Form 10-K
period 2012-12-31
First Internet Bancorp
filed 2013-03-28
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-348991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8888 Keystone Crossing, Suite 1700
Indianapolis, Indiana	46240
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:                 Common Stock, without par value

Securities registered pursuant to Section 12(g) of the Act:                 None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.                                                                                                                                               Yes ☐ No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.                                                                                                                        Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).         Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 25, 2013, the registrant had 1,876,782 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on May 20, 2013 are incorporated by reference in Part III.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include:

•	Changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or First Internet Bank of Indiana (the “Bank”) in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

•	Failures of or interruptions in the communications and information systems on which we rely to conduct our business could reduce our revenues, increase our costs or lead to disruptions in our business;

•	General economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may hinder our ability to increase lending activities or have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;

•	Competitive factors, including competition with national, regional and community financial institutions, that may lead to pricing pressures that reduce the yields the Bank earns on loans and increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees or other losses;

•	Our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences;

•	The loss of any key members of senior management; or

•	Other risk factors included under “Risk Factors” in this annual report on Form 10-K.

Furthermore, forward-looking statements are subject to risks and uncertainties related to our ability to, among other things: generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and borrowing behaviors; control expenses; dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; and monitor and manage our financial reporting, operating and disclosure control environments.

You should carefully review the disclosures and risk factors described in this and other documents we file form time to time with the U.S. Securities and Exchange Commission (“SEC”), including this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, each as amended from time to time. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

(i)

PART I

ITEM 1.	BUSINESS

General

First Internet Bancorp is a bank holding company that conducts its business activities through its subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, FDIC-insured Internet bank. The Bank offers a full complement of products and services on a nationwide basis. We do so primarily over the Internet and have no branch offices.

We commenced banking operations in 1999 and grew organically in our early years by adding new customers, products and capabilities. In 2007, we acquired Indianapolis-based Landmark Financial Corporation. The acquisition merged Landmark Savings Bank, FSB, into the Bank. The Landmark acquisition added a small number of deposit customers, primarily from Central Indiana, to the Bank; more importantly, it added a turnkey retail mortgage lending operation that we could expand through our Internet platform. More recently, we have added commercial real estate (“CRE”) and commercial and industrial (“C&I”) lending services to meet the needs of high-quality, underserved commercial borrowers.

Despite the downturn in banking that began in 2008, we have experienced substantial growth while maintaining a strong capital position, low non-performing assets, and a stable core deposit base. From December 31, 2010, total assets have increased by 26.3% from $503.9 million to $636.4 million at December 31, 2012. During the same period, total deposits grew from $422.7 million to $530.7 million, an increase of 25.6%.

Business Strategies

Our main objective is to grow in size while enhancing our profitability. We expect to grow organically on a national basis in our consumer (retail) activities and on a regional basis in our commercial (wholesale) activities. To achieve this objective, we are pursuing the following strategies:

Grow Nationwide Internet Activities. We offer our retail products and services throughout the United States through our web-based operations. Our retail banking offering appeals to consumers who require online access to their accounts but do not need a branch network for making deposits or conducting transactions in person. We believe that we are well positioned to continue to take advantage of the consumer-driven shift from branch banking to direct banking. We believe Internet banking is now the preferred banking channel by consumers. According to a 2011 American Bankers Association survey, the number of bank customers who prefer to do their banking online increased from 21% to 62% between 2007 and 2011, while those who prefer branch banking has declined from 39% to 20% over the same period.

Our online banking platform is outsourced and is scalable without requiring additional fixed-cost investments to support growth.

Increase Non-Interest Income. In 2012, we closed 2,623 residential mortgage loans. This was a 109% increase over 2011. Over 97% of these loans were sold into the secondary market, thereby contributing to non-interest income and not increasing the Bank’s assets.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining a conservative approach to lending, we expect to continue to pursue growth in our CRE and C&I loan portfolios. We entered into these markets by hiring teams of experienced bankers with lending expertise in specific industries and giving them authority to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks. During 2012, these portfolios grew from $45.6 million to $99.2 million, or 117.5%, and represented 28.0% of the total loan portfolio at December 31, 2012.

Maintain Sound Asset Quality. We strive to maintain the sound asset quality that has been representative of our recent operations. As we continue to diversify and increase our lending activities, we may face higher rates of nonpayment and other increased risks. We intend to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to our low incidence of nonperforming assets and minimal charge-offs in relation to our size.

Continue Focus on Technology and Efficiency. We have invested significantly in the infrastructure required to operate a real-time, Internet-only business model and believe that our existing data processing infrastructure can accommodate additional growth while minimizing operational costs through economies of scale. Our core banking platform is licensed software operated and maintained by Bank employees. Expanded banking operations could require additional software license or hardware costs in order to support the growth; however, these expenses are not expected to be significant. We plan to maintain our stringent cost control practices and policies.

Expand Market Share Through Disciplined Acquisition Strategy. We may expand on an opportunistic basis, primarily as a means of securing additional asset generation, for example, by acquiring a bank with an established SBA loan program.

Lending Activities

Residential Mortgage Lending. We offer first-lien residential mortgage loans in 49 states and second-lien (home equity) loans as well as home equity lines of credit in 44 states. We offer loans for homebuyers (purchase money) as well as existing homeowners who wish to refinance their current loans. The low interest rate environment has made refinancing an attractive opportunity for homeowners in the past two years. Approximately 81%, 81% and 87% of the loans we originated in 2010, 2011 and, 2012, respectively, were refinances. While we expect the low interest rate environment to continue, we have begun introducing programs to increase the proportion of purchase money loans, as this will provide a reliable stream of business in a rising rate environment.

We attract creditworthy loan applicants through disciplined online lead generation efforts and through repeat business from past customers. We track our acquisition costs vigilantly and discontinue any lead sources that are not contributing to a positive margin. We use customer relationship management tools to track prospects and identify the most likely sales opportunities on which to focus our efforts. For 2012, the weighted average credit score of our mortgage customer was 775 at time of origination.

We currently sell the vast majority of our conforming conventional (fixed rate) loans to the secondary market and thereby avoid the potential interest rate risk of these loans. We retain variable rate non-conforming (jumbo) loans in our portfolio. As rates rise, we will have the opportunity to retain conforming conventional loans on an opportunistic basis.

We also actively promote home equity loans and lines of credit through our Internet channel, leveraging our robust yet easy-to-use customer-facing toolset. We continue to expand our efforts to complement our first lien product.

Consumer Lending. While we offer consumer loans and credit cards through our website to a nationwide consumer base, the majority of our consumer loans have been acquired through indirect dealer networks, primarily horse trailers and recreational vehicles (RVs). We expanded our recreational product dealer network in 2011 and implemented a new loan origination system in Q1 2012 to improve the customer experience and document tracking.

Commercial Real Estate (CRE) Lending. We began offering CRE loans in Indiana and other parts of the Midwest in 2010. We have a team of five full-time employees, most with large regional bank experience. We expect that the majority of our CRE loans will be in office, retail, industrial, and multifamily loans in the Midwest, with credit tenant lease financing on a nationwide basis. While many banks in Central Indiana must address legacy problem CRE loans in their portfolios, we are in a position to meet pent-up demand from qualified borrowers. In 2011, the first full year of CRE loan operations, we attracted $49.8 million in CRE loan commitments. In early 2012, we made an opportunistic purchase of a small commercial real estate loan pool consisting of eight (8) seasoned term loans with an aggregate principal balance of $8.9 million.  The loans in this pool were secured by first mortgages on single tenant commercial properties, each under long term lease arrangements to major national or regional companies.  This acquisition aligned with our newly formulated strategy to enter into the national credit tenant lease financing market.  Purchasing seasoned loans that fully amortized within the remaining lease terms also helped us with diversification of the loan portfolio as we began focusing on real estate markets over a wider geographical area with longer term leasing profiles and more predictable project cash flows.

We believe our CRE portfolio will continue its growth in two ways: (1) regionally, in more traditional short-term financing arrangements supporting local developers and conventional property types (office, retail, multi-family, industrial, residential development & construction) as well as (2) nationally, where we will concentrate on longer term financing of  properties occupied by single tenants committed to long-term leases with borrowers providing significant cash equity in relation to the debt structured. We entered the national credit tenant lease financing market in January 2012 with the purchase of a pool of eight loans as described above. We have not made any additional purchases of CRE loans, and such purchases are not part of our growth strategy.

Commercial and Industrial (C&I) Lending. Historically, we only originated C&I loans occasionally as a result of referrals we received from customers and third parties. We began focusing on C&I loan originations in the Central Indiana area in late 2011. We currently have a team of seven full-time employees, most with large regional bank experience and strong local relationships. The recent increase in our C&I lending activity is intended to further diversify our lending portfolio and increase opportunities for new business. In addition to commercial loan originations, C&I lending activity can result in new deposits, including fee income from treasury management products, and opportunities to cross-sell other products such as residential mortgage loans and consumer home equity and installment loans. New C&I customers (and their advisors) also serve as referral sources for additional new business opportunities. We recently began piloting expanded online account access and treasury management service capabilities in order to attract deposits from C&I borrowers (which diversifies our deposit mix and reduces our cost of funds) and to enhance our non-interest income.

Loan Portfolio Analysis
(dollars in thousands)

	December 31,
	2012		2011		2010		2009		2008
Real estate loans:
Residential	$128,815	36.34%	$143,452	43.24%	$106,729	35.30%	$80,781	26.02%	$68,408	21.48%
Commercial	84,918	23.95%	43,507	13.11%	19,563	6.47%	20,212	6.51%	15,856	4.98%
Total real estate loans	213,733	60.29%	186,959	56.35%	126,292	41.77%	100,993	32.53%	84,264	26.46%
Commercial loans	14,271	4.03%	2,063	0.62%	4,919	1.63%	3,779	1.22%	2,443	0.77%
Consumer loans	126,486	35.68%	142,783	43.03%	171,122	56.60%	205,702	66.25%	231,732	72.77%
	354,490	100.00%	331,805	100.00%	302,333	100.00%	310,474	100.00%	318,439	100.00%
Less:
Net deferred loan fees, premiums and discounts	3,671		3,421		4,057		5,062		6,344
Allowance for losses	(5,833)		(5,656)		(6,845)		(10,097)		(4,616)
Total loans	$352,328		$329,570		$299,545		$305,439		$320,167

Loan Maturities

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2012.

(dollars in thousands)

	Real Estate
At December 31, 2012	Residential	Commercial	Commercial	Consumer	Total
Amounts due in:
One year or less	$4,368	$11,052	$5,537	$2,117	$23,074
More than one to two years	8,891	8,754	3,153	1,501	$22,299
More than two to three years	2,127	1,495	637	2,917	$7,176
More than three to five years	995	31,203	4,620	16,507	$53,325
More than five to ten years	1,055	26,814	–	82,342	$110,211
More than ten to fifteen years	3,490	4,852	324	21,102	$29,768
More than fifteen years	107,889	748	–	–	$108,637
Total	$128,815	$84,918	$14,271	$126,486	$354,490

Fixed vs. Adjustable Rate Loans

The following table shows the distribution of the outstanding loans in our portfolio between those with variable or floating interest rates and those with fixed or predetermined interest rates as of December 31, 2012.

	Due after December 31, 2012
(dollars in thousands)	Fixed	Adjustable	Total
Real estate loans:
Residential	$11,049	$117,766	$128,815
Commercial	40,248	44,670	$84,918
Total real estate loans	51,297	162,436	$213,733
Commercial loans	5,430	8,841	$14,271
Consumer loans	125,081	1,405	$126,486
Total loans	$181,808	$172,682	$354,490

Loan Activity
(dollars in thousands)

	Year ended December 31,
	2012	2011
Total loans at beginning of period:	$331,805	$302,333

Loans originated:
Real estate loans:
Residential	4,775	1,964
Commercial	35,861	25,732
Commercial loans	7,467	470
Consumer loans	24,572	15,304
Total loans originated	72,675	43,470

Loans purchased:
Real estate loans:
Residential	–	59,477
Commercial	8,877	–
Commercial loans	–	–
Consumer loans	–	–
Total loans purchased	8,877	59,477

Add (Deduct):
Principal repayments	(52,055)	(67,362)
Net other	(6,812)	(6,113)

Net loan activity	22,685	29,472
Total loans at end of period	$354,490	$331,805

Non-Performing Assets

Loans are reviewed at least quarterly and any loan whose collectability is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Restructured loans include troubled debt restructurings that involved forgiving a portion of interest or principal or making loans at a rate materially less than the market rate to borrowers whose financial condition had deteriorated. Foreclosed and repossessed assets include assets acquired in the settlement of loans. The following table sets forth the amounts and categories of non-performing assets in our portfolio as of the dates indicated.

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Non-accrual loans(1)
Real estate loans:
Residential	$1,389	$876	$2,841	$3,388	$2,383
Commercial	2,362	7,523	3,593	5,186	227
Total real estate loans	3,751	8,399	6,434	8,574	2,610
Commercial loans	–	–	1,539	–	–
Consumer loans	155	224	683	1,726	1,898
Total non-accrual loans	3,906	8,623	8,656	10,300	4,508

Accruing loans past due 90 days or more:
Real estate loans:
Residential	450	75	–	47	38
Commercial	–	–	900	–	–
Total real estate loans	450	75	900	47	38
Commercial loans	–	–	–	–	–
Consumer loans	21	56	30	72	29
Total accruing loans past due 90 days or more	471	131	930	119	67

Total non-accrual and 90 days or more past due loans	4,377	8,754	9,586	10,419	4,575

Real estate owned:
Residential	265	448	591	126	398
Commercial	3,401	1,064	1,616	–	–
Other	–	–	–	–	–
Total real estate owned	3,666	1,512	2,207	126	398

Other non-performing assets	2,253	3,113	5,118	2,164	453

Total non-performing assets	10,296	13,379	16,911	12,709	5,426
Troubled debt restructurings not included in non-accruals	1,412	1,086	360	–	–
Troubled debt restructurings and total non-performing assets	$11,708	$14,465	$17,271	$12,709	$5,426

(1) Includes non-performing troubled debt restructurings.

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Troubled debt restructurings:
Real estate loans:
Residential – Accruing	$1,092	$817	$360	$–	$–
Residential – Non-accruing	29	285	–	–	–
Commercial – Non-accruing	510	510	–	–	–
Total real estate loans	1,631	1,612	360	–	–
Commercial loans	–	–	–	–	–
Consumer loans – Accruing	319	269	–	–	–
Consumer loans – Non-accruing	20	89	–	–	–
Total troubled debt restructurings	$1,970	$1,970	$360	$–	$–

Total non-performing loans to total loans	1.23%	2.64%	3.17%	3.36%	1.44%
Total non-performing assets to total assets	1.62%	2.29%	3.36%	2.52%	1.00%
Total non-performing assets and troubled debt restructurings to total assets	1.84%	2.47%	3.43%	2.52%	1.00%

Classified Assets
(dollars in thousands)

	December 31,
	2012	2011
Special mention assets	$2,032	$2,222
Substandard assets	2,467	7,635
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$4,499	$9,857

Delinquencies
(dollars in thousands)

	December 31,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Real estate loans:
Residential	$130	$5	$1,555	$1,376	$121	$666
Commercial	–	–	2,362	–	–	7,523
Total real estate loans	130	5	3,917	1,376	121	8,189
Commercial loans	–	–	–	–	–	–
Consumer loans	1,025	148	122	1,709	213	206
Total	$1,155	$153	$4,039	$3,085	$334	$8,395

Allocation of Allowance for Loan Losses

The determination of the allowance for loan losses and the related provision is one of our critical accounting policies that is subject to significant estimates, as previously discussed. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information obtained through the credit evaluation process. We utilize a risk-rating system on non-homogenous CRE and C&I loans that includes regular credit reviews to identify and quantify the risk in the commercial portfolio. Our management conducts quarterly reviews of the entire loan portfolio and evaluates the need to establish allowances on the basis of these reviews.

Management actively monitors asset quality and, when appropriate, charges off loans against the allowance for loan losses. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used to determine the size of the allowance for loan losses.

The following table reflects allowance for loan losses and its allocations for the periods indicated.

(dollars in thousands)

	December 31,
	2012			2011			2010			2009			2008
	Amount	% of Total Allowance	% of Total Loans	Amount	% of Total Allowance	% of Total Loans	Amount	% of Total Allowance	% of Total Loans	Amount	% of Total Allowance	% of Total Loans	Amount	% of Total Allowance	% of Total Loans
Real estate loans:
Residential	$1,149	19.70%	36.34%	$1,099	19.43%	43.24%	$2,135	31.19%	35.30%	$765	7.58%	26.02%	$250	5.42%	21.48%
Commercial	3,107	53.27%	23.95%	2,485	43.93%	13.11%	1,292	18.88%	6.47%	4,232	41.91%	6.51%	260	5.63%	4.98%
Commercial loans	371	6.36%	4.03%	333	5.89%	0.62%	608	8.88%	1.63%	79	0.78%	1.22%	16	0.35%	0.77%
Consumer loans	1,206	20.67%	35.68%	1,739	30.75%	43.03%	2,810	41.05%	56.60%	5,021	49.73%	66.25%	4,090	88.60%	72.77%
Total allowance for loan losses	$5,833	100.00%	100.00%	$5,656	100.00%	100.00%	$6,845	100.00%	100.00%	$10,097	100.00%	100.00%	$4,616	100.00%	100.00%

Loan Loss Experience

The following table reflects activity in allowance for loan losses for the periods indicated and selected related statistics.

(dollars in thousands)	Fiscal Year ended December 31,
	2012	2011	2010	2009	2008
Allowance at beginning of period:	$5,656	$6,845	$10,097	$4,616	$3,564
Provision for loan losses	2,852	2,440	927	11,564	4,819
Charge offs:
Real estate loans:
Residential	(509)	(811)	(1,158)	(1,402)	(125)
Commercial	(1,464)	(698)	(445)	(294)	–
Commercial loans	–	(612)	(61)	(10)	(18)
Consumer loans	(1,438)	(2,296)	(3,399)	(5,297)	(4,330)
Total charge-offs	(3,411)	(4,417)	(5,063)	(7,003)	(4,473)

Recoveries:
Real estate loans:
Residential	148	141	121	102	10
Commercial	–	–	17	–	–
Commercial loans	75	19	–	–	18
Consumer loans	513	628	746	818	678
Total recoveries	736	788	884	920	706

Net charge-offs	(2,675)	(3,629)	(4,179)	(6,083)	(3,767)

Allowance at end of period	$5,833	$5,656	$6,845	$10,097	$4,616

Allowance to non-performing loans	133.26%	64.61%	71.41%	96.91%	100.90%
Allowance to total loans outstanding at end of period	1.65%	1.70%	2.26%	3.25%	1.45%
Net annualized charge-offs to average loans outstanding during period	(0.69)%	(1.05)%	(1.35)%	(1.85)%	(1.12)%

Underwriting Procedures and Standards

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors. Loan officers have underwriting and approval authorization of varying amounts based on their years of experience in the lending field. Additionally, based on the amount of the loan, multiple signatures and or approvals are required. Our chief credit officer has approval limits on individual loans up to $5 million and pool purchases up to $30 million. The maximum we could lend to any one borrower at December 31, 2012 was approximately $8.1 million.

Our goal is to have a well-diversified and balanced loan portfolio focusing on consumer, CRE and C&I loans. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, maturity, loan structure, industry and geography. To supplement our internal loan review resources, we have engaged an independent third-party loan review group, which together represent our internal loan review function. Our internal auditor reports to the Audit Committee of the Board of Directors. Responsibility for loan underwriting, compliance and document monitoring reside with the compliance function and loan operations function.

Residential Real Estate Loans. Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of 1-4 units and home equity loans and lines of credit.  We currently sell substantially all of the long-term fixed rate residential real estate loans that we originate to secondary market investors. We also release the servicing of these loans upon sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We typically retain in our portfolio all adjustable rate residential real estate loans that exceed the government maximum loan amount (which is currently $417,000) and also loans with balloon payment features.  Balloon periods are up to a maximum of 15 years.

Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores. Our underwriting focuses on appraised value of the collateral as well as the applicant’s ability to repay the loan from his or her employment and from other sources.  We verify an applicant’s credit information using third-party records and tax returns through the IRS.

Additionally, our residential mortgage underwriters use a third party product to assess the risk of the loan transaction for both the collateral and applicant. The product helps us identify suspicious mortgage loans and analyzes the property and neighborhood characteristics for each transaction.  From the date of application to the date of closing all of an applicant’s credit activity is monitored.  All appraisals are reviewed by our collateral underwriter, who is an Indiana state certified appraiser.  The collateral underwriter has several third party products that help assess the quality of the appraisal, the comparables chosen, and the value determination. Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral, are adjustable rate and have amortization periods of thirty years or less.

We do not offer, and have not offered, “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

Consumer Loans. Consumer loans are primarily comprised of loans and credit cards. The majority of our consumer loans are horse trailer and recreational vehicle loans, underwritten by our staff for buyers whose applications were sent to us through a dealer network.  Minimum underwriting criteria have been established that consider credit score, debt-to-income ratio, employment history, the advance percentage and collateral coverage.  Typically, consumer loans are set up on monthly payments with amortization periods based on the type and age of the collateral.

Commercial Real Estate Loans. Traditional CRE loans are comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, and loans to owners of multi-family residential structures, such as apartment buildings.  CRE loans are underwritten primarily based on historical and projected cash flows of the borrower and secondarily on the appraised value of the underlying real estate pledged as collateral on the debt. Credit tenant leases are to a major national or regional firm, typically to open a new store front or other core business operation. Credit tenant leases follow the same guidelines with additional focus on the global creditworthiness of the national or regional firm. For the various types of commercial real estate loans, minimum criteria have been established within our loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined.  Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x. Amortization periods for commercial real estate loans are generally limited to twenty years. Our CRE loans represented 23.95% of our total loan portfolio at December 31, 2012.

A CRE loan borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers of credit tenant lease loans to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

Commercial and Industrial Loans. C&I loans focus on the entire business relationship and consist of loans for business expansion as well as working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate.  These loans are generally written for three years or less. Also, new equipment financing is provided to businesses with these loans generally limited to 90% of the value of the collateral and amortization periods limited to seven years. C&I loans are often accompanied by a personal guaranty of the principal owners of a business. As with CRE loans, the underlying cash flow on a historic and projected basis of the business is the primary consideration in the underwriting process, with a desired minimum debt coverage ratio of 1.20x. We also assess the management’s operational effectiveness, level of equity invested in the business and customer relationships. We also consider relevant economic and industry factors, as well as competitor and supplier information relating to the applicant’s business.  The financial condition of commercial borrowers is monitored at least annually with the type of financial information required determined by the size of the relationship.  We address the needs of businesses with higher risk profiles through the use of government-assisted lending programs through the Small Business Administration. We determine the loan structure after evaluating what is appropriate for the specific situation and establish monitoring mechanisms for going forward.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers, and a deposit-taking ATM network. We do not currently solicit brokered deposits, although we had approximately $23.7 million and $18.3 million in brokered time deposits at December 31, 2011 and 2012, respectively.

The Bank does not own or operate any ATMs. Through network participation, the Bank’s customers are able to use nearly any ATM worldwide to withdraw cash. The Bank currently rebates up to $6.00 per customer per month for surcharges our customers incur when using an ATM owned by another institution. Management believes this program is more cost effective for the Bank, and more convenient for customers, than it would be to build and maintain a proprietary nationwide ATM network for our customers.

By providing a robust online toolset, quality customer service and a tremendous value for services offered, we have been able to develop relationships with our retail customers and build brand loyalty. The average retail checking or savings account has been open with us for more than eight years. As a result, we are not dependent upon costly account acquisition campaigns to attract new customers on a continual basis.

Deposits
(dollars in thousands)

	Fiscal Year ended December 31,
	2012		2011		2010
Regular savings accounts	$11,583	2.18%	$7,773	1.60%	$6,074	1.48%
Non-interest bearing	13,187	2.49%	15,870	3.26%	7,676	1.86%
Interest-bearing	73,660	13.88%	64,006	13.15%	53,108	12.90%
Money market accounts	202,388	38.14%	165,561	34.02%	114,874	27.91%
Certificates of deposit	211,542	39.86%	209,762	43.10%	199,248	48.41%
Brokered deposits	18,490	3.48%	23,898	4.91%	30,844	7.49%
Premiums on brokered deposits	(159)	-0.03%	(205)	-0.04%	(197)	-0.05%
Total	$530,691	100.00%	$486,665	100.00%	$411,627	100.00%

Time Deposits at December 31, 2012
(dollars in thousands)

Interest Rate:
<1.00%	$48,829
1.00% – 1.99%	57,771
2.00% – 2.99%	80,815
3.00% – 3.99%	35,567
4.00% – 4.99%	4,512
5.00% – 5.99%	2,538
Total	$230,032

Time Deposit Maturities at December 31, 2012
(dollars in thousands)

	Period to Maturity					Percentage of Total
	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total	Certificate Accounts
Interest Rate:
<1.00%	$42,085	$5,247	$998	$499	$48,829	21.23%
1.00% – 1.99%	27,115	7,815	6,882	15,959	57,771	25.12%
2.00% – 2.99%	4,980	4,077	26,323	45,435	80,815	35.13%
3.00% – 3.99%	897	19,069	5,256	10,345	35,567	15.46%
4.00% – 4.99%	3,776	1	735	–	4,512	1.96%
5.00% – 5.99%	–	–	–	2,538	2,538	1.10%
Total	$78,853	$36,209	$40,194	$74,776	$230,032	100.00%

Time Deposit Maturities of $100,000 or Greater at December 31, 2012
(dollars in thousands)

Certificates of Deposit
Maturity Period:
3 months or less	$17,268
Over 3 through 6 months	10,417
Over 6 through 12 months	22,572
Over 12 months	83,313
Total	$133,570

Federal Home Loan Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) as an alternative to retail deposit funds. The following table is a summary of FHLB borrowings for the periods indicated.

(dollars in thousands)	Fiscal Year ended December 31,
	2012	2011	2010
Balance outstanding at end of period	$40,686	$40,573	$30,455
Average amount outstanding during period	40,625	38,539	36,427
Maximum outstanding at any month end during period	40,686	40,573	47,000

Weighted average interest rate at end of period	3.22%	3.22%	4.02%
Weighted average interest rate during period	3.35%	3.52%	4.20%

Market Areas

Our only office is located in Indianapolis, Indiana. The low cost of living in Indianapolis (a 2009 Forbes study showed Indianapolis to be the most affordable place to live among the largest 40 MSAs in the United States) gives us access to highly skilled employees and office space at a competitive cost.

The market area for our retail banking activities, primarily residential mortgage and consumer lending and deposit gathering, is nationwide. The physical location of our office is of no consequence to our retail customers.

We serve CRE borrowers in surrounding states in the Midwest, while our more recent expansion into C&I banking focuses on Central Indiana. Both CRE and C&I relationships are highly dependent on strong lender/borrower relationships.

Competition

The markets in which we compete to make loans and attract deposits are highly competitive.

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, ING Direct, EverBank and Bank of Internet. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and Lending Tree. However, we also compete with the major banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including Key Bank, PNC Bank, Chase, BMO Harris, First Merchants Bank and First Financial Bank. All of these competitors have significantly greater financial resources and higher lending limits and may also offer specialized products and services we do not. For our commercial clients, we offer a highly personalized relationship and fast, local decision making.

In the United States, banking has experienced widespread consolidation over the last decade leading to the emergence of several large nationwide banking institutions. These competitors have significantly greater financial resources and offer many branch locations as well as a variety of services we do not. We have attempted to offset some of the advantages of the larger competitors by leveraging technology to deliver product solutions and better compete in targeted segments. We have positioned ourselves as an alternative to banking conglomerates for consumers who do not wish to subsidize the cost of large branch networks through high fees and unfavorable rates.

We anticipate that consolidation will continue in the financial services industry and perhaps accelerate as a result of ongoing financial stress, intensified competition for the same customer segments and significantly increased regulatory burdens and rules that are expected to increase expenses and put pressure on revenues.

Regulation and Supervision

General

We and the Bank are extensively regulated under federal and state law. We are a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and, as such, are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file reports with the Federal Reserve on a quarterly basis.

The Bank is an Indiana-chartered bank formed pursuant to the Indiana Financial Institutions Act (the “IFIA”). As such, the Bank is regularly examined by and subject to regulations promulgated by the Indiana Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”) as its primary federal bank regulator. The Bank is not a member of the Federal Reserve System.

The regulatory environment affecting us has been and continues to be altered by the enactment of new statutes and the adoption of new regulations as well as by revisions to, and evolving interpretations of, existing regulations. State and federal banking agencies have significant discretion in the conduct of their supervisory and enforcement activities and their examination policies. Any change in such practices and policies could have a material impact on our operations and shareholders.

The following discussion is intended to be a summary of the material statutes, regulations and regulatory directives that are currently applicable to us. It does not purport to be comprehensive or complete and it is expressly subject to and modified by reference to the text of the applicable statutes, regulations and directives.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services. Certain provisions of the Dodd-Frank Act noted in this section are also discussed in other sections. Furthermore, many of the provisions of the Dodd-Frank Act require further study or rulemaking by federal agencies, a process which will take months and years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. The Company has never issued any trust preferred securities. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and provided unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now being calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) has been raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act barred certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial organizations engaging in such activities.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the FDIC. Further, the Dodd-Frank Act established the Office of Financial Research, which has the power to require reports from other financial services companies.

Holding Company Regulation

We are subject to supervision and examination as a bank holding company by the Federal Reserve under the BHCA. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered, among other things, to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies, and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. Federal Reserve approval is also required in connection with bank holding companies’ acquisitions of more than 5% of the voting shares of any class of a depository institution or its holding company and, among other things, in connection with the bank holding company’s engaging in new activities.

Under the BHCA, our activities are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (1) acquiring or holding more than a 5% voting interest in any bank or bank holding company, (2) acquiring all or substantially all of the assets of another bank or bank holding company or (3) merging or consolidating with another bank holding company.

We have not filed an election with the Federal Reserve to be treated as a “financial holding company,” a type of holding company that can engage in certain insurance and securities-related activities that are not permitted for a bank holding company.

Source of Strength. Under the Dodd-Frank Act, we are required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. Although the Dodd-Frank Act requires the federal banking agencies to issue regulations to implement the source of strength provisions, no regulations have been promulgated at this time. In addition, any capital loans by a bank holding company to any of its depository subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a depository subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Banks, Generally

Business Activities. The Bank derives its lending and investment powers from the IFIA, the Federal Deposit Insurance Act (the “FDIA”) and related regulations.

Loans-to-One Borrower Limitations. Generally, the Bank’s total loans or extensions of credit to a single borrower outstanding at one time, and not fully secured, cannot exceed 15% of the Bank’s unimpaired capital and surplus. If the loans or extensions of credit are fully secured by readily marketable collateral, the Bank may lend up to an additional 10% of its unimpaired capital and surplus.

Capital Requirements—Generally. FDIC regulations require insured non-member banks generally to meet three minimum capital standards:

•	a ratio of tangible capital to adjusted total assets (tangible capital ratio) of not less than 1.5%;

“Tangible capital” for this purpose is defined to include common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related earnings and minority interests in consolidated subsidiaries, less intangibles and investments in certain “non-includable” subsidiaries.

•	a ratio of “core capital” to adjusted total assets (“Tier 1 Capital Ratio” or “leverage ratio”) of not less than 4%; and

“Core capital” (also called “Tier 1 Capital”) is defined similarly to tangible capital, but also includes certain qualifying supervisory goodwill and certain purchased credit card relationships.

•	a ratio of total capital (core and supplementary) to total risk-weighted assets (“Total Risk-Based Capital Ratio”) of not less than 8%, provided that the amount of supplementary capital used to satisfy this requirement may not exceed the amount of core capital.

“Supplementary capital” (also called “Tier 2 Capital”) for this purpose is defined to include cumulative and certain other preferred stock, mandatory convertible debt securities, subordinated debt and the allowance for loan and lease losses (up to a maximum of 1.25% of risk-weighted assets). In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in Tier 2 Capital.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirements, the Bank’s balance sheet assets and the credit conversion values of certain off-balance sheet items are multiplied by specified risk-weights, generally ranging from 0% for cash and obligations issued by the U.S. Government or its agencies to 100% for consumer and commercial loans, as specified by the FDIC regulations based on the degree of risk deemed to be inherent in the particular type of asset.

The FDIC has adopted regulations to implement its capital adequacy requirements through the system of prompt corrective action established by Section 38 of the FDIA. Under the prompt corrective action regulations, a bank is “well capitalized” if it has: (1) a Total Risk-Based Capital Ratio of 10.0% or greater; (2) a Tier 1 (Core) risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a Total Risk-Based Capital Ratio of 8.0% or greater; (2) a Tier 1 (Core) risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized” savings association.

Regulators also must take into consideration: (1) concentrations of credit risk, (2) interest rate risk and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of the FDIA that, for example, (1) restrict payment of capital distributions and management fees, (2) require that the FDIC monitor the condition of the bank and its efforts to restore its capital, (3) require submission of a capital restoration plan, (4) restrict the growth of the bank’s assets and (5) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

We are also subject to capital adequacy regulations of the Federal Reserve. These capital requirements are substantially similar to those applicable to the Bank. For bank holding companies, the minimum Tier 1 risk-based capital ratio is 4% and the minimum Total Risk-Based Capital Ratio is 8%. In addition to the risk-based capital requirements, the Federal Reserve requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies, the minimum leverage ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The following summarizes our applicable capital ratios as of December 31, 2012:

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)
Consolidated	$60,701	11.0%	$44,286	8.0%	N/A	N/A
Bank	59,893	10.8%	44,263	8.0%	55,329	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	54,844	9.9%	22,143	4.0%	N/A	N/A
Bank	54,036	9.8%	22,132	4.0%	33,198	6.0%
Tier 1 capital (to average assets)
Consolidated	54,844	8.9%	24,667	4.0%	N/A	N/A
Bank	54,036	8.8%	24,653	4.0%	30,817	5.0%

In June 2012, the federal banking agencies issued notices of proposed rulemaking that would replace the current risk-based and leveraged capital requirement consistent with agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”) in response to the recent financial crisis (collectively, “Basel III”). The proposed revisions would include implementation of a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and, for banking organizations subject to the advanced approaches capital rules, a supplementary leverage ratio that incorporates a broader set of exposures in the denominator measure. Additionally, consistent with Basel III, the agencies proposed to limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital as well as more conservative standards for including an instrument in regulatory capital. The revisions were also intended to implement section 171 of the Dodd-Frank Act, which requires the agencies to establish minimum risk-based and leverage capital requirements. The revised capital requirements were to become effective on January 1, 2013; however in December 2012, the agencies announced that the effective date of the proposed revisions would be delayed for an unknown period of time. Accordingly, the Company is not yet in a position to determine the effect of Basel III on its capital requirements.

TARP/CPP. Under the Troubled Asset Relief Program established by the Emergency Economic Stabilization Act of 2008, the U.S. Treasury Department established the Capital Purchase Program (“TARP/CPP”) by which the Treasury Department purchased senior preferred shares of participating holding companies or financial institutions. We determined that we did not need the capital infusion offered under the TARP/CPP, and so we never issued any preferred shares or other securities to the Treasury Department.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations of the Bank, to assess the Bank’s record of meeting the credit needs of its entire community and to take that record into account in evaluating certain applications for regulatory approvals that we may file with the FDIC.

The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

•	a lending test, to evaluate our record of making loans in our local communities, defined as our CRA assessment areas;

•	an investment test, to evaluate our record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses in our CRA assessment areas or a broader area that includes our assessment areas; and

•	a service test, to evaluate our delivery of services through our retail banking channels and the extent and innovation of our community development services.

Due to its Internet focus, the Bank does not have the kind of easily defined local community market that most other banks have. As a result, the Bank operates under a CRA Strategic Plan, which was approved by the FDIC and sets forth certain guidelines the Bank must meet in order to achieve a “Satisfactory” rating. The current Strategic Plan expires December 31, 2014; the Bank may elect to submit a new plan for approval prior to that date. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in certain activities and acquisitions of other financial institutions.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured banks, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. The Bank is in compliance with these provisions.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons (“Related Interests”), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the Bank’s board of directors. Further, provisions of the Dodd-Frank Act require that after July 21, 2011, any sale or purchase of an asset by the Bank with an insider must be on market terms and if the transaction represents more than 10% of the Bank’s capital stock and surplus it must be approved in advance by a majority of the disinterested directors of the Bank. The Bank is in compliance with these provisions.

Enforcement. The DFI and the FDIC share primary regulatory enforcement responsibility over the Bank and its institution-affiliated parties (“IAPs”), including directors, officers and employees. This enforcement authority includes, among other things, the ability to appoint a conservator or receiver for the Bank, to assess civil money penalties, to issue cease and desist orders, to seek judicial enforcement of administrative orders and to remove directors and officers from office and bar them from further participation in banking. In general, these enforcement actions may be initiated in response to violations of laws, regulations and administrative orders, as well as in response to unsafe or unsound banking practices or conditions.

Standards for Safety and Soundness. Pursuant to the FDIA, the federal banking agencies have adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. We believe we are in compliance with the safety and soundness guidelines.

Dividends. The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain the prior approval of the DFI before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by the principles of prudent bank management.

Capital Distributions. The FDIC may disapprove of a notice or application to make a capital distribution if:

•	the Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement applicable to the Bank.

Insurance of Deposit Accounts. The Bank is a member of the DIF, which is administered by the FDIC. All deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000 per depositor.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the “DRR”)—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity, which is defined as Tier 1 capital, as required in the Dodd-Frank Act. The new assessment formula became effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. The FDIC plans to raise the same expected revenue under the new base as under the current assessment base. Since the new base is larger than the current base, the proposal would lower the assessment rate schedule to maintain revenue neutrality. Assessment rates would be reduced to a range of 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (well capitalized and CAMELS I or II) and up to 30 to 45 basis points for banks in the highest risk category.

FDIC insurance expense, including assessments relating to FICO bonds, totaled $455,000, $727,000 and $939,000 for 2012, 2011 and 2010, respectively.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon core deposits, fed funds lines with correspondent banks, FHLB of Indianapolis borrowings and brokered deposits. The Bank does not currently solicit brokered deposits. The Bank believes it has sufficient liquidity to meet its funding obligations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Indianapolis, is required to acquire and hold shares of capital stock in the FHLB of Indianapolis. While the required percentage of stock ownership is subject to change by the FHLB of Indianapolis, the Bank is in compliance with this requirement with an investment in FHLB of Indianapolis stock at December 31, 2012 of $2.9 million. Any advances from the FHLB of Indianapolis must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB of Indianapolis stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve’s regulations currently require reserves equal to 3% on transaction account balances over $10.7 million and up to $58.8 million, plus 10% on the excess over $58.8 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (the “BSA”), a financial institution is required to have systems in place to detect and report transactions of a certain size and nature. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will enforce CFPB rules with respect to the Bank.

Interchange Fees. Pursuant to the Dodd-Frank Act, the Federal Reserve has issued a final rule governing the interchange fees charged on debit card transactions. The rule caps the interchange income that an issuing bank can receive from a debit card holder’s transactions. The rule became effective October 1, 2011. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in point-of-sale networks paying the same reduced interchange rate to banks of all sizes. If that were to occur, the Bank would receive less income on its debit card customers’ transactions.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

Customer Information Security. The federal banking agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.”

Identity Theft Red Flags. The federal banking agencies jointly issued final rules and guidelines in 2007 implementing Section 114 of the FACT Act and final rules implementing Section 315 of the FACT Act. The rules implementing Section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of an Identity Theft Prevention Program that satisfies the requirements of the rules. The rules implementing Section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules, that became effective in 2008, under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. The Bank is required to provide notice to its customers on an annual basis disclosing their policies and procedures on the sharing of nonpublic personal information. In December 2009, the federal banking agencies promulgated regulations that incorporate a two-page model form that financial institutions may use to satisfy their privacy disclosure obligations under the GLBA. These regulations became effective in January 2011.

Employees

At December 31, 2012, we had 97 employees, all of whom are full-time employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. Our principal executive offices are located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240, and our telephone number is (317) 532-7900.

Available Information

Our Internet address is www.firstinternetbancorp.com. We plan to post important information for investors on our website in the “Investor Relations” section. We expect to use this website as a means of disclosing material, non public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC;

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies. Archives of some of these events are also available;

•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;

•	corporate governance information, including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and other governance-related policies;

•	shareholder services information, including ways to contact our transfer agent; and

•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
David B. Becker	59	Chief Executive Officer, President, Director and Chairman
Nicole S. Lorch	38	Senior Vice President, Retail Banking
C. Charles Perfetti	68	Senior Vice President
Edward A. Roebuck	48	Senior Vice President and Chief Credit Officer
Laurinda A. Swank	41	Senior Vice President-Accounting and Chief Accounting Officer
Kay E. Whitaker	53	Senior Vice President-Finance, Chief Financial Officer and Secretary

David B. Becker has served as our Chairman of the Board since 2006 and as our President since 2007.

Mr. Becker is the founder of the Bank and has served as an officer and director of the Bank since 1999.

Mr. Becker’s experiences as an entrepreneur in numerous businesses and in acting as our principal executive officer for over five years qualify him for service on our Board of Directors.

Nicole S. Lorch has served as Senior Vice President, Retail Banking since May 2011. Ms. Lorch joined the Company as Director of Marketing in 1999 and served as Vice President, Marketing & Technology from May 2003 to May 2011. She previously served as Director of Marketing at Virtual Financial Services, an online banking services provider, from 1996 to 1999.

C. Charles Perfetti was appointed Senior Vice President in January 2012. Mr. Perfetti joined First Internet Bancorp in 2007 upon our acquisition of Landmark Financial Corporation, where he had served as President from 1989 to 2007. He previously conducted independent real estate and government consulting and served as the Chief Investment Manager of the State of Indiana from 1979 to 1986.

Edward A. Roebuck has served as Senior Vice President, Chief Credit Officer since August 2012. Mr. Roebuck previously served as Senior Asset Manager at PNC Bank from January 2009 to June 2012 and as Chief Credit Officer and Senior Underwriter at National City Bank from 1986 to December 2008.

Laurinda A. Swank was appointed to serve as Senior Vice President-Accounting and Chief Accounting Officer in January 2013. Ms. Swank previously served as Senior Vice President, Chief Financial Officer and Secretary from May 2002 to January 2013 and as Vice President and Controller from 1999 to 2002. Prior to that, she served as Controller at Automotive Finance Corporation, a floor plan financing source for auto dealers nationwide, from 1996 to 1999 as well as a Senior Auditor at Ernst & Young, a public accounting firm, from 1993 to 1996.

Kay E. Whitaker was appointed to serve as Senior Vice President-Finance, Chief Financial Officer and Secretary in January 2013. Ms. Whitaker previously served as Chief Financial Officer at the Central Indiana Community Foundation from July 2007 to December 2012, where she managed all accounting, finance, human resources, facilities, technology and data functions. She also served as an independent consultant for PricewaterhouseCoopers from 2005 to 2007, as Chief Operating Officer of Energy Ventures, an energy services and utility corporation, from 1997 to 2004, as Chief Financial Officer of Golden Care, Inc., a respiratory therapy and supply company, from 1995 to 1997 and as a Senior Manager in the financial services: mortgage and commercial banking division of PricewaterhouseCoopers from 1982 to 1995.

Executive officers are elected annually by our board of directors and serve a one-year period or until their successors are elected.

None of the above-identified executive officers is related to each other or to any of our directors.

Item 1A.	Risk Factors

Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

We are subject to extensive governmental regulation, which may result in significant restrictions on our activities, operations, financing and ownership.

We and the Bank are subject to extensive governmental regulation that is intended primarily to protect depositors and the DFI, rather than our shareholders. As a bank holding company, we are regulated primarily by the Federal Reserve. As an Indiana-chartered bank, the Bank is subject to regulation, examination and supervision by the DFI as chartering authority, and the FDIC as the primary federal regulator and deposit insurer. These regulators have the ability, should the situation require, to place significant regulatory and operational restrictions upon us and the Bank. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements, including the Dodd-Frank Act and new regulatory capital requirements intended to implement Basel III. Failure to comply with the new requirements may negatively affect our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Federal and state laws and regulations govern numerous other matters including permissible types, amounts and terms of extensions of credit and investments; permissible nonbanking activities; the level of reserves against deposits; and restrictions on dividend payments. The DFI and FDIC possess the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we, and the Bank, may conduct business and obtain financing.

A failure of, or interruption in, the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Although we have built a level of redundancy into our information technology infrastructure and update our business continuity plan annually, any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors or external events could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications and reduced efficiency in servicing. In addition, our communication and information systems may present security risks and could be susceptible to hacking or other unauthorized access. The occurrence of any of these events could have a material adverse effect on our business.

Our plans to grow our commercial loan portfolios may not succeed.

We may not succeed in our plans to grow our CRE and C&I loan portfolios. Even if our plans can be implemented successfully, this may not result in the realization of the expected benefits. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent on our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Our failure to achieve or manage this growth could have an adverse effect on our business, future prospects, financial condition or results of operations.

An inadequate allowance for loan losses would reduce our earnings and adversely affect our financial condition and results of operations.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral. Although we and our regulators regularly review our loan portfolio and evaluate the adequacy of our allowance and believe that the allowance is adequate to absorb such probable losses, there can be no assurance that we will not experience losses in excess of the allowance and be required to increase our provision.

As of December 31, 2012, our allowance for loan losses was $5.8 million, which represented approximately 1.65% of total loans. We had $4.4 million in non-performing loans as of December 31, 2012. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Any increase in our provision could have a material adverse effect on our financial condition and results of operations.

The market value of some of our investments could decline and adversely affect our financial position.

As of December 31, 2012, we held $3.3 million fair value of investments in private label mortgage-backed and pooled trust securities which had an unrealized loss of $2.4 million. Although we use economic models to determine whether an other-than-temporary impairment has occurred, such models have limitations. Although we do not anticipate any decline in the value of these investments, if they experience an other-than-temporary impairment, we would be required to record a write-down or loss and a charge to our earnings.

Our products and services are delivered on a technological platform that is subject to rapid change and transformation.

The Bank conducts its consumer lending and deposit-gathering activities through the Internet. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse impact on our business and results of operations.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.

If we continue to experience significant growth, we may need to raise additional capital. Our ability to raise capital, if needed, will depend upon our financial performance and condition and on conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it would have a material adverse effect on our financial condition, results of operations and prospects.

The competitive nature of the banking and financial services industry could negatively affect our ability to increase our market share and retain long-term profitability.

Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long-term basis. Our success will depend on the ability of the Bank to compete successfully on a long-term basis within the financial services industry.

Reputational risk and social factors may negatively affect us.

Our ability to attract and retain depositors and customers is highly dependent upon consumer and other external perceptions of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts, accessing credit markets and increased regulatory scrutiny of our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying their loans where the financed properties’ market values are less than the amount of their loans, or for other reasons, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely affect our reputation.

In addition, adverse reputational developments with respect to third parties with whom we have important relationships may adversely affect our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize they could negatively affect our business, financial condition and results of operations.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon our management and the abilities of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition and results of operations. In particular, the loss of our chief executive officer could have a material adverse effect on our operations.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume and overall profitability.

Market interest rates are beyond our control, and they fluctuate in response to economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

We are a holding company dependent on capital distributions from the Bank.

We are a separate and distinct legal entity from the Bank and depend on dividends, distributions and other payments from the Bank to fund all payments on our obligations. The ability of the Bank to pay dividends to us is limited by state and federal law and depends generally on the Bank’s ability to generate net income. If we are unable to comply with applicable provisions of these statutes and regulations, the Bank may not be able to pay dividends to us, and we would not be able to pay dividends on our outstanding common stock.

RISKS RELATED TO OUR COMMON STOCK

There is a limited trading market for our common stock and you may not be able to resell your shares.

Our common stock began trading on the NASDAQ Capital Market on February 22, 2013; however, trading remains relatively limited. Although we expect that a more liquid market for our common stock will develop, we cannot guarantee that you would be able to resell shares of common stock at an attractive price or at all.

Federal banking laws limit the acquisition and ownership of our common stock.

Because we are a bank holding company, any purchaser of 5% or more of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the Change in Bank Control Act of 1978, as amended, or the BHCA. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person other than a bank holding company may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of Indiana law and provisions of our Articles of Incorporation could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to certain anti-takeover provisions under the Indiana Business Corporation Law. Additionally, our Articles of Incorporation authorize our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders.

Our shares of common stock are not an insured deposit and as such are subject to loss of entire investment.

The shares of our common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

If we were to issue preferred stock, the rights of holders of our common stock and the value of such common stock could be adversely affected.

Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock would be adversely affected.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

Although we are subject to extensive regulation as a financial institution, until recently we have historically not been required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and traded on a national securities exchange. With the listing of our common stock on the NASDAQ Capital Market we are subject to these requirements. Compliance with these requirements means we will incur significant legal, accounting and other expenses that we did not incur in the past and are not reflected in our historical financial statements. Compliance will also require a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting, and will require changes in corporate governance practices. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

On February 21, 2012 we relocated our principal office within the same office park in Indianapolis, Indiana to accommodate our growth. As part of the move, we extended the terms of our existing lease with the landlord increasing our space from 14,766 square feet to approximately 23,891 square feet of office space under a lease that has a remaining term of approximately 97 months.

On March 6, 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate located at 11201 USA Parkway, Fishers, Indiana from an unaffiliated third party for an aggregate consideration of approximately $4.0 million. The Company acquired the Fishers property for the current and future operations of the Bank. The Bank intends to use this property primarily for administrative operations.

The Company borrowed $4.0 million from the Bank for the purchase of the Fishers property. The scheduled maturity date of the loan is March 6, 2014. The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the "Prime Rate" published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company maintain collateral securing the loan that has a value of not less than $5.2 million during the term of the loan.

On March 6, 2013, the Company entered into a lease with the Bank for the Bank's use of approximately 15,250 square feet of office space at the Fishers property. The lease has an initial term of five years and provides for monthly rent in the amount of $18.50 per square foot. We expect that the Bank will increase its use of the property over time. We believe that the leased principal office space and the Fishers property will be adequate to meet the Bank’s current and near-term needs.

On March 5, 2013 the Bank entered into a sublease for 5,670 square feet of furnished office space in Tempe, Arizona and intends to use the space primarily to house administrative operations. The term of the lease is 37 months.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective February 22, 2013, our common stock begain trading on the NASDAQ Capital Market under the symbol “INBK.” Previously, our common stock (and prior to the formation of the Company, shares of the common stock of the Bank) were quoted on the over-the-counter market under the symbol “FIBP.” The following table sets forth the range of high and low bid quotations for each quarter within the two most recent fiscal years and the subsequent interim period. These quotations as reported on the over-the-counter market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low	Declared
Period	(US$)	(US$)	Dividends
Year Ended December 31, 2011:
First Quarter	11.40	10.25
Second Quarter	12.00	10.10
Third Quarter	11.74	9.25
Fourth Quarter	11.50	9.70
Year Ending December 31, 2012:
First Quarter	15.90	10.25
Second Quarter	16.00	13.45
Third Quarter	17.05	14.63
Fourth Quarter	22.98	16.00	$0.25

As of March 25, 2013, we had 1,876,782 shares of common stock issued and outstanding, and there were 188 holders of record of our common stock.

Dividends

On November 20, 2012, we announced a special cash dividend of $0.25 per share of common stock, which was paid on December 28, 2012 to the holders of record as of December 10, 2012.

On March 18, 2013, the Board of Directors declared a cash dividend for the first quarter of 2013 of $0.06 per share payable on April 15, 2013 to shareholders of record on April 1, 2013. We expect to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, we issued 1,439 deferred stock rights to our non-employee directors under our Directors’ Deferred Stock Plan and 5,192 shares of common stock under our 2012 Senior Management Bonus Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof, and the rules and regulations promulgated thereunder, or Rule 701 thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and agreements relating to compensation as provided under such Rule 701.

Item 6.    Selected Financial Data

Five Year Selected Financial and Other Data
(dollars in thousands)

	Fiscal Year ended December 31,
	2012	2011	2010	2009	2008
Financial Condition:
Total assets	$636,367	$585,440	$503,915	$504,615	$543,044
Cash and cash equivalents	32,513	34,778	32,417	30,016	25,780
Investment securities available for sale	156,693	149,270	136,936	133,584	168,807
Loans held for sale	63,234	45,091	5,008	7,169	4,203
Loans receivable, net	352,328	329,570	299,545	305,439	320,167
Deposits	530,691	486,665	422,703	411,627	439,242
Federal Home Loan Bank advances	40,686	40,573	30,455	47,000	57,000
Total shareholders’ equity	61,350	55,423	48,897	44,764	45,411

Operating:
Interest and dividends	24,117	23,944	25,296	28,607	31,155
Interest expense	8,532	9,621	10,785	14,859	18,873
Net interest income	15,585	14,323	14,511	13,748	12,282
Provision for loan losses	2,852	2,440	927	11,564	4,819
Non-interest income	11,744	3,559	3,437	2,903	2,585
Non-interest expenses	16,677	11,483	10,370	9,341	8,481
Income (loss) before income taxes	7,800	3,959	6,651	(4,254)	1,567
Income taxes	2,194	773	1,696	(2,136)	(9)
Net income (loss)	$5,606	$3,186	$4,955	$(2,118)	$1,576

Performance Ratios:
Return on average assets	0.91%	0.59%	1.01%	-0.40%	0.29%
Return on average equity	9.51%	6.13%	10.21%	-4.59%	3.47%
Interest rate spread (1)	2.49%	2.57%	2.83%	2.42%	2.07%
Net interest margin (2)	2.63%	2.75%	3.06%	2.67%	2.34%
Noninterest expense to average assets	2.71%	2.12%	2.11%	1.76%	1.56%
Efficiency ratio (3)	61.02%	64.22%	57.78%	56.10%	57.05%
Average interest-earning assets to average interest-bearing liabilities	110.19%	110.02%	109.89%	108.65%	107.63%
Average equity to average assets	9.59%	9.61%	9.85%	8.68%	8.38%

Capital Ratios:
Total capital to risk weighted assets	11.0%	12.4%	12.2%	11.0%	13.2%
Tier 1 capital to risk weighted assets	9.9%	11.2%	10.9%	9.8%	12.0%
Tier 1 capital to average assets	8.9%	8.7%	9.4%	7.7%	8.2%

	Fiscal Year ended December 31,
	2012	2011	2010	2009	2008
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.65%	1.70%	2.26%	3.25%	1.45%
Allowance for loan losses as a percentage of non-performing loans	133.26%	64.61%	71.41%	96.91%	100.90%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.69)%	(1.05)%	(1.35)%	(1.85)%	(1.12)%
Non-performing loans as a percentage of total loans	1.23%	2.64%	3.17%	3.36%	1.44%
Non-performing loans as percentage of total assets	0.69%	1.50%	1.90%	2.06%	0.84%
Total non-performing assets and troubled debt restructuring as a percentage of total assets	1.84%	2.47%	3.43%	2.52%	1.00%

Shares and Per Share Data:
Average common shares outstanding:
Basic	1,912,910	1,906,289	1,898,919	1,892,082	1,878,466
Diluted	1,912,910	1,906,289	1,898,919	1,892,082	1,886,466
Per share:
Basic earnings available to common shareholders	2.93	1.67	2.61	(1.12)	0.84
Diluted earnings available to common shareholders	2.93	1.67	2.61	(1.12)	0.84
Dividends – common stock	0.25	–	–	–	–
Dividend payout ratio (4)	8.53%	0.00%	0.00%	0.00%	0.00%

Other:
Number of offices	1	1	1	2	2

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interestbearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Dividends per share divided by diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

The primary drivers of our performance since January 1, 2011, have been:

•	our ability to capitalize on the demand for residential mortgage refinancing due to the ongoing low-rate environment and our scalable, efficient process;

•	our deployment of excess cash into higher-yielding assets; and

•	our ability to maintain high credit quality despite the ongoing difficulties affecting many other banks.

During 2011 and 2012, we reported collective net income of $8.8 million. During the same period, total assets increased by $132.5 million, or 26.3%. We increased net loans in this period by $52.8 million, or 17.6%, from December 31, 2010. Net interest income totaled $29.9 million in 2011 and 2012. During the same period, our net interest spread on an annualized basis has been relatively steady at 2.57% and 2.49% for 2011 and 2012, respectively. Securities available for sale increased by $19.8 million, or 14.4%. Our regulatory capital ratios have remained well above all required minimums. Non-performing loans as a percentage of total loans declined from 3.17% in 2010 to 2.64% and 1.23% in 2011 and 2012, respectively.

Due to our sustained record of performance, our Board of Directors declared a special cash dividend of $0.25 per share payable December 28, 2012, to holders of our common stock on December 10, 2012.

Results of Operations

Fiscal Year Ended December 31, 2012 vs. Fiscal Year Ended December 31, 2011

Interest income from loans for 2012 increased by $551,000, or 2.9%, compared to 2011 primarily due to an increase of $43.5 million in average loans outstanding.

Interest expense from deposits for 2012 decreased by $1.1 million, or 13.2%, compared to 2011 primarily due to the low rate environment. Despite an increase of $62.9 million in the average balance of interest bearing deposits, the average cost of funds decreased by 0.46%.

Provision for loan losses increased by $412,000, or 16.9%, from 2011 to 2012 as a result of management’s ongoing evaluation of the adequacy of the allowance for loan losses which includes an analysis of the overall size and composition of the portfolio as well as a review of all loans for which full collectability may not be reasonably assured which considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, loan loss experience and other factors that are particularly susceptible to changes that could result in a material change to the borrower’s ability to pay the loan upon maturity. Provision expense improvements in 2012 occurred due to reduced delinquencies and charge-off activity which offset the impact of the growth within loans on the balance sheet.

Gain on loans sold during 2012 increased by $7.0 million, or 188.5%, compared to 2011, primarily due to increased loan origination for refinancing within the residential mortgage department. The ongoing low rate environment has made refinancing existing mortgages an attractive option for consumers.

Other-than-temporary impairment (“OTTI”) charges in our securities portfolio decreased by $374,000, or 59.7%, compared to 2011. Management’s evaluation of the securities portfolio in 2012 indicated OTTI losses on three securities. The amortized cost remaining on securities with OTTI losses totaled $2.0 million as of December 31, 2012.

Loss on asset disposals decreased by $959,000, or 91.2%, in 2012, primarily as the result of the write off in the fourth quarter of 2011 of $368,000 representing the full value of our investment in an Indiana financial institution which disclosed that it may be unable to continue as a going concern. The Bank also wrote down a commercial property held as Other Real Estate Owned (“OREO”) by $288,000 in the fourth quarter of 2011. In addition, the Bank recognized a $189,000 gain on liquidation of a commercial property in OREO in the third quarter of 2012.

Salaries and employee benefits increased $3.2 million, or 60.6%, reflecting the addition of 23 full time employees during 2012 compared to 2011. We added staff within the residential mortgage and C&I departments to address increased origination volumes. In addition, the Bank recognized an additional $1.1 million of expense in 2012 related to performance bonuses.

Marketing, advertising and promotion expenses increased by $426,000, or 45.5%, as the result of the increased usage of third party lead sources to attract potential borrowers to our mortgage website. We acquire mortgage leads from third party sources to drive loan applications.

Consulting and professional fees increased by $645,000, or 83.0%, to accommodate increased legal fees of approximately $497,000 during 2012 incurred through the normal course of operations such as credit collection efforts and public company filing activities.

Loan expenses increased by $571,000, or 108.6%, due primarily to $285,000 of expenses related to a non performing commercial real estate credit which was moved to OREO in October 2012. In addition, expenses related to loan underwriting activities increased $261,000 as a result of the increase in the level of mortgage originations.

Premises and equipment expenses increased by $294,000, or 19.9%, due primarily to $191,000 of expenses related to a non performing commercial real estate credit which was moved to OREO in October 2012.

Deposit insurance premiums decreased by $272,000, or 37.4%, due to a 0.015% decrease in the Bank’s FDIC assessment rates.

Average Balance Sheets, Net Interest Earnings

For the periods presented, the following table provides the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of daily balances. Non-accrual loans are included in average loan balances.

Average Balance Sheets
(dollars in thousands)

	Year ended December 31,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$390,058	$19,303	4.95%	$346,589	$18,752	5.41%	$309,655	$19,868	6.42%
Investment securities	172,887	4,645	2.69%	145,823	5,045	3.46%	133,943	5,294	3.95%
FHLB stock	2,943	100	3.40%	3,080	83	2.69%	3,592	68	1.89%
Other interest-earning assets	27,363	69	0.25%	25,383	64	0.25%	27,447	66	0.24%
Total interest-earning assets	593,251	24,117		520,875	23,944		474,637	25,296

Noninterest-earning assets	21,289			19,938			17,896
Total assets	$614,540			$540,813			$492,533

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$9,999	$58	0.58%	$7,417	$48	0.65%	$6,760	$50	0.74%
Interest-bearing demand deposits	62,154	351	0.56%	55,708	386	0.69%	50,963	403	0.79%
Money market accounts	187,029	1,448	0.77%	151,134	1,444	0.96%	125,223	1,408	1.12%
Certificates and brokered deposits	238,575	5,315	2.23%	220,601	6,388	2.90%	212,553	7,393	3.48%
Total interest-bearing deposits	497,757	7,172		434,860	8,266		395,499	9,254

FHLB advances	40,625	1,360	3.35%	38,539	1,355	3.52%	36,427	1,531	4.20%
Other borrowings	–	–	0.00%	20	–	0.51%	–	–	0.00%
Total interest-bearing liabilities	538,382	8,532		473,419	9,621		431,926	10,785

Noninterest-bearing liabilities	13,939			8,218			7,069
Other non-interest bearing liabilities	3,285			6,863			4,502
Total liabilities	555,606			488,500			443,497

Stockholders’ equity	58,934			52,313			49,036
Total liabilities and equity	$614,540			$540,813			$492,533

Net interest income		$15,585			$14,323			$14,511

Interest rate spread			2.49%			2.57%			2.83%
Net interest margin			2.63%			2.75%			3.06%
Average interest-earning assets to average interest-bearing liabilities			110.19%			110.02%			109.89%

Rate/Volume Analysis

(dollars in thousands)

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	Rate/Volume Analysis of Net Interest Income Fiscal Years ended December 31,
	2012 vs. 2011 Due to Changes in			2011 vs. 2010 Due to Changes in			2010 vs. 2009 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans receivable	$2,233	$(1,683)	$550	$2,209	$(3,325)	$(1,116)	$(1,234)	$(331)	$(1,565)
Investment securities	776	(1,176)	(400)	416	(665)	(249)	(957)	(784)	(1,741)
FHLB stock	(4)	22	18	(11)	26	15	(1)	(10)	(11)
Other interest-earning assets	5	–	5	(5)	3	(2)	5	1	6
Total	3,010	(2,837)	173	2,609	(3,961)	(1,352)	(2,187)	(1,124)	(3,311)

Interest expense
Deposits	852	(1,946)	(1,094)	578	(1,566)	(988)	(1,740)	(1,782)	(3,522)
FHLB advances	71	(66)	5	85	(261)	(176)	(557)	5	(552)
Total	923	(2,012)	(1,089)	663	(1,827)	(1,164)	(2,297)	(1,777)	(4,074)

Increase (decrease) in net interest income	$2,087	$(825)	$1,262	$1,946	$(2,134)	$(188)	$110	$653	$763

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. Historically, the Company has not had significant demands for the use of its cash. However, we declared a special dividend of $0.25 per share of common stock in the fourth quarter of 2012. At December 31, 2012, the Company, on an unconsolidated basis, had $782,000 in cash generally available for its cash needs.

On March 18, 2013, the Board of Directors declared a cash dividend for the first quarter of 2013 of $0.06 per share payable April 15, 2013 to shareholders on April 1, 2013. We expect to continue to pay dividends on a quarterly basis; however, the declaration and amount of future dividends will be determined by the Board of Directors on the basis of our financial condition, earnings, regulatory constraints and other factors.

At December 31, 2012, we had $189.2 million in cash and investment securities available for sale and $63.2 million in loans held for sale that were generally available for our cash needs. At December 31, 2012, we had the ability to borrow an additional $23.1 million in FHLB advances and correspondent bank fed funds line of credit draws.

At December 31, 2012, approved outstanding loan commitments, including unused lines of credit, amounted to $33.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $78.9 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Bank-owned life insurance increased 41.4% from the end of 2011 as a result of a $3.0 million purchase completed in the first quarter of 2012.

OREO which is included in other assets increased by 142.6% during 2012, primarily as the result of the transition of a single commercial real estate loan into OREO during the fourth quarter of 2012 representing $2.6 million. The balance of OREO as of December 31, 2012 was $3.7 million.

Other assets, excluding OREO, decreased by 10.0% since the end of 2011 reflecting a decrease in deferred tax assets due to continued positive earnings and increases in unrealized gains and losses on securities available for sale impacting mark-to-market adjustments within deferred taxes.

Total deposits increased 9.0% from the end of 2011. Due to recent economic conditions, consumers have maintained higher cash balances in bank deposit accounts such as money market savings and short term time deposits.

Total shareholders’ equity increased $5.9 million during 2012, as a result of net income of $5.6 million and an increase of $598,000 in accumulated other comprehensive income due to increased unrealized gains on available-for-sale securities.

At December 31, 2012, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations. We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay; however, if we continue to experience significant growth, we may require additional capital resources. Although we have limited experience in raising additional capital, we believe the listing of our common stock on the NASDAQ Capital Market will improve our ability to access capital markets when necessary by enhancing the marketability of our common stock.

Investing Activities

Investment Securities Portfolio

In managing our investment securities portfolio we focus on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. Currently, all of our investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Purchases during 2012 focused primarily on mortgage-backed securities issued by U.S. government sponsored enterprises.

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated.

(dollars in thousands)	December 31,
	2012		2011		2010
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available for sale:
U.S. government-sponsored enterprises	$18,666	$19,618	$24,685	$25,502	$43,444	$43,393
U.S. government treasuries	–	–	–	–	2,369	2,332
Municipals	39,999	42,540	40,849	42,761	42,463	40,764
Mortgage- and asset-backed securities – government-sponsored enterprises	75,782	77,489	67,354	69,790	37,850	39,981
Mortgage- and asset-backed securities – private labeled	2,696	2,453	5,850	5,445	9,720	9,000
Other securities	16,753	14,593	8,648	5,772	4,279	1,466
Total securities available for sale	$153,896	$156,693	$147,386	$149,270	$140,125	$136,936

Our trust preferred securities consist of the two securities identified in the following table, which contains information regarding these securities as of December 31, 2012 (amounts in thousands):

Deal name	I-PreTSL I	ALESCO IV
Class	B-2 Notes	B-2 Notes
Book value	$2,000	$1,036
Fair value	$812	$28
Unrealized loss	$(1,188)	$(1,008)
Other-than-temporary impairment recorded in earnings	$-	$964

Lowest credit rating assigned	CCC-	C
Number of performing institutions	14	31
Number of issuers in default	0	1
Number of issuers in deferral	2	7

Original collateral	$351,000	$400,000
Actual defaults & deferrals as a % of original collateral	4.27%	12.13%
Remaining collateral	$188,500	$258,397
Actual defaults & deferrals as a % of remaining collateral	7.96%	18.77%
Expected defaults & deferrals as a % of remaining collateral	21.17%	14.00%
Performing collateral	$173,500	$209,897

Current balance of class	$33,200	$55,550
Subordination	$16,000	$0
Excess subordination	$27,200	$(111,276)
Excess subordination as a % of performing collateral	15.7%	-53.0%

Cash Flow Analysis Assumptions:
Discount margin (1)	7.00%	14.25%
Cumulative Default % Range	4.9% - 100%	2.2% - 100%
(Weighted Average)	(29.1)%	(16.5)%
Loss Given Default % Range	85% - 85%	90% - 100%
(Weighted Average)	(85)%	(90.1)%
Cumulative Prepayment % Range		0% - 100%
(Weighted Average)	n/a	(15.6)%

 (1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date

These two securities are Collateralized Debt Obligations (“CDOs”) that are backed by pools of debt securities issued by financial institutions. The collateral of the ALESCO CDO consists of trust-preferred securities (“TruPS”) and subordinated debt securities issued by banks and bank holding companies. The collateral of the PreTSL CDO consists of TruPS and subordinated debt securities of insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class of notes and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes notes were paid.

However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder in the CDO will not receive a greater than projected or even full payment of cash flow at maturity.

At December 31, 2012 and 2011 the Company was receiving “payment in kind” (“PIK”), in lieu of cash interest on the ALESCO trust preferred securities investment. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s CDOs both allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers of the securities in the collateral pool are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of these CDOs provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s CDO investments are in the mezzanine tranches or classes which are subordinate to one of more senior tranches of their respective issues. The Company is receiving PIK for the ALESCO CDO due to failure of the required senior tranche coverage tests described. This security is currently projected to remain in full or partial PIK status for a period of three years.

The impact of payment of PIK to subordinate tranches is to strengthen the position of the senior tranches by reducing the senior tranches’ principal balances relative to available collateral and cash flow.  The impact to the subordinate tranches is to increase principal balances, decrease cash flow, and increase credit risk to the tranches receiving the PIK. The risk to holders of a security of a tranche in PIK status is that the total cash flow will not be sufficient to repay all principal and capitalized interest related to the investment.

During the third quarter of 2009, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the ALESCO CDO on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and never capitalized any PIK interest payments to the principal balance of the security.  The Company intends to keep this security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, the Company utilized an independent third party for the valuation of the CDOs as of December 31, 2012. Based on this valuation and the Company’s review of the assumptions and methodologies used, the Company believes the amortized costs recorded for its CDO investments accurately reflects the position of these securities at December 31, 2012.

Within the valuation performed, the default and recovery probabilities for each piece of collateral were formed based on the evaluation of the collateral credit and a review of historical industry default data and current/near-term operating conditions. For collateral that has already defaulted, the Company assumed no recovery. For collateral that was in deferral, the Company assumed a recovery of 10% of par for banks, thrifts or other depository institutions, and 15% of par for insurance companies. Although the Company conservatively assumed that the majority of the deferring collateral continues to defer and eventually defaults, also recognizes there is a possibility that some deferring collateral may become current at some point in the future.

TruPS CDOs are typically subject to five-year (in rare instances ten-year) no call provisions.  At the expiration of these lockout periods, they are typically freely callable at par.  As most of TruPS within CDOs were issued before 2008, most securities are now freely callable at par.  Although less common, some issuances are callable before the end of a lock out period at a premium (levels varying from issuer to issuer and typically depending on how close to the end of the no call period).  Additionally, there exists a provision in most trust preferred indentures that allow for the securities to become callable at par (even during the lockout period) if there is an adverse capital treatment event.

Prepayment assumptions are predicated on the terms and pricing of TruPS relative to prevailing current market conditions, as well as regulatory and legislative developments that may affect issuers’ decision to prepay. There were no significant changes made within the prepayment assumptions during 2012. Most TruPS have a five-year call option – meaning that, on the fifth anniversary of issuance, the issuer has the right to redeem the security at par. Additionally, most trust preferred security indentures include language that permits an issuer to call the security if an adverse capital treatment event occurs. These provisions allow issuers to redeem their TruPS at virtually any time if a legislative or regulatory development changes the TruPS’ status as a component of Tier 1 capital. The passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act in July 2010, constituted such an event for certain bank holding companies. Specifically, bank holding companies with consolidated assets of $15 billion or more can no longer treat as Tier 1 Capital any hybrid capital instruments (such as TruPS) issued on or after May 19, 2010. Furthermore, the ability of these institutions to continue to treat as Tier 1 Capital any hybrid capital instruments, including TruPS, issued before May 19, 2010, will be phased out incrementally over a period of three years, beginning January 1, 2013. Notwithstanding the foregoing, we believe that the terms and pricing of TruPS issued by banks and insurance companies were so aggressive that it is unlikely that financing on such attractive terms will become available in the foreseeable future. Additionally, the favorable capital treatment of these securities (i.e. status as Tier 1 capital) makes them a particularly attractive debt instrument. Simply put, refinancing does not make sense from either an economic or regulatory capital standpoint. Therefore, we assume that the bulk of the TruPS collateral does not prepay over the life of the CDO. However, in light of legislative developments, we have instituted a 40% prepayment assumption rate for those banks with assets greater than $15 billion for two years corresponding to the start of the phase-out period for Tier 1 capital treatment – and, subsequently, an annual prepayment rate assumption of 2%. The 40% prepayment rate was the result of a detailed analysis of the terms of those TruPS issued by banks with assets in excess of $15 Billion. Specifically, we looked to the contractual interest rate of these instruments (i.e. fixed rate or spread over LIBOR) and compared them to current debt market rates of the issuing institutions. The bulk of the TruPS within the CDOs were issued at rates inside of current market debt yield (thus making refinancing prohibitively expensive). For issuers that have made a public announcement of intent to redeem their outstanding TruPS, we assume an immediate prepayment. Additionally, we assume immediate prepayment for TruPS issued by banks with greater than $15 billion in assets and a fixed coupon of 7% or greater. The bulk of the issuances with coupons greater than 7% were issued at rates wider than current market debt yield (thus making refinancing certain). Similarly, for those TruPS issued by banks with assets between $2 billion and $15 billion and coupons greater than 7%, we assume a constant annual prepayment rate of 5%. This rate is meant to reflect the possibility that some mid-size banks with limited access to the capital markets may choose to refinance the relatively high cost debt despite the remaining positive capital treatment of their TruPS.

At present there is no prepayment rate being applied to insurance collateral.  This is due to the de minimus rate of prepayment observed for insurance collateral.  As stated above, the impact of a prepayment would be positive for insurance only CDOs.  Additionally, unlike large banks which experienced a “taking away” of preferential capital treatment, insurance companies were never subject to such an adverse event and thus have no new incentive to prepay. There would be no increase in credit loss when adding a 1% prepayment assumption.  However, there would be an increase in fair value of approximately one point.

For CDOs with only bank collateral, such as the ALESCO CDO, generally senior tranches experience increased value and no credit loss effect with increased prepayment assumptions, while mezzanine tranches typically experience increased credit loss when collateral prepayment assumptions are increased.  Typically redemptions are completed by issuers with stronger credit and/or higher coupon paper (as higher coupon paper has a higher probability of redemption due to refinancing options).  Issuers with stronger credit are more likely to continue making interest payments (less likely to default) and higher coupon paper accounts for higher interest proceeds available to pay tranches in the CDO.  The mezzanine tranches benefit from these heightened interest proceeds over time and prepayments compromise the likelihood of those payments.

For CDOs with only insurance collateral, such as the PreTSL CDO, given the significant amounts of subordination and excellent asset coverage (due to the absence of material credit events), prepayments would have a positive effect on fair value for nearly all tranches and is unlikely to cause impairment. There would be no increase in credit loss when adding a 1% prepayment assumption.  However, there would be an increase in fair value of approximately one and a half points.

Investment Maturities

The total amount of securities in an unrealized loss position for greater than 12 months is comprised of municipal, mortgage-backed and other securities. Our management periodically evaluates each security available-for-sale in an unrealized loss position to determine if the impairment is temporary or other than temporary. The unrealized losses are due solely to interest rate changes and we have the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2012, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2012.

(dollars in thousands)

	1 year or Less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Securities available for sale:
U.S. government-sponsored enterprises	$–	0.00%	$1,102	3.69%	$3,289	5.39%	$14,275	4.45%	$18,666	4.57%
Municipals	1,305	2.35%	3,168	3.42%	9,619	3.41%	25,907	3.73%	39,999	3.58%
Mortgage- and asset-backed securities – government-sponsored enterprises	–	0.00%	229	6.00%	6,150	4.28%	69,403	5.12%	75,782	5.06%
Mortgage- and asset-backed securities – private labeled	–	0.00%	193	5.25%	611	4.58%	1,892	1.89%	2,696	2.74%
Other securities	1,500	2.17%	12,217	3.74%	–	0.00%	3,036	1.59%	16,753	3.21%
Total securities available for sale	$2,805		$16,909		$19,669		$114,513		$153,896

Critical Accounting Policies and Estimates

Allowance for Loan Losses. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Management evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

Management estimates the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including changes in economic conditions, changes in underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

Investment in Debt and Equity Securities. We classify investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Accounting Standards Codification, or ASC, Topic 320, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as held-to-maturity would be recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of pricing sources, including Reuters/EJV, Interactive Data and Standard & Poors. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and management determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Other Real Estate Owned. OREO acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation adjustment is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of OREO and foreclosed assets are netted and posted through non-interest income.

Impairment of Goodwill. As a result of the acquisition of Landmark Financial Corporation, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheet. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually.

Deferred Income Tax Assets/Liabilities. Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability. If we were to experience net operating losses for tax purposes in a future period, the realization of deferred tax assets would be evaluated for a potential valuation reserve.

Additionally, management reviews our uncertain tax positions annually under ASC Subtopic 740-10, “Accounting for Uncertainty in Income Taxes.” An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11. The objective of this ASU is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this ASU. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

On July 27, 2012, the FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

On August 27, 2012, the FASB released ASU 2012-03. This Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

On October 1, 2012, the FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information required within this Update is already required to be disclosed elsewhere in the financial statements under United States Generally Accepted Accounting Principles (“GAAP”). The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company will adopt the methodologies prescribed by this ASU by the date required, and the ASU is not expected to have a material effect on its financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required pursuant to this Item begin on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 28, 2013, we entered into a new employment agreement with David Becker. This information is being reported in compliance with item 5.02(e) of the Current Report on Form 8-K. The new agreement replaces the employment agreement that had been last amended January 1, 2007.

The new agreement provides for an annual base salary and an annual bonus, if any, as determined form time to time by the Compensation Committee of the Board of Directors. The annual bonus is to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee for Mr. Becker and other senior officers. The new agreement also provides that Mr. Becker may be awarded additional compensation, benefits or consideration as the Compensation Committee may determine. The initial term of the new agreement expires on December 31, 2013, and will be automatically extended for successive one year terms unless we or Mr. Becker provide notice otherwise at least ninety (90) days before the expiration of the then existing term.

The new agreement provides that if Mr. Becker's employment is terminated by us for cause, or by him without good reason, he will be paid the amounts then due for his services through the date of termination. If the executive's employment is terminated without cause or he resigns for good reason he will be paid, in twelve equal monthly payments beginning the month following termination, an amount equal to two times his then-annual base salary plus two times the amount of the annual bonus he was paid for the calendar year preceding the termination. If Mr. Becker's employment is terminated due to his death or disability he or his estate, as the case may be, will be paid within thirty days, an amount equal to 120% of the annual bonus he was paid for the calendar year preceding the termination. If his employment terminates or is not renewed or if he resigns for any reason with twelve months following a change in control of us, he will be paid, in twelve equal monthly payments beginning the month following the end of his employment, an amount equal to three times his then-current base salary plus two times the amount of the annual bonus he was paid for the calendar year preceding the termination; provided, however, the total payments will be limited to the maximum amount that could be paid to him without imposing excise tax under Section 4999 of the Internal Revenue Code. If the executive's employment is terminated for any reason outlined in this paragraph then, to the fullest extent permitted by law, all restrictions on any outstanding incentive awards, including equity awards will lapse and become 100% vested.

In addition to other customary terms, the new agreement requires Mr. Becker to maintain confidentiality of trade secrets and other confidential information and entitles him to indemnification, subject to certain customary exceptions, by us against claims against him arising in connection with the performance of his duties. In addition, the new agreement provides that Mr. Becker will not work for or own any enterprise in competition with us in the United States for two years from the date of termination or expiration of his employment. Mr. Becker also agrees not to solicit any of our employees to work in a competing enterprise or interfere with any of our business relationships for the same period.

The new employment agreement is being filed as an exhibit to this report and is incorporated herein by reference.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2013 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012. Except for those portions specifically incorporated in this report by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this annual report under the caption “Executive Officers of the Registrant.”

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available through the Investor Relations section of our website at www.firstinternetbancorp.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards.

Audit Committee

Incorporated into this item by reference is the information relating to our audit committee set forth under the caption “Corporate Governance” in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Incorporated into this item by reference is the information relating to reports filed under Section 16(a) of the Exchange Act set forth under the caption “Corporate Governance” in the Proxy Statement.

Corporate Governance

Incorporated into this item by reference is the information relating to the procedures by which shareholders may recommend nominees to the board of directors set forth under the caption “Corporate Governance” in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated into this item by reference is the information in the Proxy Statement regarding the compensation of our named executive officers appearing under the heading “Executive Compensation,” the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information in the Proxy Statement appearing under the headings “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated into this item by reference is the information in the Proxy Statement regarding director independence under the heading “Proposal No. 1 – Election of Directors” and the information regarding related person transactions under the heading “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

Incorporated into this item by reference is the information in the Proxy Statement under the heading “Proposal No. 5 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this annual report on Form 10-K:

1.	See our financial statements beginning on page F-1.

(b)	Exhibits:

Unless otherwise indicated, all documents incorporated into this annual report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013
10.1	First Internet Bancorp 2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 to registration statement on Form 10 filed November 30, 2012)*
10.2	Form of Award Document under 2006 Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.3	First Internet Bancorp Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.3 to registration statement on Form 10 filed November 30, 2012)*
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013*
10.5	Employment Agreement between First Internet Bank of Indiana and Laurinda A. Swank dated August 8, 1999 (incorporated by reference to Exhibit 10.5 to registration statement on Form 10 filed November 30, 2012)*
10.6	Change in Control Agreement between First Internet Bank of Indiana and Kay E. Whitaker dated January 14, 2013*
10.7	2012 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.6 to registration statement on Form 10 filed November 30, 2012)*
10.8	2013 Senior Management Bonus Plan*
10.9	Form of Supplemental Executive Retirement Agreement between First Internet Bank of Indiana and certain employees (incorporated by reference to Exhibit 10.7 to registration statement on Form 10 filed November 30, 2012)*
10.10	Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013
10.11	Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013
10.12	Loan Agreement dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2013)
10.13	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2013)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to registration statement on Form 10 filed November 30, 2012)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

*	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

FIRST INTERNET BANCORP

By	/s/ David B. Becker
David B. Becker, Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2013.

/s/ David B. Becker	/s/ Kay E. Whitaker
David B. Becker, Chief Executive Officer, President, Chairman and Director (Principal Executive Officer)	Kay E. Whitaker, Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Laurinda A. Swank
Laurinda A. Swank Chief Accounting Officer (Principal Accounting Officer)

/s/ John K. Keach Jr.	/s/ David R. Lovejoy
John K. Keach Jr., Director	David R. Lovejoy, Director

/s/ Ann S. Murtlow	/s/ Ralph R. Whitney
Ann S. Murtlow, Director	Ralph R. Whitney, Director

/s/ Jerry Williams	/s/ Jean L. Wojtowicz
Jerry Williams, Director	Jean L. Wojtowicz, Director

First Internet Bancorp

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

First Internet Bancorp

Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of First Internet Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Internet Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 28, 2013

First Internet Bancorp

Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

	2012	2011

Assets

Cash and due from banks	$2,881	$1,582
Interest-bearing demand deposits	29,632	33,196
Total cash and cash equivalents	32,513	34,778
Securities available for sale - at fair value (amortized cost of $153,896 in 2012 and $147,386 in 2011	156,693	149,270
Loans held for sale	63,234	45,091
Loans receivable - net of allowance for loan losses of $5,833 and $5,656 at December 31, 2012 and 2011	352,328	329,570
Accrued interest receivable	2,196	2,129
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Bank-owned life insurance - at cash surrender value	11,539	8,161
Goodwill	4,687	4,687
Prepaid expenses and other assets	10,234	8,811

Total assets	$636,367	$585,440

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$530,691	$486,665
Advances from Federal Home Loan Bank	40,686	40,573
Accrued payroll and related expenses	948	1,153
Accrued interest payable	120	120
Accrued expenses and other liabilities	2,572	1,506
Total liabilities	575,017	530,017

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none
Voting common stock, no par value; 45,000,000 shares authorized; 1,876,782 and 1,871,590 shares issued and outstanding	41,508	41,306
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	18,024	12,897
Accumulated other comprehensive income (net of income taxes of $979 in 2012 and $664 in 2011)	1,818	1,220
Total shareholders’ equity	61,350	55,423

Total liabilities and shareholders’ equity	$636,367	$585,440

 See Notes to Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Income
Years Ended December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

	2012	2011
Interest Income
Securities – taxable	$3,064	$3,436
Securities – non-taxable	1,681	1,692
Loans	19,303	18,752
Federal funds sold and other short-term investments	69	64
Total interest income	24,117	23,944
Interest Expense
Deposits	7,172	8,266
Other borrowed funds	1,360	1,355
Total interest expense	8,532	9,621
Net Interest Income	15,585	14,323
Provision for Loan Losses	2,852	2,440
Net Interest Income After Provision for Loan Losses	12,733	11,883
Noninterest Income
Service charges and fees	942	1,157
Gain on loans sold	10,647	3,690
Other-than-temporary impairment
Total loss related to other than temporarily impaired securities	(1,452)	(2,036)
Portion of loss recognized in other comprehensive income (loss)	1,200	1,410
Other-than-temporary impairment loss recognized in net income	(252)	(626)
Gain on sale of securities	48	84
Loss on asset disposals	(93)	(1,052)
Other	452	306
Total noninterest income	11,744	3,559
Noninterest Expense
Salaries and employee benefits	8,529	5,311
Marketing, advertising and promotion	1,362	936
Consulting and professional fees	1,422	777
Data processing	897	915
Loan expenses	1,097	526
Premises and equipment	1,775	1,481
Deposit insurance premium	455	727
Other	1,140	810
Total noninterest expense	16,677	11,483
Income Before Income Taxes	7,800	3,959
Income Tax Provision	2,194	773
Net Income	$5,606	$3,186
Income Per Share of Common Stock
Basic	$2.93	$1.67
Diluted	2.93	1.67
Weighted-Average Number of Common Shares Outstanding
Basic	1,912,910	1,906,289
Diluted	1,912,910	1,906,289

 See Notes to Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

	Years Ended December 31,
	2012	2011

Net income	$5,606	$3,186
Other comprehensive income
Net unrealized holding gains on securities available for sale	2,161	6,567
Reclassification adjustment for gains realized	(48)	(84)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	(1,452)	(2,036)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	252	626
Other comprehensive income before tax	913	5,073
Income tax provision	315	1,793
Other comprehensive income - net of tax	598	3,280
Comprehensive income	$6,204	$6,466

 See Notes to Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

		Accumulated
	Voting and	Other
	Nonvoting	Comprehensive		Total
	Common	Income	Retained	Shareholders’
	Stock	(Loss)	Earnings	Equity
Balance, January 1, 2011	$41,246	$(2,060)	$9,711	$48,897
Net income			3,186	3,186
Comprehensive income		3,280		3,280
Issuance of directors deferred stock rights	60			60
Balance, December 31, 2011	41,306	1,220	12,897	55,423
Net income			5,606	5,606
Comprehensive income		598		598
Cash dividends paid ($0.25 per share)			(479)	(479)
Issuance of share-based compensation	107			107
Issuance of directors deferred stock rights	95			95
Balance, December 31, 2012	$41,508	$1,818	$18,024	$61,350

See Notes to Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

	2012	2011
Operating Activities
Net income	$5,606	$3,186
Adjustments to reconcile net income to net cash from operating activities
Depreciation	308	251
Amortization and accretion on securities	2,441	341
Amortization on FHLB prepayment penalties	113	118
Loss from disposal of fixed assets	1	64
Loss (Gain) from real estate owned	(99)	346
Loss from impairment of other asset	—	368
Increase in cash surrender value of bank-owned life insurance	(378)	(292)
Provision for loan losses	2,852	2,440
Deferred income taxes	(191)	(938)
Director fees and officer compensation	202	60
Loss on other-than-temporary impairment of security	252	626
Gain from sale of available-for-sale securities	(48)	(84)
Loans originated for sale	(738,225)	(373,512)
Proceeds from sale of loans	730,729	337,119
Gain on loans sold	(10,647)	(3,690)
Changes in assets and liabilities
Accrued interest receivable	(67)	(34)
Prepaid expenses and other assets	607	1,287
Accrued expenses and other liabilities	861	919
Net cash used in operating activities	(5,683)	(31,425)
Investing Activities
Net decrease (increase) in loans	(19,274)	25,499
Loans purchased	(9,737)	(59,660)
BOLI purchased	(3,000)	—
Proceeds from liquidation of real estate owned	1,345	2,046
Maturities of securities available for sale	45,625	58,383
Proceeds from sale of securities available for sale	4,223	11,350
Proceeds from redemption of FHLB stock	—	316
Purchase of securities available for sale	(59,002)	(77,877)
Capital expenditures	(309)	(233)
Net cash used in investing activities	(40,129)	(40,176)
Financing Activities
Net increase in deposits	44,026	63,962
Cash dividends paid	(479)	—
Repayment of FHLB advances	—	(5,000)
Proceeds from FHLB advances	—	15,000
Net cash provided by financing activities	43,547	73,962
Net Increase (Decrease) in Cash and Cash Equivalents	(2,265)	2,361
Cash and Cash Equivalents, Beginning of Year	34,778	32,417
Cash and Cash Equivalents, End of Year	$32,513	$34,778
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for interest	$8,532	$9,627
Cash paid during the year for taxes	2,253	614
Loans transferred to real estate owned	3,401	1,696

See Notes to Consolidated Financial Statements

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 1:	Summary of Significant Accounting Policies

The accounting policies of First Internet Bancorp (Company) conform to accounting principles generally accepted in the United States of America. A summary of the Company’s significant accounting policies follows:

Description of Business

The Company was incorporated on September 15, 2005, and was approved to consummate a plan of exchange on March 21, 2006, whereas the Company became a single-bank holding company with 100% ownership in First Internet Bank of Indiana (Bank).

The Bank was incorporated on October 28, 1998, and was approved to accept FDIC-insured deposits on December 28, 1998. The Bank commenced operations to the public on February 22, 1999. The Bank provides commercial and retail banking, with operations conducted on the World Wide Web (Internet) at www.firstib.com and through its corporate office located in Indianapolis, Indiana. The majority of the Bank’s income is derived from retail lending activities and investments in securities. The Bank is subject to competition from other financial institutions. The Bank is regulated by certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly owned by the Bank to manage other real estate owned properties as needed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates most susceptible to change in the near term include the allowance for loan losses and the fair value of securities available for sale.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•	Securities that the Company has the positive intent and ability to hold to maturity are classified as “securities held to maturity” and reported at amortized cost.

•	Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “securities held for trading” and reported at fair value, with unrealized gains and losses included in earnings.

•	Securities not classified as either held to maturity or trading securities are classified as “securities available for sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other than temporary are recorded as an other-than-temporary impairment of securities available for sale with the unrealized losses recorded in the consolidated statements of operations.

Interest and dividend income, adjusted by amortization of premium or discount, is included in earnings using the effective interest rate method. Purchases and sales of securities are recorded in the consolidated balance sheets on the trade date. Gains and losses from security sales or disposals are recognized as of the trade date in the consolidated statements of operations for the period in which securities are sold or otherwise disposed of. Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of loan.

Revenue Recognition

Interest income on loans is based on the principal balance outstanding and is recognized as earned on the interest method, except for interest on loans on nonaccrual status, which is recorded as a reduction of loan principal when received.

Premiums and discounts are amortized using the effective interest rate method.

Loan fees, net of certain direct origination costs, primarily salaries and wages, are deferred and amortized to interest income as a yield adjustment over the life of the loan.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) will be maintained. Primary responsibility for ensuring that the Company has processes in place to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Financial Officer (“CFO”) with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. Quarterly, the Board will review recommendations from the CFO to adjust the allowance as appropriate.

The methodology employed by the CFO for each portfolio segment will, at a minimum, contain the following:

1.	Loans will be segmented by type of loan.

2.	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the past 12 months. In those instances, where the Company’s historical experience is not available, the CFO will develop factors based on industry experience and best practices.

3.	All criticized, classified and impaired loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price

4.	All troubled debt restructurings (“TDR”) are considered impaired loans.

5.	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

6.	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Company. The required ALLL will be compared to the current ALLL to determine the provision required to increase the ALLL or credit to decrease the ALLL.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior 12 months. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

We also factor in the following qualitative considerations:

1.	Changes in policies and procedures;

2.	Changes in national, regional and local economic and business conditions;

3.	Changes in the composition and size of the portfolio and in the terms of loans;

4.	Changes in the experience, ability and depth of lending management and other relevant staff;

5.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

6.	Changes in the quality of the Company’s loan review system;

7.	Changes in the value of underlying collateral for collateral-dependent loans;

8.	The existence and effect of any concentration of credit and changes in the level of such concentrations; and

9.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Provision for Loan Losses

A provision for estimated losses on loans is charged to operations based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

ASC Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rates or the fair value of the underlying collateral and allows existing methods for recognizing interest income.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Nonaccrual Loans

Any loan which becomes 90 days delinquent or has the full collection of principal and interest in doubt will be considered for nonaccrual status. At the time a loan is placed on nonaccrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on nonaccrual does not relieve the borrower of the obligation to repay interest. A loan placed on nonaccrual may be restored to accrual status when all delinquent principal and interest has been brought current, and the Company expects full payment of the remaining contractual principal and interest.

Impaired Loans

A loan is designated as impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Troubled Debt Restructurings (TDR)

The loan portfolio includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally not less than six months.

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the allowance.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Policy for Charging Off Loans

A loan should be charged off at any point in time when it no longer can be considered a bankable asset, meaning collectable within the parameters of policy. A secured loan generally should be charged off to the estimated fair value of the collateral no later than when it is 120 days past due as to principal or interest. An unsecured loan generally should be charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Credit Review Committee.

Federal Home Loan Bank (FHLB) Stock

Federal law requires a member institution of the FHLB system to hold common stock of its district FHLB according to a predetermined formula. This investment is stated at cost, which represents redemption value, and may be pledged as collateral for FHLB advances.

Real Estate Owned

Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at its fair value less estimated costs to sell. When property is acquired, it is recorded at its fair value at the date of acquisition, with any resulting write-down charged against the allowance for loan losses. Any subsequent deterioration of the property is charged directly to operating expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred. The Company has $3,666 and $1,512 of real estate owned as of December 31, 2012 and 2011, respectively.

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives, which range from three to five years.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Income Taxes

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income tax expense or benefit is based upon the change in deferred tax assets and liabilities from period to period, subject to an ongoing assessment of realization of deferred tax assets. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements.

Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the years ended December 31, 2012 and 2011:

	2012	2011
Basic earnings per share
Weighted-average common shares	1,912,910	1,906,289

Diluted earnings per share
Weighted-average common shares	1,912,910	1,906,289
Dilutive effect of stock compensation	—	—
Dilutive effect of stock options	—	—

Weighted-average common and incremental shares	1,912,910	1,906,289

Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the average market price of the Company's common stock	—	90,000

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. As of December 31, 2012 and 2011 approximately $14,737 and $6,693 was available to be paid as dividends to the Company by the Bank.

Stock Compensation

At December 31, 2012, the Company has a stock-based employee compensation plan using the fair value recognition provisions of ASC Topic 718, Stock Based Compensation. The plan is described more fully in Note 9.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity. Accumulated other comprehensive income (loss) at December 31, 2012 and 2011 is solely related to unrealized gains and losses on investment securities.

Reclassification adjustments have been determined for all components of other comprehensive income or loss reported in the consolidated statements of changes in shareholders’ equity.

Statements of Cash Flows

Cash and cash equivalents are defined to include cash on-hand, noninterest and interest-bearing amounts due from other banks and federal funds sold. Generally, federal funds are sold for one-day periods. The Company reports net cash flows for customer loan transactions and deposit transactions.

Bank-Owned Life Insurance

Bank-owned life insurance policies are carried at their cash surrender value. The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

Goodwill

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Current Economic Conditions

The current protracted economic uncertainty continues to present financial institutions with circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is slowly recovering. The accompanying consolidated financial statements have been prepared using values and information currently available to the Company. Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Furthermore, the Company’s regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Cash and Cash Equivalents

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012, at all FDIC-insured institutions.  This legislation expired on December 31, 2012.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

At December 31, 2012, the Company’s interest-bearing cash accounts did not exceed federally insured limits. Additionally, approximately $1 and $29,629 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which is not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $94.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 3:	Securities

Securities at December 31, 2012 and 2011 are as follows:

	2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Securities available for sale
U.S. government-sponsored enterprises	$18,666	$953	$(1)	$19,618
Municipals	39,999	2,685	(144)	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	1,884	(177)	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	17	(260)	2,453
Other securities	16,753	105	(2,265)	14,593
Total available for sale	$153,896	$5,644	$(2,847)	$156,693

	2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$24,685	$817	$—	$25,502
Municipals	40,849	2,290	(378)	42,761
Mortgage-backed and asset-backed securities – government-sponsored enterprises	67,354	2,456	(20)	69,790
Mortgage-backed and asset-backed securities – private labeled	5,850	56	(461)	5,445
Other securities	8,648	41	(2,917)	5,772
Total available for sale	$147,386	$5,660	$(3,776)	$149,270

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The carrying value of securities at December 31, 2012 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
Within one year	$2,805	$2,867
One to five years	16,487	16,568
Five to ten years	12,908	13,392
After ten years	43,218	43,924
	75,418	76,751
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	2,453
Totals	$153,896	$156,693

Gross gains of $56 and $98, and gross losses of $8 and $14 resulting from sales of available-for-sale securities were realized for 2012 and 2011, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and 2011 was $41,986 and $20,239, which is approximately 27% and 14%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government-sponsored enterprises	$—	$—	$119	$(1)	$119	$(1)
Municipals	470	(4)	2,618	(140)	3,088	(144)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	28,505	(177)	—	—	28,505	(177)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,504	(260)	1,504	(260)
Other securities	5,947	(53)	2,823	(2,212)	8,770	(2,265)
	$34,922	$(234)	$7,064	$(2,613)	$41,986	$(2,847)

	2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Municipals	$221	$(2)	$4,687	$(376)	$4,908	$(378)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	8,229	(20)	—	—	8,229	(20)
Mortgage-backed and asset-backed securities – private labeled	—	—	2,871	(461)	2,871	(461)
Other securities	3,761	(239)	470	(2,678)	4,231	(2,917)
	$12,211	$(261)	$8,028	$(3,515)	$20,239	$(3,776)

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Municipals

The unrealized losses on the Company’s investments in municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at December 31, 2012.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at December 31, 2012.

Other Securities

The Company’s unrealized loss on investments in other securities is primarily made up of two investments. The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other than temporarily impaired at December 31, 2012. The second investment is discussed in the next section.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Other-Than-Temporary Impairment

The Company routinely conducts periodic reviews to identify and evaluate investment securities to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities.

An other-than-temporary impairment has been recognized on a $2,000 par investment in ALESCO IV Series B2 pooled trust security. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects ALESCO IV to settle the security at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other than temporarily impaired at December 31, 2012.

For identified mortgage-backed securities in the investment portfolio, an extensive, quarterly review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other than temporary. The most significant inputs are voluntary prepay rates, default rates, liquidation rates and loss severity.

To determine if the unrealized loss for mortgage-backed securities is other than temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

The credit losses recognized in earnings during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

ALESCO IV Series B2	$112	$132
I-PreTSL I B-2	–	–
Mortgage-backed and asset-backed securities – private labeled	140	494
	$252	$626

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other than temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive loss.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2011	$1,209
Additions related to increases in previously recognized other-than-temporary losses	626

December 31, 2011	1,835
Realized losses related to other-than-temporary impairments	(350)
Additions related to other-than-temporary losses not previously recognized	68
Additions related to increases in previously recognized other-than-temporary losses	184

December 31, 2012	$1,737

Note 4:	Loans Receivable

Categories of loans at December 31, include:

	2012	2011
Real estate loans
Residential	$128,815	$143,452
Commercial	84,918	43,507
Total real estate loans	213,733	186,959
Commercial loans	14,271	2,063
Consumer loans	126,486	142,783
Total loans	354,490	331,805
Deferred loan origination costs and premiums and discounts on purchased loans	3,671	3,421
Allowance for loan losses	(5,833)	(5,656)
Total net loans	$352,328	$329,570

 First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The risk characteristics of each loan portfolio segment are as follows:

Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated marketing areas unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus nonowner occupied loans.

Commercial: Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

 First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012 and 2011:

	2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,099	$2,485	$333	$1,739	$5,656
Provision charged to expense	411	2,086	(37)	392	2,852
Losses charged off	(509)	(1,464)	—	(1,438)	(3,411)
Recoveries	148	—	75	513	736

Balance, end of year	1,149	3,107	371	1,206	5,833
Ending balance: individually evaluated for impairment	206	682	—	54	942

Ending balance: collectively evaluated for impairment	$943	$2,425	$371	$1,152	$4,891

Loans:
Ending balance	$128,815	$84,918	$14,271	$126,486	$354,490
Ending balance: individually evaluated for impairment	2,482	2,467	—	474	5,423

Ending balance: collectively evaluated for impairment	$126,333	$82,451	$14,271	$126,012	$349,067

	2011
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,135	$1,292	$608	$2,810	$6,845
Provision charged to expense	(366)	1,891	318	597	2,440
Losses charged off	(811)	(698)	(612)	(2,296)	(4,417)
Recoveries	141	—	19	628	788

Balance, end of year	1,099	2,485	333	1,739	5,656
Ending balance: individually evaluated for impairment	93	1,329	—	52	1,474

Ending balance: collectively evaluated for impairment	$1,006	$1,156	$333	$1,687	$4,182

Loans:
Ending balance	$143,452	$43,507	$2,063	$142,783	$331,805
Ending balance: individually evaluated for impairment	1,693	7,634	—	499	9,826

Ending balance: collectively evaluated for impairment	$141,759	$35,873	$2,063	$142,284	$321,979

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grades is as follows:

•	Grades 1 & 2 - These grades are assigned to loans with very high credit quality borrowers of investment or near investment grade or where the loan is primarily secured by cash or conservatively margined high quality marketable securities. These borrowers are generally publicly traded, have significant capital strength, possess investment grade public debt ratings, demonstrate low leverage, exhibit stable earnings and growth and have ready access to various financing alternatives.

•	Grades 3 & 4 - Loans assigned these grades include loans to borrowers possessing solid credit quality with acceptable risk. Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality, stability of the industry or specific market area and quality/coverage of collateral. These borrowers generally have a history of consistent earnings and reasonable leverage.

•	Grade 5 - This grade includes “pass grade” loans to borrowers which require special monitoring because of deteriorating financial results, declining credit ratings, decreasing cash flow, increasing leverage, marginal collateral coverage or industry stress that has resulted or may result in a changing overall risk profile.

•	Grade 6 - This grade is for “Special Mention” loans in accordance with regulatory guidelines. This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation. Weaknesses are considered potential at this state and are not yet fully defined.

•	Grade 7 - This grade includes “Substandard” loans in accordance with regulatory guidelines. Loans categorized in this grade possess a well-defined credit weakness, and the likelihood of repayment from the primary source is uncertain. Significant financial deterioration has occurred, and very close attention is warranted to ensure the full repayment without loss. Collateral coverage may be marginal, and the accrual of interest has been suspended.

•	Grade 8 - This grade includes “Doubtful” loans in accordance with regulatory guidelines. Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012 and 2011:

	2012
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$80,830	$13,860
6 Special Mention	1,621	411
7 Substandard	2,467	—
8 Doubtful	—	—
Total	$84,918	$14,271

	2012
	Residential Real Estate	Consumer
Performing	$127,426	$126,331
Nonperforming (nonaccrual)	1,389	155
Total	$128,815	$126,486

	2011
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$34,172	$1,541
6 Special Mention	1,700	522
7 Substandard	7,635	—
8 Doubtful	—	—
Total	$43,507	$2,063

	2011
	Residential Real Estate	Consumer
Performing	$142,576	$142,559
Nonperforming (nonaccrual)	876	224
Total	$143,452	$142,783

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2012 and 2011:

	2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
	(Unaudited)
Real estate loans
Residential	$130	$5	$1,555	$1,690	$127,125	$128,815	$1,389	$450
Commercial	—	—	2,362	2,362	82,556	84,918	2,362	—
Commercial	—	—	—	—	14,271	14,271	—	—
Consumer	1,025	148	122	1,295	125,191	126,486	155	21
Total	$1,155	$153	$4,039	$5,347	$349,143	$354,490	$3,906	$471

	2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Real estate loans
Residential	$1,376	$121	$666	$2,163	$141,289	$143,452	$876	$75
Commercial	—	—	7,523	7,523	35,984	43,507	7,523	—
Commercial	—	—	—	—	2,063	2,063	—	—
Consumer	1,709	213	206	2,128	140,655	142,783	224	56
Total	$3,085	$334	$8,395	$11,814	$319,991	$331,805	$8,623	$131

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16) when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2012 and 2011:

	2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$2,047	$2,357	$—	$1,685	$29
Commercial real estate loans	—	—	—	275	—
Commercial loans	—	—	—	—	—
Consumer loans	380	577	—	385	—
Total	2,427	2,934	—	2,345	29
Loans with a specific valuation allowance
Residential real estate loans	435	442	206	514	—
Commercial real estate loans	2,467	2,925	682	6,089	6
Commercial loans	—	—	—	—	—
Consumer loans	94	206	54	93	—
Total	2,996	3,573	942	6,696	6
Total impaired loans
Residential real estate loans	2,482	2,799	206	2,199	29
Commercial real estate loans	2,467	2,925	682	6,364	6
Commercial loans	—	—	—	—	—
Consumer loans	474	783	54	478	—
Total	$5,423	$6,507	$942	$9,041	$35

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

	2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,328	$1,529	$—	$902	$—
Commercial real estate loans	—	—	—	220	—
Commercial loans	—	—	—	208	—
Consumer loans	388	612	—	239	—
Total	1,716	2,141	—	1,569	—
Loans with a specific valuation allowance
Residential real estate loans	365	373	93	1,193	—
Commercial real estate loans	7,634	8,096	1,329	4,721	6
Commercial loans	—	—	—	645	—
Consumer loans	111	131	52	290	1
Total	8,110	8,600	1,474	6,849	7
Total impaired loans
Residential real estate loans	1,693	1,902	93	2,095	—
Commercial real estate loans	7,634	8,096	1,329	4,941	6
Commercial loans	—	—	—	853	—
Consumer loans	499	743	52	529	1
Total	$9,826	$10,741	$1,474	$8,418	$7

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modified is reviewed by the Company to identify if a troubled debt restructuring has occurred, which is when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to secure additional collateral and/or guarantees to support the debt, or a combination of the two.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Loans classified as a troubled debt restructuring during the years ended December 31, 2012 and 2011 are shown in the tables below. These modifications consisted primarily of interest rate and maturity date concessions.

	2012
	Modifications
	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—
Residential	1	29	29
Commercial loans	—	—	—
Consumer loans	8	140	122

Total	9	$169	$151

	2011
	Modifications
	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—
Residential	3	751	751
Commercial loans	—	—	—
Consumer loans	11	196	123

Total	14	$947	$874

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Troubled debt restructured loans which had payment defaults during the years ended December 31, 2012 and 2011 are shown in the tables below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within 12 months of restructuring.

	2012
	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	$—
Residential	1	29
Commercial loans and leases	—	—
Consumer loans	1	20

Total	2	$49

	2011
	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	$—
Residential	2	285
Commercial loans and leases	—	—
Consumer loans	6	45

Total	8	$330

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

The following tables summarize loan modifications that occurred during the years ended December 31, 2012 and 2011:

	2012
	Payment Extension		Principal Reduction		Rate Reduction
	Number	Amount	Number	Amount	Number	Amount

Real estate loans:
Commercial	–	$–	–	$–	–	$–
Residential	1	29	–	–	–	–
Commercial loans	–	–	–	–	–	–
Consumer loans	3	16	2	28	3	78

Total	4	$45	2	$28	3	$78

	2011
	Payment Extension		Principal Reduction		Rate Reduction
	Number	Amount	Number	Amount	Number	Amount

Real estate loans:
Commercial	–	$–	–	$–	–	$–
Residential	3	751	–	–	–	–
Commercial loans	–	–	–	–	–	–
Consumer loans	4	36	2	29	5	58

Total	7	$787	2	$29	5	$58

Principal reductions were made based on orders from a bankruptcy court. Payment extensions and rate reductions have proven to be successful in optimizing the overall collectability of the loan by increasing the period of time that the borrower is able to make required payments to the Company.

Note 5:	Equipment

Equipment included in other assets at December 31, 2012 and 2011 consists of the following:

	2012	2011
Furniture and equipment	$3,521	$3,460
Less accumulated depreciation	(2,728)	(2,667)
	$793	$793

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 6:	Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2012 was:

Balance as of January 1, 2011	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2011	4,687
Changes in goodwill during the year	—
Balance as of December 31, 2012	$4,687

Note 7:	Deposits

Deposits at December 31, 2012 and 2011 are as follows:

	2012	2011
Regular savings accounts	$11,583	$7,773
Noninterest-bearing demand deposit accounts	13,187	15,870
Interest-bearing demand deposit accounts	73,660	64,006
Money market accounts	202,388	165,561
Total transaction accounts	300,818	253,210

Certificates of deposits	211,542	209,762
Brokered deposits	18,490	23,898
Premiums on brokered deposits	(159)	(205)

Total deposits	$530,691	$486,665

Certificates of deposit in the amount of $100 or more totaled approximately $133,570 and $124,929 at December 31, 2012 and 2011, respectively.

A summary of certificate accounts by scheduled maturities at December 31, 2012 is as follows:

2013	$78,853
2014	36,209
2015	40,194
2016	60,222
2017	12,016
Thereafter	2,538
$230,032

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 8:	FHLB Advances

The Company has outstanding FHLB advances of $40,686 and $40,573 as of December 31, 2012 and 2011, respectively. Advances, at interest rates from 0.49 to 4.57 percent at December 31, 2012, are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by mortgage loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Mortgage loans pledged were approximately $0 and $5,806 as of December 31, 2012 and 2011, respectively, and the fair value of investment securities pledged was approximately $49,523 and $53,117 as of December 31, 2012 and 2011, respectively. The FHLB advances are scheduled to mature according to the following schedule:

Amount
2013	$19,000
2014	5,000
2015	11,000
2016	3,000
Thereafter	3,000
41,000
Deferred prepayment penalties on advance restructure	(314)
$40,686

Amounts advanced totaling $10,000 are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate one year after the date of the advance. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at the Company’s option, at par without a penalty fee.

Note 9:	Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined by the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of service. Contributions each year during the years ended December 31, 2012 and 2011, totaled approximately $214 and $137, respectively.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Employment Agreements

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

Stock Options

The Company has a qualified stock option plan for Directors and key employees of the Company (Stock Option Plan) and has reserved 400,000 shares of common stock that may be issued pursuant to the Stock Option Plan. The option exercise price per share is the fair value of a share on the date of grant, and the stock options become exercisable in a series of three equal and successive annual installments, with the first one-third vesting at the end of one year measured from the grant date of the option. Each option grant expires within ten years of the grant date. The options are nontransferable and are forfeited upon termination of employment.

The following is an analysis of activity in the Stock Option Plan for the period ended December 31, 2012 and the stock options outstanding at the end of the year:

2012
Weighted-
		Weighted-	Average
		Average	Remaining Life
	Shares	Exercise Price	(In Years)
Outstanding, beginning of year	90,000	$19.38
Expired	(90,000)	19.38
Outstanding, end of year	—	—	—
Exercisable, end of year	—	—	—

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Directors Deferred Stock Plan

The Company has adopted a stock compensation plan for members of the Board of Directors (Directors Deferred Stock Plan). The Company has reserved 120,000 shares of common stock that may be issued pursuant to the Directors Deferred Stock Plan. During 2011, this amount was increased from 60,000 shares. The plan provides directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Monthly meeting fees are paid in cash. The deferred stock right is payable to the director on the basis of one common share for each deferred stock right. Director compensation totaled $144 and $108 in 2012 and 2011, respectively, of which $95 and $60 in 2012 and 2011, respectively, were paid in either common stock or deferred stock rights. The common stock and deferred stock rights are granted on January 1 at fair value and vest from January 1st until December 31st. The Company recognizes compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date.

The following is an analysis of deferred stock rights and common stock related to the Directors Deferred Stock Plan for the year ended December 31, 2012:

	Deferred	Common
	Rights	Shares

Outstanding, beginning of year	37,629
Granted	9,247
Exercised	—

Outstanding, end of year	46,876

Note 10:	Income Taxes

The provision (credit) for income taxes consists of the following:

	2012	2011
Current	$2,385	$1,711
Deferred	(191)	(938)

Total	$2,194	$773

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Income tax provision (credit) is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2012	2011
Statutory rate times pre-tax income	$2,652	$1,346
Add (subtract) the tax effect of:
Income from tax-exempt securities	(533)	(525)
State income tax, net of federal tax effect	36	31
Bank-owned life insurance	(129)	(99)
Other differences	168	20

Total income taxes	$2,194	$773

The net deferred tax asset at December 31 consists of the following:

	2012	2011
Deferred tax assets (liabilities)
Allowance for loan losses	$2,042	$1,995
Unrealized gain on available for sale securities	(979)	(664)
Other than temporarily impaired securities	415	432
Mark to market adjustments	371	17
Depreciation	(267)	(260)
Deferred compensation	460	409
Deferred loan origination fees	(109)	(59)
Prepaid assets	(92)	(89)
Other	237	421

Total deferred tax assets, net	$2,078	$2,202

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 11:	Related Party Transactions

At December 31, 2012 and 2011, certain directors, executive officers and/or companies in which these individuals had a 10% or more beneficial ownership were indebted to the Company as follows:

	2012	2011

Beginning balance	$50	$241
New loans	3	—
Repayments	(2)	(191)

Ending balance	$51	$50

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2012 and 2011 totaled $14,646 and $10,353, respectively.

The Company’s card processing services are provided by OneBridge, which is controlled by a shareholder of the Company. Total expenses incurred related to card processing provided by OneBridge during the years ended December 31, 2012 and 2011, were approximately $109 and $128, respectively.

Note 12:	Regulatory Capital Requirements

The Company is subject to regulatory capital requirements administered by federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these consolidated financial statements.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Quantitative measures that have been established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. As of December 31, 2012, the most recent notification from the FDIC categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s categories.

					Minimum to be
			Minimum		Well Capitalized
			Capital		Under Prompt
	Actual		Requirement		Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)
Consolidated	$60,701	11.0%	$44,286	8.0%	N/A	N/A
Bank	59,893	10.8%	44,263	8.0%	$55,329	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	54,844	9.9%	22,143	4.0%	N/A	N/A
Bank	54,036	9.8%	22,132	4.0%	33,198	6.0%
Tier 1 capital (to average assets)
Consolidated	54,844	8.9%	24,667	4.0%	N/A	N/A
Bank	54,036	8.8%	24,653	4.0%	30,817	5.0%
As of December 31, 2011:
Total capital (to risk-weighted assets)
Consolidated	$55,088	12.4%	$35,530	8.0%	N/A	N/A
Bank	53,793	12.2%	35,425	8.0%	$44,281	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	49,516	11.2%	17,765	4.0%	N/A	N/A
Bank	48,237	10.9%	17,712	4.0%	26,569	6.0%
Tier 1 capital (to average assets)
Consolidated	49,516	8.7%	22,660	4.0%	N/A	N/A
Bank	48,237	8.5%	22,603	4.0%	28,254	5.0%

Note 13:	Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2012 and 2011, the Company had outstanding loan commitments totaling approximately $33,598 and $23,840, respectively.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

As of December 31, 2011, the Company leased its office facility under an operating lease expiring July 2018. As of December 31, 2012, the Company leases its office facility under an amended operating lease expiring January 2021. The lease is subject to additional rentals based on building operating costs and property taxes in excess of specified amounts. Future minimum cash lease payments are as follows:

Amount
2013	$473
2014	492
2015	501
2016	509
2017	518
Thereafter	1,648
$4,141

Note 14:	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

Level 2 securities include U.S. government-sponsored enterprises, mortgage and asset-backed securities and obligations of state, municipals and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain other securities. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities and volatility. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation.

The following tables present the fair value measurements of securities available for sale recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. government-sponsored enterprises	$19,618	$—	$19,618	$—
Municipals	42,540	—	42,540	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	77,489	—	77,489	—
Mortgage-backed and asset-backed securities - private labeled	2,453	—	2,453	—
Other securities	14,593	1,553	12,200	840
	$156,693	$1,553	$154,300	$840

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

		2011
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. government-sponsored enterprises	$25,502	$—	$25,502	$—
Municipals	42,761	—	42,761	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	69,790	—	69,790	—
Mortgage-backed and asset-backed securities - private labeled	5,445	—	5,445	—
Other securities	5,772	1,541	3,761	470

	$149,270	$1,541	$147,259	$470

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

Securities Available for Sale

Balance, January 1, 2011	$454
Total realized and unrealized gains and losses
Included in net income	(132)
Included in other comprehensive loss	148

Balance, December 31, 2011	470
Total realized and unrealized gains and losses
Included in net income	(112)
Included in other comprehensive loss	482

Balance, December 31, 2012	$840

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following tables present the fair value measurements of impaired loans recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

2012
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,481	$—	$—	$1,481

2011
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,309	$—	$—	$7,309

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at
	December 31, 2012	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent impaired loans	$1,481	Market comparable properties	Marketability discount	12%

	Fair Value at
	December 31, 2011	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent impaired loans	$7,309	Market comparable properties	Marketability discount	20%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Loans Held For Sale

The fair value of these financial instruments approximates carrying value.

Loans Receivable

The fair value of loans receivable is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

Accrued Interest Receivable

The fair value of these financial instruments approximates carrying value.

Federal Home Loan Bank Stock

The carrying amount approximates fair value.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Deposits

The fair value of noninterest-bearing demand deposits and savings and NOW accounts is the amount payable as of the reporting date. The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

FHLB Advances

The fair value of fixed rate advances is estimated using rates currently offered for similar remaining maturities.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2012 and 2011.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2012 and 2011:

	2012
	Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,513	$32,513	$—	$—
Loans held for sale	63,234	—	63,234	—
Loans receivable - net	352,328	—	—	351,194
Accrued interest receivable	2,196	2,196	—	—
FHLB stock	2,943	2,943	—	—

Deposits	530,691	300,818	—	236,375
FHLB advances	40,686	—	42,986	—
Accrued interest payable	120	120	—	—

	2011
	Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$34,778	$34,778	$—	$—
Loans held for sale	45,091	—	45,091	—
Loans receivable - net	329,570	—	—	322,557
Accrued interest receivable	2,129	2,129	—	—
FHLB stock	2,943	2,943	—	—

Deposits	486,665	253,210	—	240,482
FHLB advances	40,573	—	43,526	—
Accrued interest payable	120	120	—	—

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2012	2011

Assets
Cash and cash equivalents	$782	$152
Investment in common stock of subsidiaries	60,542	54,144
Other assets	283	1,292

Total assets	$61,607	$55,588

Liabilities and Equity
Other liabilities	$257	$165

Shareholders’ equity	61,350	55,423

Total liabilities and equity	$61,607	$55,588

Condensed Statements of Income

	Years Ended December 31,
	2012	2011
Income
Dividends from subsidiaries	$250	$—
Total income	250	—

Expenses
Loss on asset disposal	—	368
Other expenses	484	258
Total expenses	484	626

Loss Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	(234)	(626)

Income Tax Benefit	(41)	(221)

Loss Before Equity in Undistributed Net Income of Subsidiaries	(193)	(405)

Equity in Undistributed Net Income of Subsidiaries	5,799	3,591

Net Income	$5,606	$3,186

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011

Net income	$5,606	$3,186

Other comprehensive income
Net unrealized holding gains on securities available for sale	2,161	6,567
Reclassification adjustment for gains realized	(48)	(84)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	(1,452)	(2,036)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	252	626
Other comprehensive income before tax	913	5,073
Income tax provision	315	1,793

Other comprehensive income - net of tax	598	3,280

Comprehensive income	$6,204	$6,466

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011

Operating Activities
Net income	$5,606	$3,186
Items not providing cash	(4,604)	(3,281)
Net cash provided by (used in) operating activities	1,002	(95)

Financing Activities
Proceeds from stock issuance	107	—
Cash dividends	(479)	—
Net cash used in financing activities	(372)	—

Net Increase (Decrease) in Cash and Cash Equivalents	630	(95)

Cash and Cash Equivalents at Beginning of Year	152	247

Cash and Cash Equivalents at End of Year	$782	$152

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

Note 16:	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

On July 27, 2012, the FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

On August 27, 2012, the FASB released ASU 2012-03. This Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

On October 1, 2012, the FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information required within this Update is already required to be disclosed elsewhere in the financial statements under United States Generally Accepted Accounting Principles (GAAP).

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period

•	Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company will adopt the methodologies prescribed by this ASU by the date required, and the ASU is not expected to have a material effect on its financial position or results of operations.

First Internet Bancorp

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollar Amounts in Thousands except per share data)

In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

Note 17:	Subsequent Events

The Company acquired an office building and related real estate located in Fishers, Indiana from an unaffiliated third party for an aggregate consideration of approximately $4,000.

The Company’s Board of Directors declared a cash dividend of $0.06 per share payable April 15, 2013, to holders of the Company’s common stock on April 1, 2013.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Filed Electronically
10.1	First Internet Bancorp 2006 Stock Option Plan	Incorporated by Reference
10.2	Form of Award Document under 2006 Plan	Incorporated by Reference
10.3	First Internet Bancorp Directors’ Deferred Stock Plan	Incorporated by Reference
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013	Filed Electronically
10.5	Employment Agreement between First Internet Bank of Indiana and Laurinda A. Swank dated August 8, 1999	Incorporated by Reference
10.6	Change in Control Agreement between First Internet Bank of Indiana and Kay E. Whitaker dated January 14, 2013	Filed Electronically
10.7	2012 Senior Management Bonus Plan	Incorporated by Reference
10.8	2013 Senior Management Bonus Plan	Filed Electronically
10.9	Form of Supplemental Executive Retirement Agreement between First Internet Bank of Indiana and certain employees	Incorporated by Reference
10.10	Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013	Filed Electronically
10.11	Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013	Filed Electronically
10.12	Loan Agreement dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2013)	Filed Electronically
10.13	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2013)	Filed Electronically
21.1	List of Subsidiaries	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically