Form 10-Q
period 2013-03-31
First Internet Bancorp
filed 2013-05-15
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in Its Charter)

Indiana	20-3489991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8888 Keystone Crossing, Suite 1700 Indianapolis, Indiana	46240
(Address of Principal Executive Offices)	(Zip Code)

(317) 532-7900
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).                       Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2013, the registrant had 1,876,782 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Internet Bancorp’s (“we,” “our,” “us” or the “Company”) current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS.

First Internet Bancorp

Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands except shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,427	$2,881
Interest-bearing demand deposits	32,979	29,632
Total cash and cash equivalents	34,406	32,513
Interest-bearing time deposits	1,500	—
Securities available for sale - at fair value (amortized cost of $161,649 and $153,896)	164,275	156,693
Loans held for sale	61,596	63,234
Loans receivable - net of allowance for loan losses of $5,748 and $5,833	352,616	352,328
Accrued interest receivable	2,137	2,196
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of life insurance	11,636	11,539
Premises and equipment, net	4,848	793
Goodwill	4,687	4,687
Other real estate owned	4,208	3,666
Other assets	5,984	5,775
Total assets	$650,836	$636,367
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$16,046	$13,187
Interest-bearing deposits	530,621	517,504
Total deposits	546,667	530,691
Advances from Federal Home Loan Bank	25,713	40,686
Accrued interest payable	91	120
Accrued expenses and other liabilities	15,722	3,520
Total liabilities	588,193	575,017
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 1,876,782 shares issued and outstanding	41,537	41,508
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	19,399	18,024
Accumulated other comprehensive income (net of income taxes of $919 and $979)	1,707	1,818
Total shareholders’ equity	62,643	61,350
Total liabilities and shareholders’ equity	$650,836	$636,367

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Condensed Consolidated Statements of Income – Unaudited
(Dollar Amounts in Thousands except shares and per share data)

	Three Months Ended March 31,
	2013	2012
Interest Income
Loans	$4,967	$4,728
Securities – taxable	484	942
Securities – non-taxable	303	421
Total interest income	5,754	6,091
Interest Expense
Deposits	1,628	1,821
Other borrowed funds	308	338
Total interest expense	1,936	2,159
Net Interest Income	3,818	3,932
Provision for Loan Losses	134	570
Net Interest Income After Provision for Loan Losses	3,684	3,362
Noninterest Income
Service charges and fees	234	265
Gain on loans sold	3,011	1,750
Other-than-temporary impairment
Total loss related to other than temporarily impaired securities	(979)	—
Portion of loss recognized in other comprehensive income (loss)	945	—
Other-than-temporary impairment loss recognized in net income	(34)	—
Gain (loss) on sale of securities	(185)	40
Loss on asset disposals	(79)	(110)
Other	198	93
Total noninterest income	3,145	2,038
Noninterest Expense
Salaries and employee benefits	2,379	1,991
Marketing, advertising and promotion	372	391
Professional services	653	328
Data processing	214	230
Loan expenses	80	185
Net occupancy expenses	401	412
Deposit insurance premium	112	98
Other	435	247
Total noninterest expense	4,646	3,882
Income Before Income Taxes	2,183	1,518
Income Tax Provision	695	372
Net Income	$1,488	$1,146
Income Per Share of Common Stock
Basic	$0.77	$0.60
Diluted	0.77	0.60
Weighted-Average Number of Common Shares Outstanding
Basic	1,924,148	1,909,723
Diluted	1,924,148	1,909,723
Dividends Declared Per Share	$0.06	$0.00

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,488	$1,146
Other comprehensive income (loss)
Net unrealized holding gains on securities available for sale	589	449
Reclassification adjustment for (gains) losses realized	185	(40)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	(979)	—
Reclassification adjustment for other-than-temporary impairment loss recognized in income	34	—
Other comprehensive income (loss) before tax	(171)	409
Income tax (provision) benefit	60	(145)
Other comprehensive income (loss) - net of tax	(111)	264
Comprehensive income	$1,377	$1,410

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2013
(Dollar Amounts in Thousands except per share data)

	Voting and	Accumulated
	Nonvoting	Other		Total
	Common	Comprehensive	Retained	Shareholders’
	Stock	Income	Earnings	Equity

Balance, January 1, 2013	$41,508	$1,818	$18,024	$61,350
Net income			1,488	1,488
Other comprehensive loss		(111)		(111)
Cash dividends declared ($0.06 per share)			(113)	(113)
Issuance of directors deferred stock rights	29			29

Balance, March 31, 2013	$41,537	$1,707	$19,399	$62,643

First Internet Bancorp

Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar Amounts in Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$1,488	$1,146
Adjustments to reconcile net income to net cash from operating activities
Depreciation	91	71
Amortization	794	354
Loss from real estate owned	—	21
Increase in cash surrender value of life insurance	(97)	(90)
Provision for loan losses	134	570
Stock compensation expense	29	15
Loss on other-than-temporary impairment of security	34	—
Loss (Gain) from sale of available-for-sale securities	185	(40)
Loans originated for sale	(236,800)	(149,009)
Proceeds from sale of loans	241,449	173,686
Gain on loans sold	(3,011)	(1,750)
Changes in assets and liabilities
Accrued interest receivable	59	(119)
Other assets	(132)	1,143
Accrued expenses and other liabilities	12,171	238
Net cash used in operating activities	16,394	26,236
Investing Activities
Net change in loans	(422)	1,696
Net change in interest bearing time deposits	(1,500)	—
Loans purchased	—	(9,737)
Life insurance purchased	—	(3,000)
Proceeds from liquidation of real estate owned	—	29
Maturities of securities available for sale	13,657	6,580
Proceeds from sale of securities available for sale	41,834	2,082
Purchase of securities available for sale	(64,231)	(33,033)
Purchase of premise and equipment	(4,815)	(223)
Net cash used in investing activities	(15,477)	(35,606)
Financing Activities
Net increase in deposits	15,976	24,708
Repayment of FHLB advances	(15,000)	—
Net cash provided by financing activities	976	24,708
Net Increase in Cash and Cash Equivalents	1,893	15,338
Cash and Cash Equivalents, Beginning of Period	32,513	34,778
Cash and Cash Equivalents, End of Period	$34,406	$50,116
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$1,965	$2,177
Cash paid during the period for taxes	50	—
Loans transferred to real estate owned	—	—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except shares and per share data)

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013 or any other period. The March 31, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent on management’s estimates, judgments, and assumptions where changes in any of these could have a significant impact on the financial statements.

The condensed consolidated financial statements include the accounts of First Internet Bancorp (“Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (“Bank”), and the Bank’s wholly-owned subsidiary, JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share
Weighted-average common shares	1,924,148	1,909,723
Diluted earnings per share
Weighted-average common shares	1,924,148	1,909,723
Dilutive effect of stock compensation	—	—
Dilutive effect of stock options	—	—
Weighted-average common and incremental shares	1,924,148	1,909,723
Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the average market price of the Company's common stock	—	90,000

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

Note 3:	Securities

Securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$49,495	$918	$(28)	$50,385
Municipals	37,671	2,261	(76)	39,856
Mortgage-backed and asset-backed securities – government-sponsored enterprises	47,957	1,475	(34)	49,398
Mortgage-backed and asset-backed securities – private labeled	2,300	13	(114)	2,199
Other securities	24,226	138	(1,927)	22,437
Total available for sale	$161,649	$4,805	$(2,179)	$164,275

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$18,666	$953	$(1)	$19,618
Municipals	39,999	2,685	(144)	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	1,884	(177)	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	17	(260)	2,453
Other securities	16,753	105	(2,265)	14,593
Total available for sale	$153,896	$5,644	$(2,847)	$156,693

The carrying value of securities at March 31, 2013 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$2,056	$2,101
One to five years	26,213	26,343
Five to ten years	30,813	31,279
After ten years	52,310	52,955
	111,392	112,678
Mortgage-backed and asset-backed securities – government-sponsored enterprises	47,957	49,398
Mortgage-backed and asset-backed securities – private labeled	2,300	2,199
Totals	$161,649	$164,275

Gross gains of $102 and $40, and gross losses of $287 and $0 resulting from sales of available-for-sale securities were realized for March 31, 2013 and 2012, respectively.

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2013 and December 31, 2012 was $31,079 and $41,986, which is approximately 19% and 27%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government-sponsored enterprises	$11,443	$(28)	$22	$—	$11,465	$(28)
Municipals	1,046	(68)	1,068	(8)	2,114	(76)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	4,962	(34)	—	—	4,962	(34)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,405	(114)	1,405	(114)
Other securities	7,984	(41)	3,149	(1,886)	11,133	(1,927)
	$25,435	$(171)	$5,644	$(2,008)	$31,079	$(2,179)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government-sponsored enterprises	$—	$—	$119	$(1)	$119	$(1)
Municipals	470	(4)	2,618	(140)	3,088	(144)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	28,505	(177)	—	—	28,505	(177)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,504	(260)	1,504	(260)
Other securities	5,947	(53)	2,823	(2,212)	8,770	(2,265)
	$34,922	$(234)	$7,064	$(2,613)	$41,986	$(2,847)

Municipals

The unrealized losses on the Company’s investments in municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2013.

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2013.

Other Securities

The Company’s unrealized loss on investments in other securities is primarily made up of two investments. The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other than temporarily impaired at March 31, 2013. The second investment is discussed in the next section.

Other-Than-Temporary Impairment

The Company routinely conducts periodic reviews to identify and evaluate investment securities to determine whether an OTTI has occurred. For certain investments, economic models are used to determine whether an OTTI has occurred on these securities.

An OTTI has been recognized on a $2,000 par investment in ALESCO IV Series B2 pooled trust security. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects ALESCO IV to settle the security at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other than temporarily impaired at March 31, 2013.

For identified mortgage-backed securities in the investment portfolio, an extensive, quarterly review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other than temporary. The most significant inputs are voluntary prepay rates, default rates, liquidation rates and loss severity.

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

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

The credit losses recognized in earnings during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
ALESCO IV Series B2	$—	$—
I-PreTSL I B-2	—	—
Mortgage-backed and asset-backed securities – private labeled	34	—
	$34	$—

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

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to other-than-temporary impairments	(266)
Additions related to other-than-temporary losses not previously recognized	31
Additions related to increases in previously recognized other-than-temporary losses	3
March 31, 2013	$1,505

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2012	$1,835
Realized losses related to other-than-temporary impairments	—
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	—
March 31, 2012	$1,835

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2013 and 2012, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended March 31,		Affected Line Item in the Statements of
	2013	2012	Income
Securities available for sale
Gain (loss) realized in earnings	$(185)	$40	Gain (loss) on sale of securities
OTTI losses recognized in earnings	(34)	—	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	(219)	40	Income Before Income Taxes
Tax (expense) benefit	77	(14)	Income Tax Provision
Total reclassifications out of Accumulated Other Comprehensive Income	$(142)	$26	Net Income

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

Note 4:	Loans Receivable

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

Categories of loans include:

	March 31, 2013	December 31, 2012
Real estate loans
Residential	$124,290	$128,815
Commercial	89,347	84,918
Total real estate loans	213,637	213,733
Commercial loans	19,744	14,271
Consumer loans	121,500	126,486
Total loans	354,881	354,490
Deferred loan origination costs and premiums and discounts on purchased loans	3,483	3,671
Allowance for loan losses	(5,748)	(5,833)
Total net loans	$352,616	$352,328

The risk characteristics of each loan portfolio segment are as follows:

Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus nonowner-occupied loans.

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

Residential Real Estate and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type.  The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past 12 months.  Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and, finally, external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  We evaluate the impact of internal changes such as management and staff experience levels or modification to loan review processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, classified or graded loans as well as any changes in the value of underlying collateral.  Finally, we consider the effect of other external factors such as national, regional and local economic and business conditions, as well as competitive, legal and regulatory requirements. All criticized, classified and impaired loans are evaluated for impairment by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

Provision for Loan Losses

A provision for estimated losses on loans is charged to operations based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectability may not be reasonably assured considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Accounting Standards Codification (ASC) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral and allows existing methods for recognizing interest income.

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectable within the parameters of policy. A secured loan is generally charged off to the estimated fair value of the collateral no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Chief Credit Officer.

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

The following tables present the balance in the ALLL and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,149	$3,107	$371	$1,206	$5,833
Provision charged to expense	(81)	(25)	95	145	134
Losses charged off	(54)	—	—	(236)	(290)
Recoveries	8	—	—	63	71
Balance, end of year	1,022	3,082	466	1,178	5,748
Ending balance:
individually evaluated for impairment	11	680	—	64	755
Ending balance:
collectively evaluated for impairment	$1,011	$2,402	$466	$1,114	$4,993
Loans:
Ending balance	$124,290	$89,347	$19,744	$121,500	$354,881
Ending balance:
individually evaluated for impairment	2,272	2,465	—	476	5,213
Ending balance:
collectively evaluated for impairment	$122,018	$86,882	$19,744	$121,024	$349,668

	March 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,099	$2,485	$333	$1,739	$5,656
Provision charged to expense	181	79	97	213	570
Losses charged off	(129)	—	—	(450)	(579)
Recoveries	9	—	—	132	141
Balance, end of year	1,160	2,564	430	1,634	5,788
Ending balance:
individually evaluated for impairment	350	1,328	—	15	1,693
Ending balance:
collectively evaluated for impairment	$810	$1,236	$430	$1,619	$4,095

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

	December 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$128,815	$84,918	$14,271	$126,486	$354,490
Ending balance:
individually evaluated for impairment	2,482	2,467	—	474	5,423
Ending balance:
collectively evaluated for impairment	$126,333	$82,451	$14,271	$126,012	$349,067

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

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$85,253	$19,361
6 Special Mention	1,629	383
7 Substandard	2,465	—
8 Doubtful	—	—
Total	$89,347	$19,744

	March 31, 2013
	Residential Real Estate	Consumer
Performing	$123,101	$121,323
Nonperforming (nonaccrual)	1,189	177
Total	$124,290	$121,500

	December 31, 2012
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$80,830	$13,860
6 Special Mention	1,621	411
7 Substandard	2,467	—
8 Doubtful	—	—
Total	$84,918	$14,271

	December 31, 2012
	Residential Real Estate	Consumer
Performing	$127,426	$126,331
Nonperforming (nonaccrual)	1,389	155
Total	$128,815	$126,486

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Real estate loans
Residential	$485	$185	$1,056	$1,726	$122,564	$124,290	$1,189	$—
Commercial	—	—	2,362	2,362	86,985	89,347	2,362	—
Commercial	—	—	—	—	19,744	19,744	—	—
Consumer	676	83	129	888	120,612	121,500	177	44
Total	$1,161	$268	$3,547	$4,976	$349,905	$354,881	$3,728	$44

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Real estate loans
Residential	$130	$5	$1,555	$1,690	$127,125	$128,815	$1,389	$450
Commercial	—	—	2,362	2,362	82,556	84,918	2,362	—
Commercial	—	—	—	—	14,271	14,271	—	—
Consumer	1,025	148	122	1,295	125,191	126,486	155	21
Total	$1,155	$153	$4,039	$5,347	$349,143	$354,490	$3,906	$471

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16) when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

The following tables present the Company’s impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$2,244	$2,604	$—	$2,145	$7
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	350	582	—	365	—
Total	2,594	3,186	—	2,510	7
Loans with a specific valuation allowance
Residential real estate loans	28	35	11	232	—
Commercial real estate loans	2,465	2,924	680	2,466	1
Commercial loans	—	—	—	—	—
Consumer loans	126	193	64	110	—
Total	2,619	3,152	755	2,808	1
Total impaired loans
Residential real estate loans	2,272	2,639	11	2,377	7
Commercial real estate loans	2,465	2,924	680	2,466	1
Commercial loans	—	—	—	—	—
Consumer loans	476	775	64	475	—
Total	$5,213	$6,338	$755	$5,318	$8

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except per share data)

	December 31, 2012			March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$2,047	$2,357	$—	$1,112	$—
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	380	577	—	361	—
Total	2,427	2,934	—	1,473	—
Loans with a specific valuation allowance
Residential real estate loans	435	442	206	645	5
Commercial real estate loans	2,467	2,925	682	7,634	2
Commercial loans	—	—	—	—	—
Consumer loans	94	206	54	88	—
Total	2,996	3,573	942	8,367	7
Total impaired loans
Residential real estate loans	2,482	2,799	206	1,757	5
Commercial real estate loans	2,467	2,925	682	7,634	2
Commercial loans	—	—	—	—	—
Consumer loans	474	783	54	449	—
Total	$5,423	$6,507	$942	$9,840	$7

Troubled Debt Restructurings (TDR)

The loan portfolio includes TDRs which are loans that have been modified to grant economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally not less than six months.

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

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modified is reviewed by the Company to identify if a TDR has occurred (when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties). Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to secure additional collateral and/or guarantees to support the debt, or a combination of the two.

Loans classified as a TDR during the three months ended March 31, 2013 consisted of two consumer loans with a recorded balance of $2 before and after the modification. There were no loans classified as a TDR during the three months ended March 31, 2012. The 2013 modifications consisted solely of maturity date concessions. Payment extensions have proven to be successful in optimizing the overall collectability of the loan by increasing the period of time that the borrower is able to make required payments to the Company.

There were no TDR loans which had payment defaults during the three months ended March 31, 2013 and 2012. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within 12 months of restructuring.

Note 5:	Premises and Equipment

Premises and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Land	$2,500	$—
Building and improvements	1,583	—
Furniture and equipment	3,448	3,521
Less accumulated depreciation	(2,683)	(2,728)
	$4,848	$793

The $1,583 cost basis of the building is being depreciated on a straight-line basis over 39 years.

Note 6:	Goodwill

The change in the carrying amount of goodwill for the periods ended March 31, 2013 and December 31, 2012 were:

Balance as of January 1, 2012	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2012	4,687
Changes in goodwill during the period	—
Balance as of March 31, 2013	$4,687

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

Note 7:	Benefit Plans

Employment Agreements

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

Stock Options

The Company has a qualified stock option plan for Directors and key employees of the Company (“Stock Option Plan”) and has reserved 400,000 shares of common stock that may be issued pursuant to the Stock Option Plan. The option exercise price per share is the fair value of a share on the date of grant, and the stock options become exercisable in a series of three equal and successive annual installments, with the first one-third vesting at the end of one year measured from the grant date of the option. Each option grant expires within ten years of the grant date. The options are nontransferable and are forfeited upon termination of employment. There are no options outstanding as of March 31, 2013.

Directors Deferred Stock Plan

The Company has adopted a stock compensation plan for members of the Board of Directors (Directors Deferred Stock Plan). The Company has reserved 120,000 shares of common stock that may be issued pursuant to the Directors Deferred Stock Plan. The plan provides directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Monthly meeting fees are paid in cash. The deferred stock right is payable to the director on the basis of one common share for each deferred stock right. Director compensation totaled $46 and $27 for the three months ended March 31, 2013 and 2012, respectively, of which $30 and $15 for the three months ended March 31, 2013 and 2012, respectively, were paid in either common stock or deferred stock rights. The common stock and deferred stock rights are granted on January 1 at fair value and vest from January 1 until December 31. The Company recognizes compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date.

The following is an analysis of deferred stock rights and common stock related to the Directors Deferred Stock Plan for the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Deferred Rights	Common Shares

Outstanding, beginning of period	46,876
Granted	5,646
Exercised	—

Outstanding, end of period	52,522

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

Note 8:	Fair Value of Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

The following tables present the fair value measurements of securities available for sale recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government-sponsored enterprises	$50,385	$—	$50,385	$—
Municipals	39,856	—	39,856	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	49,398	—	49,398	—
Mortgage-backed and asset-backed securities - private labeled	2,199	—	2,199	—
Other securities	22,437	1,542	19,727	1,168
	$164,275	$1,542	$161,565	$1,168

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government-sponsored enterprises	$19,618	$—	$19,618	$—
Municipals	42,540	—	42,540	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	77,489	—	77,489	—
Mortgage-backed and asset-backed securities - private labeled	2,453	—	2,453	—
Other securities	14,593	1,553	12,200	840
	$156,693	$1,553	$154,300	$840

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

Securities Available for Sale

Balance, January 1, 2012	$470
Total realized and unrealized gains and losses
Included in net income	—
Included in other comprehensive loss	55

Balance, March 31, 2012	$525

Balance, January 1, 2013	$840
Total realized and unrealized gains and losses
Included in net income	—
Included in other comprehensive loss	328

Balance, March 31, 2013	$1,168

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2013 and December 31, 2012:

		March 31, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$89	$—	$—	$89

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,481	$—	$—	$1,481

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,168	Discounted cash flow	Discount margin	6.5% - 14%
			Cumulative default %	2.7% - 100%
			Loss given default %	85% - 100%
			Cumulative prepayment %	0% - 100%

Collateral dependent impaired loans	$89	Market comparable properties	Marketability discount	35%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Other securities	$840	Discounted cash flow	Discount margin	7% - 14.25%
			Cumulative default %	2.2% - 100%
			Loss given default %	85% – 100%
			Cumulative prepayment %	0% - 100%

Collateral dependent impaired loans	$1,481	Market comparable properties	Marketability discount	12%

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

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at March 31, 2013 and December 31, 2012.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34,406	$34,406	$—	$—
Interest bearing time deposits	1,500	1,500	—	—
Loans held for sale	61,596	—	61,596	—
Loans receivable - net	352,616	—	—	353,563
Accrued interest receivable	2,137	2,137	—	—
FHLB stock	2,943	2,943	—	—
Deposits	546,667	315,007	—	237,656
FHLB advances	25,713	—	27,860	—
Accrued interest payable	91	91	—	—

	December 31, 2012
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$32,513	$32,513	$—	$—
Loans held for sale	63,234	—	63,234	—
Loans receivable - net	352,328	—	—	351,194
Accrued interest receivable	2,196	2,196	—	—
FHLB stock	2,943	2,943	—	—
Deposits	530,691	300,818	—	236,375
FHLB advances	40,686	—	42,986	—
Accrued interest payable	120	120	—	—

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited

(Dollar Amounts in Thousands except per share data)

Note 9:	Future Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information required within this Update is already required to be disclosed elsewhere in the financial statements under GAAP.

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

In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance.

On February 28, 2013, FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

First Internet Bancorp (the “Company”) is the bank holding company for First Internet Bank of Indiana (the “Bank”), a nationwide provider of innovative online banking products and services to approximately 40,000 customers. First Internet Bancorp’s common stock is listed on the NASDAQ Capital Market.

The Bank is an Indiana chartered bank and was the first state-chartered, FDIC-insured Internet bank. With no branch offices, the Bank has grown retail and commercial customers organically, with lending and deposit products and services that are scalable for our nationwide platform. In recent years, the Bank has been able to capitalize on the significant demand for residential mortgage refinancing, maintaining high credit quality while offering short periods to close. Commercial lending and treasury management services are primarily based in Central Indiana; however, our credit tenant lease financing is nationwide. While maintaining sufficient liquidity, we seek to minimize our cash and cash equivalents by deploying excess cash into diversified, higher yielding assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

During the three months ended March 31, 2013, we had net income of $1.49 million compared to net income of $1.15 million for the three months ended March 31, 2012. Net income attributable to common shareholders was $0.77 per diluted share for the three months ended March 31, 2013 compared to $0.60 per diluted share for the 2012 period. On March 18, 2013, the Board of Directors declared a cash dividend of $0.06 per common share.

Other key comparisons between our operating results for the three months ended March 31, 2013 and 2012 are:

•	Net interest income experienced a $114,000 decrease in the 2013 period despite the 6.4% increase in average earning assets as interest rates continued to decline due the economy and competition. Average loans increased 12.4% at March 31, 2013, offsetting the 29 basis point reduction in rates during the 2013 period. The lower rate environment also drove prepayments in our mortgage-backed securities portfolio resulting in accelerated premium amortization and calls on our agency securities. Management rebalanced the securities portfolio in March 2013 to mitigate this volatility. Total interest expense declined to $1.94 million for the 2013 period compared with $2.16 million for the prior year period as we allowed higher rate deposits to roll off the books.

•	Non-interest income increased $1.14 million during the three months ended March 31, 2013 as compared to the prior year period. Despite an overall slowdown in the residential refinancing marketplace, the Bank was able to generate a 72% increase in gains on loans sold or $3.01 million compared to $1.75 million for the three months ended March 31, 2013 and 2012, respectively. The 2013 period included a $185,000 loss related to rebalancing the mortgage-backed securities portfolio which is not expected to recur.

•	Non-interest expense was $4.65 million during the 2013 period as compared to $3.88 million for the prior year period as the Bank hired additional employees to support its growth. The three months ended March 31, 2013 included $193,000 in expenses that are not expected to recur related to listing the Company’s stock on NASDAQ Capital Markets.

Net Interest Income

Net interest income for the three months ended March 31, 2013 totaled $3.82 million, a 2.9% decrease from the 2012 period. The decrease was primarily driven by decline in yield on our investment securities. At December 31, 2012, mortgage-backed securities were 50% of the total available for sale portfolio with a significant portion purchased at a premium. Accelerated prepayments attributable to the ongoing low rate environment resulted in premium amortization of $840,000 during the three months ended March 31, 2013 compared to $406,000 for the prior year period. Similarly, agency calls reduced interest and dividend income by $100,000 on a portion of our investment portfolio. Interest income on loans increased 5% during the three months ended March 31, 2013 as average loans outstanding grew 12.4% as compared to the prior year period. The loan growth came from commercial real estate, commercial and industrial and single family mortgage loans held for sale. The increase in interest income from loan growth was somewhat offset by a 29 basis point decline in yield, reflecting the lower rate environment.

Total interest expense declined to $1.94 million for the 2013 period compared with $2.16 million for the prior year period as deposits increased but at an overall lower cost. Interest expense on deposits decreased 25 basis points from the prior year period as customers shifted from time deposits to money market accounts. We have demonstrated the ability to retain deposits without paying the highest direct bank rates. In the three months ended March 31, 2013, $15.00 million in FHLB advances matured which reduced costs for the period and will reduce the costs of FHLB advances in the remainder of 2013.

Average Balance Sheets, Net Interest Earnings

For the periods presented, the following table provides the total dollar amount of interest income from average interest-earning assets and the resulting yields. It also highlights the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of daily balances. Non-accrual loans are included in average loan balances.

Average Balance Sheets

(dollars in thousands)

	Three Months ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$424,028	$4,967	4.75%	$377,411	$4,728	5.04%
Investment securities – taxable	139,117	459	1.34%	147,671	916	2.49%
Investment securities – non-taxable	41,269	303	2.98%	43,194	421	3.92%
FHLB stock	2,943	25	3.45%	2,943	26	3.55%
Total interest-earning assets	607,535	5,754	3.84%	571,219	6,091	4.29%

Noninterest-earning assets	24,182			21,454
Total assets	$631,539			$592,673

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$13,372	19	0.58%	$8,402	13	0.62%
Interest-bearing demand deposits	68,540	93	0.55%	60,648	91	0.60%
Money market accounts	204,543	379	0.75%	172,032	352	0.82%
Certificates and brokered deposits	230,850	1,137	2.00%	237,469	1,365	2.31%
Total interest-bearing deposits	517,305	1,628	1.28%	478,551	1,821	1.53%

FHLB advances	32,084	308	3.89%	40,582	338	3.35%
Total interest-bearing liabilities	549,389	1,936	1.43%	519,133	2,159	1.67%

Noninterest-bearing liabilities	16,466			14,518
Other non-interest bearing liabilities	3,982			2,583
Total liabilities	569,820			536,234

Stockholders’ equity	61,702			56,439
Total liabilities and equity	$631,539			592,673

Net interest income		$3,818			$3,932

Interest rate spread			2.41%			2.62%
Net interest margin			2.55%			2.77%
Average interest-earning assets to average interest-bearing liabilities			110.55%			110.03%

Rate/Volume Analysis

(dollars in thousands)

The following table sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	Rate/Volume Analysis of Net Interest Income Three Months ended March 31 2013 vs. 2012 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$1,649	$(1,410)	$239
Investment securities – taxable	(72)	(385)	(457)
Investment securities – non-taxable	(18)	(100)	(118)
FHLB stock	-	(1)	(1)
Total	1,559	(1,896)	(337)

Interest expense
Deposits	200	(393)	(193)
FHLB advances	(265)	235	(30)
Total	(65)	(158)	(223)

Increase (decrease) in net interest income	$1,624	$(1,738)	$(114)

Provision for loan losses decreased by $436,000 during the three months ended March 31, 2013, from the three months ended March 31, 2012 as the primary quantitative driver, historical loss experiences, of the estimates we make to determine the provision improved. In determining the provision, management also evaluates qualitative factors such as the improvement to our internal processes for collection and review resulting from the addition of our senior credit officer. The decrease in the provision is supported by the general trends noted in our respective portfolios. Gains on loans sold increased in the 2013 period by $1.26 million, or 72.1%, compared to the prior year period, as we continued to originate a significant volume of single family mortgage loans, meeting consumer refinancing demand due to the low rate environment. Our volumes continued to increase significantly from the prior year and were slightly ahead of the three months ended December 31, 2012. Management has developed a purchase loan origination program to offset the impact of potential declines in consumer refinancing demand in anticipation of an eventual shift in the residential mortgage market when rates eventually rise.

A $185,000 loss on the sale of securities was incurred in the three months ended March 31, 2013 as we sold negative yielding mortgage-backed securities and reinvested the proceeds in a manner management believes will be accretive to future earnings and will stabilize cash flows.

Other noninterest income increased by $105,000 during the three months ended March 31, 2013 compared to the prior year period, primarily due to $99,000 of rental income recognized in the 2013 period on other real estate owned.

Salaries and employee benefits increased $388,000, or 19.5%, during the three months ended March 31, 2013, reflecting the addition of 29 full time employees since March 31, 2012. We have fully staffed our commercial & industrial team, added two officers and filled key operational and marketing positions while also increasing the number of residential mortgage staff to address increased origination volumes.

As a result of the Company’s stock being listed on NASDAQ, professional service expenses for the three months ended March 31, 2013 included $117,000 which are not expected to recur in future periods. Our effective income tax rates (income tax provision divided by net income before income tax) for the three months ended March 31, 2013 and 2012 were 31.8% and 24.5% respectively. The increase in tax rates is the result of more taxable investment income from the prior year as well as NASDAQ listing expenses which are not deductible for tax purposes in 2013.

Financial Condition

Investment securities

Investment securities totaled $164.28 million at March 31, 2013 compared to $156.69 million at December 31, 2012. During the three months ended March 31, 2013, we sold $39.01 million in mortgage-backed securities and purchased $52.59 million of U.S. government/agency debt, collateralized mortgage obligations and corporate securities to rebalance the securities portfolio with investments having shorter durations and lower prepayment risk which should improve yields on the portfolio. Amounts for securities purchased in March to be settled in April of $10.0 million are included in accrued expenses and liabilities. All investments are available for sale and recorded at fair value.

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated.

(dollars in thousands)
	March 31, 2013		December 31, 2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available for sale:
U.S. government-sponsored enterprises	$49,495	$50,385	$18,666	$19,618
Municipals	37,671	39,856	39,999	42,540
Mortgage- and asset-backed securities – government-sponsored enterprises	47,957	49,398	75,782	77,489
Mortgage- and asset-backed securities – private labeled	2,300	2,199	2,696	2,453
Other securities	24,226	22,437	16,753	14,593
Total securities available for sale	$161,649	$164,275	$153,896	$156,693

At March 31, 2013, the portfolio included two trust preferred securities which are Collateralized Debt Obligations (“CDO”) backed by pools of debt securities issued by financial institutions: ALESCO IV and I-PreTSL I B-2 notes. During the third quarter of 2009, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the ALESCO CDO on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and never capitalized any “payment in kind” (“PIK”) interest payments to the principal balance of the security.  The Company intends to keep this security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, we utilized an independent third party for the valuation of the CDOs as of March 31, 2013. Based on this valuation and our review of the assumptions and methodologies used, we believe the amortized costs recorded for our CDO investments accurately reflects the position of these securities at March 31, 2013.

Loans

Net loans at March 31, 2013 maintained December 31, 2012 levels. Commercial lending grew consistent with our diversification strategy. Most notably, commercial & industrial loans increased 38% from December 31, 2012 as our experienced team completed its first full year of operations. Credit tenant leasing grew 14.7% during the quarter ended March 31, 2013. The growth was offset by slight reduction in consumer loans.

Loan Portfolio Analysis

(dollars in thousands)

	March 31, 2013		December 31, 2012
Real estate loans:
Residential	$124,290	35.02%	$128,815	36.34%
Commercial – Credit tenant lease	32,438	9.14%	28,264	7.97%
Commercial – Other	56,909	16.04%	56,654	15.98%
Total real estate loans	213,637	60.20%	213,733	60.29%
Commercial loans	19,744	5.57%	14,271	4.03%
Consumer loans – Trailers	76,875	21.66%	79,625	22.46%
Consumer loans – Recreational vehicle	40,149	11.31%	42,087	11.87%
Consumer loans – Other	4,476	1.26%	4,774	1.35%
	354,881	100.00%	354,490	100.00%
Less:
Net deferred loan fees, premiums and discounts	3,483		3,671
Allowance for losses	(5,748)		(5,833)
Total loans	$352,616		$352,328

Asset Quality and Allowance for Loan Loss

Non-performing loans are comprised of loans past due 90 days or more on nonaccrual status and other nonaccrual loans. Non-performing assets include non-performing loans plus other real estate owned and other assets which are primarily repossessed vehicles. At March 31, 2013, our non-performing loans totaled $3.77 million, or 1.06%, of total loans compared to 2.28% at March 31, 2012. At March 31, 2013, our total non-performing assets totaled $10.21 million, or 1.57%, of total assets compared to 2.28% at March 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans
Real estate loans:
Residential	$1,189	$1,389
Commercial	2,362	2,362
Total real estate loans	3,551	3,751
Commercial loans	–	–
Consumer loans	177	155
Total non-accrual loans	3,728	3,906

Accruing loans past due 90 days or more:
Real estate loans:
Residential	–	450
Commercial	–	–
Total real estate loans	–	450
Commercial loans	–	–
Consumer loans	44	21
Total accruing loans past due 90 days or more	44	471

Total non-performing loans	3,772	4,377

Other real estate owned:
Residential	265	265
Commercial	3,943	3,401
Other	–	–
Total other real estate owned	4,208	3,666

Other non-performing assets	2,227	2,253

Total non-performing assets	$10,207	$10,296

Total non-performing loans to total loans	1.06%	1.23%
Total non-performing assets to total assets	1.57%	1.62%

Troubled Debt Restructurings

(dollars in thousands)	March 31, 2013	December 31, 2012
Troubled debt restructurings – non-accrual	$1,037	$1,065
Troubled debt restructurings – performing	882	905
Total troubled debt restructurings	$1,919	$1,970

Total non-performing assets decreased from $10.3 million at December 31, 2012 to $10.2 million at March 31, 2013. Total non-performing loans decreased by $615,000, or 13.8%, from December 31, 2012 to March 31, 2013 reflecting a significant decline in delinquencies. We have six properties in other real estate owned at March 31, 2013. One property consists of two buildings which are residential units on a college campus. We have invested $541,000 in improvements in collaboration with the university during the period so that the properties can be occupied in the fall semester.

Premises and Equipment

We do not have branches and primarily lease all office space and equipment. In the three months ended March 31, 2013, we acquired an office building with approximately 52,000 square feet of office space and related real estate located at 11201 USA Parkway, Fishers, Indiana (the "Property") from an unaffiliated third party for an aggregate consideration of approximately $4.00 million. The Company acquired the Property for the current and future operations of the Bank. The Bank intends to use the Property for some of its administrative operations and not as a branch or loan or deposit production office. The $4.06 million increase in premises and equipment, net as of March 31, 2013, reflects this acquisition.

Deposits

(dollars in thousands)

	March 31, 2013		December 31, 2012
Regular savings accounts	$14,911	2.73%	$11,583	2.18%
Non-interest bearing	16,046	2.94%	13,187	2.49%
Interest-bearing	75,217	13.76%	73,660	13.88%
Money market accounts	208,833	38.20%	202,388	38.14%
Certificates of deposit	213,317	39.02%	211,542	39.86%
Brokered deposits	18,490	3.38%	18,490	3.48%
Premiums on brokered deposits	(147)	-0.03%	(159)	-0.03%
Total	$546,667	100.00%	$530,691	100.00%

Total deposits grew to $546.7 million at the end of the first quarter, compared with $530.7 million at December 31, 2012. Non-interest bearing demand deposit accounts grew to $16.1 million compared with $13.2 million at the end of 2012, reflecting more relationship banking business with commercial customers. In the last year, First Internet Bank added online banking and treasury management services to complement its commercial lending services in order to attract not only loans, but expanded commercial banking relationships. As we grow this part of our business, we expect the fee-based services will contribute to non-interest income and help to reduce our cost of funds.

While we are focused on building non-interest bearing deposits, our independence from a traditional bricks and mortar branch structure permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. Deposit interest expense in first quarter 2013 declined to $1.63 million compared with $1.82 million in the last quarter of 2012, reflecting ongoing efforts to re-price interest-bearing accounts as appropriate in the continued low-interest rate environment, and reduced use of higher-cost wholesale funding sources.  The ability to grow core deposits to fund lending activity continues to drive a declining use of Federal Home Loan Bank borrowings.

Shareholders’ Equity

Shareholders’ equity increased $1.29 million to $62.64 million at March 31, 2013 compared to $61.35 million at December 31, 2012. This was the result of net income for the three months ended March 31, 2013 of $1.49 million offset by an unrealized loss in other comprehensive loss before tax of $171,000 and $113,000 in dividends declared on common stock.

At March 31, 2013, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations. We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, if we continue to experience significant growth, we may require additional capital resources.

(dollars in thousands)

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total capital (to risk-weighted assets)
Consolidated	$62,016	10.1%	$49,197	8.0%	N/A	N/A
Bank	61,424	10.0%	49,135	8.0%	61,419	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	56,249	9.2%	24,598	4.0%	N/A	N/A
Bank	55,657	9.1%	24,568	4.0%	36,851	6.0%
Tier 1 capital (to average assets)
Consolidated	56,249	9.0%	24,961	4.0%	N/A	N/A
Bank	55,657	8.9%	24,946	4.0%	31,183	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. On March 18, 2013, the Company’s Board of Directors declared a cash dividend for the first quarter of 2013 of $0.06 per share of common stock payable April 15, 2013 to shareholders of record on April 1, 2013. We expect to continue to pay dividends on a quarterly basis; however, the declaration and amount of future dividends will be determined by the Board of Directors on the basis of our financial condition, earnings, regulatory constraints and other factors. At March 31, 2013, the Company, on an unconsolidated basis, had $353,000 in cash generally available for its cash needs.

At March 31, 2013, we had $198.68 million in cash and investment securities available for sale and $61.60 million in loans held for sale that were generally available for our cash needs compared to $189.21 million and $63.23 million at December 31, 2012, respectively. At March 31, 2013, we had the ability to borrow an additional $28.46 million in FHLB advances and correspondent bank fed funds line of credit draws. Management is evaluating options to expand our borrowing capacity.

At March 31, 2013, approved outstanding loan commitments, including unused lines of credit, amounted to $37.04 million compared to $33.60 million at December 31, 2012. Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $72.10 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Future Accounting Pronouncements

Refer to Note 9 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS.

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.        RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2013, we issued 5,646 deferred stock rights to our non-employee directors under our Directors’ Deferred Stock Plan. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
10.1	Amended and Restated Employment Agreement, dated March 28, 2013 and effective March 1, 2013, by and between First Internet Bank of Indiana, First Internet Bancorp and David B. Becker (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*
10.2	Change in Control Termination Benefits Agreement, dated January 14, 2013, by and between First Internet Bancorp and Kay Whitaker (incorporated by reference to Exhibit 10.6 to annual report on Form 10-K for the year ended December 31, 2012)*
10.3	Contract for Purchase of Property, dated January 30, 2013, between First Internet Bancorp and LHRET Ascension SV, LLC (incorporated by reference to Exhibit 10.10 to annual report on Form 10-K for the year ended December 31, 2012)
10.4	Offer and Contract for Purchase of Real Estate, accepted February 5, 2013, between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc. (incorporated by reference to Exhibit 10.11 to annual report on Form 10-K for the year ended December 31, 2012)
10.5	Loan Agreement, dated as of March 6, 2013, by First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)
10.6	Office Lease, dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

* Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FIRST INTERNET BANCORP

Date: May 15, 2013	By	/s/ David B. Becker
David B. Becker, Chief Executive Officer, President and Chairman

Date: May 15, 2013	By	/s/ Kay E. Whitaker
Kay E. Whitaker, Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
10.1	Amended and Restated Employment Agreement, dated March 28, 2013 and effective March 1, 2013, by and between First Internet Bank of Indiana, First Internet Bancorp and David B. Becker	Incorporated by Reference
10.2	Change in Control Termination Benefits Agreement, dated January 14, 2013, by and between First Internet Bancorp and Kay Whitaker	Incorporated by Reference
10.3	Contract for Purchase of Property, dated January 30, 2013, between First Internet Bancorp and LHRET Ascension SV, LLC	Incorporated by Reference
10.4	Offer and Contract for Purchase of Real Estate, accepted February 5, 2013, between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc.	Incorporated by Reference
10.5	Loan Agreement, dated as of March 6, 2013, by First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.6	Office Lease, dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically