Form 10-Q
period 2013-06-30
First Internet Bancorp
filed 2013-08-15
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

As of August 12, 2013, the registrant had 2,861,326 shares of common stock issued and outstanding.

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

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp

Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands except shares)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,355	$2,881
Interest-bearing demand deposits	14,093	29,632
Total cash and cash equivalents	15,448	32,513
Interest-bearing time deposits	2,500	—
Securities available for sale - at fair value (amortized cost of $196,375 and $153,896)	193,934	156,693
Loans held for sale (includes $27,586 and $0 at fair value, respectively)	42,271	63,234
Loans receivable - net of allowance for loan losses of $5,527 and $5,833	360,800	352,328
Accrued interest receivable	2,271	2,196
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of life insurance	11,735	11,539
Premises and equipment, net	6,740	793
Goodwill	4,687	4,687
Other real estate owned	5,156	3,666
Other assets	8,280	5,775
Total assets	$656,765	$636,367
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$16,915	$13,187
Interest-bearing deposits	544,247	517,504
Total deposits	561,162	530,691
Advances from Federal Home Loan Bank	23,740	40,686
Subordinated debt	2,745	—
Accrued interest payable	100	120
Accrued expenses and other liabilities	7,840	3,520
Total liabilities	595,587	575,017
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 2,815,094 shares issued and outstanding	41,826	41,508
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	20,938	18,024
Accumulated other comprehensive income / (loss)	(1,586)	1,818
Total shareholders’ equity	61,178	61,350
Total liabilities and shareholders’ equity	$656,765	$636,367

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Condensed Consolidated Statements of Income – Unaudited
(Dollar Amounts in Thousands except shares and per share data)

	Three Months Ended June 30,
	2013	2012
Interest Income
Loans	$4,861	$4,715
Securities – taxable	902	916
Securities – non-taxable	396	424
Total interest income	6,159	6,055
Interest Expense
Deposits	1,656	1,826
Other borrowed funds	267	339
Total interest expense	1,923	2,165
Net Interest Income	4,236	3,890
Provision for Loan Losses	24	564
Net Interest Income After Provision for Loan Losses	4,212	3,326
Noninterest Income
Service charges and fees	179	166
Gain on loans sold	2,249	2,035
Gain on secondary marketing hedge	1,208	—
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	(15)	(1,429)
Portion of loss recognized in other comprehensive income (loss)	—	1,337
Other-than-temporary impairment loss recognized in net income	(15)	(92)
Gain on sale of securities	19	9
Loss on asset disposals	(8)	(40)
Other	87	97
Total noninterest income	3,719	2,175
Noninterest Expense
Salaries and employee benefits	2,846	1,914
Marketing, advertising and promotion	455	341
Professional services	561	271
Data processing	232	238
Loan expenses	285	303
Net occupancy expenses	616	365
Deposit insurance premium	115	121
Other	415	240
Total noninterest expense	5,525	3,793
Income Before Income Taxes	2,406	1,708
Income Tax Provision	694	428
Net Income	$1,712	$1,280
Income Per Share of Common Stock
Basic	$0.59	$0.45
Diluted	0.59	0.45
Weighted-Average Number of Common Shares Outstanding
Basic	2,888,260	2,867,763
Diluted	2,888,260	2,867,763
Dividends Declared Per Share	$0.06	$—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Condensed Consolidated Statements of Income – Unaudited
(Dollar Amounts in Thousands except shares and per share data)

	Six Months Ended June 30,
	2013	2012
Interest Income
Loans	$9,903	$9,513
Securities – taxable	1,386	1,858
Securities – non-taxable	699	845
Total interest income	11,988	12,216
Interest Expense
Deposits	3,284	3,647
Other borrowed funds	575	677
Total interest expense	3,859	4,324
Net Interest Income	8,129	7,892
Provision for Loan Losses	158	1,134
Net Interest Income After Provision for Loan Losses	7,971	6,758
Noninterest Income
Service charges and fees	338	361
Gain on loans sold	5,260	3,785
Gain on secondary market hedge	1,208	—
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	(994)	(1,429)
Portion of loss recognized in other comprehensive income (loss)	945	1,337
Other-than-temporary impairment loss recognized in net income	(49)	(92)
Gain (loss) on sale of securities	(166)	49
Loss on asset disposals	(87)	(150)
Other	202	190
Total noninterest income	6,706	4,143
Noninterest Expense
Salaries and employee benefits	5,225	3,905
Marketing, advertising and promotion	827	732
Professional services	1,214	599
Data processing	446	468
Loan expenses	365	488
Net occupancy expenses	934	777
Deposit insurance premium	227	219
Other	850	487
Total noninterest expense	10,088	7,675
Income Before Income Taxes	4,589	3,226
Income Tax Provision	1,389	800
Net Income	$3,200	$2,426
Income Per Share of Common Stock
Basic	$1.11	$0.85
Diluted	$1.11	$0.85
Weighted-Average Number of Common Shares Outstanding
Basic	2,887,207	2,866,174
Diluted	2,887,207	2,866,174
Dividends Declared Per Share	$0.12	$—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar Amounts in Thousands)

	Three Months Ended June 30,
	2013	2012
Net income	$1,712	$1,280
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(5,048)	1,486
Reclassification adjustment for (gains) realized	(19)	(9)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	(15)	(1,429)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	15	92
Other comprehensive income (loss) before tax	(5,067)	140
Income tax (provision) benefit	1,774	(42)
Other comprehensive income (loss) - net of tax	(3,293)	98
Comprehensive income (loss)	$(1,581)	$1,378

First Internet Bancorp

Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar Amounts in Thousands)

	Six Months Ended June 30,
	2013	2012
Net income	$3,200	$2,426
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(4,459)	1,935
Reclassification adjustment for (gains) losses realized	166	(49)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	(994)	(1,429)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	49	92
Other comprehensive income (loss) before tax	(5,238)	549
Income tax (provision) benefit	1,834	(187)
Other comprehensive income (loss) - net of tax	(3,404)	362
Comprehensive income (loss)	$(204)	$2,788

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Consolidated Statements of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2013
(Dollar Amounts in Thousands except per share data)

	Voting and	Accumulated
	Nonvoting	Other		Total
	Common	Comprehensive	Retained	Shareholders’
	Stock	Income	Earnings	Equity
Balance, January 1, 2013	$41,508	$1,818	$18,024	$61,350
Net income	—	—	3,200	3,200
Other comprehensive loss	—	(3,404)	—	(3,404)
Cash dividends declared ($0.12 per share)	—	—	(286)	(286)
Issuance of common stock warrants	255	—	—	255
Issuance of directors deferred stock rights	63	—	—	63
Balance, June 30, 2013	$41,826	$(1,586)	$20,938	$61,178

First Internet Bancorp

Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar Amounts in Thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$3,200	$2,426
Adjustments to reconcile net income to net cash from operating activities
Depreciation	268	149
Amortization	997	1,001
Loss from real estate owned	—	67
Increase in cash surrender value of life insurance	(196)	(185)
Provision for loan losses	158	1,134
Deferred income taxes	666	94
Stock compensation expense	60	40
Loss on other-than-temporary impairment of security	49	92
Loss (Gain) from sale of available-for-sale securities	166	(49)
Loans originated for sale	(512,531)	(329,254)
Proceeds from sale of loans	537,627	343,170
Gain on loans sold	(5,260)	(3,785)
Fair value adjustment on loans held-for-sale	1,127	—
Changes in assets and liabilities
Accrued interest receivable	(75)	(135)
Other assets	(1,321)	358
Accrued expenses and other liabilities	1,028	262
Net cash used in operating activities	25,963	15,385
Investing Activities
Net change in loans	(9,137)	(13,131)
Net change in interest bearing deposits	(2,500)	—
Loans purchased	—	—
Life insurance purchased	—	(3,000)
Proceeds from liquidation of real estate owned	—	694
Maturities of securities available for sale	22,064	21,690
Proceeds from sale of securities available for sale	41,040	3,477
Purchase of securities available for sale	(103,526)	(59,000)
Purchase of premises and equipment	(7,326)	(251)
Net cash used in investing activities	(59,385)	(49,521)
Financing Activities
Net increase in deposits	30,471	35,360
Cash dividends	(114)	—
Proceeds from issuance of subordinated debt and related warrants	3,000	—
Repayment of FHLB advances	(17,000)	—
Net cash provided by financing activities	16,357	35,360
Net Increase in Cash and Cash Equivalents	(17,065)	1,224
Cash and Cash Equivalents, Beginning of Period	32,513	34,778
Cash and Cash Equivalents, End of Period	$15,448	$36,002
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$3,879	$4,329
Cash paid during the period for taxes	723	698
Loans transferred to real estate owned	507	—
Dividends declared, not paid	169	—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp

Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar Amounts in Thousands except shares and per share data)

Note 1:	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013 or any other period. The June 30, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2012.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (“Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (“Bank”), and the Bank’s wholly-owned subsidiary, JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Share amounts presented have been restated to reflect the three-for-two stock split that occured on June 21, 2013.

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

On June 21, 2013, the Company completed a three-for-two (3:2) split of its common stock by the payment of a stock dividend of one-half of one share on each outstanding share of common stock. Except as otherwise indicated, all of the share and per-share information referenced throughout this report has been adjusted to reflect this stock split.

Note 2:	Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Basic earnings per share
Net income available to common shareholders	$1,712	$1,280
Weighted-average common shares	2,888,260	2,867,763
Basic earnings per common share	$0.59	$0.45
Diluted earnings per share
Net income applicable to diluted earnings per share	$1,712	$1,280
Weighted-average common shares	2,888,260	2,867,763
Dilutive effect of warrants	—	—
Dilutive effect of equity compensation	—	—
Weighted-average common and incremental shares	2,888,260	2,867,763
Diluted earnings per common share	$0.59	$0.45
Number of shares and warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	48,750	90,000

	Six Months Ended June 30,
	2013	2012
Basic earnings per share
Net income available to common shareholders	$3,200	$2,426
Weighted-average common shares	2,887,207	2,866,174
Basic earnings per common share	$1.11	$0.85
Diluted earnings per share
Net income applicable to diluted earnings per share	$3,200	$2,426
Weighted-average common shares	2,887,207	2,866,174
Dilutive effect of warrants	—	—
Dilutive effect of equity compensation	—	—
Weighted-average common and incremental shares	2,887,207	2,866,174
Diluted earnings per common share	$1.11	$0.85
Number of shares and warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	48,750	90,000

Note 3:	Securities

Securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$58,836	$693	$(1,191)	$58,338
Municipals	45,926	1,299	(762)	46,463
Mortgage-backed and asset-backed securities – government-sponsored enterprises	55,433	921	(1,294)	55,060
Mortgage-backed and asset-backed securities – private labeled	1,595	12	(85)	1,522
Other securities	34,585	76	(2,110)	32,551
Total available for sale	$196,375	$3,001	$(5,442)	$193,934

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$18,666	$953	$(1)	$19,618
Municipals	39,999	2,685	(144)	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	1,884	(177)	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	17	(260)	2,453
Other securities	16,753	105	(2,265)	14,593
Total available for sale	$153,896	$5,644	$(2,847)	$156,693

The carrying value of securities at June 30, 2013 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,500	$1,491
One to five years	36,091	35,728
Five to ten years	36,513	36,158
After ten years	65,243	63,975
	139,347	137,352
Mortgage-backed and asset-backed securities – government-sponsored enterprises	55,433	55,060
Mortgage-backed and asset-backed securities – private labeled	1,595	1,522
Totals	$196,375	$193,934

Gross gains of $24 and $9, and gross losses of $5 and zero resulting from sales of available-for-sale securities were realized for three month period ended June 30, 2013 and 2012, respectively. In the six month period ended June 30, 2013 and 2012, gross gains of $126 and $49 and gross losses of $292 and zero were recognized, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012 was $112,988 and $41,986, which is approximately 58% and 27%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from increases in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S.government-sponsored enterprises	$41,911	$(1,191)	$—	$—	$41,911	$(1,191)
Municipals	9,622	(620)	980	(142)	10,602	(762)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	35,179	(1,294)	—	—	35,179	(1,294)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,006	(85)	1,006	(85)
Other securities	20,782	(582)	3,508	(1,528)	24,290	(2,110)
	$107,494	$(3,687)	$5,494	$(1,755)	$112,988	$(5,442)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government-sponsored enterprises	$—	$—	$119	$(1)	$119	$(1)
Municipals	470	(4)	2,618	(140)	3,088	(144)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	28,505	(177)	—	—	28,505	(177)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,504	(260)	1,504	(260)
Other securities	5,947	(53)	2,823	(2,212)	8,770	(2,265)
	$34,922	$(234)	$7,064	$(2,613)	$41,986	$(2,847)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Other Securities

The Company’s unrealized loss on investments in other securities is primarily made up of two investments. The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other-than-temporarily impaired at June 30, 2013. The second investment is discussed in the next section.

Other-Than-Temporary Impairment

The Company routinely conducts periodic reviews to identify and evaluate investment securities to determine whether an OTTI has occurred. For certain investments, economic models are used to determine whether an OTTI has occurred on these securities.

An OTTI has been recognized on a $2,000 par investment in ALESCO IV Series B2 pooled trust security. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects ALESCO IV to settle the security at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other-than-temporarily impaired at June 30, 2013.

For identified mortgage-backed securities in the investment portfolio, an extensive, quarterly review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are voluntary prepay rates, default rates, liquidation rates and loss severity.

To determine if the unrealized loss for mortgage-backed securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

The credit losses recognized in earnings during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013	2012
ALESCO IV Series B2	$—	$—
I-PreTSL I B-2	—	—
Mortgage-backed and asset-backed securities – private labeled	15	92
	$15	$92

	Six Months Ended June 30,
	2013	2012
ALESCO IV Series B2	$—	$—
I-PreTSL I B-2	—	—
Mortgage-backed and asset-backed securities – private labeled	49	92
	$49	$92

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive loss.

Accumulated Credit Losses
Credit losses on debt securities held
April 1, 2013	$1,505
Realized losses related to other-than-temporary impairments	(178)
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	15
June 30, 2013	$1,342

Accumulated Credit Losses
Credit losses on debt securities held
April 1, 2012	$1,835
Realized losses related to other-than-temporary impairments	(7)
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	92
June 30, 2012	$1,920

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to other-than-temporary impairments	(444)
Additions related to other-than-temporary losses not previously recognized	31
Additions related to increases in previously recognized other-than-temporary losses	18
June 30, 2013	$1,342

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2012	$1,835
Realized losses related to other-than-temporary impairments	(7)
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	92
June 30, 2012	$1,920

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2013 and 2012, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended June 30,		Affected Line Item in the Statements
	2013	2012	of Income

Securities available for sale
Gain (loss) realized in earnings	$19	$9	Gain (loss) on sale of securities
OTTI losses recognized in earnings	(15)	(92)	Other-than-temporary impairment loss recognized in Net Income
Total reclassified amount before tax	4	(83)	Income Before Income Taxes
Tax (expense) benefit	(1)	29	Income Tax Provision
Total reclassifications out of Accumulated Other Comprehensive Income	$3	$(54)	Net Income

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Six Months Ended June 30,		Affected Line Item in the Statements
	2013	2012	of Income

Securities available for sale
Gain (loss) realized in earnings	$(166)	$49	Gain (loss) on sale of securities
OTTI losses recognized in earnings	(49)	(92)	Other-than-temporary impairment loss recognized in Net Income
Total reclassified amount before tax	(215)	(43)	Income Before Income Taxes
Tax (expense) benefit	75	15	Income Tax Provision
Total reclassifications out of Accumulated Other Comprehensive Income	$(140)	$(28)	Net Income

Note 4:	Loans Receivable

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

Categories of loans include:

	June 30, 2013	December 31, 2012
Real estate loans
Residential	$118,770	$128,815
Commercial	108,680	84,918
Total real estate loans	227,450	213,733
Commercial loans	19,128	14,271
Consumer loans	116,405	126,486
Total loans	362,983	354,490
Deferred loan origination costs and premiums and discounts on purchased loans	3,344	3,671
Allowance for loan losses	(5,527)	(5,833)
Total net loans	$360,800	$352,328

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

Commercial: Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial loans are secured by the assets being financed and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.

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

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type.  The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past twelve months.  Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and, finally, external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  We evaluate the impact of internal changes such as management and staff experience levels or modification to loan review processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, classified or graded loans as well as any changes in the value of underlying collateral.  Finally, we consider the effect of other external factors such as national, regional and local economic and business conditions, as well as competitive, legal and regulatory requirements. All criticized, classified, and impaired loans are evaluated for impairment by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

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

Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral and allows existing methods for recognizing interest income.

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

The following tables present changes in the balance of the ALLL during the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,022	$3,082	$466	$1,178	$5,748
Provision charged to expense	(49)	74	11	(12)	24
Losses charged off	—	(238)	—	(162)	(400)
Recoveries	11	—	70	74	155
Balance, end of period	$984	$2,918	$547	$1,078	$5,527

	Six Months Ended June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,149	$3,107	$371	$1,206	$5,833
Provision charged to expense	(130)	49	106	133	158
Losses charged off	(54)	(238)	—	(398)	(690)
Recoveries	19	—	70	137	226
Balance, end of period	$984	$2,918	$547	$1,078	$5,527

	Three Months Ended June 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,160	$2,564	$430	$1,634	$5,788
Provision charged to expense	(114)	382	28	268	564
Losses charged off	(146)	(272)	—	(354)	(772)
Recoveries	16	—	—	131	147
Balance, end of period	$916	$2,674	$458	$1,679	$5,727

	Six Months Ended June 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,099	$2,485	$333	$1,739	$5,656
Provision charged to expense	67	461	125	481	1,134
Losses charged off	(275)	(272)	—	(804)	(1,351)
Recoveries	25	—	—	263	288
Balance, end of period	$916	$2,674	$458	$1,679	$5,727

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013, and December 31, 2012:

	June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$118,770	$108,680	$19,128	$116,405	$362,983
Ending balance: individually evaluated for impairment	2,052	1,954	—	404	4,410
Ending balance: collectively evaluated for impairment	$116,718	$106,726	$19,128	$116,001	$358,573
Allowance for loan losses:
Ending Balance	$984	$2,918	$547	$1,078	$5,527
Ending balance: individually evaluated for impairment	34	441	—	29	504
Ending balance: collectively evaluated for impairment	$950	$2,477	$547	$1,049	$5,023

	December 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$128,815	$84,918	$14,271	$126,486	$354,490
Ending balance: individually evaluated for impairment	2,482	2,467	—	474	5,423
Ending balance: collectively evaluated for impairment	$126,333	$82,451	$14,271	$126,012	$349,067
Allowance for loan losses:
Ending Balance	$1,149	$3,107	$371	$1,206	$5,833
Ending balance: individually evaluated for impairment	206	682	—	54	942
Ending balance: collectively evaluated for impairment	$943	$2,425	$371	$1,152	$4,891

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$105,112	$17,823
6 Special Mention	1,614	1,305
7 Substandard	1,954	—
8 Doubtful	—	—
Total	$108,680	$19,128

	June 30, 2013
	Residential Real Estate	Consumer
Performing	$117,816	$116,282
Nonperforming (nonaccrual)	954	123
Total	$118,770	$116,405

	December 31, 2012
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$80,830	$13,860
6 Special Mention	1,621	411
7 Substandard	2,467	—
8 Doubtful	—	—
Total	$84,918	$14,271

	December 31, 2012
	Residential Real Estate	Consumer
Performing	$127,426	$126,331
Nonperforming (nonaccrual)	1,389	155
Total	$128,815	$126,486

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$188	$138	$821	$1,147	$117,623	$118,770	$954	$—
Commercial real estate	—	—	1,851	1,851	106,829	108,680	1,851	—
Commercial	—	—	—	—	19,128	19,128	—	—
Consumer	453	117	46	616	115,789	116,405	123	10
Total	$641	$255	$2,718	$3,614	$359,369	$362,983	$2,928	$10

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$130	$5	$1,555	$1,690	$127,125	$128,815	$1,389	$450
Commercial real estate	—	—	2,362	2,362	82,556	84,918	2,362	—
Commercial	—	—	—	—	14,271	14,271	—	—
Consumer	1,025	148	122	1,295	125,191	126,486	155	21
Total	$1,155	$153	$4,039	$5,347	$349,143	$354,490	$3,906	$471

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

Impaired loans include nonperforming commercial loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents the Company’s impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential real estate loans	$2,000	$2,359	$—	$2,047	$2,357	$—
Commercial real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	340	349	—	380	577	—
Total	2,340	2,708	—	2,427	2,934	—
Loans with a specific valuation allowance
Residential real estate loans	52	59	34	435	442	206
Commercial real estate loans	1,954	2,412	441	2,467	2,925	682
Commercial loans	—	—	—	—	—	—
Consumer loans	64	90	29	94	206	54
Total	2,070	2,561	504	2,996	3,573	942
Total impaired loans
Residential real estate loans	2,052	2,418	34	2,482	2,799	206
Commercial real estate loans	1,954	2,412	441	2,467	2,925	682
Commercial loans	—	—	—	—	—	—
Consumer loans	404	439	29	474	783	54
Total	$4,410	$5,269	$504	$5,423	$6,507	$942

The table below presents average balances and interest income recognized for impaired loans during both the three month and six month periods ended June 30, 2013 and June 30, 2012:

	June 30, 2013				June 30, 2012
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$2,122	$7	$2,097	$14	$1,108	$5	$1,181	$10
Commercial real estate loans	—	—	—	—	423	—	282	—
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	345	9	357	21	373	13	378	25
Total	2,467	16	2,454	35	1,904	18	1,841	35
Loans with a specific valuation allowance
Residential real estate loans	40	1	171	1	757	1	627	4
Commercial real estate loans	2,210	2	2,295	3	4,349	2	5,444	2
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	95	2	95	4	42	1	65	3
Total	2,345	5	2,561	8	5,148	4	6,136	9
Total impaired loans
Residential real estate loans	2,162	8	2,268	15	1,865	6	1,808	14
Commercial real estate loans	2,210	2	2,295	3	4,772	2	5,726	2
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	440	11	452	25	415	14	443	28
Total	$4,812	$21	$5,015	$43	$7,052	$22	$7,977	$44

Troubled Debt Restructurings (“TDRs”)

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

Loans classified as a TDR during the three and six months ended June 30, 2013 consisted of one consumer loan with a recorded balance of $15 before and after the modification, and three loans with a total recorded balance of $17 before and after the modification, respectively. The 2013 modifications consisted solely of maturity date concessions. Payment extensions have proven to be successful in optimizing the overall collectability of the loan by increasing the period of time that the borrower is able to make required payments to the Company.

There were no TDR loans which had payment defaults during the three and six months ended June 30, 2013 and 2012. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within 12 months of restructuring.

Note 5:	Premises and Equipment

Premises and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Land	$2,500	$—
Building and improvements	2,751	—
Furniture and equipment	4,350	3,521
Less accumulated depreciation	(2,861)	(2,728)
	$6,740	$793

In the first quarter of 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. The Company acquired the property for the current and future operations of the Bank for $4,083. The cost basis of the building is being depreciated on a straight-line basis over 39 years. The remaining increase is primarily related to investments in building and leasehold improvements at both the Fishers location and the Company’s corporate office.

Note 6:	Goodwill

The change in the carrying amount of goodwill for the periods ended June 30, 2013 and December 31, 2012 were:

Balance as of January 1, 2012	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2012	4,687
Changes in goodwill during the period	—
Balance as of June 30, 2013	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2012 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:	Benefit Plans

Employment Agreements

The Company has entered into employment or change in control agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of our common stock in the form of equity-based awards to employees, directors, and other eligible persons.  Upon shareholder approval of the 2013 Plan, no further awards may be made under the 2006 Stock Option Plan, which had 595,500 shares of common stock available for issuance when the 2013 Plan became effective.  Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards.  All employees, consultants and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

There are no awards outstanding under the 2013 Plan or the 2006 Stock Option Plan as of June 30, 2013. However, on July 22, 2013, the Compensation Committee of the Board of Directors of the Company awarded 46,232 shares to executive officers and other persons under the 2013 Plan. The shares of restricted stock will vest in three installments on January 1, 2014, January 1, 2015, and January 1, 2016.

Directors Deferred Stock Plan

The Company has adopted a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company has reserved 180,000 shares of common stock that may be issued pursuant to the Directors Deferred Stock Plan. The plan provides directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Monthly meeting fees are paid in cash. The deferred stock right is payable to the director on the basis of one common share for each deferred stock right.

Director compensation totaled $55 and $40 for the three months ended June 30, 2013 and 2012, respectively, of which $34 and $25 for the three months ended June 30, 2013 and 2012, respectively were paid in either common stock or deferred stock rights. Director compensation totaled $101 and $67 for the six months ended June 30, 2013 and 2012, respectively, of which $63 and $40 for the six months ended June 30, 2013 and 2012, respectively, were paid in deferred stock rights. The common stock and deferred stock rights are granted on January 1 at fair value and vest from January 1 until December 31. The Company recognizes compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date.

The following is an analysis of deferred stock rights and common stock related to the Directors Deferred Stock Plan for the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Deferred Rights	Common Shares

Outstanding, beginning of period	70,315
Granted	8,472
Exercised	—

Outstanding, end of period	78,787

Note 8:	Initial Adoption of Fair Value Option

ASC Topic 825, Financial Instruments, permits entities to measure recognized financial assets and financial liabilities using either historical cost or the fair value option at specified election dates. In the 2013 second quarter, we began using derivative financial instruments to manage exposure to interest rate risk in our mortgage banking business. These derivative financial instruments are recorded at fair value with changes in fair value reflected in Noninterest Income on the Condensed Consolidated Statements of Income.

To mitigate the volatility reported in earnings caused by measuring related assets and liabilities differently, the Company has elected the fair value option for the hedged item, mortgage loans held for sale under mandatory pricing agreements, that were originated on or after April 1, 2013. The Company continues to record mortgage loans held for sale under best-efforts pricing agreements at the lower of cost or fair value. Prior to April 1, 2013, all mortgage loans held for sale were carried at the lower of cost or fair value.

The $1,127 loss recognized on mortgage loans held for sale under mandatory pricing agreements in both the three and six month periods ended June 30, 2013 has been included in Gain on loans sold, within Noninterest Income on the Condensed Consolidated Statements of Income. The effect on the financial statements is presented below:

	June 30, 2013
	Aggregate Value	Loss	Fair Value

Loans held for sale	$28,713	$(1,127)	$27,586

Note 9:	Fair Value of Financial Instruments

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

Loans Held for Sale

The fair value of loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Forward Contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets, or benchmarked thereto (Level 1).

Interest Rate Lock Commitment

The fair value of interest rate lock commitments (“IRLCs”)are determined using the projected sale price of individual loans based on changes in market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. government-sponsored enterprises	$58,338	$—	$58,338	$—
Municipals	46,463	—	46,463	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	55,060	—	55,060	—
Mortgage-backed and asset-backed securities - private labeled	1,522	—	1,522	—
Other securities	32,551	1,491	29,529	1,531
Total available for sale securities	193,934	1,491	190,912	1,531
Loans held for sale	27,586	—	27,586	—
Forward contracts	1,208	1,208	—	—
Interest rate lock commitments	(78)	—	—	(78)

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government-sponsored enterprises	$19,618	$—	$19,618	$—
Municipals	42,540	—	42,540	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	77,489	—	77,489	—
Mortgage-backed and asset-backed securities - private labeled	2,453	—	2,453	—
Other securities	14,593	1,553	12,200	840
	$156,693	$1,553	$154,300	$840

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments

Balance, April 1, 2013	$1,168	$—
Total realized and unrealized gains and losses	—	—
Included in net income	—	(78)
Included in other comprehensive loss	363	—
Balance, June 30, 2013	$1,531	$(78)

Balance, April 1, 2012	$525	$—
Total realized and unrealized gains and losses	—	—
Included in net income	—	—
Included in other comprehensive loss	233	—
Balance, June 30, 2012	$758	$—

	Six Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments

Balance, January 1, 2013	$840	$—
Total realized and unrealized gains and losses
Included in net income	—	(78)
Included in other comprehensive loss	691	—
Balance, June 30, 2013	$1,531	$(78)

Balance, January 1, 2012	$470	$—
Total realized and unrealized gains and losses	—	—
Included in net income	—	—
Included in other comprehensive loss	288	—
Balance, June 30, 2012	$758	$—

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2013 and December 31, 2012:

		June 30, 2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,996	$—	$—	$1,996

		December 31, 2012
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,481	$—	$—	$1,481

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,531	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	10% - 17% 2.2% - 100% 4% - 20% 2% - 100%

Collateral dependent impaired loans	$1,996	Market comparable assets	Marketability discount	35%
		Appraisal value	N/A	N/A

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Other securities	$840	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	7% - 14.25% 2.2% - 100% 85% – 100% 0% - 100%

Collateral dependent impaired loans	$1,481	Market comparable properties	Marketability discount	12%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Loans Held for Sale

The fair value of these financial instruments approximates carrying value.

Interest Bearing Time Deposits

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

Subordinated Debt

The carrying amount approximates fair value as the transaction closed on June 28, 2013 .

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2013 and December 31, 2012.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$15,448	$15,448	$—	$—
Interest bearing time deposits	2,500	2,500	—	—
Loans held for sale	14,685	—	14,685	—
Loans receivable – net	360,800	—	—	365,157
Accrued interest receivable	2,271	2,271	—	—
FHLB stock	2,943	—	2,943	—
Deposits	561,162	—	321,212	245,419
FHLB advances	23,740	—	25,716	—
Accrued interest payable	100	100	—	—
Subordinated debt	2,745	—	2,745	—

	December 31, 2012
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$32,513	$32,513	$—	$—
Interest bearing time deposits	—	—	—	—
Loans held for sale	63,234	—	63,234	—
Loans receivable - net	352,328	—	—	351,194
Accrued interest receivable	2,196	2,196	—	—
FHLB stock	2,943	—	2,943	—
Deposits	530,691	—	300,818	236,375
FHLB advances	40,686	—	42,986	—
Accrued interest payable	120	120	—	—

Note 10:	Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

Each of these items are considered derivatives, but are not designated as accounting hedges, and therefore, are recorded at fair value with changes in fair value reflected in noninterest income on the Condensed Consolidated Statements of Income. The fair value of derivative instruments with a positive fair value are reported in Other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

We did not use any derivative financial instruments prior to 2013. At June 30, 2013 the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$62,750	$1,208	$—	$—

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$41,914	$78	$—	$—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial insturments on the Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2013 and 2012 were as follows:

	Amount of gain / (loss) recognized
	June 30, 2013		June 30, 2012
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Asset Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$1,208	$1,208	$—	$—

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(78)	$(78)	$—	$—

Note 11:	Subordinated Debenture

On June 28, 2013, the Company entered into a subordinated debenture purchase agreement with a third party and issued a subordinated debenture in the principal amount of $3,000 which bears interest at a fixed annual rate of 8.00% and is scheduled to mature on June 28, 2021; however, the Company can repay the debenture without premium or penalty at any time after June 28, 2016. The debenture is expected to qualify for treatment as Tier 2 capital for regulatory capital purposes. The purchase agreement and the debenture contain customary subordination provisions and events of default; however the right of the investor to accelerate the payment of the debenture is limited to bankruptcy or insolvency.

As partial inducement for the third party to purchase the debenture, the Company issued to the third party a warrant to purchase up to 48,750 shares of common stock, at an initial per share exercise price equal to $19.33. The warrant will become exercisable on June 28, 2014, and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

The Company used the Black-Scholes option pricing model to assign a fair value of $255 to the warrant. The following assumptions were used to value the warrant: a risk-free interest rate of 0.66% per the U.S. Treasury yield curve in effect at the date of issuance, an expected dividend yield of 1.19% calculated using the dividend rate and stock price at the date of the issuance, and an expected volatility of 34% based on the estimated volatility of the Company’s stock over the expected term of the warrant, which is estimated to be three years.

In addition, on June 28, 2013 the Company entered into a separate arrangement pursuant to which, at the Company’s option, the third party has committed to purchase an additional $3,000 debenture on or before December 31, 2013 under terms and conditions substantially similar to those contained in the purchase agreement.

Note 12:	Future Accounting Pronouncements

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

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly to income or expense.

•	The amendments are effective for reporting periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

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

On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp (the “Company”) is the bank holding company for First Internet Bank of Indiana (the “Bank”), a nationwide provider of innovative online banking products and services to approximately 40,000 customers. First Internet Bancorp’s common stock is listed on the NASDAQ Capital Market.

The Bank is an Indiana chartered bank and was the first state-chartered, FDIC-insured Internet bank. With no branch offices, the Bank has grown retail and commercial customers, with lending and deposit products and services that are scalable for our nationwide platform. The Bank has been successful in establishing and growing both its commercial real estate and commercial and industrial loan portfolios. The Bank has also been able to capitalize on the significant demand for residential mortgage refinancing while maintaining high credit quality. This same platform supports our expanding residential purchase mortgage market activity.

Results of Operations

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Net income increased 33.75%, to $1.71 million, or $0.59 per diluted share for the three months ended June 30, 2013 compared to $1.28 million or $0.45 per diluted share for the same period in 2012.

•	Net interest margin improved to 2.78% in the three months ended June 30, 2013 from 2.63% in the same period of 2012, driven by increased loan volume and a 14.55% lower cost of deposits.

•	In the three months ended June 30, 2013, non-interest income increased 70.99% over the same period in 2012 due to the combination of the gain on sale of loans and income from secondary marketing hedge activity as mortgage banking continued to expand. During the three months ended June 30, 2013, 23.54% of the mortgage originations were for residential purchases.

•	Non-interest expense rose 45.66% in the three months ended June 30, 2013 versus the same period in 2012, as the Company selectively added employees to support asset generation and expanded facilities to accommodate growth.

•	Return on average assets for the 2013 period was 1.07% compared to 0.83% for the prior year period.

•	Return on average equity for the 2013 period was 10.86% compared to 8.92% for the prior year period.

•	Net charge-offs as a percentage of average loans were 0.25% for the three months ended June 30, 2013 compared to 0.67% for the prior year period.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Net income increased 31.90%, to $3.20 million, or $1.11 per diluted share for the six months ended June 30, 2013 compared to $2.43 million or $0.85 per diluted share for the 2012 period.

•	Net interest income after provision for loan losses increased 17.95% in the six months ended June 30, 2013 from the corresponding six months in 2012 reflecting increased commercial loan volumes. Overall, the provision was reduced to $0.16 million due to improvement in credit quality.

•	Non-interest income for the 2013 period increased 61.86% from the prior year period. The gain on loans sold combined with the income from the secondary marketing hedge activity increased 70.89% from the prior year period.

•	Non-interest expense for the 2013 period increased 31.44% over the corresponding six months in 2012 as the Company added employees to the operations, human resources, finance, and technology areas in support of continued growth. The balance of the increase in staffing relates to income producing activities of commercial lending and mortgage banking. The Company experienced an increase of consulting and professional fees directly related to the additional costs associated with being a public company. Additionally, to accommodate growth, the Company expanded its facilities which increased occupancy expenses and related equipment costs.

•	Return on average assets for the first six months ended June 30, 2013 was 1.01% versus 0.81% in the year ago period.

•	Return on average equity for the first six months ended June 30, 2013 was 10.33% compared to 8.55% for the prior year period.

•	Net charge-offs as a percentage of average loans were 0.23% for the first six months ended June 30, 2013 versus 0.57% for the prior year period.

Average Balance Sheets, Net Interest Earnings

For the periods presented, the following tables provide the total dollar amount of interest income from average interest-earning assets and the resulting yields. They also highlight the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. Balances are based on the average of daily balances. Non-accrual loans are included in average loan balances.

Average Balance Sheets
(dollars in thousands)

	Three Months ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$399,457	$4,861	4.88%	$376,194	$4,715	5.04%
Investment securities – taxable	172,441	902	2.10%	176,031	916	2.09%
Investment securities – non-taxable	40,336	396	3.94%	43,172	424	3.95%
Total interest-earning assets	612,234	6,159	4.03%	595,397	6,055	4.09%

Noninterest-earning assets	30,937			20,973
Total assets	$643,171			$616,370

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$14,263	$21	0.60%	$9,968	$14	0.58%
Interest-bearing demand deposits	71,059	98	0.55%	64,373	89	0.56%
Money market accounts	213,917	398	0.75%	185,875	354	0.77%
Certificates and brokered deposits	234,220	1,139	1.95%	241,383	1,369	2.28%
Total interest-bearing deposits	533,459	1,656	1.24%	501,599	1,826	1.46%

Other interest-bearing liabilities	25,118	267	4.26%	40,611	339	3.35%
Total interest-bearing liabilities	558,577	1,923	1.38%	542,210	2,165	1.61%

Noninterest-bearing deposits	13,490			9,435
Other non-interest bearing liabilities	7,858			7,038
Total liabilities	579,925			558,623

Shareholders’ equity	63,246			57,688
Total liabilities and equity	$643,171			616,370

Net interest income		$4,236			$3,890

Interest rate spread			2.65%			2.48%
Net interest margin			2.78%			2.63%
Average interest-earning assets to average interest-bearing liabilities			109.6%			109.8%

Average Balance Sheets
(dollars in thousands)

	Six Months ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$411,675	$9,903	4.85%	$376,803	$9,513	5.08%
Investment securities – taxable	157,334	1,386	2.15%	163,323	1,858	2.73%
Investment securities – non-taxable	40,800	699	3.45%	43,183	845	3.94%
Total interest-earning assets	609,809	11,988	3.96%	583,309	12,216	4.21%

Noninterest-earning assets	27,465			21,214
Total assets	$637,274			$604,523

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$13,820	40	0.59%	$9,185	27	0.59%
Interest-bearing demand deposits	69,806	191	0.55%	62,510	180	0.58%
Money market accounts	209,256	777	0.75%	178,953	706	0.79%
Certificates and brokered deposits	232,544	2,276	1.97%	239,426	2,734	2.30%
Total interest-bearing deposits	525,426	3,284	1.26%	490,074	3,647	1.50%

Other interest-bearing liabilities	28,582	575	4.06%	40,597	677	3.35%
Total interest-bearing liabilities	554,008	3,859	1.38%	530,671	4,324	1.64%

Noninterest-bearing deposits	12,849			9,557
Other non-interest bearing liabilities	7,960			7,229
Total liabilities	574,817			547,457

Shareholders’ equity	62,457			57,066
Total liabilities and equity	$637,274			604,523

Net interest income		$8,129			$7,892

Interest rate spread			2.56%			2.57%
Net interest margin			2.69%			2.72%
Average interest-earning assets to average interest-bearing liabilities			110.1%			109.9%

Rate/Volume Analysis

The following tables set forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Three Months ended June 30 2013 vs. 2012 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$894	$(748)	$146
Investment securities – taxable	(156)	142	(14)
Investment securities – non-taxable	(27)	(1)	(28)
Total	711	(607)	104

Interest expense
Deposits	81	(251)	(170)
Other interest bearing liabilities	(481)	409	(72)
Total	(400)	158	(242)

Increase (decrease) in net interest income	$1,111	$765	$346

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Six Months ended June 30 2013 vs. 2012 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$1,412	$(1,022)	$390
Investment securities – taxable	(116)	(356)	(472)
Investment securities – non-taxable	(46)	(100)	(146)
Total	1,250	(1,478)	(228)

Interest expense
Deposits	142	(505)	(363)
Other interest bearing liabilities	(396)	294	(102)
Total	(254)	(211)	(465)

Increase (decrease) in net interest income	$1,504	$(1,267)	$237

Financial Condition

Comparison of June 30, 2013 to December 31, 2012

 Total assets were $656.77 million compared to $636.37 million at December 31, 2012.

•	Loan growth occurred with a shift in the mix consistent with the strategy to capitalize on the strengthening commercial markets. Commercial real estate loans, which include owner occupied loans, represented an increase of 27.98% at June 30, 2013 from December 31, 2012. Credit tenant lease financing experienced the largest growth, up 95.72% since December 31, 2012. These loans are originated nationwide via the Bank’s established network which provides geographic diversification within specific concentration limits.

•	Credit quality has improved as total nonperforming loans at June 30, 2013 were 25.04% less than December 31, 2012. The allowance for loan losses was 1.52% of total loans at June 30, 2013 versus 1.65% at December 31, 2012.

•	Loans held for sale totaled $42,271 at June 30, 2013 compared to $63,234 for December 31, 2012. The decrease is due to the timing of loan sales as closing volumes in the six month period ended June 30, 2013 were 8.07% higher than in the six month period ending December 31, 2012.

•	Total deposits grew to $561.2 million at June 30, 2013, compared with $530.7 million at December 31, 2012, with a shift to transactional accounts with a lower cost of funds and without the use of brokered deposits. In late 2012, the Bank added online banking and treasury management services to complement its commercial lending services and expand commercial banking relationships.

•	The Company issued subordinated debt and a related warrant to purchase common stock to a third party for $3.00 million on June 28, 2013. The Company intends to use the proceeds to support the current and future growth of the Company.

•	The ratio of nonperforming loans to total loans declined to 0.81% at June 30, 2013, compared to 1.23% at December 31, 2012.

Loans

Loan Portfolio Analysis
(dollars in thousands)

	June 30, 2013		December 31, 2012
Real estate loans:
Residential	$118,770	32.72%	$128,815	36.34%
Commercial – Credit tenant lease	55,319	15.24%	28,264	7.97%
Commercial – Other	53,361	14.70%	56,654	15.98%
Total real estate loans	227,450	62.66%	213,733	60.29%

Commercial loans	19,128	5.27%	14,271	4.03%
Consumer loans – Trailers	74,047	20.40%	79,625	22.46%
Consumer loans – Recreational vehicle	38,871	10.71%	42,087	11.87%
Consumer loans – Other	3,487	0.96%	4,774	1.35%
Total loans	362,983	100.00%	354,490	100.00%
Net deferred loan fees, premiums and discounts	3,344		3,671
Allowance for losses	(5,527)		(5,833)
Net loans receivable	$360,800		$352,328

Asset Quality and Allowance for Loan Loss

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans
Real estate loans:
Residential	$954	$1,389
Commercial	1,851	2,362
Total real estate loans	2,805	3,751
Commercial loans	–	–
Consumer loans	123	155
Total non-accrual loans	2,928	3,906

Accruing loans past due 90 days or more:
Real estate loans:
Residential	–	450
Commercial	–	–
Total real estate loans	–	450
Commercial loans	–	–
Consumer loans	10	21
Total accruing loans past due 90 days or more	10	471

Total non-performing loans	2,938	4,377

Other real estate owned:
Residential	500	265
Commercial	4,656	3,401
Other	–	–
Total other real estate owned	5,156	3,666

Other non-performing assets	1,013	2,253

Total non-performing assets	$9,107	$10,296

Total non-performing loans to total loans	0.81%	1.23%
Total non-performing assets to total assets	1.39%	1.62%

Troubled Debt Restructurings

(dollars in thousands)	June 30, 2013	December 31, 2012
Troubled debt restructurings – non-accrual	$28	$558
Troubled debt restructurings – performing	1,354	1,412
Total troubled debt restructurings	$1,382	$1,970

Total non-performing assets decreased $1.19 million, or 11.55% at June 30, 2013, from $10.30 million at December 31, 2012. Total non-performing loans decreased by $1.44 million, or 32.88%, from December 31, 2012 to June 30, 2013 reflecting a significant decline in delinquencies. We have three properties in commercial other real estate owned at June 30, 2013. One property carried at $3.58 million consists of two buildings which are residential units on a college campus. Improvements have been made in collaboration with the university so that the property can be occupied for the fall semester.

Non-performing loans are comprised of loans past due 90 days or more and other nonaccrual loans. Non-performing assets include non-performing loans, impaired investment securities, other real estate owned, and other assets which are primarily repossessed vehicles.

Deposits

(dollars in thousands)

	June 30, 2013		December 31, 2012
Regular savings accounts	$13,115	2.34%	$11,583	2.18%
Non-interest bearing	16,915	3.01%	13,187	2.49%
Interest-bearing	73,321	13.07%	73,660	13.88%
Money market accounts	217,861	38.82%	202,388	38.14%
Certificates of deposit	221,596	39.49%	211,542	39.86%
Brokered deposits	18,490	3.29%	18,490	3.48%
Premiums on brokered deposits	(136)	-0.02%	(159)	-0.03%
Total	$561,162	100.00%	$530,691	100.00%

Our independence from a traditional bricks and mortar branch structure permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. As noted in the table above, total deposits increased $30.47 million, or 5.74%, to $561.16 million at June 30, 2013 from $530.69 million at December 31, 2012.

Investment Securities

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated.

	June 30, 2013		December 31, 2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available for sale:
U.S. government-sponsored enterprises	$58,836	$58,338	$18,666	$19,618
Municipals	45,926	46,463	39,999	42,540
Mortgage- and asset-backed securities – government-sponsored enterprises	55,433	55,060	75,782	77,489
Mortgage- and asset-backed securities – private labeled	1,595	1,522	2,696	2,453
Other securities	34,585	32,551	16,753	14,593
Total securities available for sale	$196,375	$193,934	$153,896	$156,693

At June 30, 2013, the portfolio included two trust preferred securities which are Collateralized Debt Obligations (“CDO”) backed by pools of debt securities issued by financial institutions: ALESCO IV and I-PreTSL I B-2 notes. During the third quarter of 2009, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the ALESCO CDO on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and never capitalized any “payment in kind” (“PIK”) interest payments to the principal balance of the security.  The Company intends to keep this security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, we utilized an independent third party for the valuation of the CDOs as of June 30, 2013. Based on this valuation and our review of the assumptions and methodologies used, we believe the amortized costs recorded for our CDO investments accurately reflects the position of these securities at June 30, 2013.

Premises and Equipment

The Bank does not have branches and primarily leases its office space. In the past six months, the Company relocated its offices in Indianapolis, Indiana, opened an administrative office in Tempe, Arizona and acquired an office building with approximately 52,000 square feet of office space and related real estate in Fishers, Indiana from an unaffiliated third party for $4.08 million. The acquired property is for the current and future operations of the Bank. The Bank intends to use the Fishers property for some of its administrative operations and not as a branch. The remaining $1.87 million increase in premises and equipment for the period was for furniture, fixtures and equipment at the three new locations.

Shareholders’ Equity

Shareholders’ equity decreased to $61.18 million at June 30, 2013 compared to $61.35 million at December 31, 2012. This was the result of net income for the six months ended June 30, 2013 of $3.20 million, the issuance of common stock warrants valued at $0.26 million, the issuance of $0.06 million of deferred stock rights under the Directors Deferred Stock Plan, offset by an unrealized loss in other comprehensive loss of $3.40 million, and $0.29 million dividends declared on common stock.

At June 30, 2013, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations. We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, if we continue to experience significant growth, we may require additional capital resources.

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total capital (to risk-weighted assets)
Consolidated	$61,178	13.69%	$49,197	8.0%	N/A	N/A
Bank	62,668	12.96%	49,135	8.0%	61,419	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	58,068	11.98%	24,598	4.0%	N/A	N/A
Bank	57,141	11.82%	24,568	4.0%	36,851	6.0%
Tier 1 capital (to average assets)
Consolidated	58,068	9.13%	24,961	4.0%	N/A	N/A
Bank	57,141	9.00%	24,946	4.0%	31,183	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. The Company’s Board of Directors declared a cash dividend for the second quarter of 2013 of $0.06 per share of common stock payable July 15, 2013 to shareholders of record on July 1, 2013. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints and other factors. At June 30, 2013, the Company had $15.45 million in cash generally available for its cash needs.

At June 30, 2013, the Company had $209.38 million in cash and investment securities available for sale and $42.27 million in loans held for sale that were generally available for our cash needs compared to $189.21 million and $63.23 million at December 31, 2012, respectively. At June 30, 2013, the Company had the ability to borrow an additional $23.74 million in FHLB advances and correspondent bank fed funds line of credit draws.

At June 30, 2013, approved outstanding loan commitments, including unused lines of credit, amounted to $39.03 million compared to $33.60 million at December 31, 2012. Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $78.34 million. Generally, we believe that a majority of maturing deposits will remain with the Bank due to our competitive rates.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2013, we issued a $3.0 million subordinated debenture and a warrant to purchase 48,750 shares of common stock to a single investor. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe the transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and Regulation D thereof, as transactions by an issuer not involving a public offering.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
4.1	Warrant to purchase common stock dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed July 5, 2013)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P. dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.3	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*     Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FIRST INTERNET BANCORP

Date: August 14, 2013	By	/s/ David B. Becker
David B. Becker, Chief Executive Officer, President and Chairman

Date: August 14, 2013	By	/s/ Kay E. Whitaker
Kay E. Whitaker, Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
10.1	First Internet Bancorp 2013 Equity Incentive Plan filed on April 9, 2013	Incorporated by Reference
10.2	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P. dated June 28, 2013	Incorporated by Reference
10.3	Subordinated Debenture dated June 28, 2013	Incorporated by Reference
10.4	Form of Restricted Stock Award Agreement under 2013 Equity Incentive Plan filed July 26, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically