Form 10-Q
period 2013-09-30
First Internet Bancorp
filed 2013-11-04
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period September 30, 2013

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

As of November 1, 2013, the registrant had 2,861,326 shares of common stock issued and outstanding.

  Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Internet Bancorp’s (“we,” “our,” “us” or the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including: failures or interruptions in our information systems; growth in our commercial lending activities; declines in market values of our investments; technological obsolescence; our possible need for additional capital resources in the future; competition; loss of key members of management; fluctuations in interest rates; inadequate allowance for loan losses; risks relating to consumer lending; our dependence on capital distributions from the First Internet Bank of Indiana (the "Bank"); our ability to maintain growth in our mortgage lending business; a decline in the mortgage loan markets or real estate markets; risks associated with the regulation of financial institutions; and changes in regulatory capital requirements. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (the "SEC"). The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

ITEM 1.                       FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Dollar amounts in thousands except shares)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$2,048	$2,881
Interest-bearing demand deposits	24,281	29,632
Total cash and cash equivalents	26,329	32,513
Interest-bearing time deposits	2,500	—
Securities available for sale - at fair value (amortized cost of $219,220 and $153,896)	216,662	156,693
Loans held for sale (includes $16,514 and $0 at fair value, respectively)	18,309	63,234
Loans receivable - net of allowance for loan losses of $5,459 and $5,833	434,167	352,328
Accrued interest receivable	2,810	2,196
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of life insurance	11,835	11,539
Premises and equipment, net	6,742	793
Goodwill	4,687	4,687
Other real estate owned	5,381	3,666
Other assets	6,153	5,775
Total assets	$738,518	$636,367
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$14,541	$13,187
Interest-bearing deposits	622,112	517,504
Total deposits	636,653	530,691
Advances from Federal Home Loan Bank	31,767	40,686
Subordinated debt	2,767	—
Accrued interest payable	81	120
Accrued expenses and other liabilities	5,376	3,520
Total liabilities	676,644	575,017
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 2,861,326 and 2,815,094 shares issued and outstanding, respectively	42,037	41,508
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	21,500	18,024
Accumulated other comprehensive income (loss)	(1,663)	1,818
Total shareholders’ equity	61,874	61,350
Total liabilities and shareholders’ equity	$738,518	$636,367

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Dollar amounts in thousands except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Loans	$5,170	$4,951	$15,073	$14,464
Securities – taxable	825	656	2,211	2,514
Securities – non-taxable	447	424	1,146	1,269
Total interest income	6,442	6,031	18,430	18,247
Interest Expense
Deposits	1,758	1,828	5,042	5,475
Other borrowed funds	329	342	904	1,019
Total interest expense	2,087	2,170	5,946	6,494
Net Interest Income	4,355	3,861	12,484	11,753
Provision (Credit) for Loan Losses	(57)	974	101	2,108
Net Interest Income After Provision (Credit) for Loan Losses	4,412	2,887	12,383	9,645
Noninterest Income
Service charges and fees	177	162	515	523
Mortgage banking activities	1,299	3,206	7,767	6,991
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	—	(1,125)	(129)	(1,329)
Portion of loss recognized in other comprehensive income (loss)	—	1,013	80	1,125
Other-than-temporary impairment loss recognized in net income	—	(112)	(49)	(204)
Gain (loss) on sale of securities	97	—	(69)	49
Gain (loss) on asset disposals	(34)	113	(121)	(37)
Other	102	100	304	290
Total noninterest income	1,641	3,469	8,347	7,612
Noninterest Expense
Salaries and employee benefits	2,512	2,161	7,737	6,066
Marketing, advertising, and promotion	562	278	1,389	1,010
Professional services	577	438	1,791	1,037
Data processing	247	214	693	682
Loan expenses	209	381	574	869
Net occupancy expenses	534	315	1,468	1,092
Deposit insurance premium	85	122	313	341
Other	414	200	1,263	687
Total noninterest expense	5,140	4,109	15,228	11,784
Income Before Income Taxes	913	2,247	5,502	5,473
Income Tax Provision	186	621	1,575	1,421
Net Income	$727	$1,626	$3,927	$4,052
Income Per Share of Common Stock
Basic	$0.25	$0.57	$1.36	$1.41
Diluted	0.25	0.57	1.36	1.41
Weighted-Average Number of Common Shares Outstanding
Basic	2,890,369	2,870,680	2,888,274	2,867,769
Diluted	2,903,816	2,870,680	2,889,039	2,867,769
Dividends Declared Per Share	$0.06	$—	$0.16	$—

See Notes to Condensed Consolidated Financial Statements

 First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$727	$1,626	$3,927	$4,052
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(21)	2,242	(5,344)	2,959
Reclassification adjustment for (gains) losses realized	(97)	—	69	(49)
Net unrealized holding losses on securities available for sale for which an other-than-temporary impairment has been recognized in income	—	(1,125)	(129)	(1,329)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	112	49	204
Other comprehensive income (loss) before tax	(118)	1,229	(5,355)	1,785
Income tax (provision) benefit	41	(430)	1,874	(625)
Other comprehensive income (loss) - net of tax	(77)	799	(3,481)	1,160
Comprehensive income	$650	$2,425	$446	$5,212

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2013
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2013	$41,508	$1,818	$18,024	$61,350
Net income	—	—	3,927	3,927
Other comprehensive loss	—	(3,481)	—	(3,481)
Cash dividends declared ($0.16 per share)	—	—	(451)	(451)
Recognition of the fair value of share-based compensation	167	—	—	167
Issuance of common stock warrants	255	—	—	255
Issuance of directors' deferred stock rights	107	—	—	107
Balance, September 30, 2013	$42,037	$(1,663)	$21,500	$61,874

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$3,927	$4,052
Adjustments to reconcile net income to net cash from operating activities
Depreciation	486	229
Amortization	1,288	1,828
Loss from disposal of fixed assets	16	1
Gain from real estate owned	—	(127)
Increase in cash surrender value of life insurance	(296)	(281)
Provision for loan losses	101	2,108
Stock compensation expense	274	60
Loss on other-than-temporary impairment of security	49	204
Loss (Gain) from sale of available-for-sale securities	69	(49)
Loans originated for sale	(606,768)	(523,761)
Proceeds from sale of loans	659,441	520,353
Gain on loans sold	(7,748)	(6,991)
Changes in assets and liabilities
Accrued interest receivable	(614)	(134)
Other assets	289	779
Accrued expenses and other liabilities	1,760	887
Net cash provided by (used in) operating activities	52,274	(842)
Investing Activities
Net change in loans	(29,105)	(11,920)
Net change in interest bearing deposits	(2,500)	—
Loans purchased	(53,342)	(9,737)
Life insurance purchased	—	(3,000)
Proceeds from liquidation of real estate owned	—	1,365
Maturities of securities available for sale	27,319	33,351
Proceeds from sale of securities available for sale	41,680	3,477
Purchase of securities available for sale	(135,627)	(59,002)
Purchase of premises and equipment	(6,563)	(290)
Net cash used in investing activities	(158,138)	(45,756)
Financing Activities
Net increase in deposits	105,962	35,994
Cash dividends paid	(282)	—
Proceeds from issuance of subordinated debt and related warrants	3,000	—
Proceeds from FHLB advances	13,000	—
Repayment of FHLB advances	(22,000)	—
Net cash provided by financing activities	99,680	35,994
Net Increase in Cash and Cash Equivalents	(6,184)	(10,604)
Cash and Cash Equivalents, Beginning of Period	32,513	34,778
Cash and Cash Equivalents, End of Period	$26,329	$24,174
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$5,985	$6,516
Cash paid during the period for taxes	723	735
Loans transferred to real estate owned	507	280
Dividends declared, not paid	169	—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar amounts in thousands except shares and per share data)

Note 1:                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles (“GAAP”). In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013 or any other period. The September 30, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent upon management’s estimates, judgments, and assumptions where changes in any of these could have a significant impact on the financial statements.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Basic earnings per share
Net income available to common shareholders	$727	$1,626
Weighted-average common shares	2,890,369	2,870,680
Basic earnings per common share	$0.25	$0.57
Diluted earnings per share
Net income applicable to diluted earnings per share	$727	$1,626
Weighted-average common shares	2,890,369	2,870,680
Dilutive effect of warrants	13,447	—
Dilutive effect of equity compensation	—	—
Weighted-average common and incremental shares	2,903,816	2,870,680
Diluted earnings per common share	$0.25	$0.57
Number of shares and warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—

	Nine Months Ended September 30,
	2013	2012
Basic earnings per share
Net income available to common shareholders	$3,927	$4,052
Weighted-average common shares	2,888,274	2,867,769
Basic earnings per common share	$1.36	$1.41
Diluted earnings per share
Net income applicable to diluted earnings per share	$3,927	$4,052
Weighted-average common shares	2,888,274	2,867,769
Dilutive effect of warrants	765	—
Dilutive effect of equity compensation	—	—
Weighted-average common and incremental shares	2,889,039	2,867,769
Diluted earnings per common share	$1.36	$1.41
Number of shares and warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—

Note 3:                   Securities

Securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$58,077	$529	$(1,395)	$57,211
Municipals	47,328	1,269	(897)	47,700
Mortgage-backed and asset-backed securities – government-sponsored enterprises	77,885	940	(1,215)	77,610
Mortgage-backed and asset-backed securities – private labeled	1,451	11	(93)	1,369
Other securities	34,479	108	(1,815)	32,772
Total available for sale	$219,220	$2,857	$(5,415)	$216,662

	December 31, 2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. government-sponsored enterprises	$18,666	$953	$(1)	$19,618
Municipals	39,999	2,685	(144)	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	1,884	(177)	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	17	(260)	2,453
Other securities	16,753	105	(2,265)	14,593
Total available for sale	$153,896	$5,644	$(2,847)	$156,693

The carrying value of securities at September 30, 2013 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$1,500	$1,489
One to five years	35,958	35,853
Five to ten years	35,743	35,467
After ten years	66,683	64,874
	139,884	137,683
Mortgage-backed and asset-backed securities – government-sponsored enterprises	77,885	77,610
Mortgage-backed and asset-backed securities – private labeled	1,451	1,369
Totals	$219,220	$216,662

Gross gains of  $104 and $0, and gross losses of $7  and $0 resulting from sales of available-for-sale securities were realized for three month period ended September 30, 2013 and 2012, respectively. In the nine month period ended September 30, 2013 and 2012, gross gains of $278  and $49 and gross losses of $347  and $0 were recognized, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012 was $115,264 and $41,986, which is approximately 53% and 27%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from increases in market interest rates after purchase.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S.government-sponsored enterprises	$43,706	$(1,395)	$17	$—	$43,723	$(1,395)
Municipals	12,812	(751)	984	(146)	13,796	(897)
Mortgage-backed and asset- backed securities - government-sponsored enterprises	34,282	(1,215)	—	—	34,282	(1,215)
Mortgage-backed and asset- backed securities – private labeled	48	—	920	(93)	968	(93)
Other securities	18,896	(377)	3,599	(1,438)	22,495	(1,815)
	$109,744	$(3,738)	$5,520	$(1,677)	$115,264	$(5,415)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. government-sponsored enterprises	$—	$—	$119	$(1)	$119	$(1)
Municipals	470	(4)	2,618	(140)	3,088	(144)
Mortgage-backed and asset- backed securities - government-sponsored enterprises	28,505	(177)	—	—	28,505	(177)
Mortgage-backed and asset- backed securities – private labeled	—	—	1,504	(260)	1,504	(260)
Other securities	5,947	(53)	2,823	(2,212)	8,770	(2,265)
	$34,922	$(234)	$7,064	$(2,613)	$41,986	$(2,847)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Other Securities

The Company’s unrealized loss on investments in other securities is primarily made up of two investments. The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2013. The second investment is discussed in the next paragraph.

An OTTI has been recognized on a $2,000 par investment in ALESCO IV Series B2 pooled trust security. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects ALESCO IV to settle the security at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other-than-temporarily impaired at September 30, 2013.

For identified mortgage-backed securities in the investment portfolio, an extensive, quarterly review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are voluntary prepay rates, default rates, liquidation rates, and loss severity.

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

The credit losses recognized in earnings during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013	2012
ALESCO IV Series B2	$—	$112
Mortgage-backed and asset-backed securities – private labeled	—	—
Total credit losses recognized in earnings	$—	$112

	Nine Months Ended September 30,
	2013	2012
ALESCO IV Series B2	$—	$112
Mortgage-backed and asset-backed securities – private labeled	49	92
Total credit losses recognized in earnings	$49	$204

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive income (loss).

Accumulated Credit Losses
Credit losses on debt securities held
July 1, 2013	$1,342
Realized losses related to OTTI	(98)
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	—
September 30, 2013	$1,244

Accumulated Credit Losses
Credit losses on debt securities held
July 1, 2012	$1,920
Realized losses related to OTTI	(163)
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in previously recognized other-than-temporary losses	112
September 30, 2012	$1,869

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(542)
Additions related to other-than-temporary losses not previously recognized	31
Additions related to increases in previously recognized other-than-temporary losses	18
September 30, 2013	$1,244

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2012	$1,835
Realized losses related to OTTI	(170)
Additions related to other-than-temporary losses not previously recognized	43
Additions related to increases in previously recognized other-than-temporary losses	161
September 30, 2012	$1,869

Amounts reclassified from Accumulated other comprehensive income (loss) and the affected line items in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2013 and 2012, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Three Months Ended September 30,		Affected Line Item in the
	2013	2012	Statements of Income
Securities available for sale
Gain (loss) realized in earnings	$97	$—	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(112)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	97	(112)	Income Before Income Taxes
Tax (expense) benefit	(34)	39	Income Tax Provision
Total reclassifications out of Accumulated Other Comprehensive Income (Loss)	$63	$(73)	Net Income

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Nine Months Ended September 30,		Affected Line Item in the
	2013	2012	Statements of Income
Securities available for sale
Gain (loss) realized in earnings	$(69)	$49	Gain (loss) on sale of securities
OTTI losses recognized in earnings	(49)	(204)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	(118)	(155)	Income Before Income Taxes
Tax (expense) benefit	41	54	Income Tax Provision
Total reclassifications out of Accumulated Other Comprehensive Income (Loss)	$(77)	$(101)	Net Income

Note 4:                   Loans Receivable

Loans that management determines the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Categories of loans include:

	September 30, 2013	December 31, 2012
Real estate loans
Residential	$155,203	$128,815
Commercial	121,032	84,918
Total real estate loans	276,235	213,733
Commercial loans	47,371	14,271
Consumer loans	111,357	126,486
Total loans	434,963	354,490
Deferred loan origination costs and premiums and discounts on purchased loans	4,663	3,671
Allowance for loan losses	(5,459)	(5,833)
Loans receivable - net of allowance for loan losses	$434,167	$352,328

The risk characteristics of each loan portfolio segment are as follows:

Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus nonowner-occupied loans.

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

Residential Real Estate and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type. The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past twelve months. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and, finally, external factors. Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels. The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan review processes. Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, classified or graded loans as well as any changes in the value of underlying collateral. Finally, the Company considers the effect of other external factors such as national, regional and local economic and business conditions, as well as competitive, legal and regulatory requirements. All criticized, classified, and impaired loans are evaluated for impairment by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price. All troubled debt restructurings (“TDR”) are considered impaired loans. Loans evaluated for impairment are removed from other pools to prevent double-counting.

Provision for Loan Losses

A provision for estimated losses on loans is charged to operations based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectability may not be reasonably assured considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral and allows existing methods for recognizing interest income.

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. A secured loan is generally charged off to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Chief Credit Officer.

The following tables present changes in the balance of the ALLL during the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$984	$2,918	$547	$1,078	$5,527
Provision (credit) charged to expense	33	(36)	168	(222)	(57)
Losses charged off	(18)	—	—	(175)	(193)
Recoveries	73	—	—	109	182
Balance, end of period	$1,072	$2,882	$715	$790	$5,459

	Nine Months Ended September 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,149	$3,107	$371	$1,206	$5,833
Provision (credit) charged to expense	(97)	13	274	(89)	101
Losses charged off	(72)	(238)	—	(573)	(883)
Recoveries	92	—	70	246	408
Balance, end of period	$1,072	$2,882	$715	$790	$5,459

	Three Months Ended September 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$916	$2,674	$458	$1,679	$5,727
Provision (credit) charged to expense	741	658	(185)	(240)	974
Losses charged off	(204)	—	—	(348)	(552)
Recoveries	16	—	75	160	251
Balance, end of period	$1,469	$3,332	$348	$1,251	$6,400

	Nine Months Ended September 30, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,099	$2,485	$333	$1,739	$5,656
Provision (credit) charged to expense	808	1,119	(60)	241	2,108
Losses charged off	(479)	(272)	—	(1,152)	(1,903)
Recoveries	41	—	75	423	539
Balance, end of period	$1,469	$3,332	$348	$1,251	$6,400

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013, and December 31, 2012:

	September 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$155,203	$121,032	$47,371	$111,357	$434,963
Ending balance: individually evaluated for impairment	1,774	1,987	—	351	4,112
Ending balance: collectively evaluated for impairment	$153,429	$119,045	$47,371	$111,006	$430,851
Allowance for loan losses:
Ending Balance	$1,072	$2,882	$715	$790	$5,459
Ending balance: individually evaluated for impairment	34	439	—	18	491
Ending balance: collectively evaluated for impairment	$1,038	$2,443	$715	$772	$4,968

	December 31, 2012
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$128,815	$84,918	$14,271	$126,486	$354,490
Ending balance: individually evaluated for impairment	2,482	2,467	—	474	5,423
Ending balance: collectively evaluated for impairment	$126,333	$82,451	$14,271	$126,012	$349,067
Allowance for loan losses:
Ending Balance	$1,149	$3,107	$371	$1,206	$5,833
Ending balance: individually evaluated for impairment	206	682	—	54	942
Ending balance: collectively evaluated for impairment	$943	$2,425	$371	$1,152	$4,891

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$117,050	$46,014
6 Special Mention	2,030	1,322
7 Substandard	1,952	35
8 Doubtful	—	—
Total	$121,032	$47,371

	September 30, 2013
	Residential Real Estate	Consumer
Performing	$154,516	$111,237
Nonaccrual	687	120
Total	$155,203	$111,357

	December 31, 2012
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$80,830	$13,860
6 Special Mention	1,621	411
7 Substandard	2,467	—
8 Doubtful	—	—
Total	$84,918	$14,271

	December 31, 2012
	Residential Real Estate	Consumer
Performing	$127,426	$126,331
Nonaccrual	1,389	155
Total	$128,815	$126,486

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$461	$33	$660	$1,154	$154,049	$155,203	$687	$—
Commercial real estate	—	—	1,851	1,851	119,181	121,032	1,851	—
Commercial	—	—	—	—	47,371	47,371	—	—
Consumer	461	49	62	572	110,785	111,357	120	6
Total	$922	$82	$2,573	$3,577	$431,386	$434,963	$2,658	$6

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$130	$5	$1,555	$1,690	$127,125	$128,815	$1,389	$450
Commercial real estate	—	—	2,362	2,362	82,556	84,918	2,362	—
Commercial	—	—	—	—	14,271	14,271	—	—
Consumer	1,025	148	122	1,295	125,191	126,486	155	21
Total	$1,155	$153	$4,039	$5,347	$349,143	$354,490	$3,906	$471

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

The following table presents the Company’s impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential real estate loans	$1,723	$2,011	$—	$2,047	$2,357	$—
Commercial real estate loans	35	35	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	299	337	—	380	577	—
Total	2,057	2,383	—	2,427	2,934	—
Loans with a specific valuation allowance
Residential real estate loans	51	58	34	435	442	206
Commercial real estate loans	1,952	2,320	439	2,467	2,925	682
Commercial loans	—		—	—	—	—
Consumer loans	52	77	18	94	206	54
Total	2,055	2,455	491	2,996	3,573	942
Total impaired loans
Residential real estate loans	1,774	2,069	34	2,482	2,799	206
Commercial real estate loans	1,987	2,355	439	2,467	2,925	682
Commercial loans	—	—	—	—	—	—
Consumer loans	351	414	18	474	783	54
Total	$4,112	$4,838	$491	$5,423	$6,507	$942

The table below presents average balances and interest income recognized for impaired loans during both the three and nine month periods ended September 30, 2013 and September 30, 2012:

	September 30, 2013				September 30, 2012
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,890	$9	$2,018	$23	$2,094	$21	$1,594	$33
Commercial real estate loans	—	—	—	—	423		344	—
Commercial loans	—	—	—	—			—	—
Consumer loans	319	7	342	23	428	9	387	30
Total	2,209	16	2,360	46	2,945	30	2,325	63
Loans with a specific valuation allowance
Residential real estate loans	51	1	141	2	424	2	534	2
Commercial real estate loans	1,953	1	2,210	4	3,662	1	6,995	5
Commercial loans	—	—	—	—			—	—
Consumer loans	58	2	84	4	78	2	92	4
Total	2,062	4	2,435	10	4,164	5	7,621	11
Total impaired loans
Residential real estate loans	1,941	10	2,159	25	2,518	23	2,128	35
Commercial real estate loans	1,953	1	2,210	4	4,085	1	7,339	5
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	377	9	426	27	506	11	479	34
Total	$4,271	$20	$4,795	$56	$7,109	$35	$9,946	$74

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or using the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the allowance.

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

Loans classified as TDRs during the three and nine months ended September 30, 2013 and 2012 are shown in the tables below.  These modifications consisted primarily of interest rate and maturity date concessions.

New TDRs During The Three-Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	2	49	32
Total loans	—	$—	$—	2	$49	$32

	New TDRs During The Nine-Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	1	$29	$29
Commercial				—	—	—
Total real estate loans	—	—	—	1	29	29
Commercial loans				—	—	—
Consumer loans	4	25	25	7	157	133
Total loans	4	$25	$25	8	$186	$162

TDR loans that had payment defaults during the three and nine months ended September 30, 2013 and 2012 are shown in the tables below.  Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within 12 months of restructuring.

Three Months Ended
	September 30, 2013		September 30, 2012
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Residential	—	$—	—	$—
Commercial			—	—
Total real estate loans	—	—	—	—
Commercial loans			—	—
Consumer loans	—	—	2	32
Total loans	—	$—	2	$32

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Residential	—	$—	1	$29
Commercial	—	—	—	—
Total real estate loans	—	—	1	29
Commercial loans	—	—	—	—
Consumer loans	—	—	2	32
Total loans	—	$—	3	$61

Note 5:                   Premises and Equipment

Premises and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Land	$2,500	$—
Building and improvements	2,822	—
Furniture and equipment	4,498	3,521
Less: accumulated depreciation	(3,078)	(2,728)
	$6,742	$793

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

Note 6:                   Goodwill

The change in the carrying amount of goodwill for the periods ended September 30, 2013 and December 31, 2012 were:

Balance as of January 1, 2012	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2012	4,687
Changes in goodwill during the period	—
Balance as of September 30, 2013	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2013 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of our common stock in the form of equity-based awards to employees, directors, and other eligible persons. The 2013 Plan replaced the 2006 Stock Option Plan, which had 595,500 shares of common stock available for issuance when the 2013 Plan became effective. Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

The Company recorded $167 of share-based compensation expense for the three and nine month periods ended September 30, 2013 related to the 2013 Plan.  The Company recorded zero share-based compensation expense in the same periods of 2012 for the 2006 Stock Option Plan and the 2013 Plan.

The following table summarizes the status of the Company's restricted stock awards as of September 30, 2013, and activity for the nine months ended September 30, 2013:

	Restricted Stock Awards	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	—	$—
Granted	46,232	25.09000
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2013	46,232	$25.09000

At September 30, 2013, there were 703,768 shares from the 2013 Plan available for future grants.

Directors Deferred Stock Plan

The Company has adopted a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company has reserved 180,000 shares of common stock that may be issued pursuant to the Directors Deferred Stock Plan. The plan provides directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Monthly meeting fees are paid in cash. Deferred stock rights are settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

Director compensation totaled $61 and $36 for the three months ended September 30, 2013 and 2012, respectively, of which $43 and $20 for the three months ended September 30, 2013 and 2012, respectively were paid in deferred stock rights. Director compensation totaled $162 and $104 for the nine months ended September 30, 2013 and 2012, respectively, of which $107 and $60 for the nine months ended September 30, 2013 and 2012, respectively, were paid in deferred stock rights. Awards are granted on January 1 at fair value and vest from January 1 until December 31. The Company recognizes compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date.

The following is an analysis of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2013:

Deferred Rights
Outstanding, beginning of period	70,315
Granted	9,027
Exercised	—

Outstanding, end of period	79,342

Note 8:                  Initial Adoption of Fair Value Option

ASC Topic 825, Financial Instruments, permits entities to measure recognized financial assets and financial liabilities using either historical cost or the fair value option at specified election dates. During 2013, the Company began using derivative financial instruments to manage exposure to interest rate risk in our mortgage banking business. These derivative financial instruments are recorded at fair value with changes in fair value reflected in Noninterest Income on the Condensed Consolidated Statements of Income.

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

During the three and nine months ended September 30, 2013, the Company recorded gains on mortgage loans held for sale under mandatory pricing agreements of $1,667 and $540, respectively.  The gains have been included in Mortgage banking activities within Noninterest Income on the Condensed Consolidated Statements of Income. The effect on the financial statements is presented below:

	September 30, 2013
	Aggregate Value	Gain	Fair Value
Loans held for sale	$15,974	$540	$16,514

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Interest Rate Lock Commitments

The fair value of interest rate lock commitments (“IRLCs”) are determined using the projected sale price of individual loans based on changes in market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

	September 30, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. government-sponsored enterprises	$57,211	$—	$57,211	$—
Municipals	47,700	—	47,700	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	77,610	—	77,610	—
Mortgage-backed and asset-backed securities - private labeled	1,369	—	1,369	—
Other securities	32,772	1,489	29,664	1,619
Total available for sale securities	$216,662	$1,489	$213,554	$1,619
Loans held for sale	16,514	—	16,514	—
Forward contracts	(837)	(837)	—	—
Interest rate lock commitments	$856	$—	$—	$856

	December 31, 2012 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. government-sponsored enterprises	$19,618	$—	$19,618	$—
Municipals	42,540	—	42,540	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	77,489	—	77,489	—
Mortgage-backed and asset-backed securities - private labeled	2,453	—	2,453	—
Other securities	14,593	1,553	12,200	840
Total available for sale securities	$156,693	$1,553	$154,300	$840

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments
Balance, July 1, 2013	$1,531	$(78)
Total realized and unrealized gains and (losses)
Included in net income	—	934
Included in other comprehensive income / (loss)	88	—
Balance, September 30, 2013	$1,619	$856

Balance, July 1, 2012	$758	$—
Total realized and unrealized gains and (losses)	—	—
Included in net income	(112)	—
Included in other comprehensive income / (loss)	204	—
Balance, September 30, 2012	$850	$—

	Nine Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments
Balance, January 1, 2013	$840	$—
Total realized and unrealized gains and (losses)
Included in net income	—	856
Included in other comprehensive income / (loss)	779	—
Balance, September 30, 2013	$1,619	$856

Balance as of January 1, 2012	$470	$—
Total realized and unrealized gains and (losses)
Included in net income	(112)	—
Included in other comprehensive income / (loss)	492	—
Balance, September 30, 2012	$850	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral less costs to sell for collateral dependent loans.

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2013 and December 31, 2012:

		September 30, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$174	$—	$—	$174

		December 31, 2012 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,481	$—	$—	$1,481

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,619	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	13.25% 2.2% - 100% 90% - 100% 0% - 100%

Collateral dependent impaired loans	$174	Fair value of collateral	Discount to reflect current market conditions	0% - 35%

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Other securities	$840	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	7% - 14.25% 2.2% - 100% 85% – 100% 0% - 100%

Collateral dependent impaired loans	$1,481	Market comparable properties	Marketability discount	12%

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

Subordinated Debt

The carrying value of subordinated debt approximates fair value as rates currently available for debentures with similar terms and remaining maturities are comparable to the terms of the subordinated debenture purchase agreement dated June 28, 2013.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2013 and December 31, 2012.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2013 and December 31, 2012:

	September 30, 2013 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$26,329	$26,329	$—	$—
Interest bearing time deposits	2,500	2,500	—	—
Loans held for sale	1,795	—	1,795	—
Loans receivable – net	434,167	—	—	440,086
Accrued interest receivable	2,810	2,810	—	—
FHLB stock	2,943	—	2,943	—
Deposits	636,653	337,687	—	303,962
FHLB advances	31,767	—	33,677	—
Accrued interest payable	81	81	—	—
Subordinated debt	2,767	—	2,767	—

	December 31, 2012 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$32,513	$32,513	$—	$—
Loans held for sale	63,234	—	63,234	—
Loans receivable - net	352,328	—	—	351,194
Accrued interest receivable	2,196	2,196	—	—
FHLB stock	2,943	—	2,943	—
Deposits	530,691	—	300,818	236,375
FHLB advances	40,686	—	42,986	—
Accrued interest payable	120	120	—	—

Note 10:                  Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

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

We did not use any derivative financial instruments prior to 2013. At September 30, 2013 the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$39,809	$856	$—	$—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$50,680	$837	$—	$—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Amount of gain / (loss) recognized
	September 30, 2013		September 30, 2012
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$934	$856	$—	$—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$(2,046)	$(837)	$—	$—

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

The Company used the Black-Scholes option pricing model to assign a fair value of $255 to the warrant as of June 28, 2013. The following assumptions were used to value the warrant: a risk-free interest rate of 0.66% per the U.S. Treasury yield curve in effect at the date of issuance, an expected dividend yield of 1.19% calculated using the dividend rate and stock price at the date of the issuance, and an expected volatility of 34% based on the estimated volatility of the Company’s stock over the expected term of the warrant, which is estimated to be three years.

In addition, on June 28, 2013 the Company entered into a separate arrangement pursuant to which, at the Company’s option, the third party has committed to purchase an additional $3,000 debenture on or before December 31, 2013 under terms and conditions substantially similar to those contained in the purchase agreement.

Note 12:                  Shareholders' Equity

On September 30, 2013, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") relating to a proposed underwritten public offering of shares of its common stock having an aggregate offering price of $25.0 million.  In addition, the Company expects to grant the underwriters the option to purchase additional shares having an aggregate offering price of up to $3.75 million to cover over-allotments.

Note 13:                  Accounting Developments

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information required within this Update is already required to be disclosed elsewhere in the financial statements under GAAP.

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

In February 2013, the FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

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

In April 2013, the FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

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

In July 2013, the FASB issued ASU 2013-10. The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate - Overnight Index Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury (UST) or London Interbank Offered Rate (LIBOR) indices. The Update also removes a restriction stating that entities must use the same rates for similar hedges, offering greater flexibility in hedge accounting.

The amendments in this Update are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company has adopted the applicable methodologies prescribed by this ASU and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In July 2013, FASB issued ASU 2013-11. This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice. The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section in Part II, Section 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

               First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank, an Indiana chartered bank. The Bank was the first state-chartered, FDIC-insured Internet bank. We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no branch offices.

               The Bank commenced banking operations in 1999 and grew organically in the consumer market in its early years by adding new customers, products and capabilities through its Internet-based platform. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. In 2007, we acquired Indianapolis-based Landmark Financial Corporation. The acquisition merged Landmark Savings Bank, FSB, into the Bank. The Landmark acquisition added a turnkey retail mortgage lending operation that we then expanded on a nationwide basis through our Internet platform. Since then, we have added commercial real estate (CRE) lending, including a nationwide credit tenant lease financing program, and more recently, commercial and industrial (C&I) lending and business banking/treasury management services to meet the needs of high-quality, under-served commercial borrowers and depositors. Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

Results of Operations

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

⋅
Net income decreased 55.29%, to $0.73 million, or $0.25 per diluted share for the three months ended September 30, 2013 compared to $1.63 million or $0.57 per diluted share for the same period in 2012.

⋅	Net interest margin increased to 2.59% in the three months ended September 30, 2013 from 2.54% in the same period of 2012.

⋅	Income as a percentage of average assets decreased from 6.06% for the three months ended September 30, 2012 to 4.58% for the three months ended September 30, 2013.

⋅	Noninterest income as a percentage of average assets decreased from 2.21% for the three months ended September 30, 2012 to 0.93% for the three months ended September 30, 2013.

⋅
Net interest income after provision (credit) for loan losses increased $1.53 million or 52.82% in the three months ended September 30, 2013 from the corresponding three months in 2012. The increase is primarily attributable to a $0.41 million increase in interest income and a $1.03 million decrease in the Provision (Credit) for Loan Losses.

⋅	Noninterest expense to average assets increased from 2.62% in the three months ended September 30, 2012 to 2.91% in the three months ended September 30, 2013.

⋅
In the three months ended September 30, 2013, non-interest income decreased 52.70% over the same period in 2012 due to the decline in revenue from the Company's mortgage banking activities. During the three months ended September 30, 2013, 50.80% of the mortgage originations were for residential purchases versus 12.30% in the same period of 2012.

32

⋅
Non-interest expense rose 25.09% in the three months ended September 30, 2013 versus the same period in 2012, as the Company selectively added employees to support asset generation and expanded facilities to accommodate growth.

⋅	Return on average assets for the 2013 period was 0.41% compared to 1.04% for the prior year period.

⋅	Return on average equity for the 2013 period was 4.80% compared to 10.83% for the prior year period.

⋅	Net charge-offs as a percentage of average loans were 0.01% for the three months ended September 30, 2013 compared to 0.30% for the prior year period.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

⋅	Net income decreased 3.08%, to $3.93 million, or $1.36 per diluted share for the nine months ended September 30, 2013 compared to $4.05 million or $1.41 per diluted share for the 2012 period.

⋅	Net interest margin was 2.65% in the nine months ended September 30, 2013 compared to 2.66% in the prior year period.

⋅	Income as a percentage of average assets decreased from 5.65% for the nine months ended September 30, 2012 to 5.44% for the nine months ended September 30, 2013.

⋅	Noninterest income as a percentage of average assets increased from 1.66% for the nine months ended September 30, 2012 to 1.69% for the nine months ended September 30, 2013.

⋅	Noninterest expense to average assets increased from 2.58% in the nine months ended September 30, 2012 to 3.09% in the nine months ended September 30, 2013.

⋅
Net interest income after provision for loan losses increased 28.39% in the nine months ended September 30, 2013 from the corresponding nine months in 2012 primarily attributable to a decrease in the provision for credit losses. Overall, the provision was reduced to $0.10 million due to an improvement in credit quality.

⋅	Non-interest income for the 2013 period increased 9.66% from the prior year period. Revenue from mortgage banking activities increased 11.10% from the prior year period.

⋅
Non-interest expense for the 2013 period increased 29.23% over the corresponding nine months in 2012 as the Company added employees to the operations, human resources, finance, and technology areas in support of continued growth. The balance of the increase in staffing relates to income producing activities of commercial lending and mortgage banking. The Company experienced an increase in consulting and professional fees directly related to the additional costs associated with being a public company. Additionally, to accommodate growth, the Company expanded its facilities which increased occupancy expenses and related equipment costs.

⋅	Return on average assets for the nine months ended September 30, 2013 was 0.80% versus 0.89% in the year ago period.

⋅	Return on average equity for the nine months ended September 30, 2013 was 8.51% compared to 9.34% for the prior year period.

⋅	Net charge-offs as a percentage of average loans were 0.15% for the nine months ended September 30, 2013 versus 0.48% for the prior year period.

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

Average Balance Sheets
(dollars in thousands)

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$424,498	$5,170	4.83%	$394,989	$4,951	4.99%
Investment securities – taxable	197,437	825	1.66%	165,478	656	1.58%
Investment securities – non-taxable	45,448	447	3.90%	43,448	424	3.88%
Total interest-earning assets	667,383	6,442	3.83%	603,915	6,031	3.97%

Noninterest-earning assets	32,692			19,952
Total assets	$700,075			$623,867

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$13,548	$20	0.59%	$10,487	$15	0.57%
Interest-bearing demand deposits	67,605	94	0.55%	61,092	85	0.55%
Money market accounts	229,588	428	0.74%	192,869	367	0.76%
Certificates and brokered deposits	273,824	1,216	1.76%	242,751	1,361	2.23%
Total interest-bearing deposits	584,565	1,758	1.19%	507,199	1,828	1.43%

Other interest-bearing liabilities	34,078	329	3.38%	40,639	342	3.35%
Total interest-bearing liabilities	618,643	2,087	1.34%	547,838	2,170	1.58%

Noninterest-bearing deposits	13,594			8,978
Other non-interest bearing liabilities	7,729			7,332
Total liabilities	639,966			564,148

Shareholders’ equity	60,109			59,719
Total liabilities and equity	$700,075			623,867

Net interest income		$4,355			$3,861

Interest rate spread			2.49%			2.39%
Net interest margin			2.59%			2.54%
Average interest-earning assets to average interest-bearing liabilities			107.88%			110.24%

Average Balance Sheets
(dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$415,996	$15,073	4.84%	$382,909	$14,464	5.05%
Investment securities – taxable	170,848	2,211	1.73%	164,081	2,514	2.05%
Investment securities – non-taxable	42,367	1,146	3.62%	43,272	1,269	3.92%
Total interest-earning assets	629,211	18,430	3.92%	590,262	18,247	4.13%
Noninterest-earning assets	29,218			20,790
Total assets	$658,429			$611,052

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$13,729	60	0.58%	$9,622	42	0.58%
Interest-bearing demand deposits	69,065	284	0.55%	62,034	265	0.57%
Money market accounts	216,108	1,205	0.75%	183,626	1,073	0.78%
Certificates and brokered deposits	246,455	3,493	1.89%	240,543	4,095	2.27%
Total interest-bearing deposits	545,357	5,042	1.24%	495,825	5,475	1.47%

Other interest-bearing liabilities	30,433	904	3.97%	40,611	1,019	3.35%
Total interest-bearing liabilities	575,790	5,946	1.38%	536,436	6,494	1.62%

Noninterest-bearing deposits	13,085			9,363
Other non-interest bearing liabilities	7,873			7,298
Total liabilities	596,748			553,097

Shareholders’ equity	61,681			57,955
Total liabilities and equity	$658,429			611,052

Net interest income		$12,484			$11,753

Interest rate spread			2.54%			2.51%
Net interest margin			2.65%			2.66%
Average interest-earning assets to average interest-bearing liabilities			109.28%			110.03%

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

	Rate/Volume Analysis of
	Net Interest Income
	Three Months ended September 30, 2013 vs.
(dollars in thousands)	2012 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$1,038	$(819)	$219
Investment securities – taxable	134	35	169
Investment securities – non-taxable	21	2	23
Total	1,193	(782)	411

Interest expense
Deposits	942	(1,012)	(70)
Other interest bearing liabilities	(214)	201	(13)
Total	728	(811)	(83)

Increase (decrease) in net interest income	$465	$29	$494

	Rate/Volume Analysis of
	Net Interest Income
	Nine Months ended September 30 2013 vs. 2012
(dollars in thousands)	Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$1,497	$(888)	$609
Investment securities – taxable	156	(459)	(303)
Investment securities – non-taxable	(26)	(97)	(123)
Total	1,627	(1,444)	183

Interest expense
Deposits	407	(840)	(433)
Other interest bearing liabilities	(356)	241	(115)
Total	51	(599)	(548)

Increase (decrease) in net interest income	$1,576	$(845)	$731

Financial Condition

Comparison of September 30, 2013 to December 31, 2012

⋅	Total assets were $738.52 million at September 30, 2013 compared to $636.37 million at December 31, 2012.

⋅
Loan growth occurred with a shift in the mix consistent with the strategy to capitalize on the strengthening commercial markets. Total commercial and industrial loan balances increased 231.94% at September 30, 2013 versus December 31, 2012. Commercial real estate loans, which include owner occupied loans, represented an increase of 42.53% at September 30, 2013 from December 31, 2012. Credit tenant lease financing experienced the largest growth within the commercial real estate portfolio, up 135.25% since December 31, 2012. These loans are originated nationwide via the Bank’s established network which provides geographic diversification within specific concentration limits.

⋅
Credit quality continued to improve during the period. Total nonperforming loans at September 30, 2013 were 39.14% less than December 31, 2012. The allowance for loan losses was 1.26% of total loans at September 30, 2013 versus 1.65% at December 31, 2012. The ratio of nonperforming loans to total loans declined to 0.61% at September 30, 2013, compared to 1.23% at December 31, 2012.

⋅
Loans held for sale totaled $18.31 million at September 30, 2013 compared to $63.23 million for December 31, 2012. The decrease is due to a 35.60% lower closing volume in the three month period ended September 30, 2013 than in the three month period ending December 31, 2012.

⋅	Total deposits grew to $636.65 million at September 30, 2013, compared with $530.69 million at December 31, 2012, with lower cost of funds and without the use of brokered deposits.

⋅
Tangible common equity increased $0.52 million from $56.66 million at December 31, 2012 to $57.19 million at September 30, 2013. Tangible book value per common share decreased 0.70% from $20.13 at December 31, 2012 to $19.99 at September 30, 2013.

⋅
The Company issued subordinated debt and a related warrant to purchase common stock to a third party for $3.00 million on June 28, 2013. The Company intends to use the proceeds to support the current and future growth of the Company.

Loan Portfolio Analysis
(dollars in thousands)

	September 30, 2013		December 31, 2012
Real estate loans:
Residential Mortgage	$116,270	26.73%	$122,009	34.42%
Home Equity Lines of Credit	38,933	8.95%	6,806	1.92%
Commercial – Credit tenant lease	66,492	15.29%	28,264	7.97%
Commercial – Other	54,540	12.54%	56,654	15.98%
Total real estate loans	276,235	63.51%	213,733	60.29%

Commercial loans	47,371	10.89%	14,271	4.03%
Consumer loans – Trailers	71,500	16.44%	79,625	22.46%
Consumer loans – Recreational vehicle	36,024	8.28%	42,087	11.87%
Consumer loans – Other	3,834	0.88%	4,774	1.35%
Total loans	434,964	100.00%	354,490	100.00%
Net deferred loan fees, premiums and discounts	4,663		3,671
Allowance for losses	(5,459)		(5,833)
Net loans receivable	$434,168		$352,328

Asset Quality and Allowance for Loan Loss

(dollars in thousands)	September 30,	December 31,
	2013	2012
Non-accrual loans
Real estate loans:
Residential	$687	$1,389
Commercial	1,851	2,362
Total real estate loans	2,538	3,751
Commercial loans	—	—
Consumer loans	120	155
Total non-accrual loans	2,658	3,906

Accruing loans past due 90 days or more:
Real estate loans:
Residential	—	450
Commercial	—	—
Total real estate loans	—	450
Commercial loans	—	—
Consumer loans	6	21
Total accruing loans past due 90 days or more	6	471

Total non-performing loans	2,664	4,377
Other real estate owned:
Residential	500	265
Commercial	4,881	3,401
Other	—	—
Total other real estate owned	5,381	3,666

Other non-performing assets	1,014	2,253

Total non-performing assets	$9,059	$10,296

Total non-performing loans to total loans	0.61%	1.23%
Total non-performing assets to total assets	1.23%	1.62%

Troubled Debt Restructurings

(dollars in thousands)	September 30,	December 31,
	2013	2012
Troubled debt restructurings – non-accrual	$27	$558
Troubled debt restructurings – performing	1,295	1,412
Total troubled debt restructurings	$1,322	$1,970

Total non-performing assets decreased $1.24 million, or 12.04% at September 30, 2013, from $10.3 million at December 31, 2012. Total non-performing loans decreased by $1.71 million, or 39.14% , from December 31, 2012 to September 30, 2013 reflecting a $1.77 million decrease in delinquencies. The Company has three commercial properties in other real estate owned at September 30, 2013. One property carried at $3.81 million consists of two buildings which are residential units on a college campus. Improvements have been made in collaboration with the university and the property is occupied for the fall semester.

Non-performing assets and troubled debt restructurings to total assets decreased from 1.84% at December 31, 2012 to 1.40% at September 30, 2013.  The allowance for loan losses as a percentage of total loans receivable decreased from 1.65% at December 31, 2012 to 1.26% at September 30, 2013.

Non-performing loans are comprised of loans past due 90 days or more and other nonaccrual loans. Non-performing assets include non-performing loans, impaired investment securities, other real estate owned, and other assets which are primarily repossessed vehicles.

Deposits

(dollars in thousands)

	September 30, 2013		December 31, 2012
Regular savings accounts	$13,831	2.17%	$11,583	2.18%
Non-interest bearing	14,541	2.28%	13,187	2.49%
Interest-bearing	68,643	10.78%	73,660	13.88%
Money market accounts	240,672	37.80%	202,388	38.14%
Certificates of deposit	280,601	44.08%	211,542	39.86%
Brokered deposits	18,490	2.91%	18,490	3.48%
Premiums on brokered deposits	(125)	(0.02)%	(159)	(0.03)%
Total	$636,653	100.00%	$530,691	100.00%

Our independence from a traditional bricks and mortar branch structure permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. As noted in the table above, total deposits increased $105.96 million, or 19.97%, to $636.65 million at September 30, 2013 from $530.69 million at December 31, 2012.

Investment Securities

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated.

	September 30, 2013		December 31, 2012
	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value
Securities available for sale
U.S. government-sponsored enterprises	$58,077	$57,211	$18,666	$19,618
Municipals	47,328	47,700	39,999	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	77,885	77,610	75,782	77,489
Mortgage-backed and asset-backed securities – private labeled	1,451	1,369	2,696	2,453
Other securities	34,479	32,772	16,753	14,593
Total securities available for sale	$219,220	$216,662	$153,896	$156,693

At September 30, 2013, the portfolio included two trust preferred securities which are Collateralized Debt Obligations (“CDOs”) backed by pools of debt securities issued by financial institutions: ALESCO IV and I-PreTSL I B-2 notes. The Company placed the ALESCO CDO on non-accrual status in 2009 and never capitalized any “payment in kind” (“PIK”) interest payments to the principal balance of the security.  The Company intends to keep this security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, we utilized an independent third party for the valuation of the CDOs as of September 30, 2013. Based on this valuation and our review of the assumptions and methodologies used, we believe the amortized costs recorded for our CDO investments accurately reflects the position of these securities at September 30, 2013.

Premises and Equipment

The Bank does not have branches and primarily leases its office space. During 2013, the Company relocated its offices in Indianapolis, Indiana, opened an administrative office in Tempe, Arizona, and acquired an office building with approximately 52,000 square feet of office space and related real estate in Fishers, Indiana for $4.08 million. The Bank intends to use the Fishers property for some of its administrative operations and not as a branch. The remaining increase in premises and equipment for the period was for furniture, fixtures and equipment at the new locations.

Shareholders’ Equity

Shareholders’ equity increased to $61.87 million at September 30, 2013 compared to $61.35 million at December 31, 2012. This was the result of net income for the nine months ended September 30, 2013 of $3.93 million, the issuance of common stock warrants valued at $0.26 million, the issuance of $0.10 million of deferred stock rights under the Directors Deferred Stock Plan, and the recognition of $0.16 million of the fair value of share based compensation.  These increases were offset by an unrealized loss in Accumulated other comprehensive income (loss) of $3.48 million and $0.45 million of dividends declared on common stock.  Tangible common equity to tangible assets decreased from 8.97% at December 31, 2012 to 7.79% at September 30, 2013.

At September 30, 2013, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations.

(dollars in thousands)					Minimum to be
			Minimum		Well Capitalized
			Capital		Under Prompt
	Actual		Requirement		Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total capital (to risk-weighted assets)
Consolidated	$67,298	12.32%	$43,695	8.0%	N/A	N/A
Bank	63,773	11.70%	43,592	8.0%	54,490	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	58,839	10.77%	21,847	4.0%	N/A	N/A
Bank	58,314	10.70%	21,796	4.0%	32,694	6.0%
Tier 1 capital (to average assets)
Consolidated	58,839	8.42%	27,957	4.0%	N/A	N/A
Bank	58,314	8.36%	27,909	4.0%	34,877	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. The Company’s Board of Directors declared a cash dividend for the third quarter of 2013 of $0.06 per share of common stock payable October 15, 2013 to shareholders of record on October 7, 2013. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints and other factors. At September 30, 2013, the Company, on an unconsolidated basis, had $2.48 million in cash generally available for its cash needs.

At September 30, 2013, the Company had $245.49 million in cash, interest-bearing time deposits, and investment securities available for sale and $18.31 million in loans held for sale that were generally available for our cash needs compared to $189.21 million and $63.23 million at December 31, 2012, respectively. At September 30, 2013, the Company had the ability to borrow an additional $86.00 million in FHLB advances and correspondent bank fed funds line of credit draws.

We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay.  The Company filed a registration statement on Form S-1 with the SEC with respect to a proposed offering of common stock having an aggregate public offering price of $25.0 million.  The Company intends to use the net proceeds to support its organic growth, the pursuit of strategic acquisition opportunities, and other general corporate purposes.  However, if we continue to experience significant growth, we may require additional capital resources.

At September 30, 2013, approved outstanding loan commitments, including unused lines of credit, amounted to $51.08 million compared to $33.60 million at December 31, 2012. Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $124.30 million. Generally, we believe that a majority of maturing deposits will remain with the Bank due to our competitive rates.

Non-GAAP Performance Measures

Tangible common equity, tangible assets and tangible book value per common share performance financial measures not recognized in generally accepted accounting principles (GAAP). Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these measures may differ from those of other companies reporting measures with similar names. The following table reconciles these non-GAAP performance measures and a capital ratio using such measures to the most directly comparable GAAP measure or ratio.

(dollars in thousands, except share data)	September 30, 2013	December 31, 2012
Total equity - GAAP	$61,874	$61,350
Adjustments
Goodwill	(4,687)	(4,687)
Tangible common equity	$57,187	$56,663

Total assets - GAAP	$738,518	$636,367
Adjustments
Goodwill	(4,687)	(4,687)
Tangible assets	$733,831	$631,680

Total common shares	2,861,326	2,815,094

Book value per common share	$21.62	$21.79
Effect of adjustment	(1.63)	(1.66)
Tangible book value per common share	$19.99	$20.13

Total shareholders’ equity to assets ratio	8.38%	9.64%
Effect of adjustment	(0.59)	(0.67)
Tangible common equity to tangible assets ratio	7.79%	8.97%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Future Accounting Pronouncements

Refer to Note 13 of the condensed consolidated financial statements.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.         LEGAL PROCEEDINGS.

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.                   RISK FACTORS.

An investment in our common stock involves significant risks. You should consider carefully the risk factors included below before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. This report also contains forward-looking statements that involve risks and uncertainties. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment.

RISKS RELATED TO OUR BUSINESS

A failure of, or interruption in, the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Although we have built a level of redundancy into our information technology infrastructure and update our business continuity plan annually, any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors or external events, could adversely affect our Internet-based operations and slow the processing of applications, loan servicing, and deposit-related transactions. In addition, our communication and information systems may present security risks and could be susceptible to hacking or other unauthorized access. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our commercial loan portfolio exposes us to higher credit risks than residential real estate and consumer loans, including risks relating to success of the underlying business and conditions in the market or the economy and concentration in our commercial loan portfolio.

We are growing our CRE and C&I loan portfolios. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans are generally larger than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. Our failure to manage this growth could have a material adverse effect on our business, financial condition and results of operations.

The market value of some of our investments could decline and adversely affect our financial position.

As of September 30, 2013, we had a net unrealized loss of $2.6 million on the available-for-sale portion of our $216.7 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down or loss and a charge to our earnings.

Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.

The Bank conducts its consumer lending and deposit-gathering activities through the Internet. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.

If we continue to experience significant growth, we may need to raise additional capital. Our ability to raise capital, if needed, will depend upon our financial performance and condition and on conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on our management team and could be adversely affected by the unexpected loss of key officers.

Our future success and profitability is substantially dependent upon our management and the abilities of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition and results of operations. In particular, the loss of our chief executive officer could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume and overall profitability.

Market interest rates are beyond our control, and they fluctuate in response to economic conditions and the policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve (the ‘‘Federal Reserve’’). Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

An inadequate allowance for loan losses would reduce our earnings and adversely affect our financial condition and results of operations.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral. Although we and our regulators regularly review our loan portfolio and evaluate the adequacy of our allowance and believe that the allowance is adequate to absorb any inherent losses in our portfolio, there can be no assurance that we will not experience losses in excess of the allowance and be required to increase our provision.

Consumer loans in our portfolio generally have greater risk of loss or default than residential real estate loans and may make it necessary to increase our provision for loan losses.

At September 30, 2013, our consumer loans totaled $111.4 million, representing approximately 25.60% of our total loan portfolio at such date. The overwhelming majority of our consumer loans are horse trailer and recreational vehicle loans acquired through indirect dealer networks. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and have a material adverse effect on our business, financial condition and results of operations.

Because of our holding company structure, we depend on capital distributions from the Bank to fund our operations and our creditors and shareholders are structurally subordinate to claims of creditors of the Bank.

We are a separate and distinct legal entity from the Bank and have no business activities other than our ownership of the Bank. As a result, we primarily depend on dividends, distributions and other payments from the Bank to fund our obligations. The ability of the Bank to pay dividends to us is limited by state and federal law and depends generally on the Bank’s ability to generate net income. If we are unable to comply with applicable provisions of these statutes and regulations, the Bank may not be able to pay dividends to us, and we would not be able to pay dividends on our outstanding common stock.

Lack of seasoning of our commercial loan portfolios may increase the risk of credit defaults in the future.

Due to our increasing emphasis on CRE and C&I lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as ‘‘seasoning.’’ A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would have a material adverse effect on our business, financial condition and results of operations.

If our mortgage lending business does not grow, we will not be as profitable as we have been in recent years.

The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production. As a result of these factors, we cannot be certain that we will be able to maintain or grow the volume or percentage of revenue or net income produced by our residential mortgage loan business. A decline in our residential mortgage business may have an adverse effect on our financial condition and results of operations.

A sustained decline in the mortgage loan markets or the related real estate markets could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.

Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependant upon our ability to originate loans and sell them on the secondary market. During the year ended December 31, 2012, income from mortgage banking activities was $10.7 million and for the nine months ended September 30, 2013, $7.8 million. Mortgage loan origination is sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, or higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has recently experienced a decline, and a continuation of that trend may adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO THE REGULATION OF OUR INDUSTRY

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and consumers. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulatory capital rules, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the Federal Deposit Insurance Corporation (the ‘‘FDIC’’) and the Indiana Department of Financial Institutions (the ‘‘DFI’’) periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin ‘‘unsafe or unsound’’ practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase which would reduce our profitability.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The short-term and long-term impact of recently adopted regulatory capital rules is uncertain and a significant increase in our capital requirements could have an adverse effect on our business.

In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Bank Supervision. We will become subject to the new rules over a multi-year transition period commencing January 1, 2015. The new rules establish a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios. The rules also change how a number of the regulatory capital components are calculated. The new rules will generally require us and the Bank to maintain greater amounts of regulatory capital. A significant increase in our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The offering will dilute the ownership percentage of our existing shareholders and the ownership of our common stock may change significantly.

We intend to raise significant capital through the offering. Upon the successful completion of the offering, the ownership percentage of existing shareholders will be diluted unless they purchase shares in the offering in an amount proportional to their existing ownership. As a result, following the offering, a significant portion of our common stock may be held by individuals and institutions outside of our market area whose interests may differ from our current shareholders. In addition, one or more individuals or institutions may seek to acquire a significant percentage of ownership in our common stock in the offering, subject to any applicable regulatory approvals. Those shareholders may have interests that differ from those of our current shareholder base, and they may vote in a way with which our current shareholders disagree.

Securities analysts may not initiate or continue coverage on our common stock, which could affect the market for our common stock.

The trading market for our common stock will depend in part on the research and reports that securities analysts may publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If no securities analysts cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

We have broad discretion in the use of the net proceeds from this offering, and our use of those proceeds may not yield a favorable return on your investment.

We expect to use the net proceeds of this offering for general corporate purposes, which may include, among other things, funding loans and purchasing investment securities through the Bank. We may also use the net proceeds to fund acquisition opportunities, although we have no present plans in that regard. Our management has broad discretion over how these proceeds are used and could spend the proceeds in ways with which you may not agree. In addition, we may not use the proceeds of this offering effectively or in a manner that increases our market value or enhances our profitability. We have not established a timetable for the effective deployment of the proceeds, and we cannot predict how long it will take to deploy the proceeds. Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

Federal banking laws limit the acquisition and ownership of our common stock.

Because we are a bank holding company, any purchaser of 5% or more of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person other than a bank holding company may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of Indiana law and provisions of our Articles of Incorporation could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. We are subject to certain anti-takeover provisions under the Indiana Business Corporation Law, as amended (the ‘‘IBCL’’). Additionally, our Articles of Incorporation authorize our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders.

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

Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of the shareholders. The Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the value of the common stock would be adversely affected.

We may issue additional shares of common or preferred stock in the future, which could dilute existing shareholders.

Our Articles of Incorporation authorize our board of directors, generally without shareholder approval, to, among other things, issue additional shares of common stock up to a total of forty-five million shares or up to five million shares of preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of our common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. In addition, we may issue preferred stock that is convertible into shares of our common stock, and upon conversion would result in our common shareholders’ ownership interest being diluted. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of common or preferred stock. We and the Bank are required by federal and state regulatory authorities, as applicable, to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices which result in substantial dilution.

We are a newly public company and we cannot be certain if the reduced disclosure requirements applicable to newly public companies will make our common stock less attractive to investors.

We are a newly public company and we may take advantage of certain exemptions from various reporting requirements under the rules of the SEC that are applicable to other public companies that are not newly public companies, including a transition period during which we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act or to provide a report of management’s assessment regarding internal control over financial reporting until our second Annual Report on Form 10-K. In addition, as long as we qualify as a ‘‘smaller reporting company’’ we will not be subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. As a result, investors may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls may go undetected until the transition period has ended and we are no longer a ‘‘smaller reporting company.’’ We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we default on our subordinated debt, we will be prohibited from paying dividends or distributions on our common stock.

On June 28, 2013, we issued a subordinated debenture to a third party in the principal amount of $3.0 million. The purchase agreement under which the subordinated debenture was issued prohibits us from paying any dividends or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the agreement.

Events of default generally consist of, among other things, our failure to pay any principal or interest on the subordinated debenture when due, our failure to comply with certain agreements, terms and covenants under the agreement (without curing such default following notice), and certain events of bankruptcy, insolvency or liquidation relating to us.

If an event of default were to occur and we did not cure it, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into additional financing arrangements that may limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 11/4/2013	By	/s/ David B. Becker
David B. Becker,
Chief Executive Officer, President and Chairman

Date: 11/4/2013	By	/s/ Kay E. Whitaker
Kay E. Whitaker,
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically