Form 10-K
period 2013-12-31
First Internet Bancorp
filed 2014-03-31
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53.39 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 28, 2014, the registrant had 4,449,619 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on May 19, 2014 are incorporated by reference in Part III.

Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the federal securities laws.  These statements are not historical facts, rather statements based on First Internet Bancorp’s (“we,” “our,” “us” or the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including: failures or interruptions in our information systems; growth in our commercial lending activities; declines in market values of our investments; technological obsolescence; our possible need for additional capital resources in the future; competition; loss of key members of management; fluctuations in interest rates; inadequate allowance for loan losses; risks relating to consumer lending; our dependence on capital distributions from the First Internet Bank of Indiana (the "Bank"); our ability to maintain growth in our mortgage lending business; a decline in the mortgage loan markets or real estate markets; risks associated with the regulation of financial institutions; and changes in regulatory capital requirements. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (the "SEC"). The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

                The Bank commenced banking operations in 1999 and grew organically in the consumer market in its early years by adding new customers, products and capabilities through its Internet-based platform. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. In 2007, we acquired Indianapolis-based Landmark Financial Corporation. The acquisition merged Landmark Savings Bank, FSB, into the Bank. The Landmark acquisition added a turnkey retail mortgage lending operation that we then expanded on a nationwide basis through our Internet platform. Since then, we have added commercial real estate (CRE) lending, including a nationwide credit tenant lease financing program, and commercial and industrial (C&I) lending, including asset based lending and business banking/treasury management services to meet the needs of high-quality, under-served commercial borrowers and depositors. Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

As of December 31, 2013, we had total assets of $802.34  million, total liabilities of $711.43  million, and shareholders’ equity of $90.91 million.

Our principal office is located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240. Our website is www.firstinternetbancorp.com.

Business Strategies

Our business model is significantly different from that of a typical community bank. We do not have a conventional brick and mortar branch system; rather, we operate through our scalable Internet banking platform. The market area for our residential real estate lending, consumer lending, and deposit gathering activities is the entire United States. We also offer credit tenant lease financing on a nationwide basis. Our other commercial lending activities, including CRE loans and C&I loans, corporate credit cards and corporate treasury management services, are offered by our commercial banking team to businesses primarily within a one hundred mile radius of our corporate headquarters. The commercial banking market in central Indiana is primarily composed of larger regional and community banks. We have no significant customer concentrations within our loan portfolio.

Performance

Growth.  Total assets have increased 59.00% from $504.62 million at December 31, 2009 to $802.34 million at December 31, 2013. This increase was driven by strong organic growth. During the same time period, total net loans increased from $305.44 million to $495.73 million and deposits increased from $411.63 million to $673.10 million, increases of 62.30% and 63.52%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking strategy that allows us to target a broad reach of customers across 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2013, CRE and C&I loans comprised 39.82% of the loan portfolio, excluding residential mortgage loans held for sale, compared to 7.73% at December 31, 2009.

Earnings Trend.  We have generated positive net income for the last four years.  Net income amounted to $4.59 million for the year ended December 31, 2013.

Asset Quality.  At December 31, 2013, our nonperforming assets to total assets was 0.90% and our allowance for loan losses to total loans receivable was 1.09%. We have maintained a high quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, and a diverse national and local customer base.

Strategic Focus

We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We also conduct commercial banking and related activities, primarily on a local basis. Our overriding strategic focus is enhancing franchise and shareholder value. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in consumer and commercial banking, effective underwriting, strong asset quality and efficient technology-driven operations.

                National Focus on Deposit and Consumer Banking Growth. Our first product offerings were basic deposit accounts, certificates of deposit, electronic bill pay and credit cards. Within 90 days of opening, we had accounts with consumers in all 50 states. Over the years, we added secured consumer loans, lines of credit, home equity loans and single-family mortgages. Our footprint for deposit gathering and these consumer lending activities is the entire nation. With the use of our Internet-based technology platform, we do not face geographic boundaries that traditional banks must overcome for customer acquisition. Armed with smart phones and tablet computers, our customers can access our online banking system, bill pay, and remote deposit capture 24 hours a day, seven days a week, on a real time basis. In addition, we have seven dedicated banking specialists who can service customer needs via telephone, email or online chat. We intend to continue to expand our deposit base by leveraging technology and marketing. The average size of our customers' checking account at December 31, 2013 was $13,000, nearly four times the national average.

                Commercial Banking Growth. Over the past three years, we have diversified our operations by adding commercial banking to complement our consumer platform. We offer CRE loans, credit tenant leases, C&I loans, including asset based lending and corporate credit cards to commercial businesses. Our commercial lending teams consist of seasoned commercial bankers, most of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders have developed long-term, core relationships with a consistent base of commercial borrowers. During 2013, we introduced a treasury management product to capture the deposit side of these commercial relationships. We are continuing to develop new products and services for this market that will produce additional loan interest income as well as non-interest income. We also intend to grow and expand our commercial banking platform by hiring additional seasoned loan officers and relationship managers.  In October 2013, we added asset based lending to our commercial offerings and in January 2014, we opened a loan production office in our existing Tempe, Arizona location.

                Experience. Our management team and our Board of Directors are integral to our success. Our management team and Board of Directors are led by David B. Becker, the founder of First Internet Bank of Indiana. Mr. Becker is a seasoned business executive and entrepreneur with over three decades of management experience in the financial services and financial technology space, and has served as our Chief Executive Officer since 2005. Mr. Becker has been the recipient of numerous business awards, including Ernst & Young Entrepreneur of the Year in 2002, and is an inductee to the Central Indiana Business Hall of Fame. Our Chief Financial Officer, Kay E. Whitaker, brings over 20 years of experience in the financial services industry, most recently as the CFO of Central Indiana Community Foundation (“CICF”) from 2007 to 2012. At CICF, Ms. Whitaker provided financial oversight for 800 philanthropic funds and 165 investment accounts across multiple portfolios, and was named 2012 CFO of the Year in the not-for-profit sector by the Indianapolis Business Journal. Ms. Whitaker also brings over 15 years of accounting experience with PriceWaterhouseCoopers focused on financial institutions. The senior management team is complemented by a dedicated Board of Directors with a wide range of experience from careers in financial services, legal, regulatory, and industrial services.

The leaders of our lending teams and members of their staff are highly seasoned, career bankers who bring deep banking knowledge and relationships from regional, super-regional or money center banks. Our management team has a wealth of banking knowledge from a wide variety of backgrounds which gives us significant market insight and allows us to leverage their comprehensive, long-term customer relationships. We organize our lending teams as follows: Commercial and Industrial, Commercial Real Estate, Consumer, and Mortgage Banking. The C&I team has twelve members and the CRE team has eight members. The Consumer team has four lenders and the Residential Mortgage Banking team has 26 loan producers and 34 support staff. We will continue to search for seasoned bankers who can add new lending verticals and sources of noninterest income.

                Profitability. We intend to continue to leverage our technology, our long-term commercial relationships and our noninterest income sources to drive profitability. As we continue to grow, we believe that our model will produce a better efficiency ratio than more traditional community banks, with a goal of higher returns on assets and equity.

                Maintain Asset Quality, Diversified Loan Portfolio and Effective Underwriting. We place an emphasis on our strong credit culture and strict underwriting standards of diverse loan products to maintain our excellent credit quality. Our loan portfolio is diversified with a low level of construction loans. At December 31, 2013, the loan portfolio consisted of 28.70% CRE, 11.12% C&I, 21.68% consumer, and 38.50% residential real estate loans. Our Chief Credit Officer has approximately twenty-five years of experience with a major regional bank and joined us in August 2012. Our Compliance Officer has approximately thirty years of banking and compliance experience.

                Efficiency Through Technology. To date, we have pursued growth in a prudent and disciplined fashion. We will continue to monitor our efficiency ratio and intend to invest in and utilize technology to compete more effectively as we grow in the future. Through our online account access services, augmented by our team of dedicated banking specialists, we can satisfy all of the needs of our retail and commercial customers in an efficient manner. Our data processing systems run on a “real-time” basis, unlike many banks that run a “batch system”, so customers benefit from an up-to-the-minute picture of their financial position-particularly our commercial customers, who complete numerous transactions in a single day.

Scalable Platform.  We believe we have built a scalable banking infrastructure based upon technology rather than a branch network, and that our Internet banking processes are capable of supporting continued growth while improving operational efficiencies. We believe our support team has the ability to meet our consumer loan and deposit base growth without significant additional hires.

Expand Market Share Through Disciplined Acquisition Strategy.  We may expand on an opportunistic basis, primarily as a means of securing additional asset generation.

Lending Activities

Residential Mortgage Lending.  We offer first-lien residential mortgage loans in 50 states and second-lien (home equity) loans as well as home equity lines of credit in 47 states. We offer loans for homebuyers (purchase money) as well as existing homeowners who wish to refinance their current loans. The low interest rate environment in recent years has made refinancing an attractive opportunity for homeowners. Approximately 70% of the loans we originated in 2013 were refinances. We have increased the proportion of purchase money loans leveraging our existing technology platform, as this will provide a reliable stream of business in a rising rate environment.

We attract credit-worthy loan applicants through disciplined online lead generation efforts and through repeat business from past customers. We track our acquisition costs vigilantly and discontinue any lead sources that are not contributing to a positive margin. We use customer relationship management tools to track prospects and identify the most likely sales opportunities on which to focus our efforts. For 2013, the weighted average credit score of our mortgage customer was 772 at the time of origination.

We currently sell the vast majority of our conforming conventional (fixed rate) loans to the secondary market and thereby avoid the potential interest rate risk of these loans. We retain variable rate non-conforming (jumbo) loans in our portfolio. As rates rise, we will have the opportunity to retain conforming conventional loans on an opportunistic basis.

We also actively promote home equity loans and lines of credit through our Internet channel, leveraging our robust yet easy-to-use customer-facing toolset. We continue to expand our efforts to complement our first-lien product.

Consumer Lending.  While we offer consumer loans and credit cards through our website to a nationwide consumer base, the majority of our consumer loans have been acquired through indirect dealer networks, primarily horse trailers and recreational vehicles (RVs). In recent years, we expanded our recreational product dealer network and implemented a new loan origination system to improve the customer experience and document tracking.

Commercial Real Estate (CRE) Lending. We have a team of eight full-time employees in CRE lending, most with large regional bank experience. We expect that the majority of our CRE loans will be in office, retail, industrial, single family residential development and construction, and multi-family loans in the Midwest, with credit tenant lease financing on a nationwide basis. While many banks in Central Indiana must address legacy problem CRE loans in their portfolios, we are in a position to meet pent-up demand from qualified borrowers.  At December 31, 2013, $142.43 million, or 28.70% of our loan portfolio consisted of CRE loans.

We believe our CRE portfolio will continue its growth in two ways: (1) regionally, in more traditional short and intermediate-term financing arrangements supporting local developers and conventional property types (office, retail, multi-family, industrial, residential development & construction) as well as (2) nationally, where we will concentrate on longer term financing of properties occupied by single tenants committed to long-term leases with borrowers providing significant cash equity in relation to the debt structured.

Commercial and Industrial (C&I) Lending. Historically, we only originated C&I loans occasionally as a result of referrals we received from customers and third parties. We began focusing on C&I loan originations in the Central Indiana area in late 2011. In 2013, we expanded our commercial lending capabilities by beginning a new division that offers asset based lending services.  Operating under the name First Internet Bank Business Capital, the new division provides working capital to small-to-medium sized companies.  The asset based lending group provides revolving lines of credit backed by accounts receivable and inventory as well as term loans backed by real estate and equipment.

We currently have a C&I team of twelve full-time employees, most with large regional bank experience and strong local relationships. The recent increase in our C&I lending activity is intended to further diversify our lending portfolio and increase opportunities for new business. In addition to commercial loan originations, C&I lending activity can result in new deposits, including fee income from treasury management products, and opportunities to cross-sell other products such as residential mortgage loans and consumer home equity and installment loans. New C&I customers (and their advisors) also serve as referral sources for additional new business opportunities.  In order to attract deposits from C&I borrowers (which diversifies our deposit mix and reduces our cost of funds) and to enhance our non-interest income, we began offering expanded online account access and treasury management service capabilities during 2013.  In 2013, commercial deposits grew to $16.17 million.

Loan Portfolio Analysis

(dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
Real estate loans:
Residential	$191,007	38.50%	$128,815	36.34%	$143,452	43.24%	$106,729	35.30%	$80,781	26.02%
Commercial	142,429	28.70%	84,918	23.95%	43,507	13.11%	19,563	6.47%	20,212	6.51%
Total real estate loans	333,436	67.20%	213,733	60.29%	186,959	56.35%	126,292	41.77%	100,993	32.53%
Commercial loans	55,168	11.12%	14,271	4.03%	2,063	0.62%	4,919	1.63%	3,779	1.22%
Consumer loans	107,562	21.68%	126,486	35.68%	142,783	43.03%	171,122	56.60%	205,702	66.25%
	496,166	100.00%	354,490	100.00%	331,805	100.00%	302,333	100.00%	310,474	100.00%
Less:
Net deferred loan fees, premiums and discounts	4,987		3,671		3,421		4,057		5,062
Allowance for losses	(5,426)		(5,833)		(5,656)		(6,845)		(10,097)
Total net loans	$495,727		$352,328		$329,570		$299,545		$305,439

Loan Maturities

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2013.

(dollars in thousands)	Real Estate
	Residential	Commercial	Commercial	Consumer	Total
Amounts due in:
One year or less	$8,011	$12,086	$8,620	$2,017	$30,734
More than one to two years	7,904	1,576	939	1,392	$11,811
More than two to three years	2,158	11,952	6,163	4,659	$24,932
More than three to five years	661	37,011	11,746	15,070	$64,488
More than five to ten years	1,088	73,686	27,700	69,402	$171,876
More than ten to fifteen years	4,675	5,397	—	15,022	$25,094
More than fifteen years	166,510	721	—	—	$167,231
Total	$191,007	$142,429	$55,168	$107,562	$496,166

Fixed vs. Adjustable Rate Loans

The following table shows the distribution of the outstanding loans in our portfolio between those with variable or floating interest rates and those with fixed or predetermined interest rates as of December 31, 2013.

(dollars in thousands)	Due after December 31, 2013
	Fixed	Adjustable	Total
Real estate loans:
Residential	$16,070	$174,937	$191,007
Commercial	101,454	40,975	$142,429
Total real estate loans	117,524	215,912	$333,436
Commercial loans	43,499	11,669	$55,168
Consumer loans	106,431	1,131	$107,562
Total loans	$267,454	$228,712	$496,166

Loan Activity

The following table shows loan activity for the years ended December 31, 2013 and 2012.

(dollars in thousands)	Year ended December 31,
	2013	2012
Total loans at beginning of period:	$354,490	$331,805

Loans originated:
Real estate loans:
Residential	22,235	4,775
Commercial	62,242	35,861
Commercial loans	21,236	7,467
Consumer loans	16,741	24,572
Total loans originated	122,454	72,675

Loans Purchased(1):
Real estate loans:
Residential	59,254	—
Commercial	—	8,877
Commercial loans	21,892	—
Consumer loans	—	—
Total loans purchased	81,146	8,877

Add (Deduct):
Principal repayments	(60,149)	(52,055)
Net other	(1,775)	(6,812)

Net loan activity	141,676	22,685
Total loans at end of period	$496,166	$354,490

(1) Excludes premiums paid or discounts received.

Nonperforming Assets

Loans are reviewed at least quarterly and any loan whose collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Restructured loans include troubled debt restructurings that involved forgiving a portion of interest or principal or making loans at a rate materially less than the market rate to borrowers whose financial condition had deteriorated. Foreclosed and repossessed assets include assets acquired in the settlement of loans. The following table sets forth the amounts and categories of nonperforming assets in our portfolio as of the dates indicated.

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans(1):
Real estate loans:
Residential	$630	$1,389	$876	$2,841	$3,388
Commercial	1,054	2,362	7,523	3,593	5,186
Total real estate loans	1,684	3,751	8,399	6,434	8,574
Commercial loans	—	—	—	1,539	—
Consumer loans	150	155	224	683	1,726
Total nonaccrual loans	1,834	3,906	8,623	8,656	10,300

Accruing loans past due 90 days or more:
Real estate loans:
Residential	—	450	75	—	47
Commercial	—	—	—	900	—
Total real estate loans	—	450	75	900	47
Commercial loans	—	—	—	—	—
Consumer loans	18	21	56	30	72
Total accruing loans past due 90 days or more	18	471	131	930	119

Total nonperforming loans	1,852	4,377	8,754	9,586	10,419

Real estate owned:
Residential	368	265	448	591	126
Commercial	4,013	3,401	1,064	1,616	—
Total real estate owned	4,381	3,666	1,512	2,207	126

Other nonperforming assets	956	2,253	3,113	5,118	2,164

Total nonperforming assets	7,189	10,296	13,379	16,911	12,709
Troubled debt restructurings not included in nonaccruals	1,243	1,412	1,086	360	—
Troubled debt restructurings and total nonperforming assets	$8,432	$11,708	$14,465	$17,271	$12,709

 (1) Includes nonperforming troubled debt restructurings.

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Troubled debt restructurings:
Real estate loans:
Residential – Accruing	$1,054	$1,092	$817	$360	$—
Residential – Non-accruing	27	29	285	—	—
Commercial – Non-accruing	—	510	510	—	—
Total real estate loans	1,081	1,631	1,612	360	—
Commercial loans	—	—	—	—	—
Consumer loans – Accruing	189	319	269	—	—
Consumer loans – Non-accruing	—	20	89	—	—
Total troubled debt restructurings	$1,270	$1,970	$1,970	$360	$—

Total nonperforming loans to total loans	0.37%	1.23%	2.64%	3.17%	3.36%
Total nonperforming assets to total assets	0.90%	1.62%	2.29%	3.36%	2.52%
Total nonperforming assets and troubled debt restructurings to total assets	1.05%	1.84%	2.47%	3.43%	2.52%

Classified Loans

(dollars in thousands)	December 31,
	2013	2012
Special Mention loans	$3,456	$2,032
Substandard loans	1,054	2,467
Doubtful loans	—	—
Total classified loans	$4,510	$4,499

Delinquencies

(dollars in thousands)	December 31,
	2013			2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Real estate loans:
Residential	$122	$—	$603	$130	$5	$1,555
Commercial	—	—	955	—	—	2,362
Total real estate loans	122	—	1,558	130	5	3,917
Commercial loans	—	—	—	—	—	—
Consumer loans	484	45	84	1,025	148	122
Total	$606	$45	$1,642	$1,155	$153	$4,039

Allocation of Allowance for Loan Losses

The determination of the allowance for loan losses and the related provision is one of our critical accounting policies that is subject to significant estimates, as previously discussed. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information obtained through the credit evaluation process. The Company utilizes a risk-rating system on non-homogenous CRE and C&I loans that includes regular credit reviews to identify and quantify the risk in the commercial portfolio. Management conducts quarterly reviews of the entire loan portfolio and evaluates the need to establish allowances on the basis of these reviews.

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

The following tables reflect the allowance for loan losses and its allocations for the periods indicated.

(dollars in thousands)	December 31,
	2013			2012			2011
		% of Total	% of Total		% of Total	% of Total		% of Total	% of Total
	Amount	ALLL	Loans	Amount	ALLL	Loans	Amount	ALLL	Loans
Real estate loans:
Residential	$1,219	22.47%	38.50%	$1,149	19.70%	36.34%	$1,099	19.43%	43.24%
Commercial	2,517	46.39%	28.70%	3,107	53.27%	23.95%	2,485	43.93%	13.11%
Commercial loans	819	15.09%	11.12%	371	6.36%	4.03%	333	5.89%	0.62%
Consumer loans	871	16.05%	21.68%	1,206	20.67%	35.68%	1,739	30.75%	43.03%
Total allowance for loan losses	$5,426	100.00%	100.00%	$5,833	100.00%	100.00%	$5,656	100.00%	100.00%

(dollars in thousands)	December 31,
	2010			2009
	Amount	% of Total ALLL	% of Total Loans	Amount	% of Total ALLL	% of Total Loans
Real estate loans:
Residential	$2,135	31.19%	35.30%	$765	7.58%	26.02%
Commercial	1,292	18.88%	6.47%	4,232	41.91%	6.51%
Commercial loans	608	8.88%	1.63%	79	0.78%	1.22%
Consumer loans	2,810	41.05%	56.60%	5,021	49.73%	66.25%
Total allowance for loan losses	$6,845	100.00%	100.00%	$10,097	100.00%	100.00%

Loan Loss Experience

The following table reflects activity in the allowance for loan losses for the periods indicated and selected related statistics.

(dollars in thousands)	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
Allowance at beginning of period:	$5,833	$5,656	$6,845	$10,097	$4,616
Provision for loan losses	324	2,852	2,440	927	11,564
Charge offs:
Real estate loans:
Residential	(164)	(509)	(811)	(1,158)	(1,402)
Commercial	(238)	(1,464)	(698)	(445)	(294)
Commercial loans	—	—	(612)	(61)	(10)
Consumer loans	(810)	(1,438)	(2,296)	(3,399)	(5,297)
Total charge-offs	(1,212)	(3,411)	(4,417)	(5,063)	(7,003)

Recoveries:
Real estate loans:
Residential	98	148	141	121	102
Commercial	—	—	—	17	—
Commercial loans	70	75	19	—	—
Consumer loans	313	513	628	746	818
Total recoveries	481	736	788	884	920

Net charge-offs	(731)	(2,675)	(3,629)	(4,179)	(6,083)

Allowance at end of period	$5,426	$5,833	$5,656	$6,845	$10,097

Allowance to nonperforming loans	292.98%	133.26%	64.61%	71.41%	96.91%
Allowance to total loans outstanding at end of period	1.09%	1.65%	1.70%	2.26%	3.25%
Net charge-offs to average loans outstanding during period	(0.17)%	(0.69)%	(1.05)%	(1.35)%	(1.85)%

Underwriting Procedures and Standards

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors. Loan officers have underwriting and approval authorization of varying amounts based on their years of experience in the lending field. Additionally, based on the amount of the loan, multiple signatures and or approvals are required. Our Chief Credit Officer has approval limits on individual loans up to $8 million and pool purchases up to $40 million. Per the Company’s policy, the maximum the Bank could lend to any one borrower at December 31, 2013 was $10.0 million.

Our goal is to have a well-diversified and balanced loan portfolio. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, maturity, loan structure, industry and geography. To supplement our internal loan review resources, we have engaged an independent third-party loan review group, which together represent our internal loan review function. Responsibility for loan underwriting, compliance and document monitoring reside with the compliance function and loan operations function.

Residential Real Estate Loans.  Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of 1-4 units and home equity loans and lines of credit.  We currently sell substantially all of the long-term fixed rate residential real estate loans that we originate to secondary market investors. We also release the servicing of these loans upon sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We typically retain all adjustable rate residential real estate loans that exceed the government maximum loan amount (which is currently $417,000) and also loans with balloon payment features in our portfolio.  Balloon periods are up to a maximum of 15 years.  Qualified Mortgage Rules went into effect in January 2014 and we discontinued offering balloon loans.  Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral, are adjustable rate and have amortization periods of thirty years or less.

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

Additionally, our residential mortgage underwriters use a third party product to assess the risk of the loan transaction for both the collateral and applicant. The product helps us identify suspicious mortgage loans and analyzes the property and neighborhood characteristics for each transaction.  From the date of application to the date of closing, all of an applicant’s credit activity is monitored.  All appraisals are reviewed by our collateral underwriter, who is an Indiana state certified appraiser.  The collateral underwriter has several third party products that help assess the quality of the appraisal, the comparables chosen, and the value determination.

We do not offer, and have never offered, “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

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

Commercial Real Estate Loans.  Traditional CRE loans are comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, and loans to owners of multi-family residential structures, such as apartment buildings.  CRE loans are underwritten primarily based on historical and projected cash flows of the borrower and secondarily on the appraised value of the underlying real estate pledged as collateral on the debt. Credit tenant lease financing targets individual and institutional real estate investors purchasing commercial properties subject to long-term leasing arrangements with national or regional tenants.  These transactions are typically longer term in nature given longer contractual lease periods and reliability of the cash flow from financially strong tenants.  For the various types of commercial real estate loans, minimum criteria have been established within our loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined.  Maximum loan-to-value ratios range from 40% to 85% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x.  CRE loans represented 28.70% of our loan portfolio at December 31, 2013.

The Bank's CRE loan portfolio is closely monitored on an ongoing basis by the completion of annual reviews requiring site inspections, periodic financial statement updates from the borrower, property rent rolls, guarantor tax returns and personal financial statements, payment history reviews, and evidence of ongoing insurance renewals and property tax payments.

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

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers, and a deposit-taking ATM network. We do not currently solicit brokered deposits, although we had approximately $17.8 million and $18.3 million in brokered time deposits at December 31, 2013 and 2012, respectively.

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

Deposits

(dollars in thousands)	Fiscal Year ended December 31,
	2013		2012		2011
Regular savings accounts	$14,330	2.13%	$11,583	2.18%	$7,773	1.60%
Non-interest bearing	19,386	2.88%	13,187	2.49%	15,870	3.26%
Interest-bearing	73,748	10.96%	73,660	13.88%	64,006	13.15%
Money market accounts	255,169	37.91%	202,388	38.14%	165,561	34.02%
Certificates of deposit	292,685	43.48%	211,542	39.86%	209,762	43.10%
Brokered deposits	17,890	2.66%	18,490	3.48%	23,898	4.91%
Premiums on brokered deposits	(113)	(0.02)%	(159)	(0.03)%	(205)	(0.04)%
Total	$673,095	100.00%	$530,691	100.00%	$486,665	100.00%

Time Deposits

December 31,
(dollars in thousands)	2013
Interest Rate:
<1.00%	$146,532
1.00% – 1.99%	50,700
2.00% – 2.99%	75,492
3.00% – 3.99%	34,577
4.00% – 4.99%	736
5.00% – 5.99%	2,538
Total	$310,575

Time Deposit Maturities at December 31, 2013

						Percentage of
(dollars in thousands)	Period to Maturity					Total
	Less than 1	> 1 year	> 2 years	More than		Certificate
	year	to 2 years	to 3 years	3 years	Total	Accounts
Interest Rate:
<1.00%	$111,483	$31,692	$2,957	$400	$146,532	47.18%
1.00% – 1.99%	7,258	11,939	10,006	21,497	50,700	16.32%
2.00% – 2.99%	4,132	26,309	44,962	89	75,492	24.31%
3.00% – 3.99%	18,936	5,296	7,261	3,084	34,577	11.13%
4.00% – 4.99%	1	735	—	—	736	0.24%
5.00% – 5.99%	—	—	—	2,538	2,538	0.82%
Total	$141,810	$75,971	$65,186	$27,608	$310,575	100.00%

Time Deposit Maturities of $100,000 or Greater

December 31,
(dollars in thousands)	2013
Maturity Period:
3 months or less	$15,374
Over 3 through 6 months	14,730
Over 6 through 12 months	79,975
Over 12 months	127,194
Total	$237,273

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of Indianapolis (FHLBI) as an alternative to retail deposit funds. The following table is a summary of FHLBI borrowings for the periods indicated.

	Fiscal Year Ended
(dollars in thousands)	December 31,
	2013	2012	2011
Balance outstanding at end of period	$31,793	$40,686	$40,573
Average amount outstanding during period	30,054	40,625	38,539
Maximum outstanding at any month end during period	31,793	40,686	40,573

Weighted average interest rate at end of period	2.63%	3.22%	3.22%
Weighted average interest rate during period	3.53%	3.35%	3.52%

Market Areas

The market area for our retail banking activities, primarily residential mortgage and consumer lending and deposit gathering, is nationwide. The physical location of our offices is of no consequence to our retail customers.

We also deliver our CRE Credit Tenant Lease financing and asset based lending services nationally.  We serve our traditional CRE borrowers in Indiana and bordering states.  Traditional C&I banking focuses on Indiana and Arizona.  Our traditional CRE business and C&I activities are highly dependent on strong lender/borrower relationships.

Competition

The markets in which we compete to make loans and attract deposits are highly competitive.

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, EverBank and Bank of Internet. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and Discover. However, we also compete with the major banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including Key Bank, PNC Bank, Chase, BMO Harris, First Merchants Bank and First Financial Bank.  In the Southwest, we compete with Wells Fargo, Chase, Bank of America, U.S. Bank, Bank of Arizona, and CoBiz Bank.  All of these competitors have significantly greater financial resources and higher lending limits and may also offer specialized products and services we do not. For our commercial clients, we offer a highly personalized relationship and fast, local decision making.

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) as an independent agency within the Board of Governors of the Federal Reserve System. The CFPB has the exclusive authority to administer, enforce, and otherwise implement federal consumer financial laws, which includes the power to make rules, issue orders, and issue guidance governing the provision of consumer financial products and services.  The CFPB has exclusive federal consumer law supervisory authority and primary enforcement authority over insured depository institutions with assets totaling over $10 billion.  Authority for institutions with $10 billion or less rests with the prudential regulator, and in the case of the Bank will be enforced by the FDIC.  The CFPB is also required to establish four offices: 1) Office of Fair Lending and Equal Opportunity, 2) Office of Financial Education, 3) Office of Service Member Affairs, and 4) Office of Financial Protection for Older Americans.  Additionally, the Bureau is required to establish a Consumer Advisory Board to advise and consult with the Bureau in the exercise of its functions.  Further, the Dodd-Frank Act established the Office of Financial Research, which has the power to require reports from other financial services companies.

On December 10, 2013, five federal agencies published the final “Volcker Rule” pursuant to the Dodd-Frank Act.  Among other things, the Volcker Rule imposes significant limitations on certain activities by covered banks and bank holding companies, including restrictions on holding certain types of securities, proprietary trading, and private equity investing.  Most of the limitations imposed by the Volcker Rule are not likely to impact smaller banks which do not engage in proprietary trading or private equity activities.  However, the restrictions on investing in hedge funds and similar entities could impact the ability to invest in collateralized debt obligations and other investments that many smaller banks hold.  On January 14, 2014, through publication of an Interim Final Rule, the federal banking agencies clarified that investments by banks in certain trust preferred collateralized debt obligations are not prohibited by the Volcker Rule.  However, the ultimate effect of the Volcker Rule on the Bank remains uncertain.

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

Source of Strength. Under the Dodd-Frank Act, we are required to serve as a source of financial and managerial strength for the Bank in the event of the financial distress of the Bank. This provision codifies the longstanding policy of the Federal Reserve. Although the Dodd-Frank Act requires the federal banking agencies to issue regulations to implement the source of strength provisions, no regulations have been promulgated at this time. In addition, any capital loans by a bank holding company to any of its depository subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a depository subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of Banks, Generally

Business Activities. The Bank derives its lending and investment powers from the IFIA, the Federal Deposit Insurance Act (the “FDIA”) and related regulations.

Loans-to-One Borrower Limitations. Generally, the Bank’s total loans or extensions of credit to a single borrower, including the borrower's related entities, outstanding at one time, and not fully secured, cannot exceed 15% of the Bank’s unimpaired capital and surplus. If the loans or extensions of credit are fully secured by readily marketable collateral, the Bank may lend up to an additional 10% of its unimpaired capital and surplus.

Capital Requirements—Generally. Currently, FDIC regulations require insured non-member banks generally to meet three minimum capital standards:

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

We are also subject to capital adequacy regulations of the Federal Reserve. These capital requirements are substantially similar to those applicable to the Bank. For bank holding companies, the minimum Tier 1 risk-based capital ratio is 4% and the minimum Total Risk-Based Capital Ratio is 8%. In addition to the risk-based capital requirements, the Federal Reserve requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies, the minimum leverage ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The following summarizes our applicable capital ratios as of December 31, 2013:

					Minimum to be
			Minimum		Well Capitalized
			Capital		Under Prompt
(dollars in thousands)	Actual		Requirement		Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)
Consolidated	$96,981	17.1%	$45,386	8.0%	N/A	N/A
Bank	77,862	13.8%	45,287	8.0%	56,609	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	88,555	15.6%	22,693	4.0%	N/A	N/A
Bank	72,436	12.8%	22,644	4.0%	33,965	6.0%
Tier 1 capital (to average assets)
Consolidated	88,555	11.7%	30,385	4.0%	N/A	N/A
Bank	72,436	9.6%	30,329	4.0%	37,911	5.0%

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. bank holding companies.  The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule.  The Basel III Capital Rules implement requirements consistent with agreements reached by the Basel Committee on Banking Supervision as well as certain provisions of the Dodd-Frank Act.  These rules substantially revise the risk-based capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank.  The Basel III Capital Rules are effective for all banks on January 1, 2015 (subject to certain phase-in periods for some requirements).

Among other things, the Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the deductions/adjustments from capital in comparison to current regulations.

As of January 1, 2015, the minimum capital ratios will be: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total capital (Tier 1 plus Tier 2) to risk-weighted assets and 4.0% leverage ratio.

In addition, a capital conservation buffer of 2.5% above each of these levels will be required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including the payment of dividends.  The capital conservation buffer will be phased in over a three year period, beginning at 0.625% in 2016 and increasing by that amount each subsequent year on January 1.

The Basel III Capital Rules provide for multiple new deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one category exceeds 10% of total CET1 or all such categories in the aggregate exceed 15% of CET1.  Implementation of these adjustments will begin on January 1, 2015, and will be phased in over the following three years.

The Basel III Capital Rules will also revise the prompt corrective action framework by (i) introducing a CET1 ratio requirement at each capital level, with a required CET1 ratio to remain well-capitalized at 6.5%, (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being increased to 8% and (iii) transitioning to a leverage ratio of 4% in order to qualify as adequately capitalized and a leverage ratio of 5% to be well-capitalized.

The Company believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Due to its Internet focus, the Bank has opted to operate under a CRA Strategic Plan, which was submitted and approved by the FDIC and sets forth certain guidelines the Bank must meet in order to achieve a “Satisfactory” rating. The current Strategic Plan expires December 31, 2014 and the Bank will submit a new plan for approval prior to that date. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in certain activities and acquisitions of other financial institutions.

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

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $451,000, $455,000 and $727,000 for 2013, 2012 and 2011, respectively.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon core deposits, fed funds lines with correspondent banks, Federal Home Loan Bank of Indianapolis (“FHLBI”) borrowings and brokered deposits. The Bank does not currently solicit brokered deposits. The Bank believes it has sufficient liquidity to meet its funding obligations.

Federal Home Loan Bank System. The Bank is a member of the FHLBI, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBI, is required to acquire and hold shares of FHLBI capital stock. While the required percentage of stock ownership is subject to change by the FHLBI, the Bank is in compliance with this requirement with an investment in FHLBI stock at December 31, 2013 of $2.9 million. Any advances from the FHLBI must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLBI stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2013, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $12.4 million and up to $79.5 million, plus 10% on the excess over $79.5 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making and amending rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will enforce CFPB rules with respect to the Bank.

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

Employees

At December 31, 2013, we had 130 full-time equivalent employees.  None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. Our principal executive offices are located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240, and our telephone number is (317) 532-7900.

Available Information

Our Internet address is www.firstinternetbancorp.com. We post important information for investors on our website in the “Investor Relations” section and use this website as a means of disclosing material, nonpublic information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

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

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position
David B. Becker	60	Chairman, President, Chief Executive Officer and Director
Nicole S. Lorch	39	Senior Vice President, Retail Banking
C. Charles Perfetti	69	Senior Vice President
Edward A. Roebuck	49	Senior Vice President and Chief Credit Officer
Kay E. Whitaker	54	Senior Vice President Finance, Chief Financial Officer and Secretary

David B. Becker has served as our Chairman of the Board since 2006 and as our President since 2007. Mr. Becker is the founder of the Bank, and has served as an officer and director of the Bank since 1998.

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

Edward A. Roebuck has served as Senior Vice President and Chief Credit Officer since August 2012. Mr. Roebuck previously served as Senior Asset Manager at PNC Bank from January 2009 to June 2012 and as Chief Credit Officer and Senior Underwriter at National City Bank from 1986 to December 2008.

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

Executive officers are elected annually by our board of directors and serve a one-year period or until their successors are elected.  None of the above-identified executive officers are related to each other or to any of our directors.

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

As of December 31, 2013, we had a net unrealized loss of $3.68 million on the available-for-sale portion of our $181.41 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment (OTTI), in which case we would be required to record a write-down or loss and a charge to our earnings.

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

Market interest rates are beyond our control, and they fluctuate in response to economic conditions and the policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve (the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

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

At December 31, 2013, our consumer loans totaled $107.56 million, representing approximately 21.68% of our total loan portfolio at such date. The overwhelming majority of our consumer loans are horse trailer and recreational vehicle loans acquired through indirect dealer networks. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and have a material adverse effect on our business, financial condition and results of operations.

Because of our holding company structure, we depend on capital distributions from the Bank to fund our operations.

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

Due to our increasing emphasis on CRE and C&I lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would have a material adverse effect on our business, financial condition and results of operations.

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

Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them on the secondary market. During the year ended December 31, 2012, income from mortgage banking activities was $10.65 million and for the year ended December 31, 2013, $8.68 million. Mortgage loan origination is sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, or higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has recently experienced a decline, and a continuation of that trend may adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Indiana Department of Financial Institutions (the “DFI”) periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

On December 10, 2013 five federal agencies (the Federal Reserve, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, Commodity Futures Trading Commission, and the Securities and Exchange Commission) published the final Volcker Rule pursuant to the Dodd-FrankAct which was subsequently revised on January 14, 2014.  The Company holds a trust preferred collateralized debt obligation (CDO) which was not included on the non-exclusive issuer list.  The agencies may conclude the security may not be retained by the Company, which could result in an adverse charge to earnings.

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

Our common stock began trading on the NASDAQ Capital Market on February 22, 2013 and we issued common stock through a follow-on public offering in late 2013; however, trading remains relatively limited. Although we expect that a more liquid market for our common stock will develop, we cannot guarantee that you would be able to resell shares of common stock at an attractive price or at all.

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

The shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk and you must be capable of affording the loss of your entire investment.

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

During 2013, we issued a $3.0 million subordinated debenture to a third party. The purchase agreement under which the subordinated debenture was issued prohibits us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the agreement.

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

Although we are subject to extensive regulation as a financial institution, until recently we have historically not been required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and traded on a national securities exchange. With the listing of our common stock on the NASDAQ Capital Market we are subject to these requirements. Compliance with these requirements means we incur significant legal, accounting and other expenses that we did not incur in the past and are not reflected in our historical financial statements. Compliance will also require a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting, and will require changes in corporate governance practices. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal office is located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240.

The Company owns an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana.  The Company intends to use the property for the current and future operations of the Bank.

The Bank is currently leasing approximately 15,250 square feet of office space at the Fishers property. The lease has an initial term of five years and provides for monthly rent in the amount of $18.50 per square foot. The Company expects that the Bank will increase its use of the property over time. The Company believes that the leased principal office space and the Fishers property will be adequate to meet the Bank’s current and near-term needs.

The Company borrowed $4.0 million from the Bank for the purchase of the Fishers property. The scheduled maturity date of the loan is March 6, 2014. Effective March 6, 2014, we entered into an Acknowledgment, Confirmation and Amendment that, among other things, extended the maturity until March 6, 2015.  The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the "Prime Rate" published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company maintain collateral securing the loan that has a value of not less than $5.2 million during the term of the loan.

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

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “INBK” effective February 22, 2013.  Previously, our common stock (and prior to the formation of the Company, shares of the common stock of the Bank) were quoted on the over-the-counter market under the symbol “FIBP.” These quotations as reported on the over-the-counter market reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

The following table sets forth the range of high and low bid quotations for each quarter within the two most recent fiscal years.

Period	High (US$)	Low (US$)	Declared Dividends
Year Ended December 31, 2012:
First Quarter	$10.60	$6.83	$—
Second Quarter	10.67	8.87	—
Third Quarter	11.37	9.37	—
Fourth Quarter	15.32	10.67	0.1667
Year Ended December 31, 2013:
First Quarter	19.77	13.67	0.0400
Second Quarter	21.88	14.43	0.0600
Third Quarter	36.00	20.99	0.0600
Fourth Quarter	31.82	20.12	0.0600

As of March 28, 2014, we had 4,449,619 shares of common stock issued and outstanding, and there were 189 holders of record of our common stock.

Dividends

We paid a special cash dividend of $0.1667 per share of common stock on December 28, 2012.  We had never previously paid any dividends.  Beginning in the first quarter of 2013, the Company began to pay regular quarterly dividends.  Total dividends declared in 2013 were $0.2200 per share.  The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.

On June 21, 2013 we effected a three-for-two (3:2) stock split of our outstanding common stock through the payment of a stock dividend of one-half of one share for each then-outstanding share of common stock.

Recent Sales of Unregistered Securities

None.

Item 6.                   Selected Financial Data

Five Year Selected Financial and Other Data

(dollars in thousands)	Fiscal Year ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$802,342	$636,367	$585,440	$503,915	$504,615
Cash and cash equivalents	53,690	32,513	34,778	32,417	30,016
Loans receivable, net	495,727	352,328	329,570	299,545	305,439
Loans held for sale	28,610	63,234	45,091	5,008	7,169
Investment securities available for sale	181,409	156,693	149,270	136,936	133,584
Deposits	673,095	530,691	486,665	422,703	411,627
Tangible common equity (1)	86,221	56,663	50,736	44,210	40,077
Total shareholders’ equity	90,908	61,350	55,423	48,897	44,764

Income Statement Data:
Interest and dividends	$25,536	$24,374	$23,944	$25,296	$28,607
Interest expense	8,088	8,532	9,621	10,785	14,859
Net interest income	17,448	15,842	14,323	14,511	13,748
Provision for loan losses	324	2,852	2,440	927	11,564
Net interest income after provision	17,124	12,990	11,883	13,584	2,184
Non-interest income	9,517	11,423	3,559	3,437	2,903
Non-interest expenses	20,482	16,613	11,483	10,370	9,341
Income (loss) before income taxes	6,159	7,800	3,959	6,651	(4,254)
Income taxes	1,566	2,194	773	1,696	(2,136)
Net income (loss)	$4,593	$5,606	$3,186	$4,955	$(2,118)
Net income (loss) available to common shareholders	$4,593	$5,606	$3,186	$4,955	$(2,118)

Per Share Data:
Net income
Basic	$1.51	$1.95	$1.11	$1.74	$(0.75)
Diluted	$1.51	$1.95	$1.11	$1.74	$(0.75)
Tangible book value per common share at period end (1)	$19.38	$20.13	$18.07	$15.75	$14.28
Average common shares outstanding
Basic	3,041,666	2,869,365	2,859,434	2,848,379	2,838,123
Diluted	3,050,001	2,869,365	2,859,434	2,848,379	2,838,123
Common shares outstanding at end of period	4,448,326	2,815,094	2,807,385	2,807,385	2,807,385
Dividends – common stock	$0.2200	$0.1667	$—	$—	$—
Dividend payout ratio (2)	14.57%	8.53%	—%	—%	—%

	Fiscal Year ended December 31,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets	0.67%	0.91%	0.59%	1.01%	(0.40)%
Return on average equity	7.10%	9.51%	6.09%	10.10%	(4.56)%
Net interest margin (3)	2.67%	2.67%	2.75%	3.06%	2.67%
Income as a percentage of average assets (4)	5.12%	5.83%	5.09%	5.96%	5.93%
Noninterest income as a percentage of average assets	1.39%	1.86%	0.66%	0.70%	0.55%
Noninterest expense to average assets	2.99%	2.70%	2.12%	2.11%	1.76%
Efficiency ratio (5)	75.96%	60.93%	64.22%	57.78%	56.10%

Asset Quality Ratios:
Nonperforming loans as a percentage of total loans	0.37%	1.23%	2.64%	3.17%	3.36%
Nonperforming assets to total assets	0.90%	1.62%	2.29%	3.36%	2.52%
Nonperforming assets (including troubled debt restructurings) to total assets	1.05%	1.84%	2.47%	3.43%	2.52%
Allowance for loan losses as a percentage of total loans receivable	1.09%	1.65%	1.70%	2.26%	3.25%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.17)%	(0.69)%	(1.05)%	(1.35)%	(1.85)%
Allowance for loan losses as a percentage of nonperforming loans	292.98%	133.26%	64.61%	71.41%	96.91%

Capital Ratios:
Tangible common equity to tangible assets (1)	10.81%	8.97%	8.74%	8.86%	8.02%
Total capital to risk weighted assets (6)(7)	17.10%	13.46%	12.40%	12.16%	11.04%
Tier 1 capital to risk weighted assets (6)(7)	15.60%	12.20%	11.15%	10.91%	9.77%
Tier 1 capital to average assets (6)	11.70%	8.89%	8.74%	9.41%	7.72%

Other Data:
Full-time equivalent employees	130	97	74	52	50
Number of offices	4	1	1	1	2
___________________________________
Refer to Note 1 to the Company's consolidated financial statements regarding reclassifications of prior period financial information.

(1)	Tangible common equity, tangible assets and tangible book value per common share performance financial measures not recognized in generally accepted accounting principles ("GAAP"). Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered as a substitute for total shareholders' equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these measures may differ from those of other companies reporting measures with similar names. The following table reconciles these non-GAAP performance measures and a capital ratio using such measures to the most directly comparable GAAP measure or ratio.

	Fiscal Year ended December 31,
(dollars in thousands, except share data)	2013	2012	2011	2010	2009
Total equity - GAAP	$90,908	$61,350	$55,423	$48,897	$44,764
Adjustments
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	86,221	56,663	50,736	44,210	40,077

Total assets - GAAP	802,342	636,367	585,440	503,915	504,615
Adjustments
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	797,655	631,680	580,753	499,228	499,928

Total common shares	4,448,326	2,815,094	2,807,385	2,807,385	2,807,385

Book value per common share	$20.44	$21.79	$19.74	$17.42	$15.95
Effect of adjustment	$(1.06)	$(1.66)	$(1.67)	$(1.67)	$(1.67)
Tangible book value per common share	$19.38	$20.13	$18.07	$15.75	$14.28

Total shareholders’ equity to assets ratio	11.33%	9.64%	9.47%	9.70%	8.87%
Effect of adjustment	(0.52)%	(0.67)%	(0.73)%	(0.84)%	(0.85)%
Tangible common equity to tangible assets ratio	10.81%	8.97%	8.74%	8.86%	8.02%

(2)	Dividends per share divided by diluted earnings per share.
(3)	Net interest margin is net interest income divided by average earning assets.
(4)	Income consists of interest income and noninterest income.
(5)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(6)	Capital ratios are calculated in accordance with regulatory accounting principles specified by our primary federal banking regulatory authority.
(7)	During 2013, we changed the methodology we use to determine a component of our risk-weighted assets for regulatory capital purposes. The old methodology overstated the risk to which we were exposed on these assets, as we reported as assets sold with recourse loans we had sold to investors who had no right to return them. We discussed our intention to make this change with our regulators and began using the new methodology in the Company’s June 30, 2013 regulatory filings. We subsequently amended the Company’s December 31, 2012 and March 31, 2013 regulatory filings to conform the computation of these regulatory capital ratios to the new methodology. The change in methodology had no impact on our financial statements prepared in accordance with GAAP because the transfers of the assets to the investors were considered true sales under relevant accounting guidance.

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

Overview

First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank, an Indiana chartered bank. The Bank was the first state-chartered, FDIC-insured Internet bank. We offer a full complement of consumer (retail) products and services on a nationwide basis.  We conduct our retail operations primarily online and by phone; we have no branches.

To meet the needs of high-quality, underserved commercial borrowers and depositors, we offer commercial real estate (CRE) lending, including a nationwide credit tenant lease financing program, commercial and industrial (C&I) lending, including asset based lending, and business banking/treasury management services.  Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

To support our positive momentum and enable continued growth, the Company completed a public offering of common stock during the 2013 fourth quarter, which provided $29.1 million of new capital.

Financial Condition

Comparison of December 31, 2013 to December 31, 2012

•	Total assets were $802.34 million at December 31, 2013 compared to $636.37 million at December 31, 2012.

•	Net loans receivable grew 40.70% in 2013 following efforts to expand the Company's loan origination capabilities and diversify revenue streams. Total C&I loan balances increased 286.57% at December 31, 2013 versus December 31, 2012. CRE loans, which include owner occupied loans, represented an increase of 67.73% at December 31, 2013 from December 31, 2012. Credit tenant lease financing experienced the largest growth within the commercial real estate portfolio, up 197.81% since December 31, 2012. Credit tenant lease loans are originated nationwide via the Bank’s established network which provides geographic diversification within specific concentration limits.

•	Reflecting continued credit quality, total nonperforming loans at December 31, 2013 were 57.69% less than December 31, 2012. The allowance for loan losses was 1.09% of total loans at December 31, 2013 versus 1.65% at December 31, 2012. The ratio of nonperforming loans to total loans declined to 0.37% at December 31, 2013, compared to 1.23% at December 31, 2012.

•	Loans held for sale totaled $28.61 million at December 31, 2013 compared to $63.23 million for December 31, 2012. The decrease is due to a 32.18% lower volume of closed loans in the three month period ended December 31, 2013 than in the three month period ending December 31, 2012.

•	Total deposits grew to $673.10 million at December 31, 2013, compared with $530.69 million at December 31, 2012, with lower cost of funds and without the use of brokered deposits.

•	Tangible common equity increased $29.56 million from $56.66 million at December 31, 2012 to $86.22 million at December 31, 2013. The increase is attributable to the Company completing a public offering of 1.587 million shares of its common stock in 2013, resulting in net proceeds to the Company of $29.10 million. Tangible book value per common share decreased 3.73% from $20.13 at December 31, 2012 to $19.38 at December 31, 2013.

•	The Company issued subordinated debt and a related warrant to purchase common stock to a third party for $3.00 million on June 28, 2013.

Results of Operations

Fiscal Year Ended December 31, 2013 vs. Fiscal Year Ended December 31, 2012

•	Net income decreased 18.18%, to $4.59 million, or $1.51 per diluted share for the year ended December 31, 2013 compared to $5.61 million or $1.95 per diluted share for the 2012 period. The 58.02% year-over-year increase in common shares outstanding contributed to the impact on our earnings per share ratio.

•	Income as a percentage of average assets decreased from 5.83% for the year ended December 31, 2012 to 5.12% for the 2013 period, reflecting decreased net income and increased average assets.

•	Net interest income after provision for loan losses increased $4.13 million or 31.82% in the year ended December 31, 2013 from the corresponding 2012 period. The increase is attributable to a $1.60 million increase in net interest income and a $2.53 million decrease in the provision for credit losses due to improvement in credit quality. Net charge-offs as a percentage of average loans were 0.17% for the year ended December 31, 2013 versus 0.69% for the prior year.

•	Net interest margin remained constant at 2.67% in the year ended December 31, 2013 compared to 2.67% in the prior year period. Although our cost of funds decreased 15.16% in the year ended December 31, 2013 from the year ago period, this benefit was offset by a lower yield on earning assets.

•	Noninterest income as a percentage of average assets decreased from 1.86% for the year ended December 31, 2012 to 1.39% for the 2013 period. This decrease was primarily caused by a nationwide slowing in mortgage refinancing activity which negatively impacted our 2013 results.

•	Noninterest expense for the year ended December 31, 2013 increased 23.29% over the prior year as the Company added employees to produce and in support of continued growth. The Company experienced an increase in consulting and professional fees directly related to the additional costs associated with being a public company. Additionally, to accommodate growth, the Company expanded its facilities, which increased occupancy expenses and related equipment costs.

•	Noninterest expense to average assets increased from 2.70% for the year ended December 31, 2012 to 2.99% for the 2013 period reflecting the continuing investment in our revenue channels. The Company also incurred expenses related to the NASDAQ listing and becoming an SEC-reporting company.

•	Return on average assets for the year ended December 31, 2013 was 0.67% versus 0.91% in the prior year, which reflects the decrease in net income and the increase in assets.

•	Return on average equity for the year ended December 31, 2013 was 7.10% compared to 9.51% for the prior year, which reflects the decrease in net income and the additional $29.10 million of new capital.

Average Balance Sheets, Net Interest Earnings

For the periods presented, the following table provides the total dollar amount of interest income from average interest-earning assets and the resulting yields, and the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

Average Balance Sheets

	Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	and		Average	and		Average	and
(dollars in thousands)	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$435,799	$20,843	4.78%	$390,058	$19,560	5.01%	$346,589	$18,752	5.41%
Investment securities	180,850	4,502	2.49%	172,887	4,645	2.69%	145,823	5,045	3.46%
FHLB stock	2,943	103	3.50%	2,943	100	3.40%	3,080	83	2.69%
Other interest-earning assets	34,842	88	0.25%	27,363	69	0.25%	25,383	64	0.25%
Total interest-earning assets	654,434	25,536		593,251	24,374		520,875	23,944

Noninterest-earning assets	30,146			21,289			19,938
Total assets	$684,580			$614,540			$540,813

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$13,806	$81	0.59%	$9,999	$58	0.58%	$7,417	$48	0.65%
Interest-bearing demand deposits	68,366	376	0.55%	62,154	351	0.56%	55,708	386	0.69%
Money market accounts	224,383	1,666	0.74%	187,029	1,448	0.77%	151,134	1,444	0.96%
Certificates and brokered deposits	260,549	4,738	1.82%	238,575	5,315	2.23%	220,601	6,388	2.90%
Total interest-bearing deposits	567,104	6,861		497,757	7,172		434,860	8,266

Other borrowings	31,471	1,227	3.90%	40,625	1,360	3.35%	38,559	1,355	3.51%
Total interest-bearing liabilities	598,575	8,088		538,382	8,532		473,419	9,621

Noninterest-bearing liabilities	13,605			13,939			8,218
Other non-interest bearing liabilities	7,696			3,285			6,863
Total liabilities	619,876			555,606			488,500

Stockholders’ equity	64,704			58,934			52,313
Total liabilities and equity	$684,580			$614,540			$540,813

Net interest income		$17,448			$15,842			$14,323

Interest rate spread		2.55%				2.52%			2.57%
Net interest margin		2.67%				2.67%			2.75%
Average interest-earning assets to average interest-bearing liabilities		109.33%				110.19%			110.02%

Rate/Volume Analysis

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

	Rate/Volume Analysis of Net Interest Income Fiscal Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011			2011 vs. 2010
(dollars in thousands)	Due to Changes in			Due to Changes in			Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans receivable	$2,212	$(929)	$1,283	$2,233	$(1,425)	$808	$2,209	$(3,325)	$(1,116)
Investment securities	210	(353)	(143)	776	(1,177)	(401)	416	(665)	(249)
FHLB stock	—	3	3	(4)	22	18	(11)	26	15
Other interest-earning assets	19	—	19	5	—	5	(5)	3	(2)
Total	2,441	(1,279)	1,162	3,010	(2,580)	430	2,609	(3,961)	(1,352)

Interest expense
Deposits	790	(1,101)	(311)	852	(1,946)	(1,094)	578	(1,566)	(988)
Other borrowings	(335)	202	(133)	71	(66)	5	85	(261)	(176)
Total	455	(899)	(444)	923	(2,012)	(1,089)	663	(1,827)	(1,164)

Increase (decrease) in net interest income	$1,986	$(380)	$1,606	$2,087	$(568)	$1,519	$1,946	$(2,134)	$(188)

Liquidity and Capital Resources

Total shareholders’ equity increased $29.56 million during 2013.  The increase is attributable to the Company completing a public offering of 1.587 million shares of its common stock in 2013, resulting in net proceeds to the Company of $29.10 million.

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits.  The Company’s primary use of cash is to pay regular quarterly dividends.  Total dividends declared in 2013, adjusting for the 3-for-2 stock split, were $0.22 per share.

The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.  At December 31, 2013, the Company, on an unconsolidated basis, had $17.98 million in cash generally available for its cash needs.

At December 31, 2013, we had $235.10 million in cash and investment securities available for sale and $28.61 million in loans held for sale that were generally available for our cash needs. At December 31, 2013, we had the ability to borrow an additional $86.00 million in FHLB advances and correspondent bank fed funds line of credit draws.

At December 31, 2013, approved outstanding loan commitments, including unused lines of credit, amounted to $49.10 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $141.81 million; however, due to our competitive rates, we believe that a majority of maturing deposits will remain with the Bank.

OREO increased by 19.50% during 2013 to $4.38 million.  The increase is attributable to capitalized improvements made on two buildings that are residential units on a college campus.  These improvements have been made in collaboration with the university and the property continues to be occupied.

Total deposits increased 26.83% from the end of 2012, most notably in money market accounts and certificates of deposit, which increased 26.08% and 38.36%, respectively.

At December 31, 2013, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations. We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay; however, if we continue to experience significant growth, we may require additional capital resources.  We demonstrated our access to public equity and private debt markets during 2013.

Investing Activities

Investment Securities Portfolio

In managing our investment securities portfolio we focus on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as securities held for trading.  Securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. Currently, all of our investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated.

(dollars in thousands)	December 31,
	2013		2012		2011
	Amortized	Approximate	Amortized	Approximate	Amortized	Approximate
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available for sale:
U.S. Government-sponsored enterprises	$57,569	$56,277	$18,666	$19,618	$24,685	$25,502
Municipals	46,126	46,323	39,999	42,540	40,849	42,761
Mortgage- and asset-backed securities – government-sponsored enterprises	75,058	73,941	75,782	77,489	67,354	69,790
Mortgage- and asset-backed securities – private labeled	1,313	1,232	2,696	2,453	5,850	5,445
Other securities	5,025	3,636	16,753	14,593	8,648	5,772
Total securities available for sale	$185,091	$181,409	$153,896	$156,693	$147,386	$149,270

On December 10, 2013, five federal agencies (the Federal Reserve, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, Commodity Futures Trading Commission, and the Securities and Exchange Commission) published the final Volcker Rule pursuant to the Dodd-Frank Act.  The Volcker Rule restricts certain activities by covered bank holding companies, including private equity investing, proprietary trading, and restrictions on certain types of investments.

On January 14, 2014, the same five federal agencies revised the Volcker Rule’s application to permit banking entities to retain interests in certain CDOs backed primarily by trust preferred securities from the investment prohibitions of section 619 of the Volcker Rule.  Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities if certain criteria are met. In addition, the agencies released a non-exclusive list of issuers that meet the criteria of the interim final rule.

At December 31, 2013, the Company had investments in two different trust preferred CDOs. One of the Company’s CDOs is included in the list of non-exclusive issuers that are not subject to the Volcker Rule. Management has analyzed the terms of I-PreTSL I, the other CDO that was not included on the non-exclusive issuer list and the criteria under the interim final rule and have concluded that it is more likely than not that we will be able to hold this security to recovery under the final Volcker Rule regulations.

Our trust preferred CDOs consist of the two securities identified in the following table, which contains information regarding these securities as of December 31, 2013 (amounts in thousands):

Deal name	I-PreTSL I	ALESCO IV
Class	B-2 Notes	B-2 Notes
Book value	$2,000	$1,025
Fair value	$1,371	$302
Unrealized loss	$(629)	$(723)
Other-than-temporary impairment recorded in earnings	$—	$964

Lowest credit rating assigned	CCC-	C
Number of performing institutions	14	34
Number of issuers in default	—	1
Number of issuers in deferral	2	2

Original collateral	$351,000	$400,000
Actual defaults & deferrals as a % of original collateral	9.26%	3.88%
Remaining collateral	$188,500	$256,595
Actual defaults & deferrals as a % of remaining collateral	17.24%	6.04%
Expected defaults & deferrals as a % of remaining collateral	26.94%	10.35%
Performing collateral	$156,000	$241,095

Current balance of class	$33,200	$56,374
Subordination	$16,000	$—
Excess subordination	$12,328	$(72,874)
Excess subordination as a % of performing collateral	7.9%	(30.2)%

Cash Flow Analysis Assumptions:
Discount margin (1)	6.00%	12.50%
Cumulative Default % Range	3.8% - 100%	2.1% - 54.4%
(Weighted Average)	(26.9)%	(9.5)%
Loss Given Default % Range	85% - 85%	90% - 100%
(Weighted Average)	(85)%	(89.1)%
Cumulative Prepayment % Range	29.0% - 37.6%	0% - 100%
(Weighted Average)	(32.1)%	(12.8)%
 _________________________________
(1) The discount rate for floating rate bonds is a compound interest formula based on the  London Interbank Offered Rate (LIBOR) forward curve for each payment date

These two CDOs are backed by pools of debt securities issued by financial institutions. The collateral of the ALESCO CDO consists of trust-preferred securities (“TruPS”) and subordinated debt securities issued by banks and bank holding companies. The collateral of the I-PreTSL CDO consists of TruPS and subordinated debt securities of insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class of notes and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes notes were paid.

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

At December 31, 2013 and 2012 the Company was receiving “payment in kind” (“PIK”), in lieu of cash interest on the ALESCO trust preferred securities investment. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s CDOs both allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers of the securities in the collateral pool are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of these CDOs provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered nonperforming, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s CDO investments are in the mezzanine tranches or classes which are subordinate to one of more senior tranches of their respective issues. The Company is receiving PIK for the ALESCO CDO due to failure of the required senior tranche coverage tests described. This security is currently projected to remain in full or partial PIK status for a period of three years.

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

During the third quarter of 2009, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the ALESCO CDO on nonaccrual status was the most prudent course of action. The Company stopped all accrual of interest and never capitalized any PIK interest payments to the principal balance of the security.  The Company intends to keep this security on nonaccrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, the Company utilized an independent third party for the valuation of the CDOs as of December 31, 2013. Based on this valuation and the Company’s review of the assumptions and methodologies used, the Company believes the amortized costs recorded for its CDO investments accurately reflects the position of these securities at December 31, 2013.

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

TruPS CDOs are typically subject to five-year no call provisions.  At the expiration of these lockout periods, they are typically freely callable at par.  As most of TruPS within CDOs were issued before 2008, most securities are now freely callable at par.  Although less common, some issuances are callable before the end of a lock out period at a premium (levels varying from issuer to issuer and typically depending on how close to the end of the no call period).  Additionally, there exists a provision in most trust preferred indentures that allow for the securities to become callable at par (even during the lockout period) if there is an adverse capital treatment event.

Prepayment assumptions are predicated on the terms and pricing of CDOs relative to prevailing current market conditions, as well as regulatory and legislative developments that may affect issuers’ decision to prepay. There were no significant changes made within the prepayment assumptions during 2013. Our CDOs have a five-year call option – meaning that, on the fifth anniversary of issuance, the issuer has the right to redeem the security at par. Additionally, most trust preferred security indentures include language that permits an issuer to call the security if an adverse capital treatment event occurs. These provisions allow issuers to redeem at virtually any time if a legislative or regulatory development changes the TruPS’ status as a component of Tier 1 capital. The passage of the Dodd-Frank Act in July 2010, constituted such an event for certain bank holding companies. Specifically, bank holding companies with consolidated assets of $15 billion or more can no longer treat as Tier 1 Capital any hybrid capital instruments (such as TruPS) issued on or after May 19, 2010. Furthermore, the ability of these institutions to continue to treat as Tier 1 Capital any hybrid capital instruments, including TruPS, issued before May 19, 2010, will be phased out incrementally over a period of three years, beginning January 1, 2013. Notwithstanding the foregoing, we believe that the terms and pricing of TruPS issued by banks and insurance companies were so aggressive that it is unlikely that financing on such attractive terms will become available in the foreseeable future. Additionally, the favorable capital treatment of these securities (i.e. status as Tier 1 capital) makes them a particularly attractive debt instrument.  Therefore, we assume that the bulk of the TruPS collateral does not prepay over the life of the CDO. However, in light of legislative developments, we have instituted a 40% prepayment assumption rate for those banks with assets greater than $15 billion for two years corresponding to the start of the phase-out period for Tier 1 capital treatment – and, subsequently, an annual prepayment rate assumption of 2%. The 40% prepayment rate was the result of a detailed analysis of the terms of those TruPS issued by banks with assets in excess of $15 billion. Specifically, we looked to the contractual interest rate of these instruments (i.e. fixed rate or spread over LIBOR) and compared them to current debt market rates of the issuing institutions. The bulk of the TruPS within the CDOs were issued at rates inside of current market debt yield (thus making refinancing prohibitively expensive). For issuers that have made a public announcement of intent to redeem their outstanding TruPS, we assume an immediate prepayment. Additionally, we assume immediate prepayment for TruPS issued by banks with greater than $15 billion in assets and a fixed coupon of 7% or greater. The bulk of the issuances with coupons greater than 7% were issued at rates wider than current market debt yield (thus making refinancing certain). Similarly, for those TruPS issued by banks with assets between $2 billion and $15 billion and coupons greater than 7%, we assume a constant annual prepayment rate of 5%. This rate is meant to reflect the possibility that some mid-size banks with limited access to the capital markets may choose to refinance the relatively high cost debt despite the remaining positive capital treatment of their TruPS.

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

Investment Maturities

The total amount of securities in an unrealized loss position for greater than 12 months is comprised of municipal, mortgage-backed, U.S. Government-sponsored enterprises, and other securities. Our management periodically evaluates each security available-for-sale in an unrealized loss position to determine if the impairment is temporary or other than temporary. The unrealized losses are due solely to interest rate changes and we have the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2013, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2013.

			More than 1 year		More than 5 years
(dollars in thousands)	1 year or Less		to 5 years		to 10 years		More than 10 years		Total
		Wtd.		Wtd.		Wtd.		Wtd.		Wtd.
	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Securities available for sale:
U.S. Government-sponsored enterprises	$—	—%	$20,699	1.04%	$10,556	4.67%	$26,314	3.31%	$57,569	2.74%
Municipals	—	—%	3,989	3.58%	6,848	3.35%	35,289	3.66%	46,126	3.60%
Mortgage- and asset-backed securities – government- sponsored enterprises	—	—%	823	4.97%	29,252	2.80%	44,983	2.59%	75,058	2.70%
Mortgage- and asset-backed securities – private labeled	—	—%	342	4.72%	—	—%	971	1.15%	1,313	2.08%
Other securities	2,000	2.16%	—	—%	—	—%	3,025	1.55%	5,025	1.79%
Total securities available for sale	$2,000		$25,853		$46,656		$110,582		$185,091

Critical Accounting Policies and Estimates

Allowance for Loan Losses. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, and estimated collateral values. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Management evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Investment in Debt and Equity Securities. We classify investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Accounting Standards Codification, or ASC, Topic 320, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity would be recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of pricing sources, including Reuters/EJV, Interactive Data and Standard & Poors. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and management determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Other Real Estate Owned (OREO). OREO acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation adjustment is recorded through non-interest expense. Operating costs associated with the assets after acquisition are also recorded as non-interest expense. Gains and losses on the disposition of OREO and foreclosed assets are netted and posted through non-interest income.

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

Additionally, management reviews our uncertain tax positions annually under ASC Topic 740, Income Taxes. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Recent Accounting Pronouncements

Refer to Note 20 to the Company's consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of  commitments that may be considered off-balance sheet arrangements.  We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held for sale.  At December 31, 2013 we had commitments to sell residential real estate loans of $30.63 million.  These contracts mature in less than one year.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

The Company performed an evaluation under the supervision and with the participation of  management, including the Company’s principal executive and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm because such reports are not required of smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2014 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013. Except for those portions specifically incorporated in this report by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

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

Item 14.                 Principal Accountant Fees and Services

Incorporated into this item by reference is the information in the Proxy Statement under the heading “Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)

3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 annual report on Form 10-K for the year ended December 31, 2012)

4.1	Warrant to purchase common stock dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed July 5, 2013)

10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix Z to the definitive proxy statement on Schedule 14A filed April 9, 2013)

10.2	Form Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*

10.3	First Internet Bancorp Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.3 to registration statement on Form 10 filed November 30, 2012)*

10.4
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

10.5
Change in Control Agreement between First Internet Bank of Indiana and Kay E. Whitaker dated January 14, 2013 (incorporated by reference to Exhibit 10.6 to annual report on Form 10-K for the year ended December 31, 2012)*

10.6	2013 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.8 to annual report on Form 10-K for the year ended December 31, 2012)*

10.7
Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013 (incorporated by reference to Exhibit 10.10 to annual report on Form 10-K for the year ended December 31, 2012)

10.8
Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013 (incorporated by reference to Exhibit 10.11 to annual report on Form 10-K for the year ended December 31, 2012)

10.9	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2013)

10.10	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)

10.11	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to registration statement on Form 10 filed November 30, 2012)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit No.	Description
32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

FIRST INTERNET BANCORP

By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

/s/ David B. Becker	/s/ Kay E. Whitaker
David B. Becker, Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Kay E. Whitaker, Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ John K. Keach, Jr.	/s/ David R. Lovejoy
John K. Keach, Jr., Director	David R. Lovejoy, Director

/s/ Ann D. Murtlow	/s/ Ralph R. Whitney, Jr.
Ann D. Murtlow, Director	Ralph R. Whitney, Jr., Director

/s/ Jerry Williams	/s/ Jean L. Wojtowicz
Jerry Williams, Director	Jean L. Wojtowicz, Director

First Internet Bancorp
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of First Internet Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Internet Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 31, 2014

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2013	2012

Assets
Cash and due from banks	$2,578	$2,881
Interest-bearing demand deposits	51,112	29,632
Total cash and cash equivalents	53,690	32,513
Interest-bearing time deposits	2,500	—
Securities available for sale - at fair value (amortized cost of $185,091 in 2013 and $153,896 in 2012)	181,409	156,693
Loans held for sale (includes $24,254 and $0 at fair value, respectively)	28,610	63,234
Loans receivable - net of allowance for loan losses of $5,426 and $5,833 at December 31, 2013 and 2012, respectively	495,727	352,328
Accrued interest receivable	2,904	2,196
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of bank-owned life insurance	11,935	11,539
Premises and equipment, net	7,134	793
Goodwill	4,687	4,687
Other real estate owned	4,381	3,666
Accrued income and other assets	6,422	5,775
Total assets	$802,342	$636,367

Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$19,386	$13,187
Interest-bearing deposits	653,709	517,504
Total deposits	673,095	530,691
Advances from Federal Home Loan Bank	31,793	40,686
Subordinated debt	2,789	—
Accrued interest payable	102	120
Accrued expenses and other liabilities	3,655	3,520
Total liabilities	711,434	575,017

Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,448,326 and 2,815,094 shares issued and outstanding, respectively	71,378	41,508
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	21,902	18,024
Accumulated other comprehensive income (loss)	(2,372)	1,818
Total shareholders’ equity	90,908	61,350
Total liabilities and shareholders’ equity	$802,342	$636,367

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended
	December 31,
	2013	2012
Interest Income
Loans	$20,843	$19,560
Securities – taxable	3,082	3,133
Securities – non-taxable	1,611	1,681
Total interest income	25,536	24,374
Interest Expense
Deposits	6,861	7,172
Other borrowed funds	1,227	1,360
Total interest expense	8,088	8,532
Net Interest Income	17,448	15,842
Provision for Loan Losses	324	2,852
Net Interest Income After Provision for Loan Losses	17,124	12,990
Noninterest Income
Service charges and fees	687	685
Mortgage banking activities	8,682	10,647
Other-than-temporary impairment
Total loss related to other than temporarily impaired securities	(129)	(1,452)
Portion of loss recognized in other comprehensive income (loss)	80	1,200
Other-than-temporary impairment loss recognized in net income	(49)	(252)
Gain (loss) on sale of securities	(63)	48
Loss on asset disposals	(146)	(93)
Other	406	388
Total noninterest income	9,517	11,423
Noninterest Expense
Salaries and employee benefits	10,458	8,529
Marketing, advertising, and promotion	1,870	1,362
Consulting and professional fees	2,267	1,422
Data processing	916	897
Loan expenses	800	1,097
Premises and equipment	1,923	1,711
Deposit insurance premium	451	455
Other	1,797	1,140
Total noninterest expense	20,482	16,613
Income Before Income Taxes	6,159	7,800
Income Tax Provision	1,566	2,194
Net Income	$4,593	$5,606
Income Per Share of Common Stock
Basic	$1.51	$1.95
Diluted	1.51	1.95
Weighted-Average Number of Common Shares Outstanding
Basic	3,041,666	2,869,365
Diluted	3,050,001	2,869,365
Dividends Declared Per Share	$0.2200	$0.1667

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year Ended
	December 31,
	2013	2012
Net income	$4,593	$5,606
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(6,462)	2,161
Reclassification adjustment for (gains) losses realized	63	(48)
Net unrealized holding losses on securities available for sale for which an other-than- temporary impairment has been recognized in income	(129)	(1,452)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	49	252
Other comprehensive income (loss) before tax	(6,479)	913
Income tax provision (benefit)	(2,289)	315
Other comprehensive income (loss) - net of tax	(4,190)	598
Comprehensive income	$403	$6,204

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands except per share data)

		Accumulated
	Voting and	Other
	Nonvoting	Comprehensive		Total
	Common	Income	Retained	Shareholders’
	Stock	(Loss)	Earnings	Equity
Balance, January 1, 2012	$41,306	$1,220	$12,897	$55,423
Net income	—	—	5,606	5,606
Other comprehensive income	—	598	—	598
Cash dividends declared ($0.1667 per share)	—	—	(479)	(479)
Recognition of the fair value of share-based compensation	107	—	—	107
Issuance of directors' deferred stock rights	95	—	—	95
Balance, December 31, 2012	41,508	1,818	18,024	61,350
Net income	—	—	4,593	4,593
Other comprehensive loss	—	(4,190)	—	(4,190)
Cash dividends declared ($0.2200 per share)	—	—	(715)	(715)
Recognition of the fair value of share-based compensation	387	—	—	387
Issuance of common stock warrants	255	—	—	255
Issuance of directors' deferred stock rights	127	—	—	127
Net cash proceeds from common stock issuance	29,101	—	—	29,101
Balance, December 31, 2013	$71,378	$(2,372)	$21,902	$90,908

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012
(Dollar amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012
Operating Activities
Net income	$4,593	$5,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,257	2,862
Loss (gain) from real estate owned	11	(99)
Increase in cash surrender value of bank-owned life insurance	(396)	(378)
Provision for loan losses	324	2,852
Stock compensation expense	514	202
Loss on other-than-temporary impairment of securities	49	252
Gain (loss) from sale of available-for-sale securities	63	(48)
Loans originated for sale	(741,078)	(738,225)
Proceeds from sale of loans	784,077	730,729
Gain on loans sold	(8,379)	(10,647)
Unrealized loss on loans held-for-sale	4	—
Gain on derivatives	(307)	—
Net change in:
Accrued interest receivable	(708)	(67)
Other assets	552	417
Accrued expenses and other liabilities	(36)	861
Net cash provided by (used in) operating activities	41,540	(5,683)
Investing Activities
Net change in loans	(61,039)	(19,274)
Net change in interest bearing deposits	(2,500)	—
Loans purchased	(83,265)	(9,737)
Bank owned life insurance purchased	—	(3,000)
Proceeds from liquidation of other real estate owned	1,268	1,345
Maturities of securities available for sale	29,757	45,625
Proceeds from sale of securities available for sale	72,019	4,223
Purchase of securities available for sale	(134,471)	(59,002)
Purchase of premises and equipment	(7,187)	(309)
Net cash used in investing activities	(185,418)	(40,129)
Financing Activities
Net increase in deposits	142,404	44,026
Cash dividends paid	(450)	(479)
Proceeds from issuance of subordinated debt and related warrants	3,000	—
Net proceeds from common stock issuance	29,101	—
Repayment of FHLB advances	(22,000)	—
Proceeds from FHLB advances	13,000	—
Net cash provided by financing activities	165,055	43,547
Net Increase (Decrease) in Cash and Cash Equivalents	21,177	(2,265)
Cash and Cash Equivalents, Beginning of Year	32,513	34,778
Cash and Cash Equivalents, End of Year	$53,690	$32,513
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for interest	$8,106	$8,532
Cash paid during the year for taxes	770	2,253
Loans transferred to real estate owned	581	3,401
Cash dividends declared, not paid	265	—

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 1:	Summary of Significant Accounting Policies

The accounting policies of First Internet Bancorp and its subsidiaries (the Company) conform to accounting principles generally accepted in the United States of America (GAAP). A summary of the Company’s significant accounting policies follows:

Description of Business

The Company was incorporated on September 15, 2005, and was approved to consummate a plan of exchange on March 21, 2006, by which the Company became a bank holding company owning 100% of First Internet Bank of Indiana (the Bank).

The Bank was incorporated on October 28, 1998, and was approved to accept FDIC-insured deposits on December 28, 1998. The Bank commenced operations to the public on February 22, 1999. The Bank provides commercial and retail banking, with operations conducted on the World Wide Web (Internet) at www.firstib.com and through its corporate office located in Indianapolis, Indiana. The majority of the Bank’s income is derived from commercial lending, retail lending, and mortgage banking activities. The Bank is subject to competition from other financial institutions. The Bank is regulated by certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•
Securities that the Company has the positive intent and ability to hold to maturity are classified as “securities held to maturity” and reported at amortized cost.  The Company had zero securities classified as "securities held to maturity" at December 31, 2013 and 2012.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “securities held for trading” and reported at fair value, with unrealized gains and losses included in earnings.  The Company had zero securities classified as "securities held for trading" at December 31, 2013 and 2012.

•
Securities not classified as either held to maturity or trading securities are classified as “securities available for sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other-than-temporary are recorded as an other-than-temporary impairment of securities available for sale with the unrealized losses recorded in the consolidated statements of income.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Interest and dividend income, adjusted by amortization of premium or discount, is included in earnings using the effective interest rate method. Purchases and sales of securities are recorded in the consolidated balance sheets on the trade date. Gains and losses from security sales or disposals are recognized as of the trade date in the consolidated statements of income for the period in which securities are sold or otherwise disposed of. Gains and losses on sales of securities are determined on the specific-identification method.

Loans Held for Sale

Loans originated and intended for sale in the secondary market under best-efforts pricing agreements are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.

Loans originated and intended for sale in the secondary market under mandatory pricing agreements are carried at fair value to facilitate hedging of the loans.  Gains and losses resulting from changes in fair value are included in noninterest income.  Prior to April 1, 2013, all mortgage loans held for sale were carried at the lower of cost or fair value.

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

Allowance for Loan Losses Methodology

Company policy is designed to maintain an adequate allowance for loan losses (“ALLL”). Primary responsibility for ensuring that the Company has processes in place to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged management with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. Quarterly, the Board reviews recommendations from management to adjust the allowance as appropriate.

The methodology employed by management for each portfolio segment, at a minimum, contains the following:

1.	Loans are segmented by type of loan.

2.
The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past twelve months. In those instances where the Company’s historical experience is not available, management develops factors based on industry experience and best practices.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

3.	All criticized, classified and impaired loans are tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less costs to sell; or

c.	The loan’s observable market price

4.	All troubled debt restructurings (TDR) are considered impaired loans.

5.	Loans tested for impairment are removed from other pools to prevent layering (double-counting).

6.
The required ALLL for each group of loans are added together to determine the total required ALLL for the Company. The required ALLL is compared to the current ALLL to determine the provision required to increase the ALLL or credit to decrease the ALLL.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced over the prior twelve months. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

The Company also factors in the following qualitative considerations:

1.	Changes in policies and procedures;

2.	Changes in national, regional, and local economic and business conditions;

3.	Changes in the composition and size of the portfolio and in the terms of loans;

4.	Changes in the experience, ability, and depth of lending management and other relevant staff;

5.	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

6.	Changes in the quality of the Company’s loan review system;

7.	Changes in the value of underlying collateral for collateral-dependent loans;

8.	The existence and effect of any concentration of credit and changes in the level of such concentrations; and

9.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

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

Accounting Standards Codification (ASC) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rates or the fair value of the underlying collateral, less costs to sell, and allows existing methods for recognizing interest income.

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

Policy for Charging Off Loans

A loan should be charged off at any point in time when it no longer can be considered a bankable asset, meaning collectable within the parameters of policy. A secured loan generally should be charged off to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally should be charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Credit Review Committee.

Federal Home Loan Bank (FHLB) Stock

Federal law requires a member institution of the FHLB system to hold common stock of its district FHLB according to a predetermined formula. This investment is stated at cost, which represents redemption value, and may be pledged as collateral for FHLB advances.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at its fair value less estimated costs to sell. When property is acquired, it is recorded at its fair value at the date of acquisition, with any resulting write-down charged against the allowance for loan losses. Any subsequent deterioration of the property is charged directly to operating expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred. The Company has $4,381 and $3,666 of other real estate owned as of December 31, 2013 and 2012, respectively.

Premises and Equipment

Premises and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives, which range from three to five years for equipment, 39 years for buildings, and ten years for land improvements.

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

Each of these items are considered derivatives, but are not designated as accounting hedges, and therefore, are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

Fair Value Measurements

The Company records or discloses certain assets and liabilities at fair value.  ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy.  ASC Topic 820 describes three levels of inputs that may be used to measure fair value:

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

The Company files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

ASC Topic 740, Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any uncertain tax positions that it believes should be recognized in the consolidated financial statements.

Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2013	2012
Basic earnings per share
Net income available to common shareholders	$4,593	$5,606
Weighted-average common shares	3,041,666	2,869,365
Basic earnings per common share	$1.51	$1.95

Diluted earnings per share
Net income applicable to diluted earnings per share	$4,593	$5,606
Weighted-average common shares	3,041,666	2,869,365
Dilutive effect of warrants	5,933	—
Dilutive effect of equity compensation	2,402	—
Weighted-average common and incremental shares	3,050,001	2,869,365
Diluted earnings per common share	$1.51	$1.95
Number of shares and warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company's common stock during the year	—	—

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. As of December 31, 2013 and 2012 approximately $14,691 and $14,737 was available to be paid as dividends to the Company by the Bank.

Stock Compensation

The Company has a stock-based employee compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 9.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity. Accumulated other comprehensive income (loss) at December 31, 2013 and 2012 is solely related to unrealized gains and losses on investment securities.

Reclassification adjustments have been determined for all components of other comprehensive income or loss reported in the consolidated statements of changes in shareholders’ equity.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Cash and Cash Equivalents

At December 31, 2013, the Company’s interest-bearing cash accounts at other institutions did not exceed the limits for full FDIC insurance coverage. However, approximately $7,064 and $44,046 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $267.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 3:	Securities

Securities at December 31, 2013 and 2012 are as follows:

	2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. Government-sponsored enterprises	$57,569	$470	$(1,762)	$56,277
Municipals	46,126	1,080	(883)	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,058	696	(1,813)	73,941
Mortgage-backed and asset-backed securities – private labeled	1,313	9	(90)	1,232
Other securities	5,025	—	(1,389)	3,636
Total available for sale	$185,091	$2,255	$(5,937)	$181,409

	2012
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. Government-sponsored enterprises	$18,666	$953	$(1)	$19,618
Municipals	39,999	2,685	(144)	42,540
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,782	1,884	(177)	77,489
Mortgage-backed and asset-backed securities – private labeled	2,696	17	(260)	2,453
Other securities	16,753	105	(2,265)	14,593
Total available for sale	$153,896	$5,644	$(2,847)	$156,693

The carrying value of securities at December 31, 2013 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
	Cost	Value
Within one year	$2,000	$1,962
One to five years	24,688	24,344
Five to ten years	17,404	17,381
After ten years	64,628	62,549
	108,720	106,236
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,058	73,941
Mortgage-backed and asset-backed securities – private labeled	1,313	1,232
Totals	$185,091	$181,409

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Gross gains of $461 and $56, and gross losses of $524 and $8 resulting from sales of available-for-sale securities were realized for 2013 and 2012, respectively.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012 was $109,946 and $41,986, which is approximately 61% and 27%, respectively, of the Company’s available-for-sale securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$43,085	$(1,761)	$14	$(1)	$43,099	$(1,762)
Municipals	14,105	(882)	351	(1)	14,456	(883)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	47,875	(1,813)	—	—	47,875	(1,813)
Mortgage-backed and asset-backed securities – private labeled	43	(1)	838	(89)	881	(90)
Other securities	1,962	(38)	1,673	(1,351)	3,635	(1,389)
	$107,070	$(4,495)	$2,876	$(1,442)	$109,946	$(5,937)

	2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$—	$—	$119	$(1)	$119	$(1)
Municipals	470	(4)	2,618	(140)	3,088	(144)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	28,505	(177)	—	—	28,505	(177)
Mortgage-backed and asset-backed securities – private labeled	—	—	1,504	(260)	1,504	(260)
Other securities	5,947	(53)	2,823	(2,212)	8,770	(2,265)
	$34,922	$(234)	$7,064	$(2,613)	$41,986	$(2,847)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at December 31, 2013.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at December 31, 2013.

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

The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other than temporarily impaired at December 31, 2013.

The second investment is a $2,000 par investment in ALESCO IV Series B2 pooled trust security on which the Company recognized an other than temporary impairment loss. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects this security to settle at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other-than-temporarily impaired at December 31, 2013.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The credit losses recognized in earnings during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
ALESCO IV Series B2	$—	$112
Mortgage-backed and asset-backed securities – private labeled	49	140
	$49	$252

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other than temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss).

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2012	$1,835
Realized losses related to OTTI	(350)
Additions related to OTTI losses not previously recognized	68
Additions related to increases in previously recognized OTTI losses	184
December 31, 2012	1,737
Realized losses related to OTTI	(603)
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	18
December 31, 2013	$1,183

Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income during the years ended December 31, 2013 and 2012, were as follows:

	Amounts Reclassified from
	Accumulated Other Comprehensive
	Income (Loss)
	for the Year Ended
	December 31,		Affected Line Item in the
	2013	2012	Statements of Income
Securities available for sale
Gain (loss) realized in earnings	$(63)	$48	Gain (loss) on sale of securities
OTTI losses recognized in earnings	(49)	(252)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	(112)	(204)	Income Before Income Taxes
Tax benefit	38	69	Income Tax Provision
Total reclassifications out of accumulated other comprehensive income (loss)	$(74)	$(135)	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 4:	Loans Receivable

Categories of loans at December 31, include:

	December 31,
	2013	2012
Real estate loans
Residential	$191,007	$128,815
Commercial	142,429	84,918
Total real estate loans	333,436	213,733
Commercial loans	55,168	14,271
Consumer loans	107,562	126,486
Total loans	496,166	354,490
Deferred loan origination costs and premiums and discounts on purchased loans	4,987	3,671
Allowance for loan losses	(5,426)	(5,833)
Total net loans	$495,727	$352,328

The risk characteristics of each loan portfolio segment are summarized as follows:

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

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles, horse trailers, or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013 and 2012:

	2013
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,149	$3,107	$371	$1,206	$5,833
Provision charged to expense	136	(352)	378	162	324
Losses charged off	(164)	(238)	—	(810)	(1,212)
Recoveries	98	—	70	313	481
Balance, end of year	$1,219	$2,517	$819	$871	$5,426
Ending balance: individually evaluated for impairment	$116	$98	$—	$28	$242
Ending balance: collectively evaluated for impairment	$1,103	$2,419	$819	$843	$5,184

Loans:
Ending balance	$191,007	$142,429	$55,168	$107,562	$496,166
Ending balance: individually evaluated for impairment	$1,684	$1,054	$—	$339	$3,077
Ending balance: collectively evaluated for impairment	$189,323	$141,375	$55,168	$107,223	$493,089

	2012
	Residential	Commercial
	Real Estate	Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,099	$2,485	$333	$1,739	$5,656
Provision charged to expense	411	2,086	(37)	392	2,852
Losses charged off	(509)	(1,464)	—	(1,438)	(3,411)
Recoveries	148	—	75	513	736
Balance, end of year	$1,149	$3,107	$371	$1,206	$5,833
Ending balance: individually evaluated for impairment	$206	$682	$—	$54	$942
Ending balance: collectively evaluated for impairment	$943	$2,425	$371	$1,152	$4,891

Loans:
Ending balance	$128,815	$84,918	$14,271	$126,486	$354,490
Ending balance: individually evaluated for impairment	$2,482	$2,467	$—	$474	$5,423
Ending balance: collectively evaluated for impairment	$126,333	$82,451	$14,271	$126,012	$349,067

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the 8 risk grades is as follows:

•
Grades 1 & 2 - These grades are assigned to loans with very high credit quality borrowers of investment or near investment grade or where the loan is primarily secured by cash or conservatively margined high quality marketable securities. These borrowers are generally publicly traded, have significant capital strength, possess investment grade public debt ratings, demonstrate low leverage, exhibit stable earnings and growth, and have ready access to various financing alternatives.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013 and 2012:

	2013
	Commercial
	Real Estate	Commercial
Rating:
1-5 Pass	$139,052	$54,035
6 Special Mention	2,323	1,133
7 Substandard	1,054	—
8 Doubtful	—	—
Total	$142,429	$55,168

	2013
	Residential
	Real Estate	Consumer
Performing	$190,377	$107,412
Nonaccrual	630	150
Total	$191,007	$107,562

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2012
	Commercial
	Real Estate	Commercial
Rating:
1-5 Pass	$80,830	$13,860
6 Special Mention	1,621	411
7 Substandard	2,467	—
8 Doubtful	—	—
Total	$84,918	$14,271

	2012
	Residential
	Real Estate	Consumer
Performing	$127,426	$126,331
Nonaccrual	1,389	155
Total	$128,815	$126,486

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013 and 2012:

	2013
								Total Loans
								90 Days or
	30-59	60-89	90 Days			Total		More Past
	Days	Days	or More	Total		Loans	Nonaccrual	Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Loans	and Accruing
Residential real estate	$122	$—	$603	$725	$190,282	$191,007	$630	$—
Commercial real estate	—	—	955	955	141,474	142,429	1,054	—
Commercial	—	—	—	—	55,168	55,168	—	—
Consumer	484	45	84	613	106,949	107,562	150	18
Total	$606	$45	$1,642	$2,293	$493,873	$496,166	$1,834	$18

	2012
								Total Loans
								90 Days or
	30-59	60-89	90 Days			Total		More Past
	Days	Days	or More	Total		Loans	Nonaccrual	Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Loans	and Accruing
Residential real estate	$130	$5	$1,555	$1,690	$127,125	$128,815	$1,389	$450
Commercial real estate	—	—	2,362	2,362	82,556	84,918	2,362	—
Commercial	—	—	—	—	14,271	14,271	—	—
Consumer	1,025	148	122	1,295	125,191	126,486	155	21
Total	$1,155	$153	$4,039	$5,347	$349,143	$354,490	$3,906	$471

A loan is considered impaired, in accordance with the impairment accounting guidance in ASC Topic 310, Receivables, when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

 The following tables present the Company’s impaired loans as of December 31, 2013 and 2012:

	2013
		Unpaid
	Recorded	Principal	Specific	Average	Interest
	Balance	Balance	Allowance	Balance	Income
Loans without a specific valuation allowance
Residential real estate loans	$1,551	$1,842	$—	$1,894	$29
Commercial real estate loans	956	2,310	—	239	—
Commercial loans	—	—	—	—	—
Consumer loans	271	326	—	315	28
Total	$2,778	$4,478	$—	$2,448	$57
Loans with a specific valuation allowance
Residential real estate loans	$133	$141	$116	$66	$3
Commercial real estate loans	98	98	98	1,617	5
Commercial loans	—	—	—	—	—
Consumer loans	68	80	28	78	2
Total	$299	$319	$242	$1,761	$10
Total impaired loans
Residential real estate loans	$1,684	$1,983	$116	$1,960	$32
Commercial real estate loans	1,054	2,408	98	1,856	5
Commercial loans	—	—	—	—	—
Consumer loans	339	406	28	393	30
Total	$3,077	$4,797	$242	$4,209	$67

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2012
		Unpaid
	Recorded	Principal	Specific	Average	Interest
	Balance	Balance	Allowance	Balance	Income
Loans without a specific valuation allowance
Residential real estate loans	$2,047	$2,357	$—	$1,685	$29
Commercial real estate loans	—	—	—	275	—
Commercial loans	—	—	—	—	—
Consumer loans	380	577	—	385	—
Total	$2,427	$2,934	$—	$2,345	$29
Loans with a specific valuation allowance
Residential real estate loans	$435	$442	$206	$514	$—
Commercial real estate loans	2,467	2,925	682	6,089	6
Commercial loans	—	—	—	—	—
Consumer loans	94	206	54	93	—
Total	$2,996	$3,573	$942	$6,696	$6
Total impaired loans
Residential real estate loans	$2,482	$2,799	$206	$2,199	$29
Commercial real estate loans	2,467	2,925	682	6,364	6
Commercial loans	—	—	—	—	—
Consumer loans	474	783	54	478	—
Total	$5,423	$6,507	$942	$9,041	$35

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modified is reviewed by the Company to identify if a TDR has occurred, which is when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to secure additional collateral and/or guarantees to support the debt, or a combination of the two.

Loans classified as a TDR during the years ended December 31, 2013 and 2012 are shown in the tables below. These modifications consisted primarily of interest rate and maturity date concessions.

2013
Modifications
		Recorded	Recorded
	Number of	Balance	Balance
	Contracts	Before	After
Residential real estate	—	$—	$—
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	4	25	25
Total	4	$25	$25

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2012
	Modifications
		Recorded	Recorded
	Number of	Balance	Balance
	Contracts	Before	After
Residential real estate	1	$29	$29
Commercial real estate	—	—	—
Commercial	—	—	—
Consumer	8	140	122
Total	9	$169	$151

There were zero TDR loans which had payment defaults during the year ended December 31, 2013.  TDR loans which had payment defaults during the year ended December 31, 2012 are shown in the table below. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within 12 months of restructuring.

	2012
	Number
	of	Recorded
	Defaults	Balance
Residential real estate	1	$29
Commercial real estate	—	—
Commercial	—	—
Consumer	1	20
Total	2	$49

The following tables summarize loan modifications that occurred during the years ended December 31, 2013 and 2012:

2013
	Payment Extension		Principal Reduction		Rate Reduction
	Number	Amount	Number	Amount	Number	Amount
Residential real estate	—	$—	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	2	2	—	—	2	23
Total	2	$2	—	$—	2	$23

	2012
	Payment Extension		Principal Reduction		Rate Reduction
	Number	Amount	Number	Amount	Number	Amount
Residential real estate	1	$29	—	$—	—	$—
Commercial real estate	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	16	2	28	3	78
Total	4	$45	2	$28	3	$78

Principal reductions were made based on orders from a bankruptcy court. Payment extensions and rate reductions have proven to be successful in optimizing the overall collectability of the loan by increasing the period of time that the borrower is able to make required payments to the Company.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 5:	Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 consists of the following:

	December 31,
	2013	2012
Land	$2,500	$—
Building and improvements	2,858	159
Furniture and equipment	4,883	3,362
Less: accumulated depreciation	(3,107)	(2,728)
	$7,134	$793

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

Note 6:	Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2013 was:

Balance as of January 1, 2012	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2012	4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2013 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 7:	Deposits

Deposits at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Regular savings accounts	$14,330	$11,583
Noninterest-bearing demand deposit accounts	19,386	13,187
Interest-bearing demand deposit accounts	73,748	73,660
Money market accounts	255,169	202,388
Total transaction accounts	362,633	300,818

Certificates of deposits	292,685	211,542
Brokered deposits	17,890	18,490
Premiums on brokered deposits	(113)	(159)

Total deposits	$673,095	$530,691

Certificates of deposit in the amount of $100 or more totaled approximately $237,273 and $133,570 at December 31, 2013 and 2012, respectively.

A summary of certificate accounts by scheduled maturities at December 31, 2013 is as follows:

2014	$141,810
2015	75,971
2016	65,186
2017	13,423
2018	14,185
Thereafter	—
$310,575

Note 8:	FHLB Advances

The Company has outstanding FHLB advances of $31,793 and $40,686 as of December 31, 2013 and 2012, respectively. Advances, at interest rates from 0.39% to 4.57% at December 31, 2013, are subject to restrictions or penalties in the event of prepayment. The advances are collateralized by mortgage loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Mortgage loans pledged were approximately $96,195 and $0 as of December 31, 2013 and 2012, respectively, and the fair value of investment securities pledged was approximately $73,698 and $49,523 as of December 31, 2013 and 2012, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The FHLB advances are scheduled to mature according to the following schedule:

Amount
2014	$15,000
2015	11,000
2016	3,000
2017	—
Thereafter	3,000
32,000
Deferred prepayment penalties on advance restructure	(207)
$31,793

Note 9:	Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined by the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of service. Contributions each year during the years ended December 31, 2013 and 2012, totaled approximately $252 and $214, respectively.

Employment Agreements

The Company has entered into employment or change in control agreements with certain executives that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of the Company's common stock in the form of equity-based awards to employees, directors, and other eligible persons. The 2013 Plan replaced the 2006 Stock Option Plan, which had 595,500 shares of common stock available for issuance when the 2013 Plan became effective. Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. All employees, consultants and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

The Company recorded $387 of share-based compensation expense for the year ended December 31, 2013 related to awards made under the 2013 Plan. The Company recorded $0 share-based compensation expense in the same period of 2012 for the 2006 Stock Option Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following table summarizes the status of the Company's restricted stock awards as of December 31, 2013, and activity for the year ended December 31, 2013:

Weighted-
Average Grant
	Restricted	Date Fair Value
	Stock Awards	Per Share
Nonvested at January 1, 2013	—	$—
Granted	46,232	25.09
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2013	46,232	$25.09

As of December 31, 2013, the total unrecognized compensation cost related to nonvested awards was $773, with a weighted-average expense recognition period of 2.00 years.

Directors Deferred Stock Plan

Until January 1, 2014, the Company had a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

Director compensation totaled $205 and $144 in 2013 and 2012, respectively, of which $127 and $95 in 2013 and 2012, respectively, were paid in deferred stock rights.  Awards were granted on January 1 at fair value and vested from January 1 until December 31. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date.

The following is an analysis of deferred stock rights and common stock related to the Directors Deferred Stock Plan for the year ended December 31, 2013:

Deferred
Rights
Outstanding, beginning of year	70,315
Granted	9,361
Exercised	—
Outstanding, end of year	79,676

Beginning on January 1, 2014, tandem awards of shares of restricted stock and deferred stock units issued under the 2013 Plan replaces the Directors Deferred Stock Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 10:	Income Taxes

The provision (credit) for income taxes consists of the following:

	2013	2012
Current	$(693)	$2,385
Deferred	2,259	(191)
Total	$1,566	$2,194

Income tax provision (credit) is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2013	2012
Statutory rate times pre-tax income	$2,094	$2,652
Add (subtract) the tax effect of:
Income from tax-exempt securities	(514)	(533)
State income tax, net of federal tax effect	33	36
Bank-owned life insurance	(135)	(129)
Other differences	88	168
Total income taxes	$1,566	$2,194

The net deferred tax asset at December 31 consists of the following:

	2013	2012
Deferred tax assets (liabilities)
Allowance for loan losses	$1,930	$2,042
Unrealized (gain) loss on available for sale securities	1,310	(979)
Other than temporarily impaired securities	—	415
Mark to market adjustments	(1,840)	371
Depreciation	(270)	(267)
Deferred compensation	510	460
Deferred loan origination fees	(209)	(109)
Prepaid assets	(205)	(92)
Other	691	237
Total deferred tax assets, net	$1,917	$2,078

Note 11:	Related Party Transactions

In the normal course of business, we may enter into transactions with various related parties.  In management’s opinion, such loans, other extensions of credit, and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2013 and 2012 totaled $13,904 and $14,646, respectively.

The Company’s card processing services are provided by OneBridge, Inc., which was controlled by a shareholder of the Company. The shareholder sold One Bridge subsequent to December 31, 2013. Total expenses incurred related to card processing provided by OneBridge during the years ended December 31, 2013 and 2012, were approximately $95 and $109, respectively.

 First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 12:	Regulatory Capital Requirements

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the regulators of the Company and Bank could require adjustments to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

During 2013, we changed the methodology we use to determine a component of our risk-weighted assets for regulatory capital purposes. The old methodology overstated the risk to which we were exposed on these assets, as we reported as assets sold with recourse loans we had sold to investors who had no right to return them. We discussed our intention to make this change with our regulators and began using the new methodology in the Company’s June 30, 2013 regulatory filings. We subsequently amended the Company’s December 31, 2012 and March 31, 2013 regulatory filings to conform the computation of these regulatory capital ratios to the new methodology. The change in methodology had no impact on our financial statements prepared in accordance with GAAP because the transfers of the assets to the investors were considered true sales under relevant accounting guidance.

					Minimum to be
			Minimum		Well Capitalized
			Capital		Under Prompt
	Actual		Requirement		Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)
Consolidated	$96,981	17.1%	$45,386	8.0%	N/A	N/A
Bank	77,862	13.8%	45,287	8.0%	$56,609	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	88,555	15.6%	22,693	4.0%	N/A	N/A
Bank	72,436	12.8%	22,644	4.0%	33,965	6.0%
Tier 1 capital (to average assets)
Consolidated	88,555	11.7%	30,385	4.0%	N/A	N/A
Bank	72,436	9.6%	30,329	4.0%	37,911	5.0%
As of December 31, 2012:
Total capital (to risk-weighted assets)
Consolidated	$60,489	13.5%	$35,960	8.0%	N/A	N/A
Bank	59,678	13.3%	35,937	8.0%	$44,921	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	54,844	12.2%	17,980	4.0%	N/A	N/A
Bank	54,036	12.0%	17,969	4.0%	26,953	6.0%
Tier 1 capital (to average assets)
Consolidated	54,844	8.9%	24,667	4.0%	N/A	N/A
Bank	54,036	8.8%	24,653	4.0%	30,817	5.0%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 13:	Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2013 and 2012, the Company had outstanding loan commitments totaling approximately $49,100 and $33,598, respectively.

As of December 31, 2013, the Company had leased several office facilities under various operating leases.  The leases may be subject to additional rentals based on building operating costs and property taxes in excess of specified amounts. Future minimum cash lease payments are as follows:

Amount
2014	$598
2015	611
2016	557
2017	517
2018	526
Thereafter	1,168
$3,977

Note 14:	Initial Adoption of Fair Value Option

ASC Topic 825, Financial Instruments, permits entities to measure recognized financial assets and financial liabilities using either historical cost or the fair value option at specified election dates. During 2013, the Company began using derivative financial instruments to manage exposure to interest rate risk in its mortgage banking business. These derivative financial instruments are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income.

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

Electing the fair value option had the following effect on the 2013 financial statements:

	December 31, 2013
	Aggregate
	Value	Loss	Fair Value
Loans held for sale	$24,258	$(4)	$24,254

Note 15:	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

First Internet Bancorp
Notes to Consolidated Financial Statements
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

Interest Rate Lock Commitments

The fair value of interest rate lock commitments (IRLCs) are determined using the projected sale price of individual loans based on changes in market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following tables present the fair value measurements of securities available for sale recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

		2013
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$56,277	$—	$56,277	$—
Municipals	46,323	—	46,323	—
Mortgage-backed and asset-backed securities - government- sponsored enterprises	73,941	—	73,941	—
Mortgage-backed and asset-backed securities - private labeled	1,232	—	1,232	—
Other securities	3,636	1,963	—	1,673
Total available for sale securities	$181,409	$1,963	$177,773	$1,673
Loans held for sale (mandatory pricing agreements)	24,254	—	24,254	—
Forward contracts	227	227	—	—
Interest rate lock commitments	79	—	—	79

		2012
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government-sponsored enterprises	$19,618	$—	$19,618	$—
Municipals	42,540	—	42,540	—
Mortgage-backed and asset-backed securities - government- sponsored enterprises	77,489	—	77,489	—
Mortgage-backed and asset-backed securities - private labeled	2,453	—	2,453	—
Other securities	14,593	1,553	12,200	840
Total available for sale securities	$156,693	$1,553	$154,300	$840

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Securities	Interest Rate
	Available for	Lock
	Sale	Commitments
Balance, January 1, 2012	$470	$—
Total realized and unrealized gains and losses
Included in net income	(112)	—
Included in other comprehensive income	482	—
Balance, December 31, 2012	840	—
Total realized and unrealized gains and losses
Included in net income	—	79
Included in other comprehensive income	833	—
Balance, December 31, 2013	$1,673	$79

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

The following tables present the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

2013
Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$137	$—	$—	$137

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

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

	Fair Value at
	December 31,	Valuation	Unobservable
	2013	Technique	Inputs	Range
			Discount margin	6% - 12.5%
			Cumulative default %	2% - 100%
			Loss given default %	85% - 100%
Other securities	$1,673	Discounted cash flow	Cumulative prepayment %	0% - 100%

Collateral dependent impaired loans	$137	Fair value of collateral	Discount for type of property and current market conditions	0% - 54%

IRLCs	$79	Discounted cash flow	Loan closing rates	53% - 97%

Fair Value at
	December 31,	Valuation	Unobservable
	2012	Technique	Inputs	Range
			Discount margin	7% - 14.25%
			Cumulative default %	2% - 100%
			Loss given default %	85% - 100%
Other securities	$840	Discounted cash flow	Cumulative prepayment %	0% - 100%
Collateral dependent impaired loans	$1,481	Market comparable properties	Marketability discount	12%

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
(Dollar amounts in thousands except per share data)

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

Subordinated Debt

The fair value of our subordinated debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2013 and 2012.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2013 and 2012:

	2013
	Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$53,690	$53,690	$—	$—
Interest bearing time deposits	2,500	2,500	—	—
Loans held for sale (best efforts pricing agreements)	4,356	—	4,356	—
Loans receivable - net	495,727	—	—	500,447
Accrued interest receivable	2,904	2,904	—	—
FHLB stock	2,943	—	2,943	—
Deposits	673,095	362,634	—	315,179
FHLB advances	31,793	—	33,415	—
Accrued interest payable	102	102	—	—
Subordinated debt	2,789	—	2,978	—

	2012
	Fair Value Measurements Using
		Quoted Prices
		In Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$32,513	$32,513	$—	$—
Loans held for sale (best efforts pricing agreements)	63,234	—	63,234	—
Loans receivable - net	352,328	—	—	351,194
Accrued interest receivable	2,196	2,196	—	—
FHLB stock	2,943	—	2,943	—
Deposits	530,691	300,818	—	236,375
FHLB advances	40,686	—	42,986	—
Accrued interest payable	120	120	—	—

Note 16:	Derivative Financial Instruments

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Each of these items are considered derivatives, but are not designated as accounting hedges, and therefore, are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The Company did not use any derivative financial instruments prior to 2013. At December 31, 2013 the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	December 31, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$20,752	$79	$—	$—
Forward contracts	30,628	227	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2013 and 2012 were as follows:

	Amount of gain / (loss) recognized in the twelve
	months ended
	December 31, 2013	December 31, 2012
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$79	$—
Forward contracts	227	—

Note 17:	Subordinated Debenture

On June 28, 2013, the Company entered into a subordinated debenture purchase agreement with a third party and issued a subordinated debenture in the principal amount of $3,000 which bears interest at a fixed annual rate of 8.00% and is scheduled to mature on June 28, 2021; however, the Company can repay the debenture without premium or penalty at any time after June 28, 2016. The debenture qualifies for treatment as Tier 2 capital for regulatory capital purposes. The purchase agreement and the debenture contain customary subordination provisions and events of default; however, the right of the investor to accelerate the payment of the debenture is limited to bankruptcy or insolvency.

As partial inducement for the third party to purchase the debenture, the Company issued to the third party a warrant to purchase up to 48,750 shares of the Company's common stock, at an initial per share exercise price equal to $19.33. The warrant will become exercisable on June 28, 2014, and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 18:	Shareholders' Equity

In 2013, the Company completed a public offering of 1.587 million shares of its common stock, including 207,000 shares issued pursuant to the underwriters' 30-day option, at a price to the public of $20.00 per share.  The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses was approximately $29,101.

Note 19:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$17,983	$782
Investment in common stock of subsidiaries	74,789	60,542
Premises and equipment, net	4,524	—
Accrued income and other assets	967	283
Total assets	$98,263	$61,607

Liabilities and Equity
Subordinated debt	$2,789	$—
Note payable to the Bank	4,000	—
Accrued expenses and other liabilities	566	257
Total liabilities	7,355	257

Shareholders’ equity	90,908	61,350

Total liabilities and equity	$98,263	$61,607

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Condensed Statements of Income

	Years Ended
	December 31,
	2013	2012
Income
Dividends from subsidiaries	$500	$250
Total income	500	250

Expenses
Interest on borrowings	307	—
Professional services	859	385
Other expenses	638	99
Total expenses	1,804	484

Loss Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	(1,304)	(234)

Income Tax Benefit	(596)	(41)

Loss Before Equity in Undistributed Net Income of Subsidiaries	(708)	(193)

Equity in Undistributed Net Income of Subsidiaries	5,301	5,799

Net Income	$4,593	$5,606

Condensed Statements of Comprehensive Income

	Years Ended
	December 31,
	2013	2012
Net income	$4,593	$5,606
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(6,462)	2,161
Reclassification adjustment for (gains) losses realized	63	(48)
Net unrealized holding losses on securities available for sale for which an other-than- temporary impairment has been recognized in income	(129)	(1,452)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	49	252
Other comprehensive income (loss) before tax	(6,479)	913
Income tax provision (benefit)	(2,289)	315
Other comprehensive income (loss) - net of tax	(4,190)	598
Comprehensive income	$403	$6,204

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Years Ended
	December 31,
	2013	2012
Operating Activities
Net income	$4,593	$5,606
Items not providing cash	(5,402)	(4,604)
Net cash provided by (used in) operating activities	(809)	1,002

Investing Activities
Capital contribution to the Bank	(13,000)	—
Purchase of premises and equipment	(4,641)	—
Net cash used in investing activities	(17,641)	—

Financing Activities
Cash dividends paid	(450)	(479)
Proceeds from issuance of subordinated debt and related warrants	3,000	—
Proceeds from loan from the Bank	4,000	—
Net proceeds from common stock issuance	29,101	107
Net cash provided by (used in) financing activities	35,651	(372)

Net Increase in Cash and Cash Equivalents	17,201	630

Cash and Cash Equivalents at Beginning of Year	782	152

Cash and Cash Equivalents at End of Year	$17,983	$782
Note 20:	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information required within this Update is already required to be disclosed elsewhere in the financial statements under GAAP.

The new amendments require an organization to:

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

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

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Note 21:	Subsequent Events

On December 20, 2013, the Compensation Committee of the Board of Directors of  the Company approved the issuance, as of January 1, 2014, of tandem awards of shares of restricted stock and deferred stock units to each of the Company's non-employee directors under the 2013 Plan.  Each award has a grant date fair value of $20.  The awards represent the non-cash component of the compensation payable for the directors’ service during 2014.  The economic terms of the awards are substantially the same as the non-cash retainer compensation the non-employee directors received in 2013 and earlier in the form of restricted stock and director deferred stock rights.  The shares of restricted stock vest in twelve substantially equivalent increments at the end of each calendar month in 2014.

In January 2014, the Company sold all securities that were held in its municipal securities portfolio at December 31, 2013.  The sale resulted in the Company recording a pretax gain on sale of securities of approximately $360.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
10.1	First Internet Bancorp 2013 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Restricted Stock Agreement Under 2013 Equity Incentive Plan	Incorporated by Reference
10.3	First Internet Bancorp Directors’ Deferred Stock Plan	Incorporated by Reference
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013	Incorporated by Reference
10.5	Change in Control Agreement between First Internet Bank of Indiana and Kay E. Whitaker dated January 14, 2013	Incorporated by Reference
10.6	2013 Senior Management Bonus Plan
10.7	Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013	Incorporated by Reference
10.8	Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013	Incorporated by Reference
10.9	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.10	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013	Incorporated by Reference
10.11	Subordinated Debenture dated June 28, 2013	Incorporated by Reference
21.1	List of Subsidiaries	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically