Form 10-Q
period 2014-03-31
First Internet Bancorp
filed 2014-05-14
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period March 31, 2014
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

As of May 12, 2014, the registrant had 4,449,619 shares of common stock issued and outstanding.

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

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$2,762	$2,578
Interest-bearing demand deposits	54,698	51,112
Total cash and cash equivalents	57,460	53,690
Interest-bearing time deposits	2,500	2,500
Securities available-for-sale - at fair value (amortized cost of $207,922 and $185,091, respectively)	204,869	181,409
Loans held-for-sale (includes $14,621 and $24,254 at fair value, respectively)	17,273	28,610
Loans receivable - net of allowance for loan losses of $5,388 and $5,426, respectively	526,861	495,727
Accrued interest receivable	2,662	2,904
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of bank-owned life insurance	12,031	11,935
Premises and equipment, net	6,836	7,134
Goodwill	4,687	4,687
Other real estate owned	4,651	4,381
Accrued income and other assets	5,346	6,422
Total assets	$848,119	$802,342
Commitments and Contingencies
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$17,047	$19,386
Interest-bearing deposits	710,605	653,709
Total deposits	727,652	673,095
Advances from Federal Home Loan Bank	21,819	31,793
Subordinated debt	2,809	2,789
Accrued interest payable	83	102
Accrued expenses and other liabilities	4,112	3,655
Total liabilities	756,475	711,434
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,449,619 and 4,448,326 shares issued and outstanding, respectively	71,378	71,378
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	22,233	21,902
Accumulated other comprehensive loss	(1,967)	(2,372)
Total shareholders’ equity	91,644	90,908
Total liabilities and shareholders’ equity	$848,119	$802,342
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Interest Income
Loans	$6,129	$5,042
Securities – taxable	846	484
Securities – non-taxable	58	303
Total interest income	7,033	5,829
Interest Expense
Deposits	1,860	1,628
Other borrowed funds	307	308
Total interest expense	2,167	1,936
Net Interest Income	4,866	3,893
Provision for Loan Losses	147	134
Net Interest Income After Provision for Loan Losses	4,719	3,759
Noninterest Income
Service charges and fees	167	159
Mortgage banking activities	900	3,011
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	—	(979)
Portion of loss recognized in other comprehensive loss	—	945
Other-than-temporary impairment loss recognized in net income	—	(34)
Gain (loss) on sale of securities	359	(185)
Loss on asset disposals	(13)	(79)
Other	98	99
Total noninterest income	1,511	2,971
Noninterest Expense
Salaries and employee benefits	3,055	2,379
Marketing, advertising, and promotion	382	372
Consulting and professional services	458	653
Data processing	237	214
Loan expenses	114	80
Premises and equipment	602	302
Deposit insurance premium	144	112
Other	446	435
Total noninterest expense	5,438	4,547
Income Before Income Taxes	792	2,183
Income Tax Provision	192	695
Net Income	$600	$1,488
Income Per Share of Common Stock
Basic	$0.13	$0.52
Diluted	0.13	0.52
Weighted-Average Number of Common Shares Outstanding
Basic	4,494,670	2,886,222
Diluted	4,501,705	2,886,222
Dividends Declared Per Share	$0.06	$0.04

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$600	$1,488
Other comprehensive income (loss)
Net unrealized holding gains on securities available-for-sale	925	589
Reclassification adjustment for (gains) losses realized	(359)	185
Net unrealized holding gains (losses) on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	63	(979)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	34
Other comprehensive income (loss) before tax	629	(171)
Income tax provision (benefit)	224	(60)
Other comprehensive income (loss) - net of tax	405	(111)
Comprehensive income	$1,005	$1,377

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2014
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2014	$71,378	$(2,372)	$21,902	$90,908
Net income	—	—	600	600
Other comprehensive income	—	405	—	405
Dividends declared ($0.06 per share)	—	—	(269)	(269)
Recognition of the fair value of share-based compensation	125	—	—	125
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(54)	—	—	(54)
Balance, March 31, 2014	$71,378	$(1,967)	$22,233	$91,644

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$600	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	885
Increase in cash surrender value of bank-owned life insurance	(96)	(97)
Provision for loan losses	147	134
Share-based compensation expense	125	29
Loss on other-than-temporary impairment of securities	—	34
Loss (gain) from sale of available-for-sale securities	(359)	185
Loans originated for sale	(76,952)	(236,800)
Proceeds from sale of loans	89,293	241,449
Gain on loans sold	(807)	(3,011)
Unrealized gain on loans held-for-sale	(197)	—
Loss on derivatives	104	—
Net change in:
Accrued interest receivable	242	59
Other assets	578	(132)
Accrued expenses and other liabilities	438	12,171
Net cash provided by operating activities	13,574	16,394
Investing Activities
Net change in loans	(31,281)	(422)
Net change in interest-bearing deposits	—	(1,500)
Maturities of securities available-for-sale	3,196	13,657
Proceeds from sale of securities available-for-sale	46,373	41,834
Purchase of securities available-for-sale	(72,231)	(64,231)
Purchase of premises and equipment	(24)	(4,815)
Net cash used in investing activities	(53,967)	(15,477)
Financing Activities
Net increase in deposits	54,557	15,976
Cash dividends paid	(264)	—
Repayment of FHLB advances	(10,000)	(15,000)
Other, net	(130)	—
Net cash provided by financing activities	44,163	976
Net Increase in Cash and Cash Equivalents	3,770	1,893
Cash and Cash Equivalents, Beginning of Period	53,690	32,513
Cash and Cash Equivalents, End of Period	$57,460	$34,406
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$2,186	$1,965
Cash paid during the period for taxes	—	50
Cash dividends declared, not paid	264	113
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar amounts in thousands except per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014 or any other period. The March 31, 2014 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent upon management’s estimates, judgments, and assumptions where changes in any of these could have a significant impact on the financial statements.

The condensed consolidated financial statements include the accounts of First Internet Bancorp (“Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (“Bank”), and the Bank’s wholly-owned subsidiary, JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations, and cash flows of the Company.

Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 financial statement presentation. These reclassifications had no effect on net income.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$600	$1,488
Weighted-average common shares	4,494,670	2,886,222
Basic earnings per common share	$0.13	$0.52

Diluted earnings per share
Net income applicable to diluted earnings per share	$600	$1,488
Weighted-average common shares	4,494,670	2,886,222
Dilutive effect of warrants	6,852	—
Dilutive effect of equity compensation	183	—
Weighted-average common and incremental shares	4,501,705	2,886,222
Diluted earnings per common share	$0.13	$0.52
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—

Note 3:         Securities

Securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$56,821	$462	$(1,409)	$55,874
Mortgage-backed and asset-backed securities – government-sponsored enterprises	144,860	942	(1,754)	144,048
Mortgage-backed and asset-backed securities – private labeled	1,227	6	(66)	1,167
Other securities	5,014	—	(1,234)	3,780
Total available-for-sale	$207,922	$1,410	$(4,463)	$204,869

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$57,569	$470	$(1,762)	$56,277
Municipals	46,126	1,080	(883)	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,058	696	(1,813)	73,941
Mortgage-backed and asset-backed securities – private labeled	1,313	9	(90)	1,232
Other securities	5,025	—	(1,389)	3,636
Total available-for-sale	$185,091	$2,255	$(5,937)	$181,409

The carrying value of securities at March 31, 2014 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$2,000	$1,969
One to five years	21,498	21,107
Five to ten years	9,373	9,275
After ten years	28,964	27,303
	61,835	59,654
Mortgage-backed and asset-backed securities – government-sponsored enterprises	144,860	144,048
Mortgage-backed and asset-backed securities – private labeled	1,227	1,167
Totals	$207,922	$204,869

Gross gains of $1,402 and $102, and gross losses of $1,043 and $287 resulting from sales of available for sale securities were realized for three month period ended March 31, 2014 and 2013, respectively. In 2014, the Company sold all securities that were held in its municipal securities portfolio at December 31, 2013. In the three month period ended March 31, 2014, the Company recorded a pretax gain on sale of securities of $359.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013 was $152,498

and $109,946, which is approximately 73% and 61%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$36,935	$(1,374)	$6,207	$(35)	$43,142	$(1,409)
Municipals	—	—	—	—	—	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	104,772	(1,754)	—	—	104,772	(1,754)
Mortgage-backed and asset-backed securities – private labeled	—	—	804	(66)	804	(66)
Other securities	1,969	(31)	1,811	(1,203)	3,780	(1,234)
	$143,676	$(3,159)	$8,822	$(1,304)	$152,498	$(4,463)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$43,085	$(1,761)	$14	$(1)	$43,099	$(1,762)
Municipals	14,105	(882)	351	(1)	14,456	(883)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	47,875	(1,813)	—	—	47,875	(1,813)
Mortgage-backed and asset-backed securities – private labeled	43	(1)	838	(89)	881	(90)
Other securities	1,962	(38)	1,673	(1,351)	3,635	(1,389)
	$107,070	$(4,495)	$2,876	$(1,442)	$109,946	$(5,937)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2014.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at March 31, 2014.

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

Other Securities

The Company’s unrealized loss on investments in other securities primarily consists of two investments.

The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The Company currently expects to recover the entire amortized cost basis of the investment. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is not more likely than not the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, it does not consider the remainder of the investment to be other than temporarily impaired at March 31, 2014.

The second investment is a $2,000 par investment in ALESCO IV Series B2 pooled trust security on which the Company recognized an other than temporary impairment loss. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The Company currently expects this security to settle at a price less than the contractual amount of the investment (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Company does not intend to sell the investment and it is unlikely the Company will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in ALESCO IV to be other-than-temporarily impaired at March 31, 2014.

The credit losses recognized in earnings during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Mortgage-backed and asset-backed securities – private labeled	—	34
Total credit losses recognized in earnings	$—	$34

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(33)
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	—
March 31, 2014	$1,150

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(266)
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	3
March 31, 2013	$1,505

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three months ended March 31, 2014 and 2013, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended March 31,		Affected Line Item in the Statements of Income
	2014	2013
Securities available for sale
Gain (loss) realized in earnings	$359	$(185)	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(34)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	359	(219)	Income Before Income Taxes
Tax expense (benefit)	126	(77)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$233	$(142)	Net Income

Note 4:        Loans Receivable

Loans that management intends to hold until maturity or pay off and for which the Company has the ability to hold for the foreseeable future are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Categories of loans include:

	March 31, 2014	December 31, 2013
Real estate loans
Residential	$192,733	$191,007
Commercial	166,800	142,429
Total real estate loans	359,533	333,436
Commercial loans	63,373	55,168
Consumer loans	104,694	107,562
Total loans	527,600	496,166
Deferred loan origination costs and premiums and discounts on purchased loans	4,649	4,987
Allowance for loan losses	(5,388)	(5,426)
Loans receivable - net of allowance for loan losses	$526,861	$495,727

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

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. Repayment on residential loans can be impacted by changes in property values on residential properties. Consumer loans are secured by consumer assets such as automobiles, horse trailers, or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type.  The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past twelve months.  Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan review processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, classified or graded loans as well as any changes in the value of underlying collateral.  Finally, the Company considers the effect of other external factors such as national, regional and local economic and business conditions, as well as competitive, legal and regulatory requirements. All criticized, classified, and impaired loans are evaluated for impairment by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

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

The following tables present changes in the balance of the ALLL during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,219	$2,517	$819	$871	$5,426
Provision (credit) charged to expense	(66)	179	52	(18)	147
Losses charged off	(122)	—	—	(169)	(291)
Recoveries	13	—	—	93	106
Balance, end of period	$1,044	$2,696	$871	$777	$5,388

	Three Months Ended March 31, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,149	$3,107	$371	$1,206	$5,833
Provision (credit) charged to expense	(81)	(25)	95	145	134
Losses charged off	(54)	—	—	(236)	(290)
Recoveries	8	—	—	63	71
Balance, end of period	$1,022	$3,082	$466	$1,178	$5,748

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014, and December 31, 2013:

	March 31, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$192,733	$166,800	$63,373	$104,694	$527,600
Ending balance: individually evaluated for impairment	1,181	1,051	—	325	2,557
Ending balance: collectively evaluated for impairment	$191,552	$165,749	$63,373	$104,369	$525,043
Allowance for loan losses:
Ending Balance	$1,044	$2,696	$871	$777	$5,388
Ending balance: individually evaluated for impairment	9	—	—	16	25
Ending balance: collectively evaluated for impairment	$1,035	$2,696	$871	$761	$5,363

	December 31, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$191,007	$142,429	$55,168	$107,562	$496,166
Ending balance: individually evaluated for impairment	1,684	1,054	—	339	3,077
Ending balance: collectively evaluated for impairment	$189,323	$141,375	$55,168	$107,223	$493,089
Allowance for loan losses:
Ending Balance	$1,219	$2,517	$819	$871	$5,426
Ending balance: individually evaluated for impairment	116	98	—	28	242
Ending balance: collectively evaluated for impairment	$1,103	$2,419	$819	$843	$5,184

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the eight risk grades is as follows:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$163,445	$62,617
6 Special Mention	2,304	756
7 Substandard	1,051	—
8 Doubtful	—	—
Total	$166,800	$63,373

	March 31, 2014
	Residential Real Estate	Consumer
Performing	$192,596	$104,553
Nonaccrual	137	141
Total	$192,733	$104,694

	December 31, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$139,052	$54,035
6 Special Mention	2,323	1,133
7 Substandard	1,054	—
8 Doubtful	—	—
Total	$142,429	$55,168

	December 31, 2013
	Residential Real Estate	Consumer
Performing	$190,377	$107,412
Nonaccrual	630	150
Total	$191,007	$107,562

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$74	$27	$111	$212	$192,521	$192,733	$137	$—
Commercial real estate	—	—	955	955	165,845	166,800	1,051	—
Commercial	—	—	—	—	63,373	63,373	—	—
Consumer	224	34	87	345	104,349	104,694	141	23
Total	$298	$61	$1,153	$1,512	$526,088	$527,600	$1,329	$23

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$122	$—	$603	$725	$190,282	$191,007	$630	$—
Commercial real estate	—	—	955	955	141,474	142,429	1,054	—
Commercial	—	—	—	—	55,168	55,168	—	—
Consumer	484	45	84	613	106,949	107,562	150	18
Total	$606	$45	$1,642	$2,293	$493,873	$496,166	$1,834	$18

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

The following table presents the Company’s impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential real estate loans	$1,155	$1,186	$—	$1,551	$1,842	$—
Commercial real estate loans	1,051	1,509	—	956	2,310	—
Commercial loans	—	—	—	—	—	—
Consumer loans	269	457	—	271	326	—
Total	2,475	3,152	—	2,778	4,478	—
Loans with a specific valuation allowance
Residential real estate loans	26	34	9	133	141	116
Commercial real estate loans	—	—	—	98	98	98
Commercial loans	—	—	—	—	—	—
Consumer loans	56	100	16	68	80	28
Total	82	134	25	299	319	242
Total impaired loans
Residential real estate loans	1,181	1,220	9	1,684	1,983	116
Commercial real estate loans	1,051	1,509	—	1,054	2,408	98
Commercial loans	—	—	—	—	—	—
Consumer loans	325	557	16	339	406	28
Total	$2,557	$3,286	$25	$3,077	$4,797	$242

The table below presents average balances and interest income recognized for impaired loans during both the three month periods ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,162	$7	$2,145	$7
Commercial real estate loans	1,052	—	—	—
Commercial loans	—	—	—	—
Consumer loans	296	4	365	—
Total	2,510	11	2,510	7
Loans with a specific valuation allowance
Residential real estate loans	26	—	232	—
Commercial real estate loans	—	—	2,466	1
Commercial loans	—	—	—	—
Consumer loans	78	—	110	—
Total	104	—	2,808	1
Total impaired loans
Residential real estate loans	1,188	7	2,377	7
Commercial real estate loans	1,052	—	2,466	1
Commercial loans	—	—	—	—
Consumer loans	374	4	475	—
Total	$2,614	$11	$5,318	$8

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

Loans classified as TDRs during the three months ended March 31, 2014 and 2013 are shown in the tables below. The 2014 and 2013 modifications consisted solely of maturity date concessions.

New TDRs During the Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	1	21	21	2	2	2
Total loans	1	$21	$21	2	$2	$2

There were no TDR loans which had payment defaults during the three months ended March 31, 2014 and 2013. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within twelve months of restructuring.

Note 5:        Premises and Equipment

Premises and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Land	$2,500	$2,500
Building and improvements	2,858	2,858
Furniture and equipment	4,571	4,883
Less: accumulated depreciation	(3,093)	(3,107)
	$6,836	$7,134

In 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. The Company acquired the property for the current and future operations of the Bank for $4,083. The cost basis of the building is being depreciated on a straight-line basis over 39 years.

Note 6:        Goodwill

The change in the carrying amount of goodwill for the periods ended March 31, 2014 and December 31, 2013 were:

Balance as of January 1, 2013	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	4,687
Changes in goodwill during the period	—
Balance as of March 31, 2014	$4,687

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

The Company recorded $125 of share-based compensation expense for the three month period ended March 31, 2014 related to awards made under the 2013 Plan. The Company recorded $0 share-based compensation expense in the same period of 2013 for the 2006 Stock Option Plan and the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2014, and activity for the three months ended March 31, 2014:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	46,232	$25.09	—	$—
Granted	4,445	22.50	889	22.50
Vested	(16,526)	24.92	(223)	22.50
Forfeited	—	—	—	—
Nonvested at March 31, 2014	34,151	$24.84	666	$22.50

At March 31, 2014, there were 701,586 shares from the 2013 Plan available for future grants.

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

For the three months ended March 31, 2013, the Company recorded $30 of expense, related to awards made from the Directors Deferred Stock Plan. Awards were granted on January 1 at fair value and vested from January 1 until December 31. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date. The Directors Deferred Stock Plan ended on December 31, 2013. In place of a similar plan for 2014, as of January 1, 2014, the Company issued tandem awards of shares of restricted stock and deferred stock units to each of its non-employee directors under the 2013 Plan. Each award had a grant date fair value of $20 and represents the non-cash component of the compensation payable for the directors' service during 2014. The economic terms of the awards are substantially the same as the non-cash retainer compensation the non-employee directors received for 2013 in the form of director deferred stock rights.

The following is an analysis of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2014:

Deferred Stock Rights
Outstanding, beginning of period	79,676
Granted	211
Exercised	—
Outstanding, end of period	79,887

All deferred stock rights granted during the 2014 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 8:        Fair Value of Financial Instruments

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

Loans Held-for-Sale

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		March 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$55,874	$—	$55,874	$—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	144,048	—	144,048	—
Mortgage-backed and asset-backed securities - private labeled	1,167	—	1,167	—
Other securities	3,780	1,969	—	1,811
Total available for sale securities	204,869	1,969	201,089	1,811
Loans held-for-sale (mandatory pricing agreements)	14,621	—	14,621	—
Forward contracts	32	32	—	—
Interest rate lock commitments	170	—	—	170

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$56,277	$—	$56,277	$—
Municipals	46,323	—	46,323	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	73,941	—	73,941	—
Mortgage-backed and asset-backed securities - private labeled	1,232	—	1,232	—
Other securities	3,636	1,963	—	1,673
Total available for sale securities	181,409	1,963	177,773	1,673
Loans held-for-sale (mandatory pricing agreements)	24,254	—	24,254	—
Forward contracts	227	227	—	—
Interest rate lock commitments	79	—	—	79

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

To mitigate the volatility reported in earnings caused by measuring related assets and liabilities differently, the Company has elected the fair value option for the hedged item, mortgage loans held-for-sale under mandatory pricing agreements that were originated on or after April 1, 2013. The Company continues to record mortgage loans held-for-sale under best-efforts pricing agreements at the lower of cost or fair value. Prior to April 1, 2013, all mortgage loans held-for-sale were carried at the lower of cost or fair value.

The following table presents the fair value and aggregate principal balance of loans held-for-sale under the fair value option:

	March 31, 2014			December 31, 2013
	Aggregate Value	Gain	Fair Value	Aggregate Value	Loss	Fair Value
Loans held-for-sale	$14,424	$197	$14,621	$24,258	$(4)	$24,254

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Securities Available for Sale	Interest Rate Lock Commitments
Balance, January 1, 2014	$1,673	$79
Total realized and unrealized gains
Included in net income	—	91
Included in other comprehensive income	138	—
Balance, March 31, 2014	$1,811	$170

Balance, January 1, 2013	$840	$—
Total realized and unrealized gains
Included in net income	—	—
Included in other comprehensive income	328	—
Balance, March 31, 2013	$1,168	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral, less costs to sell, for collateral dependent loans.

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2014 and December 31, 2013:

		March 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$89	$—	$—	$89

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$137	$—	$—	$137

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,811	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	5.25% - 10.75% 2% - 100% 85% - 100% 0% - 100%
Collateral dependent impaired loans	$89	Fair value of collateral	Discount for type of property and current market conditions	0% - 42%
IRLCs	$170	Discounted cash flow	Loan closing rates	52% - 94%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,673	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	6% - 12.5% 2% - 100% 85% – 100% 0% - 100%
Collateral dependent impaired loans	$137	Fair value of collateral	Discount for type of property and current market conditions	0% - 54%
IRLCs	$79	Discounted cash flow	Loan closing rates	53% - 97%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value:

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Loans Held-for-Sale

The fair value of these financial instruments approximates carrying value.

Interest-Bearing Time Deposits

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

Subordinated Debt

The fair value of our subordinated debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar type of borrowing arrangements.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2014 and December 31, 2013.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$57,460	$57,460	$—	$—
Interest-bearing time deposits	2,500	2,500	—	—
Loans held-for-sale (best efforts pricing agreements)	2,652	—	2,652	—
Loans receivable – net	526,861	—	—	527,097
Accrued interest receivable	2,662	2,662	—	—
FHLB stock	2,943	—	2,943	—
Deposits	727,652	386,982	—	345,452
FHLB advances	21,819	—	23,247	—
Accrued interest payable	83	83	—	—
Subordinated debt	2,809	—	2,959	—

	December 31, 2013 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,690	$53,690	$—	$—
Interest-bearing time deposits	2,500	2,500	—	—
Loans held-for-sale (best efforts pricing agreements)	4,356	—	4,356	—
Loans receivable - net	495,727	—	—	500,447
Accrued interest receivable	2,904	2,904	—	—
FHLB stock	2,943	—	2,943	—
Deposits	673,095	362,634	—	315,179
FHLB advances	31,793	—	33,415	—
Accrued interest payable	102	102	—	—
Subordinated debt	2,789	—	2,978	—

Note 9:        Derivative Financial Instruments

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

Each of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

At March 31, 2014 and December 31, 2013 the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$18,658	$170	$20,752	$79
Forward contracts	27,617	32	30,628	227

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2014 and 2013 were as follows:

	Amount of gain / (loss) recognized in the three months ended
	March 31, 2014	March 31, 2013
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$91	$—
Forward contracts	(195)	—

Note 10:        Subordinated Debenture

On June 28, 2013, the Company entered into a subordinated debenture purchase agreement with a third party and issued a subordinated debenture in the principal amount of $3,000, which bears interest at a fixed annual rate of 8.00%, and is scheduled to mature on June 28, 2021; however, the Company can repay the debenture without premium or penalty at any time after June 28, 2016. The debenture qualifies for treatment as Tier 2 capital for regulatory capital purposes. The purchase agreement and the debenture contain customary subordination provisions and events of default; however, the right of the investor to accelerate the payment of the debenture is limited to bankruptcy or insolvency.

As partial inducement for the third party to purchase the debenture, the Company issued to the third party a warrant to purchase up to 48,750 shares of common stock, at an initial per share exercise price equal to $19.33. The warrant will become exercisable on June 28, 2014, and unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

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

Note 11:     Shareholders' Equity

In 2013, the Company completed a public offering of 1.587 million shares of its common stock and received net proceeds of approximately $29,101.

Note 12:     Accounting Developments

Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (January 2014)

This Update permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update should be applied retrospectively to all periods presented. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (January 2014)

The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank, an Indiana chartered bank. The Bank was the first state-chartered, FDIC-insured Internet bank. We offer a full complement of retail (consumer) deposit and loan products and services on a nationwide basis. We conduct our retail operations primarily over the Internet and have no branch offices.

The Bank commenced banking operations in 1999 and grew organically in the consumer market in its early years by adding new customers, products, and capabilities through its Internet-based platform. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. In 2007, we acquired Indianapolis-based Landmark Financial Corporation. The acquisition merged Landmark Savings Bank, FSB, into the Bank. The Landmark acquisition added a turnkey retail mortgage lending operation that we then expanded on a nationwide basis through our Internet platform. Since then, we have added commercial real estate (CRE) lending, including a nationwide credit tenant lease financing program, and more recently, commercial and industrial (C&I) lending and business banking/treasury management services to meet the needs of high-quality, under-served commercial borrowers and depositors. Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

Results of Operations
(dollar amounts in thousands except share and per share data)

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

•
Net income was $600, or $0.13 per diluted share, compared to $1,488, or $0.52 per diluted share, for the prior year period. The decline in net income was primarily due to a 70% decrease in mortgage banking income, reflecting the nationwide slowdown of residential mortgage refinancing activity that began in the second half of 2013. Per share net income was also impacted by the 1.62 million increase in outstanding common shares (diluted), most of which is attributable to the Company's fourth quarter 2013 public offering.

•
Net interest income increased 25% to $4,866 compared to $3,893 for the prior year period. The increase was the result of greater revenue from a growing loan portfolio of commercial and residential mortgage loans. Cost of funds declined to 1.22% for the period ending March 31, 2014 from 1.39% in the period ending March 31, 2013 as longer-term maturing CDs were replaced at lower rates. Net interest margin was 2.51% in the three months ended March 31, 2014 compared to 2.60% in the same period of 2013. During the quarter, the timing of loans funded and the repositioning of the securities portfolio to address interest rate risk left above-average cash on the balance sheet, which had a negative impact on net interest margin.

•
In the three months ended March 31, 2014, noninterest income decreased 49% over the same period in 2013. Noninterest income included a $359 gain on the sale of securities that partially offset a $2,111 year-over-year decline in income from mortgage banking activities. Noninterest income as a percentage of average assets decreased from 1.91% for the three months ended March 31, 2013 to 0.75% for the three months ended March 31, 2014.

•
Income, defined as interest income plus noninterest income, as a percentage of average assets decreased from 5.65% for the three months ended March 31, 2013 to 4.23% for the three months ended March 31, 2014. The decrease reflects the Company's 30% growth in average assets from the year-ago period.

•
Noninterest expense rose 20% in the three months ended March 31, 2014 versus the same period in 2013, as the Company added revenue-producing lending teams in key markets. In the past year, the Company added experienced talent in commercial banking and launched loan production offices to support its asset-generating efforts. Noninterest expense to average assets decreased from 2.92% in the three months ended March 31, 2013 to 2.69% in the three months ended March 31, 2014.

•	Return on average assets for the 2014 period was 0.30% compared to 0.94% for the prior year period.

•	Return on average equity for the 2014 period was 2.64% compared to 9.64% for the prior year period.

•	Net charge-offs as a percentage of average loans were 0.14% for the three months ended March 31, 2014 compared to 0.21% for the prior year period.

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

Average Balance Sheets

(dollars in thousands)	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$537,620	$6,129	4.62%	$424,028	$5,042	4.82%
Investment securities – taxable	241,645	846	1.42%	142,060	484	1.38%
Investment securities – non-taxable	7,241	58	3.25%	41,269	303	2.98%
Total interest-earning assets	786,506	7,033	3.63%	607,357	5,829	3.89%

Noninterest-earning assets	32,504			24,182
Total assets	$819,010			$631,539

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$18,541	$28	0.61%	$13,372	$19	0.58%
Interest-bearing demand deposits	70,347	95	0.55%	68,540	93	0.55%
Money market accounts	262,982	474	0.73%	204,543	379	0.75%
Certificates and brokered deposits	328,092	1,263	1.56%	230,850	1,137	2.00%
Total interest-bearing deposits	679,962	1,860	1.11%	517,305	1,628	1.28%

Other borrowings	25,156	307	4.95%	32,084	308	3.89%
Total interest-bearing liabilities	705,118	2,167	1.25%	549,389	1,936	1.43%

Noninterest-bearing deposits	18,159			16,466
Other non-interest bearing liabilities	3,679			3,982
Total liabilities	726,956			569,837

Shareholders’ equity	92,054			61,702
Total liabilities and equity	$819,010			631,539

Net interest income		$4,866			$3,893

Interest rate spread(1)			2.38%			2.46%
Net interest margin(2)			2.51%			2.60%
Average interest-earning assets to average interest-bearing liabilities			111.54%			110.55%
(1) Yield on interest-earning assets minus cost of interest-bearing liabilities
(2) Net interest income divided by interest-earning assets

Rate/Volume Analysis

The following tables set forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Three Months ended March 31, 2014 vs. 2013 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$2,410	$(1,323)	$1,087
Investment securities – taxable	348	14	362
Investment securities – non-taxable	(421)	176	(245)
Total	2,337	(1,133)	1,204

Interest expense
Deposits	1,590	(1,358)	232
Other interest-bearing liabilities	(301)	300	(1)
Total	1,289	(1,058)	231

Increase (decrease) in net interest income	$1,048	$(75)	$973

Financial Condition
(dollar amounts in thousands except share and per share data)

Comparison of March 31, 2014 to December 31, 2013

•Total assets were $848,119 at March 31, 2014 compared to $802,342 at December 31, 2013.

•
Net loans receivable increased 6% from $495,727 at December 31, 2013 to $526,861 at March 31, 2014. Total commercial and industrial loan balances increased 15% at March 31, 2014 versus December 31, 2013. Commercial real estate loans, which include owner occupied loans, represented an increase of 17% at March 31, 2014 from December 31, 2013. Credit tenant lease financing experienced the largest growth within the commercial real estate portfolio, up 26% since December 31, 2013.

•
Credit quality continued to improve during the period. Nonperforming assets as a percentage of total assets decreased to 0.81% at March 31, 2014 from 0.90% at December 31, 2013. Nonperforming loans to total loans receivable was 0.26% at March 31, 2014 compared with 0.37% at December 31, 2013. The allowance for loan losses to total nonperforming loans was 398.52% and the allowance for loan losses to total loans receivable was 1.02% at March 31, 2014.

•
Loans held-for-sale totaled $17,273 at March 31, 2014 compared to $28,610 for December 31, 2013. The decrease is attributable to the volume of mortgage loans closed in the three month period ended March 31, 2014, which decreased 39% from the three month period ending December 31, 2013, reflecting the nationwide slowdown of residential mortgage refinancing activity that began in the second half of 2013.

•	Total deposits grew to $727,652 at March 31, 2014, compared with $673,095 at December 31, 2013, with a lower cost of funds and without the use of brokered deposits.

•
Tangible common equity increased $736 from $86,221 at December 31, 2013 to $86,957 at March 31, 2014. Tangible book value per common share increased 1% from $19.38 at December 31, 2013 to $19.54 at March 31, 2014.

Loan Portfolio Analysis

The table below provides a detailed listing of the Company's loan portfolio:

(dollars in thousands)	March 31, 2014		December 31, 2013
Real estate loans:
Residential Mortgage	$156,057	29.58%	$153,101	30.86%
Home Equity Lines of Credit	36,676	6.95%	37,906	7.64%
Commercial – Credit tenant lease	105,847	20.06%	84,173	16.96%
Commercial – Other	60,953	11.55%	58,256	11.74%
Total real estate loans	359,533	68.14%	333,436	67.20%

Commercial loans	63,373	12.01%	55,168	11.12%
Consumer loans – Trailers	67,340	12.76%	68,991	13.90%
Consumer loans – Recreational vehicle	33,892	6.42%	34,738	7.00%
Consumer loans – Other	3,462	0.67%	3,833	0.78%
Total loans	527,600	100.00%	496,166	100.00%
Net deferred loan fees, premiums and discounts	4,649		4,987
Allowance for losses	(5,388)		(5,426)
Net loans receivable	$526,861		$495,727

Asset Quality and Allowance for Loan Loss

(dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Real estate loans:
Residential	$137	$630
Commercial	1,051	1,054
Total real estate loans	1,188	1,684
Commercial loans	—	—
Consumer loans	141	150
Total nonaccrual loans	1,329	1,834

Accruing loans past due 90 days or more:
Real estate loans:
Residential	—	—
Commercial	—	—
Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	23	18
Total accruing loans past due 90 days or more	23	18

Total nonperforming loans	1,352	1,852

Other real estate owned:
Residential	368	368
Commercial	4,283	4,013
Total other real estate owned	4,651	4,381

Other nonperforming assets	909	956

Total nonperforming assets	$6,912	$7,189

Total nonperforming loans to total loans	0.26%	0.37%
Total nonperforming assets to total assets	0.81%	0.90%

Troubled Debt Restructurings

(dollars in thousands)	March 31, 2014	December 31, 2013
Troubled debt restructurings – nonaccrual	$26	$27
Troubled debt restructurings – performing	1,229	1,243
Total troubled debt restructurings	$1,255	$1,270

Total nonperforming assets decreased $277, or 4% at March 31, 2014, from $7,189 at December 31, 2013. Total nonperforming loans decreased by $500, or 27%, from December 31, 2013 to March 31, 2014 reflecting a $781 decrease in delinquencies. The Company has one commercial property in other real estate owned at March 31, 2014. This property consists of two buildings which are residential units on a college campus. Improvements have been made in collaboration with the university and the property continues to be occupied.

Nonperforming assets and troubled debt restructurings to total assets decreased from 1.05% at December 31, 2013 to 0.96% at March 31, 2014. The allowance for loan losses as a percentage of total loans receivable decreased from 1.09% at December 31, 2013 to 1.02% at March 31, 2014.

Nonperforming loans are comprised of loans past due 90 days or more and other nonaccrual loans. Nonperforming assets include nonperforming loans, impaired investment securities, other real estate owned, and other assets which are primarily repossessed vehicles.

Deposits

(dollars in thousands)	March 31, 2014		December 31, 2013
Regular savings accounts	$21,790	2.99%	$14,330	2.13%
Non-interest bearing	17,047	2.34%	19,386	2.88%
Interest-bearing	76,447	10.51%	73,748	10.96%
Money market accounts	271,698	37.34%	255,169	37.91%
Certificates of deposit	322,883	44.37%	292,685	43.48%
Brokered deposits	17,890	2.46%	17,890	2.66%
Premiums on brokered deposits	(103)	(0.01)%	(113)	(0.02)%
Total	$727,652	100.00%	$673,095	100.00%

Our independence from a traditional branch delivery system permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. As noted in the table above, total deposits increased $54,557, or 8%, to $727,652 at March 31, 2014 from $673,095 at December 31, 2013.

Investment Securities

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated:

(dollars in thousands)	March 31, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$56,821	$55,874	$57,569	$56,277
Municipals	—	—	46,126	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	144,860	144,048	75,058	73,941
Mortgage-backed and asset-backed securities – private labeled	1,227	1,167	1,313	1,232
Other securities	5,014	3,780	5,025	3,636
Total securities available for sale	$207,922	$204,869	$185,091	$181,409

At March 31, 2014, the Company had investments in two different trust preferred collateralized debt obligations ("CDOs"): ALESCO IV and I-PreTSL I. The Company placed the ALESCO IV CDO on nonaccrual status in 2009 and never capitalized any “payment in kind” (“PIK”) interest payments to the principal balance of the security.  The Company intends to keep this security on nonaccrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of this security, among other factors, indicates potential OTTI and accordingly, we utilized an independent third party for the valuation of the CDOs as of March 31, 2014. Based on this valuation and our review of the assumptions and methodologies used, we believe the amortized costs recorded for our CDO investments accurately reflects the position of these securities at March 31, 2014.

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

The ALESCO IV CDO is included in the list of non-exclusive issuers that are not subject to the Volcker Rule. Management has analyzed the terms of I-PreTSL I, which was not included on the non-exclusive issuer list, and the criteria under the interim final rule, and have concluded that it is more likely than not that we will be able to hold this security to recovery under the final Volcker Rule regulations.

Premises and Equipment

The Bank does not serve its retail or commercial customer base through a branch network. During 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate in Fishers, Indiana for $4,083. The Bank uses the Fishers property for some of its administrative operations and not as a branch. The Company's headquarters, located in Indianapolis, Indiana, is leased. The Bank also operates loan production offices from leased spaces in Tempe, Arizona and Portland, Oregon.

Shareholders’ Equity

Shareholders’ equity increased to $91,644 at March 31, 2014 compared to $90,908 at December 31, 2013. This was the result of net income for the three months ended March 31, 2014 of $600, other comprehensive income of $405, and the recognition of $125 of the fair value of share based compensation. These increases were offset by $269 of dividends declared on common stock, $71 of common stock redeemed for the net settlement of share-based awards, and other changes of $54. Tangible common equity to tangible assets decreased from 10.81% at December 31, 2013 to 10.31% at March 31, 2014.

At March 31, 2014, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations.

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital (to risk-weighted assets)
Consolidated	$97,312	16.57%	$46,986	8.0%	N/A	N/A
Bank	78,762	13.45%	46,852	8.0%	58,565	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	88,924	15.14%	23,493	4.0%	N/A	N/A
Bank	73,374	12.53%	23,426	4.0%	35,139	6.0%
Tier 1 capital (to average assets)
Consolidated	88,924	10.88%	32,681	4.0%	N/A	N/A
Bank	73,374	9.00%	32,619	4.0%	40,773	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. Most recently, the Bank's Board of Directors declared a cash dividend of $250 in June 2013. There have been no subsequent declaration of dividends by the Bank.

The Company’s Board of Directors declared a cash dividend for the first quarter of 2014 of $0.06 per share of common stock payable April 15, 2014 to shareholders of record on March 31, 2014. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints and other factors.

At March 31, 2014, the Company had $264,829 in cash, interest-bearing time deposits, and investment securities available for sale and $17,273 in loans held-for-sale that were generally available for our cash needs compared to $237,599 and $28,610 at December 31, 2013, respectively. At March 31, 2014, the Company had the ability to borrow an additional $96,000 in FHLB advances and correspondent bank fed funds line of credit draws. At March 31, 2014, the Company, on an unconsolidated basis, had $17,164 in cash generally available for its cash needs.

We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, we may require additional capital resources to accommodate continued growth.

At March 31, 2014, approved outstanding loan commitments, including unused lines of credit, amounted to $57,460 compared to $49,100 at December 31, 2013. Commercial unfunded loan commitments accounted for $7,075 of the increase as the Company continued to expand its commercial lending business. Certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $171,746. Generally, we believe that a majority of maturing deposits will remain with the Bank due to our competitive rates.

Non-GAAP Performance Measures

Tangible common equity, tangible assets, and tangible book value per common share are financial performance measures not recognized in U.S. GAAP. Our management, banking regulators, many financial analysts, and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share, or related measures should not be considered as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these measures may differ from those of other companies reporting measures with similar names. The following table reconciles these non-GAAP performance measures and a capital ratio using such measures to the most directly comparable GAAP measure or ratio.

(dollars in thousands, except share data)	March 31, 2014	December 31, 2013
Total equity - GAAP	$91,644	$90,908
Adjustments
Goodwill	(4,687)	(4,687)
Tangible common equity	$86,957	$86,221

Total assets - GAAP	$848,119	$802,342
Adjustments
Goodwill	(4,687)	(4,687)
Tangible assets	$843,432	$797,655

Total common shares	4,449,619	4,448,326

Book value per common share	$20.60	$20.44
Effect of adjustment	(1.06)	(1.06)
Tangible book value per common share	$19.54	$19.38

Total shareholders’ equity to assets ratio	10.81%	11.33%
Effect of adjustment	(0.50)	(0.52)
Tangible common equity to tangible assets ratio	10.31%	10.81%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Future Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $27,617 and $30,628, respectively. These contracts mature in less than one year. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2013 Equity Plan, employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of equity awards, including restricted stock awards. The following table provides information with respect to shares withheld by the Company to satisfy these obligations to the extent employees elected for the Company to withhold such shares. These repurchases were not part of any publicly announced stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31	3,152	$22.50
February 1-28	—	—
March 1-31	—	—
Total	3,152	$22.50

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
10.1	2014 Senior Management Bonus Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 5/14/2014	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 5/14/2014	By	/s/ Kay E. Whitaker
Kay E. Whitaker, Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
10.1	2014 Senior Management Bonus Plan	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically