Form 10-Q
period 2014-06-30
First Internet Bancorp
filed 2014-08-12
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period June 30, 2014
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

As of August 8, 2014, the registrant had 4,449,619 shares of common stock issued and outstanding.

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

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$1,926	$2,578
Interest-bearing demand deposits	18,718	51,112
Total cash and cash equivalents	20,644	53,690
Interest-bearing time deposits	2,000	2,500
Securities available-for-sale - at fair value (amortized cost of $159,393 and $185,091, respectively)	159,528	181,409
Loans held-for-sale (includes $19,130 and $24,254 at fair value, respectively)	21,466	28,610
Loans receivable	631,678	501,153
Allowance for loan losses	(5,140)	(5,426)
Net loans receivable	626,538	495,727
Accrued interest receivable	2,694	2,904
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of bank-owned life insurance	12,128	11,935
Premises and equipment, net	7,133	7,134
Goodwill	4,687	4,687
Other real estate owned	4,664	4,381
Accrued income and other assets	3,682	6,422
Total assets	$868,107	$802,342
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$19,065	$19,386
Interest-bearing deposits	725,108	653,709
Total deposits	744,173	673,095
Advances from Federal Home Loan Bank	21,845	31,793
Subordinated debt	2,831	2,789
Accrued interest payable	96	102
Accrued expenses and other liabilities	4,628	3,655
Total liabilities	773,573	711,434
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,449,619 and 4,448,326 shares issued and outstanding, respectively	71,509	71,378
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	22,938	21,902
Accumulated other comprehensive income (loss)	87	(2,372)
Total shareholders’ equity	94,534	90,908
Total liabilities and shareholders’ equity	$868,107	$802,342
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans	$6,571	$4,861	$12,700	$9,903
Securities – taxable	1,041	902	1,887	1,386
Securities – non-taxable	—	396	58	699
Total interest income	7,612	6,159	14,645	11,988
Interest Expense
Deposits	1,922	1,656	3,782	3,284
Other borrowed funds	317	267	624	575
Total interest expense	2,239	1,923	4,406	3,859
Net Interest Income	5,373	4,236	10,239	8,129
Provision (Credit) for Loan Losses	(73)	24	74	158
Net Interest Income After Provision (Credit) for Loan Losses	5,446	4,212	10,165	7,971
Noninterest Income
Service charges and fees	187	179	354	338
Mortgage banking activities	1,229	3,457	2,129	6,468
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	—	(15)	—	(994)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	945
Other-than-temporary impairment loss recognized in net income	—	(15)	—	(49)
Gain (loss) on sale of securities	125	19	484	(166)
Loss on asset disposals	(18)	(8)	(31)	(87)
Other	99	87	197	202
Total noninterest income	1,622	3,719	3,133	6,706
Noninterest Expense
Salaries and employee benefits	3,021	2,846	6,076	5,225
Marketing, advertising, and promotion	394	455	776	827
Consulting and professional services	494	561	952	1,214
Data processing	239	232	476	446
Loan expenses	136	285	250	365
Premises and equipment	666	616	1,268	934
Deposit insurance premium	138	115	282	227
Other	472	415	918	850
Total noninterest expense	5,560	5,525	10,998	10,088
Income Before Income Taxes	1,508	2,406	2,300	4,589
Income Tax Provision	531	694	723	1,389
Net Income	$977	$1,712	$1,577	$3,200
Income Per Share of Common Stock
Basic	$0.22	$0.59	$0.35	$1.11
Diluted	$0.22	$0.59	$0.35	$1.11
Weighted-Average Number of Common Shares Outstanding
Basic	4,496,219	2,888,260	4,495,449	2,887,207
Diluted	4,504,302	2,888,260	4,503,010	2,887,207
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.10

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$977	$1,712	$1,577	$3,200
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	2,625	(5,048)	3,550	(4,459)
Reclassification adjustment for (gains) losses realized	(125)	(19)	(484)	166
Net unrealized holding gains (losses) on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	688	(15)	751	(994)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	15	—	49
Other comprehensive income (loss) before tax	3,188	(5,067)	3,817	(5,238)
Income tax provision (benefit)	1,134	(1,774)	1,358	(1,834)
Other comprehensive income (loss) - net of tax	2,054	(3,293)	2,459	(3,404)
Comprehensive income (loss)	$3,031	$(1,581)	$4,036	$(204)

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2014
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2014	$71,378	$(2,372)	$21,902	$90,908
Net income	—	—	1,577	1,577
Other comprehensive income	—	2,459	—	2,459
Dividends declared ($0.12 per share)	—	—	(541)	(541)
Recognition of the fair value of share-based compensation	252	—	—	252
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(50)	—	—	(50)
Balance, June 30, 2014	$71,509	$87	$22,938	$94,534

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$1,577	$3,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,004	1,265
Increase in cash surrender value of bank-owned life insurance	(193)	(196)
Provision for loan losses	74	158
Share-based compensation expense	252	60
Loss on other-than-temporary impairment of securities	—	49
Loss (gain) from sale of available-for-sale securities	(484)	166
Loans originated for sale	(161,992)	(512,531)
Proceeds from sale of loans	171,434	537,627
Gain on loans sold	(1,908)	(6,465)
Unrealized loss (gain) on loans held-for-sale	(390)	1,127
Loss (gain) on derivatives	169	(1,130)
Net change in:
Accrued interest receivable	210	(75)
Accrued income and other assets	1,267	1,758
Accrued expenses and other liabilities	658	950
Net cash provided by operating activities	11,678	25,963
Investing Activities
Net change in loans	(73,596)	(9,137)
Net change in interest bearing deposits	500	(2,500)
Maturities of securities available for sale	8,946	22,064
Proceeds from sale of securities available for sale	113,587	41,040
Purchase of securities available for sale	(96,803)	(103,526)
Purchase of premises and equipment	(557)	(7,326)
Loans purchased	(57,217)	—
Net cash used in investing activities	(105,140)	(59,385)
Financing Activities
Net increase in deposits	71,078	30,471
Cash dividends paid	(529)	(114)
Proceeds from issuance of subordinated debt and related warrants	—	3,000
Proceeds from FHLB advances	30,000	—
Repayment of FHLB advances	(40,000)	(17,000)
Other, net	(133)	—
Net cash provided by financing activities	60,416	16,357
Net Decrease in Cash and Cash Equivalents	(33,046)	(17,065)
Cash and Cash Equivalents, Beginning of Period	53,690	32,513
Cash and Cash Equivalents, End of Period	$20,644	$15,448
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$4,412	$3,879
Cash paid during the period for taxes	—	723
Loans transferred to real estate owned	—	507
Cash dividends declared, not paid	265	169
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar amounts in thousands except per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014 or any other period. The June 30, 2014 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$977	$1,712
Weighted-average common shares	4,496,219	2,888,260
Basic earnings per common share	$0.22	$0.59
Diluted earnings per share
Net income applicable to diluted earnings per share	$977	$1,712
Weighted-average common shares	4,496,219	2,888,260
Dilutive effect of warrants	4,835	—
Dilutive effect of equity compensation	3,248	—
Weighted-average common and incremental shares	4,504,302	2,888,260
Diluted earnings per common share	$0.22	$0.59
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	48,750

	Six Months Ended June 30,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$1,577	$3,200
Weighted-average common shares	4,495,449	2,887,207
Basic earnings per common share	$0.35	$1.11
Diluted earnings per share
Net income applicable to diluted earnings per share	$1,577	$3,200
Weighted-average common shares	4,495,449	2,887,207
Dilutive effect of warrants	5,838	—
Dilutive effect of equity compensation	1,723	—
Weighted-average common and incremental shares	4,503,010	2,887,207
Diluted earnings per common share	$0.35	$1.11
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	48,750

Note 3:         Securities

Securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$20,204	$174	$(450)	$19,928
Mortgage-backed and asset-backed securities – government-sponsored enterprises	137,189	1,272	(856)	137,605
Other securities	2,000	—	(5)	1,995
Total available-for-sale	$159,393	$1,446	$(1,311)	$159,528

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$57,569	$470	$(1,762)	$56,277
Municipals	46,126	1,080	(883)	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,058	696	(1,813)	73,941
Mortgage-backed and asset-backed securities – private labeled	1,313	9	(90)	1,232
Other securities	5,025	—	(1,389)	3,636
Total available-for-sale	$185,091	$2,255	$(5,937)	$181,409

The carrying value of securities at June 30, 2014 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$2,009	$2,004
One to five years	3,697	3,689
Five to ten years	949	952
After ten years	15,549	15,278
	22,204	21,923
Mortgage-backed and asset-backed securities – government-sponsored enterprises	137,189	137,605
Totals	$159,393	$159,528

In the three months ended June 30, 2014, the Company continued the restructuring and repositioning of its securities portfolio that began in early 2014 by selling a portion of the portfolio, including the ALESCO IV and I-PreTSL I collateralized debt obligations. During the three months ended March 31, 2014, the Company sold all of the municipal securities that were held in the securities portfolio at December 31, 2013. The actions taken in 2014 are intended to further mitigate interest rate risk and credit risk, while also reducing the overall size of the securities portfolio.

Gross gains of $898 and $24, and gross losses of $773 and $5 resulting from sales of available for sale securities were realized for the three months ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2014 and 2013, gross gains of $2,299 and $126 and gross losses of $1,815 and $292 were recognized, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013 was $43,923 and $109,946, which is approximately 28% and 61%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$537	$(2)	$10,886	$(448)	$11,423	$(450)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	—	—	30,505	(856)	30,505	(856)
Other securities	—	—	1,995	(5)	1,995	(5)
	$537	$(2)	$43,386	$(1,309)	$43,923	$(1,311)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$43,085	$(1,761)	$14	$(1)	$43,099	$(1,762)
Municipals	14,105	(882)	351	(1)	14,456	(883)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	47,875	(1,813)	—	—	47,875	(1,813)
Mortgage-backed and asset-backed securities – private labeled	43	(1)	838	(89)	881	(90)
Other securities	1,962	(38)	1,673	(1,351)	3,635	(1,389)
	$107,070	$(4,495)	$2,876	$(1,442)	$109,946	$(5,937)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2014.

Mortgage-Backed Securities

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other than temporarily impaired at June 30, 2014.

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

Other Securities

The Company’s unrealized loss on investments in other securities at December 31, 2013 primarily consists of two investments, both of which were sold in the second quarter of 2014.

The first investment is a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The second investment is a $2,000 par investment in ALESCO IV Series B2 pooled trust security on which the Company recognized an other-than-temporary impairment loss. The unrealized loss was primarily caused by (a) a decrease in performance and (b) a sector downgrade by several industry analysts. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The credit losses recognized in earnings during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013
Mortgage-backed and asset-backed securities – private labeled	—	15
Total credit losses recognized in earnings	$—	$15

	Six Months Ended June 30,
	2014	2013
Mortgage-backed and asset-backed securities – private labeled	—	49
Total credit losses recognized in earnings	$—	$49

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

Accumulated Credit Losses
Credit losses on debt securities held
April 1, 2014	$1,150
Realized losses related to OTTI	(1,106)
Recoveries related to OTTI	(44)
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	—
June 30, 2014	$—

Accumulated Credit Losses
Credit losses on debt securities held
April 1, 2013	$1,505
Realized losses related to OTTI	(178)
Recoveries related to OTTI	—
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	15
June 30, 2013	$1,342

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	—
June 30, 2014	$—

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(444)
Recoveries related to OTTI	—
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	18
June 30, 2013	$1,342

Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the condensed consolidated statements of income during the three and six months ended June 30, 2014 and 2013, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Three Months Ended June 30,		Affected Line Item in the Statements of Income
	2014	2013
Securities available for sale
Gain realized in earnings	$125	$19	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(15)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	125	4	Income Before Income Taxes
Tax expense	39	1	Income Tax Provision
Total reclassifications out of accumulated other comprehensive income (loss)	$86	$3	Net Income

	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the Six Months Ended June 30,		Affected Line Item in the Statements of Income
	2014	2013
Securities available for sale
Gain (loss) realized in earnings	$484	$(166)	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(49)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	484	(215)	Income Before Income Taxes
Tax expense (benefit)	165	(75)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive income (loss)	$319	$(140)	Net Income

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

Categories of loans include:

	June 30, 2014	December 31, 2013
Real estate loans
Residential	$250,262	$191,007
Commercial	201,591	142,429
Total real estate loans	451,853	333,436
Commercial loans	71,997	55,168
Consumer loans	102,843	107,562
Total loans	626,693	496,166
Deferred loan origination costs and premiums and discounts on purchased loans	4,985	4,987
Allowance for loan losses	(5,140)	(5,426)
Loans receivable - net of allowance for loan losses	$626,538	$495,727

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

Provision (Credit) for Loan Losses

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

The following tables present changes in the balance of the ALLL during the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,044	$2,696	$871	$777	$5,388
Provision (credit) charged to expense	239	(302)	(136)	126	(73)
Losses charged off	(89)	—	—	(166)	(255)
Recoveries	9	1	—	70	80
Balance, end of period	$1,203	$2,395	$735	$807	$5,140

	Six Months Ended June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,219	$2,517	$819	$871	$5,426
Provision (credit) charged to expense	173	(123)	(84)	108	74
Losses charged off	(211)	—	—	(335)	(546)
Recoveries	22	1	—	163	186
Balance, end of period	$1,203	$2,395	$735	$807	$5,140

	Three Months Ended June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,022	$3,082	$466	$1,178	$5,748
Provision (credit) charged to expense	(49)	74	11	(12)	24
Losses charged off	—	(238)	—	(162)	(400)
Recoveries	11	—	70	74	155
Balance, end of period	$984	$2,918	$547	$1,078	$5,527

	Six Months Ended June 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,149	$3,107	$371	$1,206	$5,833
Provision (credit) charged to expense	(130)	49	106	133	158
Losses charged off	(54)	(238)	—	(398)	(690)
Recoveries	19	—	70	137	226
Balance, end of period	$984	$2,918	$547	$1,078	$5,527

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014, and December 31, 2013:

	June 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$250,262	$201,591	$71,997	$102,843	$626,693
Ending balance: individually evaluated for impairment	1,059	1,048	—	241	2,348
Ending balance: collectively evaluated for impairment	$249,203	$200,543	$71,997	$102,602	$624,345
Allowance for loan losses:
Ending Balance	$1,203	$2,395	$735	$807	$5,140
Ending balance: individually evaluated for impairment	—	—	—	23	23
Ending balance: collectively evaluated for impairment	$1,203	$2,395	$735	$784	$5,117

	December 31, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$191,007	$142,429	$55,168	$107,562	$496,166
Ending balance: individually evaluated for impairment	1,684	1,054	—	339	3,077
Ending balance: collectively evaluated for impairment	$189,323	$141,375	$55,168	$107,223	$493,089
Allowance for loan losses:
Ending Balance	$1,219	$2,517	$819	$871	$5,426
Ending balance: individually evaluated for impairment	116	98	—	28	242
Ending balance: collectively evaluated for impairment	$1,103	$2,419	$819	$843	$5,184

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$198,260	$69,481
6 Special Mention	2,283	2,516
7 Substandard	1,048	—
8 Doubtful	—	—
Total	$201,591	$71,997

	June 30, 2014
	Residential Real Estate	Consumer
Performing	$250,236	$102,757
Nonaccrual	26	86
Total	$250,262	$102,843

	December 31, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$139,052	$54,035
6 Special Mention	2,323	1,133
7 Substandard	1,054	—
8 Doubtful	—	—
Total	$142,429	$55,168

	December 31, 2013
	Residential Real Estate	Consumer
Performing	$190,377	$107,412
Nonaccrual	630	150
Total	$191,007	$107,562

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$201	$—	$—	$201	$250,061	$250,262	$26	$—
Commercial real estate	—	—	955	955	200,636	201,591	1,048	—
Commercial	—	—	—	—	71,997	71,997	—	—
Consumer	121	16	66	203	102,640	102,843	86	17
Total	$322	$16	$1,021	$1,359	$625,334	$626,693	$1,160	$17

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$122	$—	$603	$725	$190,282	$191,007	$630	$—
Commercial real estate	—	—	955	955	141,474	142,429	1,054	—
Commercial	—	—	—	—	55,168	55,168	—	—
Consumer	484	45	84	613	106,949	107,562	150	18
Total	$606	$45	$1,642	$2,293	$493,873	$496,166	$1,834	$18

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

The following table presents the Company’s impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential real estate loans	$1,059	$1,066	$—	$1,551	$1,842	$—
Commercial real estate loans	1,048	1,506	—	956	2,310	—
Commercial loans	—	—	—	—	—	—
Consumer loans	190	200	—	271	326	—
Total	2,297	2,772	—	2,778	4,478	—
Loans with a specific valuation allowance
Residential real estate loans	—	—	—	133	141	116
Commercial real estate loans	—	—	—	98	98	98
Commercial loans	—	—	—	—	—	—
Consumer loans	51	67	23	68	80	28
Total	51	67	23	299	319	242
Total impaired loans
Residential real estate loans	1,059	1,066	—	1,684	1,983	116
Commercial real estate loans	1,048	1,506	—	1,054	2,408	98
Commercial loans	—	—	—	—	—	—
Consumer loans	241	267	23	339	406	28
Total	$2,348	$2,839	$23	$3,077	$4,797	$242

The table below presents average balances and interest income recognized for impaired loans during both the three and six month periods ended June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,107	$5	$1,290	$11	$2,122	$7	$2,097	$14
Commercial real estate loans	1,049	3	1,050	3	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	234	12	265	17	345	9	357	21
Total	2,390	20	2,605	31	2,467	16	2,454	35
Loans with a specific valuation allowance
Residential real estate loans	13	—	18	—	40	1	171	1
Commercial real estate loans	—	—	—	—	2,210	2	2,295	3
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	54	1	66	1	95	2	95	4
Total	67	1	84	1	2,345	5	2,561	8
Total impaired loans
Residential real estate loans	1,120	5	1,308	11	2,162	8	2,268	15
Commercial real estate loans	1,049	3	1,050	3	2,210	2	2,295	3
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	288	13	331	18	440	11	452	25
Total	$2,457	$21	$2,689	$32	$4,812	$21	$5,015	$43

Troubled Debt Restructurings (“TDRs”)

The loan portfolio includes TDRs which are loans that have been modified to grant economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally not less than six consecutive months.

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

Loans classified as TDRs during the three and six months ended June 30, 2014 and 2013 are shown in the tables below. The 2014 and 2013 modifications consisted solely of maturity date concessions.

New TDRs During the Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	1	15	15
Total loans	—	$—	$—	1	$15	$15

New TDRs During the Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	1	21	21	3	17	17
Total loans	1	$21	$21	3	$17	$17

There were no TDR loans which had payment defaults during the three and six months ended June 30, 2014 and 2013. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within twelve months of restructuring.

Note 5:        Premises and Equipment

Premises and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Land	$2,500	$2,500
Building and improvements	2,910	2,858
Furniture and equipment	5,051	4,883
Less: accumulated depreciation	(3,328)	(3,107)
	$7,133	$7,134

In 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. The Company acquired the property for the current and future operations of the Bank for $4,083. The cost basis of the building is being depreciated on a straight-line basis over 39 years.

Note 6:        Goodwill

The change in the carrying amount of goodwill for the periods ended June 30, 2014 and December 31, 2013 were:

Balance as of January 1, 2013	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	4,687
Changes in goodwill during the period	—
Balance as of June 30, 2014	$4,687

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

The Company recorded $127 and $252 of share-based compensation expense for the three and six month periods ended June 30, 2014, respectively, related to awards made under the 2013 Plan. The Company recorded $0 share-based compensation expense in the same periods of 2013.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2014, and activity for the six months ended June 30, 2014:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	46,232	$25.09	—	$—
Granted	4,445	22.50	889	22.50
Vested	(17,636)	24.76	(445)	22.50
Forfeited	—	—	—	—
Nonvested at June 30, 2014	33,041	$24.92	444	$22.50

At June 30, 2014, there were 701,586 shares from the 2013 Plan available for future grants.

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

For the three and six months ended June 30, 2013, the Company recorded $34 and $63 of expense, respectively, related to awards made from the Directors Deferred Stock Plan. Awards were granted on January 1 at fair value and vested from January 1 until December 31. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date. The Directors Deferred Stock Plan ended on December 31, 2013. In place of a similar plan for 2014, as of January 1, 2014, the Company issued tandem awards of shares of restricted stock and deferred stock units to each of its non-employee directors under the 2013 Plan. Each award had a grant date fair value of $20 and represents the non-cash component of the compensation payable for the directors' service during 2014. The economic terms of the awards are substantially the same as the non-cash retainer compensation the non-employee directors received for 2013 in the form of director deferred stock rights.

The following is an analysis of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2014:

Deferred Stock Rights
Outstanding, beginning of period	79,676
Granted	425
Exercised	—
Outstanding, end of period	80,101

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		June 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$19,928	$—	$19,928	$—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	137,605	—	137,605	—
Other securities	1,995	1,995	—	—
Total available for sale securities	159,528	1,995	157,533	—
Loans held-for-sale (mandatory pricing agreements)	19,130	—	19,130	—
Forward contracts	(310)	(310)	—	—
Interest rate lock commitments	447	—	—	447

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$56,277	$—	$56,277	$—
Municipals	46,323	—	46,323	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	73,941	—	73,941	—
Mortgage-backed and asset-backed securities - private labeled	1,232	—	1,232	—
Other securities	3,636	1,963	—	1,673
Total available for sale securities	181,409	1,963	177,773	1,673
Loans held-for-sale (mandatory pricing agreements)	24,254	—	24,254	—
Forward contracts	227	227	—	—
Interest rate lock commitments	79	—	—	79

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

The following table presents the fair value and aggregate principal balance of loans held-for-sale under the fair value option:

	June 30, 2014			December 31, 2013
	Aggregate Value	Gain	Fair Value	Aggregate Value	Loss	Fair Value
Loans held-for-sale	$18,744	$386	$19,130	$24,258	$(4)	$24,254

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments
Balance, April 1, 2014	$1,811	$170
Total realized and unrealized gains and (losses)
Included in net income	(259)	277
Included in other comprehensive income (loss)	(1,552)	—
Balance, June 30, 2014	$—	$447

Balance, April 1 , 2013	$1,168	$—
Total realized and unrealized gains and (losses)
Included in net income	—	(78)
Included in other comprehensive income (loss)	363	—
Balance, June 30, 2013	$1,531	$(78)

	Six Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments
Balance, January 1, 2014	$1,673	$79
Total realized and unrealized gains and (losses)
Included in net income	(259)	368
Included in other comprehensive income (loss)	(1,414)	—
Balance, June 30, 2014	$—	$447

Balance as of January 1, 2013	$840	$—
Total realized and unrealized gains and (losses)
Included in net income	—	(78)
Included in other comprehensive income (loss)	691	—
Balance, June 30, 2013	$1,531	$(78)

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2014 and December 31, 2013:

		June 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$32	$—	$—	$32

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$137	$—	$—	$137

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range
Collateral dependent impaired loans	$32	Fair value of collateral	Discount for type of property and current market conditions	31% - 65%
IRLCs	$447	Discounted cash flow	Loan closing rates	44% - 95%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,673	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	6% - 12.5% 2% - 100% 85% – 100% 0% - 100%
Collateral dependent impaired loans	$137	Fair value of collateral	Discount for type of property and current market conditions	0% - 54%
IRLCs	$79	Discounted cash flow	Loan closing rates	53% - 97%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2014 and December 31, 2013.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2014 and December 31, 2013:

	June 30, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$20,644	$20,644	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,336	—	2,336	—
Loans receivable – net	626,538	—	—	628,488
Accrued interest receivable	2,694	2,694	—	—
FHLB stock	2,943	—	2,943	—
Deposits	744,173	377,623	—	370,136
FHLB advances	21,845	—	23,096	—
Subordinated debt	2,831	—	2,962	—
Accrued interest payable	96	96	—	—

	December 31, 2013 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,690	$53,690	$—	$—
Interest-bearing time deposits	2,500	2,500	—	—
Loans held-for-sale (best efforts pricing agreements)	4,356	—	4,356	—
Loans receivable - net	495,727	—	—	500,447
Accrued interest receivable	2,904	2,904	—	—
FHLB stock	2,943	—	2,943	—
Deposits	673,095	362,634	—	315,179
FHLB advances	31,793	—	33,415	—
Subordinated debt	2,789	—	2,978	—
Accrued interest payable	102	102	—	—

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

At June 30, 2014 and December 31, 2013 the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$27,724	$447	$20,752	$79
Forward contracts	—	—	30,628	227

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	45,750	(310)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Amount of gain / (loss) recognized
	June 30, 2014		June 30, 2013
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$277	$368	—	$—
Forward contracts	—	$—	1,208	$1,208

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$(78)	$(78)
Forward contracts	(342)	$(537)	$—	$—

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

As partial inducement for the third party to purchase the debenture, the Company issued to the third party a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014 and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

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

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014).

This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014).

•	Section A - Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40)

•	Section B - Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

•	Section C - Background Information and Basis for Conclusions

The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion. The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014).

This Update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014).

This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

Results of Operations
(dollar amounts in thousands except share and per share data)

Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

•
Net income in the three months ended June 30, 2014 was $977, or $0.22 per diluted share, compared to $1,712, or $0.59 per diluted share, for the prior year period. The decline in net income from the prior year period reflected the 64% decrease in mortgage banking income, primarily attributed to a nationwide slowing in residential mortgage refinancings. Per share net income was also impacted by the 1.62 million increase in common shares from the Company's fourth quarter 2013 public offering.

•
For the three months ended June 30, 2014, net interest income increased 27% to $5,373 compared to $4,236 for the prior year period. The increase reflected greater revenue from commercial and residential mortgage loans. Interest expense was up 16% over the 2013 period on a 33% increase in average deposits. The Company's cost of funds declined to 1.18% for the three months ended June 30, 2014 from 1.35% in the 2013 period. The Company's net interest margin was 2.61% in the three months ended June 30, 2014 compared to 2.78% in the 2013 period, the result of lower yields on new loan originations and elevated cash balances while the Company rebalanced its securities portfolio.

•
Noninterest income for the three months ended June 30, 2014 was $1,622 compared with $3,719 in the prior year period. The decrease in noninterest income occurred due to a $2,228 decline in income from mortgage banking activities from the prior year period. Noninterest income as a percentage of average assets decreased from 2.32% for the three months ended June 30, 2013 to 0.75% for the three months ended June 30, 2014.

•
Income, defined as interest income plus noninterest income, as a percentage of average assets decreased from 6.16% for the three months ended June 30, 2013 to 4.30% for the three months ended June 30, 2014. The decrease reflected the Company's 34% growth in average assets and the 64% decrease in income from mortgage banking activities, which were partially offset by a 24% increase in interest income from the year-ago period.

•
Total noninterest expense in the the three months ended June 30, 2014 was $5,560 compared with $5,525 in the same period of 2013. Noninterest expense as a percentage of average assets decreased 86 basis points from 3.45% in the three months ended June 30, 2013 to 2.59% in the three months ended June 30, 2014.

•	Return on average assets for the 2014 period was 0.45% compared to 1.07% for the prior year period.

•	Return on average equity for the 2014 period was 4.23% compared to 10.86% for the prior year period.

•	Net charge-offs as a percentage of average loans were 0.12% for the three months ended June 30, 2014 compared to 0.25% for the prior year period.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

•
Net income in the six months ended June 30, 2014 was $1,577, or $0.35 per diluted share, compared to $3,200, or $1.11 per diluted share, for the prior year period. The decline in net income from the prior year period reflected the 67% decrease in mortgage banking income, primarily attributed to a nationwide slowing in residential mortgage refinancings. Per share net income was also impacted by the 1.62 million increase in common shares from the Company's fourth quarter 2013 public offering.

•
For the six months ended ended June 30, 2014, net interest income increased 26% to $10,239 compared to $8,129 for the prior year period. The increase reflected greater revenue from commercial and residential mortgage loans. Interest expense was up 14% over the six months ended ended June 30, 2013 on a 32% increase in average deposits. The Company's cost of funds declined to 1.20% for the six months ended June 30, 2014 from 1.37% in the six months ended June 30, 2013. The Company's net interest margin was 2.56% in the six months ended June 30, 2014 compared to 2.69% in the 2013 period, the result of lower yields on new loan originations and elevated cash balances while the Company rebalanced its securities portfolio.

•
Noninterest income for the six months ended June 30, 2014 was $3,133 compared with $6,706 in the prior year period. The decrease in noninterest income occurred due to a $4,339 year-over-year decline in income from mortgage banking activities. Noninterest income as a percentage of average assets decreased from 2.12% for the six months ended June 30, 2013 to 0.75% for the six months ended June 30, 2014.

•
Income, defined as interest income plus noninterest income, as a percentage of average assets decreased from 5.92% for the six months ended June 30, 2013 to 4.27% for the six months ended June 30, 2014. The decrease reflected the Company's 32% growth in average assets from the year-ago period and the 67% decrease in income from mortgage banking activities, which were partially offset by a 22% increase in interest income from the year-ago period.

•
Total noninterest expense in the the six months ended June 30, 2014 was $10,998 compared with $10,088 in the same period of 2013. Noninterest expense as a percentage of average assets decreased 55 basis points, from 3.19% in the six months ended June 30, 2013 to 2.64% in the six months ended June 30, 2014.

•	Return on average assets for the 2014 period was 0.38% compared to 1.01% for the prior year period.

•	Return on average equity for the 2014 period was 3.45% compared to 10.33% for the prior year period.

•	Net charge-offs as a percentage of average loans were 0.13% for the six months ended June 30, 2014 compared to 0.23% for the prior year period.

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

Average Balance Sheets

(dollars in thousands)	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$580,539	$6,571	4.54%	$399,457	$4,861	4.88%
Investment securities – taxable	244,213	1,041	1.71%	172,441	902	2.10%
Investment securities – non-taxable	—	—	—%	40,336	396	3.94%
Total interest-earning assets	824,752	7,612	3.70%	612,234	6,159	4.03%

Noninterest-earning assets	37,358			30,937
Total assets	$862,110			$643,171

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$19,023	$29	0.61%	$14,263	$21	0.60%
Interest-bearing demand deposits	72,519	99	0.55%	71,059	98	0.55%
Money market accounts	267,232	486	0.73%	213,917	398	0.75%
Certificates and brokered deposits	349,894	1,308	1.50%	234,220	1,139	1.95%
Total interest-bearing deposits	708,668	1,922	1.09%	533,459	1,656	1.24%

Other borrowings	34,538	317	3.68%	25,118	267	4.26%
Total interest-bearing liabilities	743,206	2,239	1.21%	558,577	1,923	1.38%

Noninterest-bearing deposits	18,821			13,490
Other non-interest bearing liabilities	7,442			7,858
Total liabilities	769,469			579,925

Shareholders’ equity	92,641			63,246
Total liabilities and equity	$862,110			643,171

Net interest income		$5,373			$4,236

Interest rate spread(1)			2.49%			2.65%
Net interest margin(2)			2.61%			2.78%
Average interest-earning assets to average interest-bearing liabilities			110.97%			109.61%
(1) Yield on interest-earning assets minus cost of interest-bearing liabilities
(2) Net interest income divided by interest-earning assets

(dollars in thousands)	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$559,198	$12,700	4.58%	$411,675	$9,903	4.85%
Investment securities – taxable	242,936	1,887	1.57%	157,334	1,386	2.15%
Investment securities – non-taxable	3,600	58	3.25%	40,800	699	3.45%
Total interest-earning assets	805,734	14,645	3.67%	609,809	11,988	3.96%

Noninterest-earning assets	34,826			27,465
Total assets	$840,560			$637,274

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$18,784	$56	0.60%	$13,820	$40	0.59%
Interest-bearing demand deposits	71,439	194	0.55%	69,806	191	0.55%
Money market accounts	265,119	961	0.73%	209,256	777	0.75%
Certificates and brokered deposits	339,053	2,571	1.53%	232,544	2,276	1.97%
Total interest-bearing deposits	694,395	3,782	1.10%	525,426	3,284	1.26%

Other borrowings	29,873	624	4.21%	28,582	575	4.06%
Total interest-bearing liabilities	724,268	4,406	1.23%	554,008	3,859	1.38%

Noninterest-bearing deposits	18,492			12,849
Other non-interest bearing liabilities	5,570			7,960
Total liabilities	748,330			574,817

Shareholders’ equity	92,230			62,457
Total liabilities and equity	$840,560			637,274

Net interest income		$10,239			$8,129

Interest rate spread(1)			2.44%			2.56%
Net interest margin(2)			2.56%			2.69%
Average interest-earning assets to average interest-bearing liabilities			111.25%			110.07%
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

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Three Months Ended June 30, 2014 vs. 2013 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$3,836	$(2,126)	$1,710
Investment securities – taxable	1,027	(888)	139
Investment securities – non-taxable	(396)	—	(396)
Total	4,467	(3,014)	1,453

Interest expense
Deposits	1,717	(1,451)	266
Other interest-bearing liabilities	251	(201)	50
Total	1,968	(1,652)	316

Increase (decrease) in net interest income	$2,499	$(1,362)	$1,137

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Six Months Ended June 30, 2014 vs. 2013 Due to Changes in
	Volume	Rate	Net
Interest income
Loans receivable	$4,346	$(1,549)	$2,797
Investment securities – taxable	1,555	(1,054)	501
Investment securities – non-taxable	(602)	(39)	(641)
Total	5,299	(2,642)	2,657

Interest expense
Deposits	1,836	(1,338)	498
Other interest bearing liabilities	27	22	49
Total	1,863	(1,316)	547

Increase (decrease) in net interest income	$3,436	$(1,326)	$2,110

Financial Condition
(dollar amounts in thousands except share and per share data)

Comparison of June 30, 2014 to December 31, 2013

•	Total assets were $868,107 at June 30, 2014 compared to $802,342 at December 31, 2013, an increase of $65,765, or 8%.

•
Net loans receivable increased 26% from $495,727 at December 31, 2013 to $626,538 at June 30, 2014. Total commercial and industrial loan balances increased $16,829, or 31%, at June 30, 2014 versus December 31, 2013. Commercial real estate loans, which include owner occupied loans, represented an increase of $59,162, or 42%, at June 30, 2014 from December 31, 2013. Credit tenant lease financing experienced the largest growth within the commercial real estate portfolio, up $59,374, or 71%, since December 31, 2013.

•
Credit quality improved during the period as nonperforming loans decreased 36% from December 31, 2013 to June 30, 2014. Nonperforming loans to total loans receivable decreased to 0.19% at June 30, 2014 compared with 0.37% at December 31, 2013. Nonperforming assets as a percentage of total assets decreased to 0.69% at June 30, 2014 from 0.90% at December 31, 2013. The allowance for loan losses to total nonperforming loans increased to 436.70% from 292.98% at December 31, 2013. Due to the improvement in credit quality, the allowance for loan losses to total loans receivable decreased to 0.82% at June 30, 2014 compared to 1.09% at December 31, 2013.

•	Total deposits grew to $744,173 at June 30, 2014, compared with $673,095 at December 31, 2013, with a lower cost of funds and without the use of brokered deposits.

•
Tangible common equity increased $3,626 from $86,221 at December 31, 2013 to $89,847 at June 30, 2014. Tangible book value per common share increased 4% from $19.38 at December 31, 2013 to $20.19 at June 30, 2014. A reconciliation of tangible common equity and tangible book value per common share to the most directly comparable measure under U.S. GAAP appears later in this discussion under “Non-GAAP Performance Measures.”

Loan Portfolio Analysis

The table below provides a detailed listing of the Company's loan portfolio:

(dollars in thousands)	June 30, 2014		December 31, 2013
Real estate loans:
Residential Mortgage	$186,537	29.77%	$153,101	30.86%
Home Equity Lines of Credit	63,725	10.17%	37,906	7.64%
Commercial – Credit tenant lease	143,547	22.90%	84,173	16.96%
Commercial – Other	58,044	9.26%	58,256	11.74%
Total real estate loans	451,853	72.10%	333,436	67.20%

Commercial loans	71,997	11.49%	55,168	11.12%
Consumer loans – Trailers	66,456	10.60%	68,991	13.90%
Consumer loans – Recreational vehicle	32,882	5.25%	34,738	7.00%
Consumer loans – Other	3,505	0.56%	3,833	0.78%
Total loans	626,693	100.00%	496,166	100.00%
Net deferred loan fees, premiums and discounts	4,985		4,987
Allowance for losses	(5,140)		(5,426)
Net loans receivable	$626,538		$495,727

Asset Quality and Allowance for Loan Loss

(dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Real estate loans:
Residential	$26	$630
Commercial	1,048	1,054
Total real estate loans	1,074	1,684
Commercial loans	—	—
Consumer loans	86	150
Total nonaccrual loans	1,160	1,834

Accruing loans past due 90 days or more:
Real estate loans:
Residential	—	—
Commercial	—	—
Total real estate loans	—	—
Commercial loans	—	—
Consumer loans	17	18
Total accruing loans past due 90 days or more	17	18

Total nonperforming loans	1,177	1,852

Other real estate owned:
Residential	293	368
Commercial	4,371	4,013
Total other real estate owned	4,664	4,381

Other nonperforming assets	120	956

Total nonperforming assets	$5,961	$7,189

Total nonperforming loans to total loans	0.19%	0.37%
Total nonperforming assets to total assets	0.69%	0.90%

Troubled Debt Restructurings

(dollars in thousands)	June 30, 2014	December 31, 2013
Troubled debt restructurings – nonaccrual	$26	$27
Troubled debt restructurings – performing	1,189	1,243
Total troubled debt restructurings	$1,215	$1,270

Total nonperforming assets decreased $1,228, or 17%, to $5,961 at June 30, 2014 from $7,189 at December 31, 2013. Total nonperforming loans decreased by $675, or 36%, from December 31, 2013 to June 30, 2014 reflecting a $934 decrease in delinquencies. Other nonperforming assets decreased $836, or 87%, from $956 at December 31, 2013 to $120 at June 30, 2014. The Company sold all of its nonaccrual securities during the six months ended June 30, 2014, resulting in the decrease in other nonperforming assets. The Company has one commercial property in other real estate owned at June 30, 2014. This property consists of two buildings which are residential units on a college campus. Improvements have been made in collaboration with the university and the property continues to be occupied.

Nonperforming assets and troubled debt restructurings to total assets decreased from 1.05% at December 31, 2013 to 0.82% at June 30, 2014. The allowance for loan losses as a percentage of total loans receivable decreased from 1.09% at December 31, 2013 to 0.82% at June 30, 2014.

Nonperforming loans are comprised of loans past due 90 days or more and other nonaccrual loans. Nonperforming assets include nonperforming loans, impaired investment securities, other real estate owned, and other assets which are primarily repossessed vehicles.

Deposits

(dollars in thousands)	June 30, 2014		December 31, 2013
Regular savings accounts	$16,861	2.27%	$14,330	2.13%
Non-interest bearing	19,065	2.56%	19,386	2.88%
Interest-bearing	73,843	9.92%	73,748	10.96%
Money market accounts	267,854	35.99%	255,169	37.91%
Certificates of deposit	348,752	46.87%	292,685	43.48%
Brokered deposits	17,890	2.40%	17,890	2.66%
Premiums on brokered deposits	(92)	(0.01)%	(113)	(0.02)%
Total	$744,173	100.00%	$673,095	100.00%

Our independence from a traditional branch delivery system permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. As noted in the table above, total deposits increased $71,078, or 11%, to $744,173 at June 30, 2014 from $673,095 at December 31, 2013.

Investment Securities

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated:

(dollars in thousands)	June 30, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$20,204	$19,928	$57,569	$56,277
Municipals	—	—	46,126	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	137,189	137,605	75,058	73,941
Mortgage-backed and asset-backed securities – private labeled	—	—	1,313	1,232
Other securities	2,000	1,995	5,025	3,636
Total securities available for sale	$159,393	$159,528	$185,091	$181,409

In the three months ended June 30, 2014, the Company continued the restructuring and repositioning of its securities portfolio that began in early 2014 by selling a portion of the portfolio, including the ALESCO IV and I-PreTSL I collateralized debt obligations. During the three months ended March 31, 2014, the Company sold all of the municipal securities that were held in the securities portfolio at December 31, 2013. The actions taken in 2014 are intended to further mitigate interest rate risk and credit risk, while also reducing the overall size of the securities portfolio.

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

Shareholders’ Equity

Shareholders’ equity increased to $94,534 at June 30, 2014 compared to $90,908 at December 31, 2013. This was the result of net income for the six months ended June 30, 2014 of $1,577, other comprehensive income of $2,459, and the recognition of $252 of the fair value of share based compensation. These increases were offset by $541 of dividends declared on common stock, $71 of common stock redeemed for the net settlement of share-based awards, and other changes of $50. Tangible common equity to tangible assets decreased from 10.81% at December 31, 2013 to 10.41% at June 30, 2014.

At June 30, 2014, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations.

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital (to risk-weighted assets)
Consolidated	$97,900	15.30%	$51,182	8.0%	N/A	N/A
Bank	79,905	12.53%	51,036	8.0%	63,795	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	89,760	14.03%	25,591	4.0%	N/A	N/A
Bank	74,765	11.72%	25,518	4.0%	38,277	6.0%
Tier 1 capital (to average assets)
Consolidated	89,760	10.45%	34,369	4.0%	N/A	N/A
Bank	74,765	8.72%	34,298	4.0%	42,872	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. Most recently, the Bank's Board of Directors declared a cash dividend of $250 in June 2013. There have been no subsequent declaration of dividends by the Bank.

The Company’s Board of Directors declared a cash dividend for the second quarter of 2014 of $0.06 per share of common stock payable July 15, 2014 to shareholders of record on June 30, 2014. The Company's Board of Directors also declared a cash dividend for the third quarter of 2014 of $0.06 per share of common stock payable October 15, 2014 to shareholders of record on September 30, 2014. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of any future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints and other factors.

At June 30, 2014, the Company had $182,172 in cash, interest-bearing time deposits, and investment securities available for sale and $21,466 in loans held-for-sale that were generally available for our cash needs compared to $237,599 and $28,610 at December 31, 2013, respectively. At June 30, 2014, the Company had the ability to borrow an additional $96,000 in FHLB advances and correspondent bank fed funds line of credit draws. At June 30, 2014, the Company, on an unconsolidated basis, had $16,476 in cash generally available for its cash needs.

We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, we may require additional capital resources to accommodate continued growth.

At June 30, 2014, approved outstanding loan commitments, including unused lines of credit, amounted to $69,950 compared to $49,100 at December 31, 2013, an increase of $20,850. Commercial unfunded loan commitments accounted for

$16,387 of the increase as the Company continued to expand its commercial lending business. Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $193,945. Generally, we believe that a majority of maturing deposits will remain with the Bank due to our competitive rates.

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

(dollars in thousands, except share data)	June 30, 2014	December 31, 2013
Total equity - GAAP	$94,534	$90,908
Adjustments
Goodwill	(4,687)	(4,687)
Tangible common equity	$89,847	$86,221

Total assets - GAAP	$868,107	$802,342
Adjustments
Goodwill	(4,687)	(4,687)
Tangible assets	$863,420	$797,655

Total common shares	4,449,619	4,448,326

Book value per common share	$21.25	$20.44
Effect of adjustment	(1.06)	(1.06)
Tangible book value per common share	$20.19	$19.38

Total shareholders’ equity to assets ratio	10.89%	11.33%
Effect of adjustment	(0.48)	(0.52)
Tangible common equity to tangible assets ratio	10.41%	10.81%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Future Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $45,750 and $30,628, respectively. These contracts mature in less than one year. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

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

FIRST INTERNET BANCORP

Date: 8/12/2014	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 8/12/2014	By	/s/ Kay E. Whitaker
Kay E. Whitaker, Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically