Form 10-Q
period 2014-09-30
First Internet Bancorp
filed 2014-11-12
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period September 30, 2014
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

As of November 7, 2014, the registrant had 4,439,575 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance, or business of First Internet Bancorp (“we,” “our,” “us” or the “Company”). Forward-looking statements are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made, and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements. Factors that may cause such differences include: failures of or interruptions in the communications and information systems on which we rely to conduct our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios; competition with national, regional, and community financial institutions; the loss of any key members of senior management; fluctuations in interest rates; general economic conditions and risks relating to the regulation of financial institutions. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (“SEC”). All statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$1,137	$2,578
Interest-bearing demand deposits	38,470	51,112
Total cash and cash equivalents	39,607	53,690
Interest-bearing time deposits	2,000	2,500
Securities available-for-sale, at fair value (amortized cost of $129,573 and $185,091, respectively)	128,203	181,409
Loans held-for-sale (includes $25,701 and $24,254 at fair value, respectively)	27,547	28,610
Loans receivable	695,929	501,153
Allowance for loan losses	(5,464)	(5,426)
Net loans receivable	690,465	495,727
Accrued interest receivable	2,803	2,904
Federal Home Loan Bank of Indianapolis stock	2,943	2,943
Cash surrender value of bank-owned life insurance	12,226	11,935
Premises and equipment, net	7,075	7,134
Goodwill	4,687	4,687
Other real estate owned	4,545	4,381
Accrued income and other assets	4,782	6,422
Total assets	$926,883	$802,342
Liabilities and Shareholders’ Equity
Liabilities
Non-interest bearing deposits	$20,359	$19,386
Interest-bearing deposits	717,611	653,709
Total deposits	737,970	673,095
Advances from Federal Home Loan Bank	86,871	31,793
Subordinated debt	2,852	2,789
Accrued interest payable	82	102
Accrued expenses and other liabilities	4,334	3,655
Total liabilities	832,109	711,434
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,439,575 and 4,448,326 shares issued and outstanding, respectively	71,705	71,378
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	23,951	21,902
Accumulated other comprehensive loss	(882)	(2,372)
Total shareholders’ equity	94,774	90,908
Total liabilities and shareholders’ equity	$926,883	$802,342
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Loans	$7,218	$5,170	$19,918	$15,073
Securities – taxable	684	771	2,421	2,063
Securities – non-taxable	—	447	58	1,146
Other earning assets	45	54	195	148
Total interest income	7,947	6,442	22,592	18,430
Interest Expense
Deposits	1,958	1,758	5,740	5,042
Other borrowed funds	316	329	940	904
Total interest expense	2,274	2,087	6,680	5,946
Net Interest Income	5,673	4,355	15,912	12,484
Provision (Credit) for Loan Losses	(112)	(57)	(38)	101
Net Interest Income After Provision (Credit) for Loan Losses	5,785	4,412	15,950	12,383
Noninterest Income
Service charges and fees	179	177	533	515
Mortgage banking activities	1,638	1,299	3,767	7,767
Other-than-temporary impairment
Total loss related to other-than-temporarily impaired securities	—	—	—	(129)
Portion of loss recognized in other comprehensive income	—	—	—	80
Other-than-temporary impairment loss recognized in net income	—	—	—	(49)
Gain (loss) on sale of securities	54	97	538	(69)
Loss on asset disposals	(28)	(34)	(59)	(121)
Other	100	102	297	304
Total noninterest income	1,943	1,641	5,076	8,347
Noninterest Expense
Salaries and employee benefits	3,346	2,512	9,422	7,737
Marketing, advertising, and promotion	403	562	1,179	1,389
Consulting and professional services	431	577	1,383	1,791
Data processing	246	247	722	693
Loan expenses	208	209	458	574
Premises and equipment	548	534	1,816	1,468
Deposit insurance premium	155	85	437	313
Other	448	414	1,366	1,263
Total noninterest expense	5,785	5,140	16,783	15,228
Income Before Income Taxes	1,943	913	4,243	5,502
Income Tax Provision	661	186	1,384	1,575
Net Income	$1,282	$727	$2,859	$3,927
Income Per Share of Common Stock
Basic	$0.29	$0.25	$0.64	$1.36
Diluted	$0.28	$0.25	$0.63	$1.36
Weighted-Average Number of Common Shares Outstanding
Basic	4,497,762	2,890,369	4,496,228	2,888,274
Diluted	4,511,291	2,903,816	4,505,801	2,889,039
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,282	$727	$2,859	$3,927
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale	(1,451)	(21)	2,099	(5,344)
Reclassification adjustment for (gains) losses realized	(54)	(97)	(538)	69
Net unrealized holding gains (losses) on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	—	751	(129)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	—	—	49
Other comprehensive income (loss) before income tax	(1,505)	(118)	2,312	(5,355)
Income tax provision (benefit)	(536)	(41)	822	(1,874)
Other comprehensive income (loss)	(969)	(77)	1,490	(3,481)
Comprehensive income	$313	$650	$4,349	$446

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2014
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2014	$71,378	$(2,372)	$21,902	$90,908
Net income	—	—	2,859	2,859
Other comprehensive income	—	1,490	—	1,490
Dividends declared ($0.18 per share)	—	—	(810)	(810)
Recognition of the fair value of share-based compensation	443	—	—	443
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(45)	—	—	(45)
Balance, September 30, 2014	$71,705	$(882)	$23,951	$94,774

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$2,859	$3,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,432	1,774
Increase in cash surrender value of bank-owned life insurance	(291)	(296)
Provision (credit) for loan losses	(38)	101
Share-based compensation expense	443	274
Loss on other-than-temporary impairment of securities	—	49
Loss (gain) from sale of available-for-sale securities	(538)	69
Loans originated for sale	(285,686)	(606,768)
Proceeds from sale of loans	290,454	659,441
Gain on loans sold	(3,278)	(7,208)
Unrealized gain on loans held-for-sale	(427)	(540)
Gain on derivatives	(62)	(19)
Net change in:
Accrued interest receivable	101	(614)
Accrued income and other assets	530	1,161
Accrued expenses and other liabilities	638	923
Net cash provided by operating activities	6,137	52,274
Investing Activities
Net change in loans	(88,148)	(29,105)
Proceeds from sale of other real estate owned	235	—
Net change in interest bearing deposits	500	(2,500)
Maturities of securities available-for-sale	14,394	27,319
Proceeds from sale of securities available-for-sale	137,816	41,680
Purchase of securities available-for-sale	(96,803)	(135,627)
Purchase of premises and equipment	(683)	(6,563)
Loans purchased	(106,480)	(53,342)
Net cash used in investing activities	(139,169)	(158,138)
Financing Activities
Net increase in deposits	64,875	105,962
Cash dividends paid	(794)	(282)
Proceeds from issuance of subordinated debt and related warrants	—	3,000
Proceeds from advances from Federal Home Loan Bank	95,000	13,000
Repayment of advances from Federal Home Loan Bank	(40,000)	(22,000)
Other, net	(132)	—
Net cash provided by financing activities	118,949	99,680
Net Decrease in Cash and Cash Equivalents	(14,083)	(6,184)
Cash and Cash Equivalents, Beginning of Period	53,690	32,513
Cash and Cash Equivalents, End of Period	$39,607	$26,329
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$6,700	$5,985
Cash paid during the period for taxes	1,225	723
Loans transferred to real estate owned	—	507
Cash dividends declared, not paid	265	169
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar amounts in thousands except per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014 or any other period. The September 30, 2014 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2013.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the "Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (the "Bank”), and the Bank’s wholly-owned subsidiary, JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$1,282	$727
Weighted-average common shares	4,497,762	2,890,369
Basic earnings per common share	$0.29	$0.25
Diluted earnings per share
Net income applicable to diluted earnings per share	$1,282	$727
Weighted-average common shares	4,497,762	2,890,369
Dilutive effect of warrants	—	13,447
Dilutive effect of equity compensation	13,529	—
Weighted-average common and incremental shares	4,511,291	2,903,816
Diluted earnings per common share	$0.28	$0.25
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	48,750	—

	Nine Months Ended September 30,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$2,859	$3,927
Weighted-average common shares	4,496,228	2,888,274
Basic earnings per common share	$0.64	$1.36
Diluted earnings per share
Net income applicable to diluted earnings per share	$2,859	$3,927
Weighted-average common shares	4,496,228	2,888,274
Dilutive effect of warrants	3,871	765
Dilutive effect of equity compensation	5,702	—
Weighted-average common and incremental shares	4,505,801	2,889,039
Diluted earnings per common share	$0.63	$1.36
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—

Note 3:         Securities

Securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$16,049	$122	$(446)	$15,725
Mortgage-backed and asset-backed securities – government-sponsored enterprises	111,524	50	(1,085)	110,489
Other securities	2,000	—	(11)	1,989
Total available-for-sale	$129,573	$172	$(1,542)	$128,203

	December 31, 2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$57,569	$470	$(1,762)	$56,277
Municipal securities	46,126	1,080	(883)	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	75,058	696	(1,813)	73,941
Mortgage-backed and asset-backed securities – private labeled	1,313	9	(90)	1,232
Other securities	5,025	—	(1,389)	3,636
Total available-for-sale	$185,091	$2,255	$(5,937)	$181,409

The carrying value of securities at September 30, 2014 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$2,000	$1,989
One to five years	—	—
Five to ten years	814	803
After ten years	15,235	14,922
	18,049	17,714
Mortgage-backed and asset-backed securities – government-sponsored enterprises	111,524	110,489
Totals	$129,573	$128,203

Gross gains of $450 and $104, and gross losses of $396 and $7 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014 and 2013, gross gains of $2,749 and $278 and gross losses of $2,211 and $347 were recognized, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013 was $107,243 and $109,946, which is approximately 84% and 61%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$803	$(11)	$8,729	$(435)	$9,532	$(446)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	74,317	(365)	21,405	(720)	95,722	(1,085)
Other securities	1,989	(11)	—	—	1,989	(11)
	$77,109	$(387)	$30,134	$(1,155)	$107,243	$(1,542)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Government-sponsored enterprises	$43,085	$(1,761)	$14	$(1)	$43,099	$(1,762)
Municipal securities	14,105	(882)	351	(1)	14,456	(883)
Mortgage-backed and asset-backed securities - government-sponsored enterprises	47,875	(1,813)	—	—	47,875	(1,813)
Mortgage-backed and asset-backed securities – private labeled	43	(1)	838	(89)	881	(90)
Other securities	1,962	(38)	1,673	(1,351)	3,635	(1,389)
	$107,070	$(4,495)	$2,876	$(1,442)	$109,946	$(5,937)

U.S. Government Sponsored Enterprise and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored enterprises and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments at a loss and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

For identified mortgage-backed securities in the investment portfolio, an extensive, quarterly review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are voluntary prepayment rates, default rates, liquidation rates, and loss severity.

To determine if the unrealized loss for mortgage-backed securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the security to determine the impact on cash flows. If the Company determines that a given mortgage-backed security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Other Securities

The Company’s unrealized loss on investments in other securities at December 31, 2013 primarily consists of two investments, both of which were sold in the second quarter of 2014.

The first investment was a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The second investment was a $2,000 par investment in ALESCO IV Series B2 pooled trust security for which the Company recognized an other-than-temporary impairment loss. The unrealized loss was primarily caused by: (a) a decrease in performance; and (b) a sector downgrade by several industry analysts. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The Company did not recognize any credit losses in earnings during the three months ended September 30, 2014 and 2013. The credit losses recognized in earnings during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Mortgage-backed and asset-backed securities – private labeled	—	49
Total credit losses recognized in earnings	$—	$49

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not considered other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss. The Company did not own any OTTI securities during the three months ended September 30, 2014.

Accumulated Credit Losses
Credit losses on debt securities held
July 1, 2013	$1,342
Realized losses related to OTTI	(98)
Recoveries related to OTTI	—
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	—
September 30, 2013	$1,244

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
Additions related to OTTI losses not previously recognized	—
Additions related to increases in previously recognized OTTI losses	—
September 30, 2014	$—

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(542)
Recoveries related to OTTI	—
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	18
September 30, 2013	$1,244

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended September 30,		Affected Line Item in the Statements of Income
	2014	2013
Securities available for sale
Gain realized in earnings	$54	$97	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	—	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	54	97	Income Before Income Taxes
Tax expense	18	34	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$36	$63	Net Income

	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Nine Months Ended September 30,		Affected Line Item in the Statements of Income
	2014	2013
Securities available for sale
Gain (loss) realized in earnings	$538	$(69)	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(49)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	538	(118)	Income Before Income Taxes
Tax expense (benefit)	183	(41)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$355	$(77)	Net Income

Note 4:        Loans Receivable

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Categories of loans include:

	September 30, 2014	December 31, 2013
Real estate loans
Residential	$282,298	$191,007
Commercial	235,878	142,429
Total real estate loans	518,176	333,436
Commercial loans	72,099	55,168
Consumer loans	100,074	107,562
Total loans	690,349	496,166
Deferred loan origination costs and premiums and discounts on purchased loans	5,580	4,987
Allowance for loan losses	(5,464)	(5,426)
Net loans receivable	$690,465	$495,727

The risk characteristics of each loan portfolio segment are as follows:

Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans may also incorporate a personal guarantee. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans.

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

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. The properties securing the Company's residential loan portfolio are generally geographically diverse as the Company offers these loans on a nationwide basis. Repayment on residential loans can be impacted by changes in property values on residential properties. Consumer loans are secured by consumer assets such as horse trailers, recreational vehicles, or automobiles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.

Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type.  The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past twelve months.  Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan underwriting processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, classified, or graded loans as well as any changes in the value of underlying collateral.  Finally, the Company considers the effect of other external factors such as national, regional, and local economic and business conditions, as well as competitive, legal, and regulatory requirements. Loans that are considered to be impaired are evaluated to determine the need for a specific allowance by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

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

The following tables present changes in the balance of the ALLL during the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,203	$2,395	$735	$807	$5,140
Provision (credit) charged to expense	53	(248)	188	(105)	(112)
Losses charged off	(5)	—	(14)	(92)	(111)
Recoveries	7	459	—	81	547
Balance, end of period	$1,258	$2,606	$909	$691	$5,464

	Nine Months Ended September 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,219	$2,517	$819	$871	$5,426
Provision (credit) charged to expense	224	(370)	104	4	(38)
Losses charged off	(216)	—	(14)	(427)	(657)
Recoveries	31	459	—	243	733
Balance, end of period	$1,258	$2,606	$909	$691	$5,464

	Three Months Ended September 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$984	$2,918	$547	$1,078	$5,527
Provision (credit) charged to expense	33	(36)	168	(222)	(57)
Losses charged off	(18)	—	—	(175)	(193)
Recoveries	73	—	—	109	182
Balance, end of period	$1,072	$2,882	$715	$790	$5,459

	Nine Months Ended September 30, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,149	$3,107	$371	$1,206	$5,833
Provision (credit) charged to expense	(97)	13	274	(89)	101
Losses charged off	(72)	(238)	—	(573)	(883)
Recoveries	92	—	70	246	408
Balance, end of period	$1,072	$2,882	$715	$790	$5,459

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014, and December 31, 2013:

	September 30, 2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$282,298	$235,878	$72,099	$100,074	$690,349
Ending balance: individually evaluated for impairment	1,080	89	—	283	1,452
Ending balance: collectively evaluated for impairment	$281,218	$235,789	$72,099	$99,791	$688,897
Allowance for loan losses:
Ending balance	$1,258	$2,606	$909	$691	$5,464
Ending balance: individually evaluated for impairment	7	—	—	22	29
Ending balance: collectively evaluated for impairment	$1,251	$2,606	$909	$669	$5,435

	December 31, 2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Loans:
Ending balance	$191,007	$142,429	$55,168	$107,562	$496,166
Ending balance: individually evaluated for impairment	1,684	1,054	—	339	3,077
Ending balance: collectively evaluated for impairment	$189,323	$141,375	$55,168	$107,223	$493,089
Allowance for loan losses:
Ending balance	$1,219	$2,517	$819	$871	$5,426
Ending balance: individually evaluated for impairment	116	98	—	28	242
Ending balance: collectively evaluated for impairment	$1,103	$2,419	$819	$843	$5,184

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 9. A description of the general characteristics of the nine risk grades is as follows:

•	“Pass” (Grades 1-5) - Higher quality loans that do not fit any of the other categories described below.

•	“Special Mention” (Grade 6) - Loans that possess some credit deficiency or potential weakness which deserve close attention.

•
“Substandard” (Grade 7) - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

•
“Doubtful” (Grade 8) - Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

•	“Loss” (Grade 9) - Loans that are considered uncollectible and of such little value that continuing to carry them as assets is not warranted.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$233,437	$69,649
6 Special Mention	815	—
7 Substandard	1,626	2,450
8 Doubtful	—	—
Total	$235,878	$72,099

	September 30, 2014
	Residential Real Estate	Consumer
Performing	$282,241	$99,921
Nonaccrual	57	153
Total	$282,298	$100,074

	December 31, 2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$139,052	$54,035
6 Special Mention	2,323	1,133
7 Substandard	1,054	—
8 Doubtful	—	—
Total	$142,429	$55,168

	December 31, 2013
	Residential Real Estate	Consumer
Performing	$190,377	$107,412
Nonaccrual	630	150
Total	$191,007	$107,562

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$48	$160	$96	$304	$281,994	$282,298	$57	$96
Commercial real estate	—	—	—	—	235,878	235,878	89	—
Commercial	—	—	—	—	72,099	72,099	—	—
Consumer	296	93	55	444	99,630	100,074	153	5
Total	$344	$253	$151	$748	$689,601	$690,349	$299	$101

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$122	$—	$603	$725	$190,282	$191,007	$630	$—
Commercial real estate	—	—	955	955	141,474	142,429	1,054	—
Commercial	—	—	—	—	55,168	55,168	—	—
Consumer	484	45	84	613	106,949	107,562	150	18
Total	$606	$45	$1,642	$2,293	$493,873	$496,166	$1,834	$18

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16) when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Impaired loans include nonperforming commercial loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

The following table presents the Company’s impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential real estate loans	$1,048	$1,057	$—	$1,551	$1,842	$—
Commercial real estate loans	89	89	—	956	2,310	—
Commercial loans	—	—	—	—	—	—
Consumer loans	222	368	—	271	326	—
Total	1,359	1,514	—	2,778	4,478	—
Loans with a specific valuation allowance
Residential real estate loans	32	32	7	133	141	116
Commercial real estate loans	—	—	—	98	98	98
Commercial loans	—	—	—	—	—	—
Consumer loans	61	64	22	68	80	28
Total	93	96	29	299	319	242
Total impaired loans
Residential real estate loans	1,080	1,089	7	1,684	1,983	116
Commercial real estate loans	89	89	—	1,054	2,408	98
Commercial loans	—	—	—	—	—	—
Consumer loans	283	432	22	339	406	28
Total	$1,452	$1,610	$29	$3,077	$4,797	$242

The table below presents average balances and interest income recognized for impaired loans during both the three and nine month periods ended September 30, 2014 and September 30, 2013:

	September 30, 2014				September 30, 2013
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,102	$8	$1,267	$20	$1,890	$9	$2,018	$23
Commercial real estate loans	568	1	810	4	—	—	—	—
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	287	9	322	26	319	7	342	23
Total	1,957	18	2,399	50	2,209	16	2,360	46
Loans with a specific valuation allowance
Residential real estate loans	32	—	32	—	51	1	141	2
Commercial real estate loans	—	—	—	—	1,953	1	2,210	4
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	80	2	77	3	58	2	84	4
Total	112	2	109	3	2,062	4	2,435	10
Total impaired loans
Residential real estate loans	1,134	8	1,299	20	1,941	10	2,159	25
Commercial real estate loans	568	1	810	4	1,953	1	2,210	4
Commercial loans	—	—	—	—	—	—	—	—
Consumer loans	367	11	399	29	377	9	426	27
Total	$2,069	$20	$2,508	$53	$4,271	$20	$4,795	$56

Troubled Debt Restructurings (“TDRs”)

The loan portfolio includes TDRs which are loans that have been modified to grant economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally not less than six consecutive months.

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

There were no loans classified as new TDRs during the three months ended September 30, 2014 and 2013. Loans classified as new TDRs during the nine months ended September 30, 2014 and 2013 are shown in the table below. The 2014 and 2013 modifications consisted solely of maturity date concessions.

New TDRs During the Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Real estate loans:
Residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer loans	1	21	21	4	25	25
Total loans	1	$21	$21	4	$25	$25

There were no TDR loans which had payment defaults during the nine months ended September 30, 2014 and 2013. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within twelve months of restructuring.

Note 5:        Premises and Equipment

Premises and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Land	$2,500	$2,500
Building and improvements	3,019	2,858
Furniture and equipment	5,075	4,883
Less: accumulated depreciation	(3,519)	(3,107)
	$7,075	$7,134

In 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. The Company acquired the property for the current and future operations of the Bank for $4,083. The cost basis of the building is being depreciated on a straight-line basis over 39 years.

Note 6:        Goodwill

The change in the carrying amount of goodwill for the periods ended September 30, 2014 and December 31, 2013 were:

Balance as of January 1, 2013	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	4,687
Changes in goodwill during the period	—
Balance as of September 30, 2014	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2014 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Benefit Plans

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer that provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of the Company's common stock in the form of equity-based awards to employees, directors, and other eligible persons.  The 2013 Plan replaced the 2006 Stock Option Plan, which had 595,500 shares of common stock available for issuance when the 2013 Plan became effective.  Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards.  All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

The Company recorded $191 and $443 of share-based compensation expense for the three and nine month periods ended September 30, 2014, respectively, related to awards made under the 2013 Plan. The Company recorded $167 of share-based compensation expense in the three and nine months ended September 30, 2013.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2014, and activity for the nine months ended September 30, 2014:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	46,232	$25.09	—	$—
Granted	4,445	22.50	894	22.50
Vested	(18,746)	24.63	(672)	22.50
Forfeited	(10,044)	25.09	—	—
Nonvested at September 30, 2014	21,887	$24.96	222	$22.50

At September 30, 2014, there were 711,630 shares available for future grants under the 2013 Plan.

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

For the three and nine months ended September 30, 2013, the Company recorded $43 and $107 of expense, respectively, related to awards made from the Directors Deferred Stock Plan. Awards were granted on January 1 at fair value and vested from January 1 until December 31. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date. The Directors Deferred Stock Plan ended on December 31, 2013. On January 1, 2014, the Company issued tandem awards of shares of restricted stock and deferred stock units to each of its non-employee directors under the 2013 Plan. Each award had a grant date fair value of $20 and represents the non-cash component of the compensation payable for the directors' service during 2014. The economic terms of the awards are substantially the same as the non-cash retainer compensation the non-employee directors received for 2013 in the form of director deferred stock rights.

The following is an analysis of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2014:

Deferred Stock Rights
Outstanding, beginning of period	79,676
Granted	637
Exercised	—
Outstanding, end of period	80,313

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

Level 2 securities include U.S. Government-sponsored enterprises, mortgage and asset-backed securities and obligations of state, municipals, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		September 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$15,725	$—	$15,725	$—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	110,489	—	110,489	—
Other securities	1,989	1,989	—	—
Total available-for-sale securities	128,203	1,989	126,214	—
Loans held-for-sale (mandatory pricing agreements)	25,701	—	25,701	—
Forward contracts	(21)	(21)	—	—
Interest rate lock commitments	389	—	—	389

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored enterprises	$56,277	$—	$56,277	$—
Municipal securities	46,323	—	46,323	—
Mortgage-backed and asset-backed securities - government-sponsored enterprises	73,941	—	73,941	—
Mortgage-backed and asset-backed securities - private labeled	1,232	—	1,232	—
Other securities	3,636	1,963	—	1,673
Total available for sale securities	181,409	1,963	177,773	1,673
Loans held-for-sale (mandatory pricing agreements)	24,254	—	24,254	—
Forward contracts	227	227	—	—
Interest rate lock commitments	79	—	—	79

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

The following table presents the fair value and aggregate principal balance of loans held-for-sale under the fair value option:

	September 30, 2014			December 31, 2013
	Aggregate Value	Gain	Fair Value	Aggregate Value	Loss	Fair Value
Loans held-for-sale	$25,278	$423	$25,701	$24,258	$(4)	$24,254

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, July 1, 2014	$—	$447
Total realized and unrealized gains (losses)
Included in net income	—	(58)
Included in other comprehensive income (loss)	—	—
Balance, September 30, 2014	$—	$389

Balance, July 1 , 2013	$1,531	$(78)
Total realized and unrealized gains (losses)
Included in net income	—	934
Included in other comprehensive income (loss)	88	—
Balance, September 30, 2013	$1,619	$856

	Nine Months Ended
	Securities Available for Sale	Interest Rate Lock Commitments
Balance, January 1, 2014	$1,673	$79
Total realized and unrealized gains (losses)
Included in net income	(259)	310
Included in other comprehensive income (loss)	(1,414)	—
Balance, September 30, 2014	$—	$389

Balance as of January 1, 2013	$840	$—
Total realized and unrealized gains (losses)
Included in net income	—	856
Included in other comprehensive income (loss)	779	—
Balance, September 30, 2013	$1,619	$856

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2014 and December 31, 2013:

		September 30, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$111	$—	$—	$111

		December 31, 2013 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$137	$—	$—	$137

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range
Collateral dependent impaired loans	$111	Fair value of collateral	Discount for type of property and current market conditions	0% - 78%
IRLCs	$389	Discounted cash flow	Loan closing rates	41% - 95%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,673	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	6% - 12.5% 2% - 100% 85% – 100% 0% - 100%
Collateral dependent impaired loans	$137	Fair value of collateral	Discount for type of property and current market conditions	0% - 54%
IRLCs	$79	Discounted cash flow	Loan closing rates	53% - 97%

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

Advances from Federal Home Loan Bank

The fair value of fixed rate advances is estimated using rates currently available for advances with similar remaining maturities. The carrying value of variable rate advances approximates fair value.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Subordinated Debt

The fair value of our subordinated debt is estimated using discounted cash flow analysis, based on our current incremental borrowing rates for similar type of borrowing arrangements.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2014 and December 31, 2013.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,607	$39,607	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	1,846	—	1,846	—
Net loans receivable	690,465	—	—	694,963
Accrued interest receivable	2,803	2,803	—	—
Federal Home Loan Bank of Indianapolis stock	2,943	—	2,943	—
Deposits	737,970	385,524	—	355,026
Advances from Federal Home Loan Bank	86,871	—	87,889	—
Subordinated debt	2,852	—	2,985	—
Accrued interest payable	82	82	—	—

	December 31, 2013 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,690	$53,690	$—	$—
Interest-bearing time deposits	2,500	2,500	—	—
Loans held-for-sale (best efforts pricing agreements)	4,356	—	4,356	—
Net loans receivable	495,727	—	—	500,447
Accrued interest receivable	2,904	2,904	—	—
Federal Home Loan Bank of Indianapolis stock	2,943	—	2,943	—
Deposits	673,095	362,634	—	315,179
Advances from Federal Home Loan Bank	31,793	—	33,415	—
Subordinated debt	2,789	—	2,978	—
Accrued interest payable	102	102	—	—

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

At September 30, 2014 and December 31, 2013, the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$30,518	$389	$20,752	$79
Forward contracts	—	—	30,628	227

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	42,250	(21)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Amount of gain / (loss) recognized
	September 30, 2014		September 30, 2013
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(58)	$310	$934	$856

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	289	(248)	(2,046)	(837)

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

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014)

This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

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

ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014)

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

ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014)

This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (August 2014)

The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.

An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method.  For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption.  For the modified retrospective transition, an entity should apply the amendments in the Update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  However, a reporting entity must apply the same method of transition as elected under ASU 2014-04.  The amendments in this Update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (August 2014)

The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp is the parent company of First Internet Bank, which opened for business in 1999 as the nation's first state-chartered, FDIC-insured institution to operate solely via the Internet. With customers in all 50 states, First Internet Bank offers consumers services including checking, savings, money market, certificates of deposit and IRA accounts as well as consumer loans, residential mortgages, residential construction loans, and home equity products. For commercial clients, it provides commercial real estate loans, commercial and industrial loans, asset-based lending, and treasury management services.

The Bank commenced banking operations in 1999 and grew organically in the consumer market in its early years by adding new customers, products, and capabilities through its Internet-based platform. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. In 2007, we acquired Indianapolis-based Landmark Financial Corporation. The acquisition merged Landmark Savings Bank, FSB, into the Bank. The Landmark acquisition added a turnkey retail mortgage lending operation that we then expanded on a nationwide basis through our Internet platform. Since then, we have added commercial real estate lending, including a nationwide credit tenant lease financing program, and more recently, commercial and industrial and asset-based lending and business banking/treasury management services to meet the needs of high-quality, under-served commercial borrowers and depositors. Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

Results of Operations
(dollar amounts in thousands except share and per share data)

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

•
Net income in the three months ended September 30, 2014 increased $555, or 76%, to $1,282, or $0.28 per diluted share, compared to $727, or $0.25 per diluted share, for the prior year period. The increase in net income reflects a $1,318, or 30%, increase in net interest income and a $302, or 18%, increase in noninterest income. These increases were partially offset by a $645, or 13%, increase in noninterest expense and a $475, or 255%, increase in income tax provision. Per share net income was also impacted by the 1.61 million share increase in the weighted-average number of basic common shares outstanding following the Company's fourth quarter 2013 public offering of common stock. Return on average assets for the 2014 period was 0.59% compared to 0.41% for the prior year period and return on average equity for the 2014 period was 5.36% compared to 4.80% for the prior year period.

•
For the three months ended September 30, 2014, net interest income increased $1,318, or 30%, to $5,673 compared to $4,355 for the prior year period. Compared to the prior year period, total interest income increased $1,505, or 23%, and total interest expense increased $187, or 9%. The increase in total interest income was driven by a $236,152, or 56%, increase in average loan balances, partially offset by a 50 basis point decline in the yield earned on the loan portfolio. Additionally, the impact of the loan growth was offset by a decline of $55,166, or 28%, in the average balance of the investment portfolio. The decline in investment balances was the result of continued efforts to increase the liquidity profile and reduce the interest rate risk and duration of the portfolio. The increase in interest expense during the 2014 period was due primarily to an increase of $133,535, or 23%, in average interest-bearing deposits from the year ago period, partially offset by an 11 basis point decline in the cost of funds related to interest-bearing deposits.

•
The Company's net interest margin expanded to 2.68% in the three months ended September 30, 2014 from 2.59% in the 2013 period, reflecting a $171,800, or 26%, increase in average interest-earning assets and a lower cost of funds related to interest-bearing liabilities. The Company's cost of funds related to interest-

bearing liabilities declined to 1.21% for the three months ended September 30, 2014 from 1.34% in the 2013 period due primarily to higher cost deposits being replaced with those at lower rates.

•
Noninterest income for the three months ended September 30, 2014 increased $302, or 18%, to $1,943 compared with $1,641 in the prior year period. The increase was driven by a $339, or 26%, increase in income from mortgage banking activities from the prior year period, primarily due to improved margins on loans sold.

•
Noninterest income as a percentage of average assets decreased from 0.93% for the three months ended September 30, 2013 to 0.89% for the three months ended September 30, 2014. Income, which is defined as interest income plus noninterest income, as a percentage of average assets, decreased from 4.58% for the three months ended September 30, 2013 to 4.52% for the three months ended September 30, 2014. The decrease in both of these ratios reflects average assets growing faster than income. Interest income increased 23% and noninterest income increased 18% from the prior year period while average assets increased 24% from the prior year period.

•
Total noninterest expense increased $645, or 13%, to $5,785 in the three months ended September 30, 2014 compared to $5,140 in the same period of 2013. The increase was due primarily to an increase of $834, or 33%, in salaries and benefits expense, partially offset by a $159, or 28%, decrease in marketing expense and a $146, or 25%, decrease in professional services expenses. Noninterest expense as a percentage of average assets decreased 27 basis points from 2.91% in the three months ended September 30, 2013 to 2.64% in the three months ended September 30, 2014.

•
Income tax expense for the three months ended September 30, 2014 was $661, resulting in an effective tax rate of 34%, compared to $186 and an effective tax rate of 20% for the three months ended September 30, 2013. The increase in the effective tax rate was due primarily to the restructuring of the investment portfolio earlier in 2014 during which the Company liquidated its entire portfolio of odd lot and long duration municipal securities. Municipal securities owned by the Company during the three months ended September 30, 2013 provided interest income that was exempt from federal income tax, resulting in the lower effective tax rate for the 2013 period.

•
The Company recorded a credit for loan losses of $112 and $57 for the three months ended September 30, 2014 and 2013, respectively. The negative provision recorded during the 2014 period was driven by a pre-tax recovery of $459 related to the resolution of a nonaccrual commercial real estate credit that experienced significant charge-offs in prior periods. Net charge-offs (recoveries) as a percentage of average loans receivable were (0.27)% for the three months ended September 30, 2014 compared to 0.01% for the prior year period.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

•
Net income for the nine months ended September 30, 2014 decreased $1,068, or 27%, to $2,859, or $0.63 per diluted share, compared to $3,927, or $1.36 per diluted share, for the prior year period. The decrease in net income reflects a $3,271, or 39%, decrease in noninterest income and a $1,555, or 10%, increase in noninterest expense. These items were partially offset by a $3,428, or 27%, increase in net interest income and a $191, or 12%, decrease in income tax provision. Per share net income was also impacted by the 1.61 million share increase in the weighted-average number of basic common shares outstanding following the Company's fourth quarter 2013 public offering of common stock. Return on average assets for the 2014 period was 0.45% compared to 0.80% for the prior year period and return on average equity for the 2014 period was 4.11% compared to 8.51% for the prior year period.

•
For the nine months ended September 30, 2014, net interest income increased $3,428, or 27%, to $15,912 compared to $12,484 for the prior year period. Compared to the prior year period, total interest income increased $4,162, or 23%, and total interest expense increased $734, or 12%. The increase in total interest income was driven by a $177,391, or 43%, increase in average loan balances, partially offset by a 35 basis point decline in the yield earned on the loan portfolio. Additionally, the impact of the loan growth was offset by a decline of $11,313, or 7%, in the average balance of the investment portfolio. The increase in interest expense during the 2014 period was due primarily to an increase of $157,026, or 29%, in average interest-bearing deposits from the year ago period, partially offset by a 16 basis point decline in the cost of interest-bearing liabilities.

•
The Company's net interest margin declined to 2.60% in the nine months ended September 30, 2014 from 2.65% in the 2013 period, reflecting a 23 basis point decline in yield on average earning assets, which was partially offset by a 16 basis point improvement in the cost of funds related to interest-bearing liabilities, due primarily to higher cost deposits being replaced with those at lower rates.

•
Noninterest income for the nine months ended September 30, 2014 decreased $3,271, or 39%, to $5,076 compared with $8,347 in the prior year period. The decrease was driven by a $4,000, or 51%, decline in income from mortgage banking activities from the prior year period, reflecting the nationwide slowing in residential mortgage refinancing.

•
Noninterest income as a percentage of average assets decreased from 1.69% for the nine months ended September 30, 2013 to 0.80% for the nine months ended September 30, 2014. Income, which is defined as interest income plus noninterest income, as a percentage of average assets, decreased from 5.44% for the nine months ended September 30, 2013 to 4.35% for the nine months ended September 30, 2014. The decrease in both of these ratios reflects the $4,000, or 51%, decline in income from mortgage banking activities and the 29% increase in average assets from the prior year period.

•
Total noninterest expense increased $1,555, or 10%, to $16,783 for the nine months ended September 30, 2014 compared to $15,228 for the same period of 2013. The increase was due primarily to an increase of $1,685, or 22%, in salaries and benefits expense and a $348, or 24%, increase in premises and equipment expenses, which were partially offset by a $210, or 15%, decrease in marketing expenses and a $408, or 23%, decrease in professional services expenses. Although total noninterest expense increased, noninterest expense as a percentage of average assets decreased 45 basis points from 3.09% for the nine months ended September 30, 2013 to 2.64% for the nine months ended September 30, 2014 as asset growth outpaced the growth in noninterest expenses.

•
Income tax expense for the nine months ended September 30, 2014 was $1,384, resulting in an effective tax rate of 33%, compared to $1,575 and an effective tax rate of 29% for the nine months ended September 30, 2013. The increase in the effective tax rate was due primarily to the restructuring of the investment portfolio earlier in 2014 during which the Company liquidated its entire portfolio of odd lot and long duration municipal securities in the first quarter 2014. Municipal securities owned by the Company during the nine months ended September 30, 2013 provided interest income that was exempt from federal income tax, resulting in the lower effective tax rate for the 2013 period.

•
The Company recorded a credit for loan losses of $38 and a provision for loan losses of $101 for the nine months ended September 30, 2014 and 2013, respectively. The negative provision recorded during the 2014 period was driven by a pre-tax recovery of $459 related to the resolution of a nonaccrual commercial real estate credit that experienced significant charge-offs in prior periods. Net charge-offs (recoveries) as a percentage of average loans receivable were (0.02)% for the nine months ended September 30, 2014 compared to 0.17% for the prior year period.

Average Balance Sheets and Net Interest Income Analysis

For the periods presented, the following tables provide the total dollar amount of interest income from average interest-earning assets and the resulting yields. They also highlight the interest expense on average interest-bearing liabilities, expressed both in dollars and cost of funds, and the net interest margin. The tables do not reflect any effect of income taxes. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

Average Balance Sheets

(dollars in thousands)	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans, including loans held for sale	$660,650	$7,218	4.33%	$424,498	$5,170	4.83%
Securities – taxable	139,569	684	1.94%	149,287	771	2.05%
Securities – non-taxable	—	—	—%	45,448	447	3.90%
Other earning assets	38,964	45	0.46%	48,150	54	0.44%
Total interest-earning assets	839,183	7,947	3.76%	667,383	6,442	3.83%

Allowance for loan losses	(5,248)			(5,444)
Noninterest-earning assets	34,426			38,136
Total assets	$868,361			$700,075

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$16,932	$25	0.59%	$13,548	$20	0.59%
Interest-bearing demand deposits	69,635	96	0.55%	67,605	94	0.55%
Money market accounts	272,697	501	0.73%	229,588	428	0.74%
Certificates and brokered deposits	358,836	1,336	1.48%	273,824	1,216	1.76%
Total interest-bearing deposits	718,100	1,958	1.08%	584,565	1,758	1.19%
Other borrowed funds	29,748	316	4.21%	34,078	329	3.83%
Total interest-bearing liabilities	747,848	2,274	1.21%	618,643	2,087	1.34%

Noninterest-bearing deposits	21,960			13,594
Other non-interest bearing liabilities	3,713			7,729
Total liabilities	773,521			639,966

Shareholders’ equity	94,840			60,109
Total liabilities and shareholders' equity	$868,361			$700,075

Net interest income		$5,673			$4,355

Interest rate spread(1)			2.55%			2.49%
Net interest margin(2)			2.68%			2.59%
Average interest-earning assets to average interest-bearing liabilities			112.21%			107.88%
(1) Yield on total interest-earning assets minus cost of total interest-bearing liabilities
(2) Net interest income divided by total interest-earning assets

(dollars in thousands)	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans, including loans held for sale	$593,387	$19,918	4.49%	$415,996	$15,073	4.84%
Securities – taxable	159,474	2,421	2.03%	130,807	2,063	2.11%
Securities – non-taxable	2,387	58	3.25%	42,367	1,146	3.62%
Other earning assets	63,403	195	0.41%	40,041	148	0.49%
Total interest-earning assets	818,651	22,592	3.69%	629,211	18,430	3.92%

Allowance for loan losses	(5,373)			(5,607)
Noninterest-earning assets	36,654			34,825
Total assets	$849,932			$658,429

Liabilities and equity:
Interest-bearing liabilities:
Regular savings accounts	$18,160	$81	0.60%	$13,729	$60	0.58%
Interest-bearing demand deposits	70,831	290	0.55%	69,065	284	0.55%
Money market accounts	267,672	1,462	0.73%	216,108	1,205	0.75%
Certificates and brokered deposits	345,720	3,907	1.51%	246,455	3,493	1.89%
Total interest-bearing deposits	702,383	5,740	1.09%	545,357	5,042	1.24%
Other borrowed funds	29,831	940	4.21%	30,433	904	3.97%
Total interest-bearing liabilities	732,214	6,680	1.22%	575,790	5,946	1.38%

Noninterest-bearing deposits	19,661			13,085
Other non-interest bearing liabilities	4,947			7,873
Total liabilities	756,822			596,748

Shareholders’ equity	93,110			61,681
Total liabilities and shareholders' equity	$849,932			$658,429

Net interest income		$15,912			$12,484

Interest rate spread(1)			2.47%			2.54%
Net interest margin(2)			2.60%			2.65%
Average interest-earning assets to average interest-bearing liabilities			111.80%			109.28%
(1) Yield on total interest-earning assets minus cost of total interest-bearing liabilities
(2) Net interest income divided by total interest-earning assets

Rate/Volume Analysis

The following tables illustrate the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Three Months Ended September 30, 2014 vs. 2013 Due to Changes in
	Volume	Rate	Net
Interest income
Loans, including loans held for sale	$5,305	$(3,257)	$2,048
Securities – taxable	(48)	(39)	(87)
Securities – non-taxable	(447)	—	(447)
Other earning assets	(23)	14	(9)
Total	4,787	(3,282)	1,505

Interest expense
Interest-bearing deposits	1,211	(1,011)	200
Other borrowed funds	(152)	139	(13)
Total	1,059	(872)	187

Increase (decrease) in net interest income	$3,728	$(2,410)	$1,318

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Nine Months Ended September 30, 2014 vs. 2013 Due to Changes in
	Volume	Rate	Net
Interest income
Loans, including loans held for sale	$6,632	$(1,787)	$4,845
Securities – taxable	484	(126)	358
Securities – non-taxable	(982)	(106)	(1,088)
Other earning assets	87	(40)	47
Total	6,221	(2,059)	4,162

Interest expense
Interest-bearing deposits	1,860	(1,162)	698
Other borrowed funds	(27)	63	36
Total	1,833	(1,099)	734

Increase (decrease) in net interest income	$4,388	$(960)	$3,428

Financial Condition
(dollar amounts in thousands except share and per share data)

Comparison of September 30, 2014 to December 31, 2013

•
Total assets were $926,883 at September 30, 2014 compared to $802,342 at December 31, 2013, an increase of $124,541, or 16%. The increase was primarily due to a $194,776, or 39%, increase in loans receivable, partially offset by a $53,206, or 29%, decrease in securities available-for-sale.

•
Loans receivable increased 39% from $501,153 at December 31, 2013 to $695,929 at September 30, 2014. Total commercial and industrial loan balances increased $16,931, or 31%, at September 30, 2014 versus December 31, 2013. Commercial real estate loans, which include owner-occupied loans, increased $93,449, or 66%, at September 30, 2014 compared to December 31, 2013. Credit tenant lease financing experienced the largest growth within the commercial real estate portfolio, increasing $81,565, or 97%, since December 31, 2013. In connection with the repositioning of the investment portfolio to provide increased liquidity, the Company deployed excess balance sheet capacity to acquire $106,480 of high quality adjustable rate mortgage assets during the period to complement its organic loan growth.

•
Credit quality continues to remain strong as nonperforming loans to total loans receivable declined to 0.06% from 0.37% at December 31, 2013. Additionally, nonperforming assets to total assets declined to 0.55% from 0.90% at December 31, 2013. Compared to December 31, 2013, total nonperforming loans decreased $1,452, or 78%, due primarily to the resolution of a nonaccrual commercial real estate credit with a recorded value of $955. The Company recovered 100% of the unpaid principal balance, resulting in a recovery of $459.

•
The allowance for loan losses was $5,464 as of September 30, 2014 compared to $5,426 as of December 31, 2013. The allowance as a percentage of total nonperforming loans increased to 1,366% at September 30, 2014 from 293% at December 31, 2013. Due to the improvement in credit quality, the allowance for loan losses to total loans receivable decreased to 0.79% at September 30, 2014 compared to 1.09% at December 31, 2013.

•
Total deposits increased $64,875, or 10%, to $737,970 at September 30, 2014, compared to $673,095 at December 31, 2013. Certificates of deposit and money market accounts exhibited the strongest growth, increasing $41,951, or 14%, and $20,732, or 8%, respectively, from December 31, 2013.

•
Tangible common equity increased $3,866 from $86,221 at December 31, 2013 to $90,087 at September 30, 2014. Tangible book value per common share increased 5% from $19.38 at December 31, 2013 to $20.29 at September 30, 2014. A reconciliation of tangible common equity and tangible book value per common share to the most directly comparable measure under U.S. GAAP appears later in this discussion under “Reconciliation of Non-GAAP Financial Measures.”

Loan Portfolio Analysis

The table below provides a detailed listing of the Company's loan portfolio:

(dollars in thousands)	September 30, 2014		December 31, 2013
Real estate loans:
Residential mortgage	$220,499	31.94%	$153,101	30.86%
Home equity loans and lines of credit	61,799	8.95%	37,906	7.64%
Commercial – credit tenant lease financing	165,738	24.01%	84,173	16.96%
Commercial – other	70,140	10.16%	58,256	11.74%
Total real estate loans	518,176	75.06%	333,436	67.20%

Commercial loans	72,099	10.44%	55,168	11.12%
Consumer loans – trailers	65,085	9.43%	68,991	13.90%
Consumer loans – recreational vehicle	31,591	4.58%	34,738	7.00%
Consumer loans – other	3,398	0.49%	3,833	0.78%
Total loans	690,349	100.00%	496,166	100.00%
Net deferred loan fees, premiums and discounts	5,580		4,987
Loans receivable	695,929		501,153
Allowance for losses	(5,464)		(5,426)
Net loans receivable	$690,465		$495,727

Asset Quality and Allowance for Loan Losses

(dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Real estate loans:
Residential	$57	$630
Commercial	89	1,054
Total real estate loans	146	1,684
Commercial loans	—	—
Consumer loans	153	150
Total nonaccrual loans	299	1,834

Accruing loans past due 90 days or more:
Real estate loans:
Residential	96	—
Commercial	—	—
Total real estate loans	96	—
Commercial loans	—	—
Consumer loans	5	18
Total accruing loans past due 90 days or more	101	18

Total nonperforming loans	400	1,852

Other real estate owned:
Residential	57	368
Commercial	4,488	4,013
Total other real estate owned	4,545	4,381

Other nonperforming assets	122	956

Total nonperforming assets	$5,067	$7,189

Total nonperforming loans to total loans	0.06%	0.37%
Total nonperforming assets to total assets	0.55%	0.90%

Troubled Debt Restructurings

(dollars in thousands)	September 30, 2014	December 31, 2013
Troubled debt restructurings – nonaccrual	$25	$27
Troubled debt restructurings – performing	1,154	1,243
Total troubled debt restructurings	$1,179	$1,270

Total nonperforming assets decreased $2,122, or 30%, to $5,067 at September 30, 2014 from $7,189 at December 31, 2013. Total nonperforming loans decreased by $1,452, or 78%, from December 31, 2013 to September 30, 2014 primarily due to the resolution of a nonaccrual commercial real estate credit with a recorded value of $955. Other nonperforming assets decreased $834, or 87%, from $956 at December 31, 2013 to $122 at September 30, 2014. The Company sold all of its nonaccrual securities during the nine months ended September 30, 2014, resulting in the decrease in other nonperforming assets. The Company has one commercial property in other real estate owned at September 30, 2014. This property consists of two buildings which are residential units adjacent to a college campus. Improvements have been made in collaboration with the university and the property continues to be occupied.

Nonperforming assets and troubled debt restructurings to total assets decreased from 1.05% at December 31, 2013 to 0.67% at September 30, 2014. The allowance for loan losses as a percentage of loans receivable decreased from 1.09% at December 31, 2013 to 0.79% at September 30, 2014.

Nonperforming loans are comprised of loans past due 90 days or more and other nonaccrual loans. Nonperforming assets include nonperforming loans, impaired investment securities, other real estate owned, and other assets which are primarily repossessed vehicles.

Deposits

(dollars in thousands)	September 30, 2014		December 31, 2013
Regular savings accounts	$17,503	2.37%	$14,330	2.13%
Noninterest-bearing deposits	20,359	2.76%	19,386	2.88%
Interest-bearing demand deposits	71,762	9.72%	73,748	10.96%
Money market accounts	275,901	37.39%	255,169	37.91%
Certificates of deposit	334,636	45.35%	292,685	43.48%
Brokered deposits	17,809	2.41%	17,777	2.64%
Total	$737,970	100.00%	$673,095	100.00%

Our independence from a traditional branch delivery system permits us to offer competitive rates for interest-bearing accounts, as needed, in order to fund loan growth. As noted in the table above, total deposits increased $64,875, or 10%, to $737,970 at September 30, 2014 from $673,095 at December 31, 2013.

Investment Securities

The following table summarizes the book value and approximate fair value and distribution of our investment securities as of the dates indicated:

(dollars in thousands)	September 30, 2014		December 31, 2013
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available-for-sale
U.S. Government-sponsored enterprises	$16,049	$15,725	$57,569	$56,277
Municipal securities	—	—	46,126	46,323
Mortgage-backed and asset-backed securities – government-sponsored enterprises	111,524	110,489	75,058	73,941
Mortgage-backed and asset-backed securities – private labeled	—	—	1,313	1,232
Other securities	2,000	1,989	5,025	3,636
Total securities available-for-sale	$129,573	$128,203	$185,091	$181,409

In 2014, the Company repositioned its securities portfolio to provide increased liquidity and to reduce the interest rate risk and duration of the portfolio. These actions included selling a portion of the portfolio, including the ALESCO IV and I-PreTSL I collateralized debt obligations. The Company also sold all of the municipal securities that were held in the securities portfolio at December 31, 2013.

Premises and Equipment

The Bank does not serve its retail or commercial customer base through a branch network. During 2013, the Company acquired an office building with approximately 52,000 square feet of office space and related real estate in Fishers, Indiana for $4,083. The Bank uses the Fishers property for its mortgage operations and some of its administrative operations but not as a branch. The Company's headquarters, located in Indianapolis, Indiana, is leased. The Bank also operates loan production offices from leased spaces in Tempe, Arizona and Portland, Oregon.

Shareholders’ Equity

Shareholders’ equity increased to $94,774 at September 30, 2014 compared to $90,908 at December 31, 2013. This was the result of net income for the nine months ended September 30, 2014 of $2,859, other comprehensive income of $1,490, and the recognition of $443 of the fair value of share based compensation. These increases were offset by $810 of dividends declared on common stock, $71 of common stock redeemed for the net settlement of share-based awards, and other changes of $45. Tangible common equity to tangible assets decreased from 10.81% at December 31, 2013 to 9.77% at September 30, 2014 due to strong asset growth.

At September 30, 2014, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations.

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital to risk-weighted assets
Consolidated	$99,434	14.45%	$55,064	8.0%	N/A	N/A
Bank	81,972	11.94%	54,900	8.0%	68,626	10.0%
Tier 1 capital to risk-weighted assets
Consolidated	90,970	13.22%	27,532	4.0%	N/A	N/A
Bank	76,508	11.15%	27,450	4.0%	41,175	6.0%
Tier 1 capital to average assets
Consolidated	90,970	10.52%	34,574	4.0%	N/A	N/A
Bank	76,508	8.87%	34,500	4.0%	43,125	5.0%

Liquidity and Capital Resources

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. Most recently, the Bank's Board of Directors declared a cash dividend of $250 in June 2013. There have been no subsequent declarations of dividends by the Bank.

The Company’s Board of Directors declared a cash dividend for the third quarter of 2014 of $0.06 per share of common stock payable October 15, 2014 to shareholders of record on September 30, 2014. Subsequent to September 30, 2014, the Company's Board of Directors also declared a cash dividend for the fourth quarter of 2014 of $0.06 per share of common stock payable January 15, 2015 to shareholders of record on December 31, 2014. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of any future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints, and other factors.

At September 30, 2014, the Company had $169,810 in cash, interest-bearing time deposits, and investment securities available for sale and $27,547 in loans held-for-sale that were generally available for our cash needs compared to $237,599 and $28,610 at December 31, 2013, respectively. At September 30, 2014, the Company had the ability to borrow an additional $231,000 in advances from Federal Home Loan Bank and correspondent bank fed funds line of credit draws. At September 30, 2014, the Company, on an unconsolidated basis, had $15,797 in cash generally available for its cash needs.

We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, we may require additional capital resources to accommodate continued growth.

At September 30, 2014, approved outstanding loan commitments, including unused lines of credit, amounted to $83,492 compared to $49,100 at December 31, 2013, an increase of $34,392. Commercial unfunded loan commitments accounted for $28,351 of the increase as the Company continued to expand its commercial lending business. Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $199,600. Generally, we believe that a majority of maturing deposits will remain with the Bank due to our competitive rates.

Reconciliation of Non-GAAP Financial Measures

Tangible common equity, tangible assets, and tangible book value per common share are financial performance measures not recognized in U.S. GAAP. Our management, banking regulators, many financial analysts, and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share, or related measures should not be considered as a substitute for total shareholders’ equity, total assets, book value per share, or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these measures may differ from those of other companies reporting measures with similar names. The following table reconciles these non-GAAP performance measures and a capital ratio using such measures to the most directly comparable GAAP measure or ratio.

(dollars in thousands, except share data)	September 30, 2014	December 31, 2013
Total equity - GAAP	$94,774	$90,908
Adjustments
Goodwill	(4,687)	(4,687)
Tangible common equity	$90,087	$86,221

Total assets - GAAP	$926,883	$802,342
Adjustments
Goodwill	(4,687)	(4,687)
Tangible assets	$922,196	$797,655

Total common shares outstanding	4,439,575	4,448,326

Book value per common share	$21.35	$20.44
Effect of adjustment	(1.06)	(1.06)
Tangible book value per common share	$20.29	$19.38

Total shareholders’ equity to assets ratio	10.23%	11.33%
Effect of adjustment	(0.46)	(0.52)
Tangible common equity to tangible assets ratio	9.77%	10.81%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Future Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $42,250 and $30,628, respectively. These contracts mature in less than one year. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

FIRST INTERNET BANCORP

Date: 11/12/2014	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 11/12/2014	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically