Form 10-K
period 2014-12-31
First Internet Bancorp
filed 2015-03-13
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8888 Keystone Crossing, Suite 1700
Indianapolis, Indiana	46240
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common stock, without par value	NASDAQ Capital Market

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

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $84.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 6, 2015, the registrant had 4,486,563 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for the annual meeting of shareholders to be held on May 18, 2015 are incorporated by reference in Part III.

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on First Internet Bancorp’s (“we,” “our,” “us” or the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan” and similar expressions. Such statements are subject to certain risks and uncertainties including: failures or interruptions in our information systems; growth in our commercial lending activities; declines in market values of our investments; technological obsolescence; our possible need for additional capital resources in the future; competition; loss of key members of management; fluctuations in interest rates; inadequate allowance for loan losses; risks relating to consumer lending; our dependence on capital distributions from the First Internet Bank of Indiana (the “Bank”); our ability to maintain growth in our mortgage lending business; a decline in the mortgage loan markets or real estate markets; risks associated with the regulation of financial institutions; and changes in regulatory capital requirements. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (“SEC”). The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

Item 1.        Business

General

First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”.) The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. In recent years, we have added commercial real estate (“CRE”) lending, including nationwide single tenant lease financing , and commercial and industrial (“C&I”) lending, including asset based lending and business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors.

Our principal office is located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240; our website is www.firstinternetbancorp.com; and our telephone number is (317) 532-7900.

As of December 31, 2014, we had total assets of $970.5 million, total liabilities of $873.7 million, and shareholders’ equity of $96.8 million.
Business Strategies

Our business model is significantly different from that of a typical community bank. We do not have a conventional brick and mortar branch system; rather, we operate through our scalable Internet banking platform. The market area for our residential real estate lending, consumer lending, and deposit gathering activities is the entire United States. We also offer single tenant lease financing on a nationwide basis. Our other commercial banking activities, including CRE loans and C&I loans, corporate credit cards, and corporate treasury management services, are offered by our commercial banking team to businesses primarily within Central Indiana, Phoenix, Arizona and markets adjacent to these areas. We have no significant customer concentrations within our loan portfolio.
Performance
Growth. Total assets have increased 92.6% from $503.9 million at December 31, 2010 to $970.5 million at December 31, 2014. This increase was driven primarily by strong organic growth. During the same time period, loans receivable increased from $306.4 million to $732.4 million and deposits increased from $422.7 million to $758.6 million, increases of 139.0% and 79.5%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking strategy that allows us to target a broad reach of customers across 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2014, CRE and C&I loans comprised 48.3% of loans receivable compared to 8.1% at December 31, 2010.
Earnings Trend. We have generated positive net income for the last five years. Net income was $4.3 million for the year ended December 31, 2014.
Asset Quality. We have maintained a high quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, and a diverse national and local customer base. At December 31, 2014, our nonperforming assets to total assets was 0.50%, our nonperforming loans to total loans receivable was 0.04% and our allowance for loan losses to total loans receivable was 0.79%.
Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We also conduct commercial banking and related activities, primarily on a local basis except for our single tenant lease financing product which is offered nationwide. Our overriding strategic focus is enhancing franchise and shareholder value. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in consumer and commercial banking, effective underwriting, strong asset quality and efficient technology-driven operations.

National Focus on Deposit and Consumer Banking Growth. Our first product offerings were basic deposit accounts, certificates of deposit, electronic bill pay and credit cards. Within 90 days of opening, we had accounts with consumers in all 50 states. Over the years, we added secured consumer loans, lines of credit, home equity loans and single-family mortgages. Our footprint for deposit gathering and these consumer lending activities is the entire nation. With the use of our Internet-based technology platform, we do not face geographic boundaries that traditional banks must overcome for customer acquisition. Armed with smart phones, tablets and computers, our customers can access our online banking system, bill pay, and remote deposit capture 24 hours a day, seven days a week, on a real time basis. In addition, we have dedicated banking specialists who can service customer needs via telephone, email or online chat. We intend to continue to expand our deposit base by leveraging technology and through cross-selling capabilities as well as targeted marketing efforts.
Commercial Banking Growth. Over the past several years, we have diversified our operations by adding commercial banking to complement our consumer platform. We offer traditional CRE loans, single tenant lease financing, C&I loans, asset based lending, corporate credit cards, and treasury management services. Our commercial lending teams consist of seasoned commercial bankers, most of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders leverage deep market knowledge and experience to serve commercial borrowers with a relationship-based approach. We are continuing to develop new products and services for this market which is expected to produce additional revenue. We also intend to grow and expand our commercial banking platform by hiring additional seasoned loan officers and relationship managers with specialized market or product expertise.
Experience. Our management team and our Board of Directors are integral to our success. Our management team and Board of Directors are led by David B. Becker, the founder of First Internet Bank of Indiana. Mr. Becker is a seasoned business executive and entrepreneur with over three decades of management experience in the financial services and financial technology space, and has served as our Chief Executive Officer since 2005. Mr. Becker has been the recipient of numerous business awards, including Ernst & Young Entrepreneur of the Year in 2002, and is an inductee to the Central Indiana Business Hall of Fame. The senior management team is complemented by a dedicated Board of Directors with a wide range of experience from careers in financial services, legal and regulatory services, and industrial services.
The leaders of our lending teams and members of their staff are highly seasoned, career bankers who bring deep banking knowledge and relationships from regional, super-regional or money center banks. Our management team has a wealth of banking knowledge from a wide variety of backgrounds which gives us significant market insight and allows us to leverage their comprehensive, long-term customer relationships. We organize our lending teams as follows: Commercial and Industrial, Commercial Real Estate, Consumer, and Mortgage Banking. We will continue to search for seasoned bankers who can add new lending verticals and sources of revenue.
Profitability. We intend to continue to leverage our technology, our long-term commercial relationships and our noninterest income sources to drive profitability. As we continue to grow, we believe that our model will produce a greater level of efficiency than more traditional community banks, with the goal of higher returns on assets and shareholders’ equity.
Maintain Asset Quality, Diversified Loan Portfolio and Effective Underwriting. We place an emphasis on our strong credit culture and strict underwriting standards of diverse loan products to maintain our excellent credit quality. At December 31, 2014, the loan portfolio consisted of 37.7% CRE, 10.6% C&I, 13.3% consumer, and 38.4% residential real estate loans.
Efficiency Through Technology. To date, we have pursued growth in a prudent and disciplined fashion. We will continue to monitor our efficiency ratio and intend to invest in and utilize technology to compete more effectively as we grow in the future. Through our online account access services, augmented by our team of dedicated banking specialists, we can satisfy all of the needs of our retail and commercial customers in an efficient manner. Our data processing systems run on a “real-time” basis, unlike many banks that run a “batch system”, so customers benefit from an up-to-the-minute picture of their financial position-particularly our commercial customers, who complete numerous transactions in a single day. We believe we have built a scalable banking infrastructure based upon technology, rather than a traditional branch network, and that our Internet banking processes are capable of supporting continued growth while improving operational efficiencies.
Expand Market Share Through Disciplined Acquisition Strategy. We may expand through acquisitions on an opportunistic basis, primarily as a means of securing additional asset generation capabilities and expertise.

Lending Activities
Residential Mortgage Lending. We offer first-lien residential mortgage loans in 50 states and second-lien (home equity) loans as well as home equity lines of credit in 47 states. We offer loans for home buyers (purchase money) as well as existing homeowners who wish to refinance their current loans. Over the past two years, we have re-focused our business model to emphasize purchase mortgage business while also allowing us the flexibility to capitalize on refinance activity. In 2014, approximately 60% of the loans we originated were refinances, compared to 70% in 2013 and 87% in 2012.

We attract credit-worthy loan applicants through disciplined online lead generation efforts and through repeat business from past customers. We track our acquisition costs vigilantly and use customer relationship management tools to track prospects and identify the most likely sales opportunities on which to focus our efforts.

We currently sell the vast majority of our conforming conventional (fixed rate) loans in the secondary market and thereby avoid the potential interest rate risk of these loans. We generally retain variable rate non-conforming (jumbo) loans in our portfolio.

In 2014, we expanded our residential mortgage lending capabilities with a construction lending initiative. The program allows Central Indiana homeowners to finance the construction of a new home and convert the loan to a mortgage loan upon completion of construction, with only one visit to the closing table.

We also actively promote home equity loans and lines of credit through our Internet channel, leveraging our robust yet easy-to-use customer-facing toolset. We continue to expand our efforts to complement our first-lien products.

Consumer Lending. While we offer consumer loans and credit cards through our website to a nationwide consumer base, the majority of our consumer loans have been acquired through indirect dealer networks, primarily horse trailers and recreational vehicles (RVs). In recent years, we expanded our recreational product dealer network and implemented a new loan origination system to improve both the customer experience and document tracking during the underwriting process.

Commercial Real Estate Lending. The vast majority of our traditional investment real estate loans are secured by office, retail, industrial, single family residential, and multi-family properties located in the State of Indiana, with single tenant, long term lease financing originated on a nationwide basis. At December 31, 2014, $273.9 million, or 37.7% of our loan portfolio consisted of CRE loans.

We believe our CRE portfolio will continue its growth in two ways: (1) regionally, in more traditional short and intermediate-term financing arrangements supporting local developers and conventional property types (office, retail, industrial, residential development & construction, multi-family); and (2) nationally, where we will concentrate on intermediate and longer term financing of properties occupied by single tenants committed to long-term leases with borrowers providing significant cash equity in relation to the amount borrowed.

Commercial and Industrial Lending. Historically, we originated C&I loans as a result of referrals we received from customers and third parties. In 2011, we established a C&I lending team through the recruitment of seasoned relationship managers focused on serving commercial borrowers in the Central Indiana area. In 2013, we expanded our commercial lending capabilities by opening a loan production office in Tempe, Arizona and by creating a new division that offers asset based lending services. Operating under the name First Internet Bank Business Capital, the new asset based lending division provides working capital to small-to-medium sized companies in the form of revolving lines of credit backed by accounts receivable and inventory as well as term loans backed by real estate and equipment.

The recent increase in our C&I lending activity is intended to further diversify our lending portfolio and increase opportunities for new business. In addition to commercial loan originations, C&I relationships can result in new deposits, fee income from treasury management products, and opportunities to cross-sell other products such as residential mortgage loans and consumer home equity and installment loans. C&I customers and their advisors also serve as referral sources for additional new business opportunities. In order to attract deposits from C&I borrowers, which diversifies our deposit mix and reduces our cost of funds, and to enhance our noninterest income, we offer these borrowers expanded online account access and treasury management service capabilities.

Loan Portfolio Analysis

(dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
Real estate loans:
Residential	$279,046	38.4%	$191,007	38.5%	$128,815	36.3%	$143,452	43.3%	$106,729	35.3%
Commercial	273,855	37.7%	142,429	28.7%	84,918	24.0%	43,507	13.1%	19,563	6.5%
Total real estate loans	552,901	76.1%	333,436	67.2%	213,733	60.3%	186,959	56.4%	126,292	41.8%
Commercial loans	77,232	10.6%	55,168	11.1%	14,271	4.0%	2,063	0.6%	4,919	1.6%
Consumer loans	97,094	13.3%	107,562	21.7%	126,486	35.7%	142,783	43.0%	171,122	56.6%
	727,227	100.0%	496,166	100.0%	354,490	100.0%	331,805	100.0%	302,333	100.0%
Net deferred loan fees, costs, premiums and discounts	5,199		4,987		3,671		3,421		4,057
Total loans receivable	732,426		501,153		358,161		335,226		306,390
Allowance for loan losses	(5,800)		(5,426)		(5,833)		(5,656)		(6,845)
Net loans receivable	$726,626		$495,727		$352,328		$329,570		$299,545

Loan Maturities

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2014.

(dollars in thousands)	Real Estate
	Residential	Commercial	Commercial	Consumer	Total
Amounts due in:
One year or less	$1,352	$19,060	$13,259	$2,015	$35,686
More than one to two years	643	25,019	5,887	2,197	$33,746
More than two to three years	514	4,728	6,556	3,420	$15,218
More than three to five years	554	70,480	29,821	18,594	$119,449
More than five to ten years	1,652	140,831	21,269	56,782	$220,534
More than ten to fifteen years	7,933	13,619	440	14,086	$36,078
More than fifteen years	266,398	118	—	—	$266,516
Total	$279,046	$273,855	$77,232	$97,094	$727,227

Fixed vs. Adjustable Rate Loans

The following table shows the distribution of the outstanding loans in our portfolio between those with variable or floating interest rates and those with fixed or predetermined interest rates as of December 31, 2014.

(dollars in thousands)	Due after December 31, 2014
	Fixed	Adjustable	Total
Real estate loans:
Residential	$30,599	$248,447	$279,046
Commercial	221,382	52,473	$273,855
Total real estate loans	251,981	300,920	$552,901
Commercial loans	55,725	21,507	$77,232
Consumer loans	96,146	948	$97,094
Total loans	$403,852	$323,375	$727,227

Loan Activity

The following table shows loan activity for the years ended December 31, 2014 and 2013.

(dollars in thousands)	Year ended December 31,
	2014	2013
Total loans at beginning of period:	$496,166	$354,490

Loans originated:
Real estate loans:
Residential	33,991	29,004
Commercial	176,619	91,128
Commercial loans	72,185	46,975
Consumer loans	27,086	23,335
Total loans originated	309,881	190,442

Loans Purchased(1):
Real estate loans:
Residential	104,894	59,254
Commercial	—	—
Commercial loans	—	21,892
Consumer loans	—	—
Total loans purchased	104,894	81,146

Add (Deduct):
Principal repayments	(182,857)	(128,137)
Net other	(857)	(1,775)

Net loan activity	231,061	141,676
Total loans at end of period	$727,227	$496,166
 __________________________________
(1) Excludes premiums paid or discounts received.

Nonperforming Assets

Loans are reviewed at least annually unless certain events or circumstances warrant more frequent reviews and any loan for which collectability is doubtful is placed on nonaccrual status. Loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. Restructured loans include troubled debt restructurings that involved forgiving a portion of interest or principal, granting interest rate concessions, or maturity date extensions to those borrowers who may be experiencing financial difficulties. Foreclosed and repossessed assets include assets acquired in the settlement of loans.

The following table sets forth the amounts and categories of nonperforming assets in our portfolio as of the dates indicated.

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans(1):
Real estate loans:
Residential	$25	$630	$1,389	$876	$2,841
Commercial	87	1,054	2,362	7,523	3,593
Total real estate loans	112	1,684	3,751	8,399	6,434
Commercial loans	—	—	—	—	1,539
Consumer loans	123	150	155	224	683
Total nonaccrual loans	235	1,834	3,906	8,623	8,656

Accruing loans past due 90 days or more:
Real estate loans:
Residential	57	—	450	75	—
Commercial	—	—	—	—	900
Total real estate loans	57	—	450	75	900
Commercial loans	—	—	—	—	—
Consumer loans	4	18	21	56	30
Total accruing loans past due 90 days or more	61	18	471	131	930

Total nonperforming loans	296	1,852	4,377	8,754	9,586

Real estate owned:
Residential	—	368	265	448	591
Commercial	4,488	4,013	3,401	1,064	1,616
Total real estate owned	4,488	4,381	3,666	1,512	2,207

Other nonperforming assets	82	956	2,253	3,113	5,118

Total nonperforming assets	4,866	7,189	10,296	13,379	16,911
Troubled debt restructurings not included in nonaccruals	1,125	1,243	1,412	1,086	360
Troubled debt restructurings and total nonperforming assets	$5,991	$8,432	$11,708	$14,465	$17,271
__________________________________
(1) Includes nonperforming troubled debt restructurings.

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Troubled debt restructurings:
Real estate loans:
Residential – Accruing	$1,013	$1,054	$1,092	$817	$360
Residential – Non-accruing	—	27	29	285	—
Commercial – Non-accruing	—	—	510	510	—
Total real estate loans	1,013	1,081	1,631	1,612	360
Consumer loans – Accruing	112	189	319	269	—
Consumer loans – Non-accruing	5	—	20	89	—
Total troubled debt restructurings	$1,130	$1,270	$1,970	$1,970	$360

Total nonperforming loans to total loans	0.04%	0.37%	1.23%	2.64%	3.17%
Total nonperforming assets to total assets	0.50%	0.90%	1.62%	2.29%	3.36%
Total nonperforming assets and troubled debt restructurings to total assets	0.62%	1.05%	1.84%	2.47%	3.43%

Classified Loans

(dollars in thousands)	December 31,
	2014	2013
Special Mention loans	$379	$3,456
Substandard loans	1,608	1,054
Doubtful loans	—	—
Total classified loans	$1,987	$4,510

Delinquencies

(dollars in thousands)	December 31,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due
Real estate loans:
Residential	$161	$—	$57	$122	$—	$603
Commercial	—	—	—	—	—	955
Total real estate loans	161	—	57	122	—	1,558
Commercial loans	—	—	—	—	—	—
Consumer loans	249	56	53	484	45	84
Total	$410	$56	$110	$606	$45	$1,642

Allocation of Allowance for Loan Losses

The determination of the allowance for loan losses and the related provision is one of our critical accounting policies that is subject to significant estimates, as discussed within the Critical Accounting Policies and Estimates section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information obtained through the credit evaluation process. The Company utilizes a risk-rating system on non-homogenous CRE and C&I loans that includes regular credit reviews to identify and quantify the risk in the commercial portfolio. Management conducts quarterly reviews of the entire loan portfolio and evaluates the need to establish allowances on the basis of these reviews.

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

The following tables reflect the allowance for loan losses and its allocations for the periods indicated.

(dollars in thousands)	December 31,
	2014			2013			2012
	Amount	% of Total ALLL	% of Total Loans	Amount	% of Total ALLL	% of Total Loans	Amount	% of Total ALLL	% of Total Loans
Real estate loans:
Residential	$1,192	20.5%	38.4%	$1,219	22.5%	38.5%	$1,149	19.7%	36.3%
Commercial	2,997	51.7%	37.7%	2,517	46.4%	28.7%	3,107	53.3%	24.0%
Commercial loans	920	15.9%	10.6%	819	15.1%	11.1%	371	6.3%	4.0%
Consumer loans	691	11.9%	13.3%	871	16.0%	21.7%	1,206	20.7%	35.7%
Total allowance for loan losses	$5,800	100.0%	100.0%	$5,426	100.0%	100.0%	$5,833	100.0%	100.0%

(dollars in thousands)	December 31,
	2011			2010
	Amount	% of Total ALLL	% of Total Loans	Amount	% of Total ALLL	% of Total Loans
Real estate loans:
Residential	$1,099	19.4%	43.3%	$2,135	31.2%	35.3%
Commercial	2,485	43.9%	13.1%	1,292	18.9%	6.5%
Commercial loans	333	5.9%	0.6%	608	8.9%	1.6%
Consumer loans	1,739	30.8%	43.0%	2,810	41.0%	56.6%
Total allowance for loan losses	$5,656	100.0%	100.0%	$6,845	100.0%	100.0%

Loan Loss Experience

The following table reflects activity in the allowance for loan losses for the periods indicated and selected related statistics.

(dollars in thousands)	Twelve Months Ended December 31,
	2014	2013	2012	2011	2011
Allowance at beginning of period:	$5,426	$5,833	$5,656	$6,845	$10,097
Provision for loan losses	349	324	2,852	2,440	927
Charge offs:
Real estate loans:
Residential	247	164	509	811	1,158
Commercial	—	238	1,464	698	445
Commercial loans	14	—	—	612	61
Consumer loans	596	810	1,438	2,296	3,399
Total charge-offs	857	1,212	3,411	4,417	5,063

Recoveries:
Real estate loans:
Residential	38	98	148	141	121
Commercial	460	—	—	—	17
Commercial loans	—	70	75	19	—
Consumer loans	384	313	513	628	746
Total recoveries	882	481	736	788	884

Net (recoveries) charge-offs	(25)	731	2,675	3,629	4,179

Allowance at end of period	$5,800	$5,426	$5,833	$5,656	$6,845

Allowance to nonperforming loans	1,959.5%	293.0%	133.3%	64.6%	71.4%
Allowance to total loans outstanding at end of period	0.79%	1.09%	1.65%	1.70%	2.26%
Net charge-offs to average loans outstanding during period	0.00%	0.17%	0.69%	1.05%	1.35%

Underwriting Procedures and Standards

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors. Loan officers have underwriting and approval authorization of varying amounts based on their years of experience in the lending field. Additionally, based on the amount of the loan, multiple approvals may be required. Per the Company’s legal lending limit, the maximum the Bank could lend to any one borrower at December 31, 2014 was $13.4 million.

Our goal is to have a well-diversified and balanced loan portfolio. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, industry and geography. To supplement our internal loan review resources, we have engaged an independent third-party loan review group, which is a part of our internal loan review function.

Residential Real Estate Loans. Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of 1-4 family units and home equity loans and lines of credit.  We currently sell substantially all of the long-term fixed rate residential real estate loans that we originate to secondary market investors. We also release the servicing of these loans upon sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

We typically retain all adjustable rate residential real estate loans that exceed the government maximum conforming loan amount (which is currently $417,000). Loans secured by first liens on residential real estate retained in the portfolio typically do not exceed 80% of the value of the collateral, are adjustable rate, and have amortization periods of thirty years or less.

Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores. Our underwriting focuses on the applicant’s ability to repay the loan from his or her employment and from other sources.  We verify an applicant’s credit information using third-party records and tax transcripts through the IRS.

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

Consumer Loans. Consumer loans are primarily comprised of installment loans and credit cards. The majority of our consumer loans are horse trailer and recreational vehicle loans, underwritten by our staff for buyers whose applications were sent to us through a dealer network.  Minimum underwriting criteria have been established that consider credit score, debt-to-income ratio, employment history, the advance percentage and collateral coverage.  Typically, consumer loans are set up on monthly payments with amortization periods based on the type and age of the collateral.

Commercial Real Estate Loans. Traditional CRE loans are comprised of credit extended to developers or owners of real estate for the following purposes: (1) leasing space to non-related commercial entities; (2) construction and land development of residential and commercial projects; and (3) interim financing to developers/owners of multi-family residential structures, such as apartment buildings and condominiums.  CRE loans are underwritten primarily based on historical and projected cash flows of the borrower and secondarily on the appraised value of the underlying real estate pledged as collateral on the debt. Single tenant lease financing activities target individual and institutional real estate investors purchasing commercial properties occupied under long-term leasing arrangements by national or regional tenants.  These transactions are typically longer term in nature given the longer contractual lease periods and the reliability of the cash flow from financially sound tenants.  For the various types of commercial real estate loans, minimum criteria have been established within the Bank’s loan policy regarding debt service coverage while maximum limits on loan-to-value, loan term and amortization periods have been defined.  Loan-to-value ratios range from 50% to 80% depending upon the type of real estate collateral, while the desired debt coverage ratio range is 1.05x to 1.80x.

The Bank’s CRE loan portfolio is monitored on an ongoing basis through the completion of periodic credit reviews and site inspections, and the review of financial statement updates, property rent rolls, guarantor tax returns and personal financial statements, insurance renewals and property tax payments.

Commercial and Industrial Loans. C&I loans consist of loans for business expansion as well as working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate.  Also, new equipment financing is provided to businesses with these loans generally limited to 90% of the value of the collateral and amortization periods limited to seven years. C&I loans are often accompanied by a personal guaranty of the principal owners of a business. As with CRE loans, the underlying cash flow on a historic and projected basis of the business is the primary consideration in the underwriting process, with a desired minimum debt coverage ratio of 1.20x. We also assess the management’s operational effectiveness, level of equity invested in the business and customer relationships. We also consider relevant economic and industry factors, as well as competitor and supplier information relating to the applicant’s business.  The financial condition of commercial borrowers is monitored at least annually with the type of financial information required determined by the size of the relationship.  We address the needs of businesses with higher risk profiles through the use of government-assisted lending programs through the Small Business Administration. We determine the loan structure after evaluating what is appropriate for the specific situation and establish monitoring mechanisms for going forward.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers, and a deposit-taking ATM network. We do not currently solicit brokered deposits, although we had approximately $13.5 million in brokered time deposits at December 31, 2014 that were originated in prior years.

The Bank does not own or operate any ATMs. Through network participation, the Bank’s customers are able to use nearly any ATM worldwide to withdraw cash. The Bank currently rebates up to $10.00 per customer per month for surcharges our customers incur when using an ATM owned by another institution. Management believes this program is more cost effective for the Bank, and more convenient for customers, than it would be to build and maintain a proprietary nationwide ATM network for our customers.

By providing robust online capabilities, quality customer service and competitive pricing for the products and services offered, we have been able to develop relationships with our retail customers and build brand loyalty. As a result, we are not dependent upon costly account acquisition campaigns to attract new customers on a continual basis.

Deposits

(dollars in thousands)	December 31,
	2014		2013		2012
Regular savings accounts	$20,776	2.7%	$14,330	2.1%	$11,583	2.2%
Non-interest bearing	21,790	2.9%	19,386	2.9%	13,187	2.5%
Interest-bearing demand	74,238	9.8%	73,748	11.0%	73,660	13.9%
Money market accounts	267,046	35.2%	255,169	37.9%	202,388	38.1%
Certificates of deposit	361,202	47.6%	292,685	43.5%	211,542	39.9%
Brokered deposits	13,546	1.8%	17,777	2.6%	18,331	3.4%
Total	$758,598	100.0%	$673,095	100.0%	$530,691	100.0%

Time Deposits

(dollars in thousands)	December 31, 2014
Interest Rate:
<1.00%	$189,721
1.00% – 1.99%	90,502
2.00% – 2.99%	75,615
3.00% – 3.99%	15,656
4.00% – 4.99%	734
5.00% – 5.99%	2,520
Total	$374,748

Time Deposit Maturities at December 31, 2014

(dollars in thousands)	Period to Maturity					Percentage of Total Certificate Accounts
	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$163,581	$25,736	$404	$—	$189,721	50.6%
1.00% – 1.99%	27,119	30,257	15,651	17,475	90,502	24.1%
2.00% – 2.99%	26,406	45,021	90	4,098	75,615	20.2%
3.00% – 3.99%	5,238	7,224	3,068	126	15,656	4.2%
4.00% – 4.99%	734	—	—	—	734	0.2%
5.00% – 5.99%	—	—	—	2,520	2,520	0.7%
Total	$223,078	$108,238	$19,213	$24,219	$374,748	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2014
Maturity Period:
3 months or less	$42,975
Over 3 through 6 months	40,570
Over 6 through 12 months	105,173
Over 12 months	105,668
Total	$294,386

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) as an alternative to retail and commercial deposit funds. The following table is a summary of FHLB borrowings for the periods indicated.

(dollars in thousands)	Twelve Months Ended December 31,
	2014	2013	2012
Balance outstanding at end of period	$106,897	$31,793	$40,686
Average amount outstanding during period	42,597	30,054	40,625
Maximum outstanding at any month end during period	106,897	31,793	40,686

Weighted average interest rate at end of period	1.58%	2.63%	3.22%
Weighted average interest rate during period	2.23%	3.53%	3.35%

Market Areas

The market area for our retail banking activities, primarily residential mortgage and consumer lending and deposit gathering, is nationwide. The physical location of our offices is of no consequence to our retail customers.

We also deliver our single tenant lease financing and asset based lending services nationally. We serve our traditional CRE borrowers in Indiana and bordering states. Traditional C&I banking focuses on Arizona, Indiana and bordering states. Our traditional CRE business and C&I activities are highly dependent on strong lender/borrower relationships.

Competition

The markets in which we compete to make loans and attract deposits are highly competitive.

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, EverBank and Bank of Internet. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and Discover Home Loans. However, we also compete with the major banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including Key Bank, PNC Bank, Chase, BMO Harris, Huntington National Bank, and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Bank of Arizona, and CoBiz Bank. All of these competitors have significantly greater financial resources and higher lending limits and may also offer specialized products and services we do not. For our commercial clients, we offer a highly personalized relationship and fast, local decision making.

In the United States, banking has experienced widespread consolidation over the last decade leading to the emergence of several large nationwide banking institutions. These competitors have significantly greater financial resources and offer many branch locations as well as a variety of services we do not. We have attempted to offset some of the advantages of the larger competitors by leveraging technology to deliver product solutions and better compete in targeted segments. We have positioned ourselves as an alternative to these institutions for consumers who do not wish to subsidize the cost of large branch networks through high fees and unfavorable rates.

We anticipate that consolidation will continue in the financial services industry and perhaps accelerate as a result of ongoing financial stress, intensified competition for the same customer segments and significantly increased regulatory burdens and rules that are expected to increase expenses and put pressure on earnings.

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

The Bank is an Indiana-chartered bank formed pursuant to the Indiana Financial Institutions Act (the “IFIA”). As such, the Bank is regularly examined by and subject to regulations promulgated by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC as its primary federal bank regulator. The Bank is not a member of the Federal Reserve System.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions and the products and services they offer. Certain provisions of the Dodd-Frank Act noted in this section are also discussed in other sections. Furthermore, many of the provisions of the Dodd-Frank Act require further study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate or restrict the treatment of trust preferred securities as Tier 1 capital based on the asset size of an institution. The Company has never issued any trust preferred securities. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and provided unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now being calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) has been raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act barred certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial organizations engaging in such activities.

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

Loans-to-One Borrower Limitations. Generally, the Bank’s total loans or extensions of credit to a single borrower, including the borrower’s related entities, outstanding at one time, and not fully secured, cannot exceed 15% of the Bank’s unimpaired capital and surplus. If the loans or extensions of credit are fully secured by readily marketable collateral, the Bank may lend up to an additional 10% of its unimpaired capital and surplus.

Capital Requirements—Generally. Through December 31, 2014, FDIC regulations required insured non-member banks generally to maintain the following minimum capital standards:

•	a ratio of “core capital” to adjusted total assets (“leverage ratio”) of not less than 4%;

“Core capital” (also called “Tier 1 Capital”) for this purpose is defined to include common shareholders’ equity (excluding unrealized gains or losses on securities available for sale), noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less all intangibles assets other than mortgage and non-mortgage servicing assets and purchased credit card relationships, noneligible credit-enhancing interest-only strips and certain deferred tax assets.

•	a ratio of “core capital” to risk-weighted assets (“Tier 1 Capital Ratio”) of not less than 4%; and

•
a ratio of “total capital” (core and supplementary) to total risk-weighted assets (“Total Risk-Based Capital Ratio”) of not less than 8%, provided that the amount of supplementary capital used to satisfy this requirement may not exceed the amount of core capital.

“Supplementary capital” (also called “Tier 2 Capital”) for this purpose is defined to include the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets, cumulative perpetual and certain other preferred stock, mandatory convertible debt securities and subordinated debt up to a maximum of 50% of Tier 1 Capital. In addition, up to 45% of the unrealized gains on available for sale equity securities with a readily determinable fair value may be included in supplementary capital.

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

The FDIC has adopted regulations to implement its capital adequacy requirements through the system of prompt corrective action established by Section 38 of the FDIA. Under the prompt corrective action regulations, at December 31, 2014, a bank is “well capitalized” if it has: (1) a Total Risk-Based Capital Ratio of 10.0% or greater; (2) a Tier 1 (Core) risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A bank is “adequately capitalized” if it has: (1) a Total Risk-Based Capital Ratio of 8.0% or greater; (2) a Tier 1 (Core) risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of “well capitalized”.

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

We are also subject to capital adequacy regulations of the Federal Reserve. These capital requirements are substantially similar to those applicable to the Bank. For bank holding companies, through December 31, 2014, the minimum Tier 1 risk-based capital ratio was 4% and the minimum Total Risk-Based Capital Ratio was 8%. In addition to the risk-based capital requirements, the Federal Reserve requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%. For most other bank holding companies, the minimum leverage ratio is 4.0%. Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. The following summarizes our applicable capital ratios as of December 31, 2014:

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)
Consolidated	$101,033	13.75%	$58,777	8.00%	N/A	N/A
Bank	89,177	12.17%	58,600	8.00%	$73,250	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	92,233	12.55%	29,388	4.00%	N/A	N/A
Bank	83,377	11.38%	29,300	4.00%	43,950	6.00%
Tier 1 capital (to average assets)
Consolidated	92,233	9.87%	37,381	4.00%	N/A	N/A
Bank	83,377	8.94%	37,303	4.00%	46,629	5.00%

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. bank holding companies. The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule. The Basel III Capital Rules implement requirements consistent with agreements reached by the Basel Committee on Banking Supervision as well as certain provisions of the Dodd-Frank Act. These rules substantially revise the risk-based capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank. The Basel III Capital Rules are effective for all banks as of January 1, 2015 (subject to certain phase-in periods for some requirements).

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

As of January 1, 2015, the minimum capital ratios are: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total capital (Tier 1 plus Tier 2) to risk-weighted assets and 4.0% leverage ratio.

In addition, a capital conservation buffer of 2.5% above each of these levels will be required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including dividends, and pay certain discretionary bonus payments to executive officers. The capital conservation buffer will be phased in over a three year period, beginning at 0.625% in 2016 and increasing by that amount each subsequent year on January 1.

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

The Basel III Capital Rules also revise the prompt corrective action framework by (i) introducing a CET1 ratio requirement at each capital level, with a required CET1 ratio to remain well-capitalized at 6.5%, (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being increased to 8% and (iii) transitioning to a leverage ratio of 4% in order to qualify as adequately capitalized and a leverage ratio of 5% to be well-capitalized.

The Company believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then effective.

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

Due to its Internet-driven model and nationwide consumer banking platform, the Bank has opted to operate under a CRA Strategic Plan, which was submitted and approved by the FDIC and sets forth certain guidelines the Bank must meet in order to achieve a “Satisfactory” or “Outstanding” rating. The current Strategic Plan expired December 31, 2014 and the Bank has submitted a new plan for approval that will be in effect through December 31, 2017. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

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

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $0.6 million for 2014.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon core deposits, fed funds lines with correspondent banks, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings and brokered deposits. The Bank does not currently solicit brokered deposits. The Bank believes it has sufficient liquidity to meet its funding obligations.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2014 of $5.4 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2014, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $13.3 million and up to $89.0 million, plus 10% on the excess over $89.0 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

Employees

At December 31, 2014, we had 143 full-time equivalent employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank. Our principal executive offices are located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240, and our telephone number is (317) 532-7900.

Available Information

Our Internet address is www.firstinternetbancorp.com. We post important information for investors on our website in the “Investor Relations” section and use this website as a means for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

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
We rely heavily upon communications and information systems to conduct our business. Although we have built a level of redundancy into our information technology infrastructure and update our business continuity plan annually, any failure or interruption of our information systems, or the third-party information systems on which we rely, as a result of inadequate or failed processes or systems, human errors or external events, could adversely affect our Internet-based operations and slow the processing of applications, loan servicing, and deposit-related transactions. In addition, our communication and information systems may present security risks and could be susceptible to hacking or other unauthorized access. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our commercial loan portfolio exposes us to higher credit risks than residential real estate and consumer loans, including risks relating to the success of the underlying business and conditions in the market or the economy and concentrations in our commercial loan portfolio.
We are growing our CRE and C&I loan portfolios. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans are generally larger than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. Our failure to manage this growth could have a material adverse effect on our business, financial condition and results of operations.
The market value of some of our investments could decline and adversely affect our financial position.
As of December 31, 2014, we had a net unrealized loss of $0.2 million on the available for sale portion of our $137.5 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment (“OTTI”), in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.

Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.
The Bank conducts its consumer lending and deposit gathering activities through the Internet. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.
We may need additional capital resources in the future and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.
If we continue to experience significant growth, we may need to raise additional capital. Our ability to raise capital, if needed, will depend upon our financial performance and on conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it would have a material adverse effect on our business, financial condition and results of operations.
The competitive nature of the banking and financial services industry could negatively affect our ability to increase our market share and retain long‑term profitability.
Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and nationwide. Some of our competitors have greater name recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long term basis. Our success will depend on the ability of the Bank to compete successfully on a long term basis within the financial services industry.
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
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume, deposit gathering efforts and overall profitability.
Market interest rates are beyond our control, and they fluctuate in response to economic conditions and the policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve (the “Federal Reserve”). Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

An inadequate allowance for loan losses would reduce our earnings and adversely affect our financial condition and results of operations.
Our success depends to a significant extent upon the quality of our assets, particularly the credit quality of our loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral. Although we and our regulators regularly review our loan portfolio and evaluate the adequacy of our allowance, and believe that the allowance is adequate to absorb any inherent losses in our portfolio, there can be no assurance that we will not experience losses in excess of the allowance and be required to increase our provision for loan losses.
Consumer loans in our portfolio generally have greater risk of loss or default than residential real estate loans and may make it necessary to increase our provision for loan losses.
At December 31, 2014, our consumer loans totaled $97.1 million, representing approximately 13.3% of our total loan portfolio at such date. The overwhelming majority of our consumer loans are horse trailer and recreational vehicle loans acquired through indirect dealer networks. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase.
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
Due to our increasing emphasis on CRE and C&I lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.
A sustained decline in the mortgage loan markets or the related real estate markets could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them on the secondary market. During the year ended December 31, 2014, income from mortgage banking activities was $5.6 million, compared to $8.7 million for the year ended December 31, 2013. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has recently declined and a continuation of that trend may adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
Reputational risk and social factors may negatively affect us.

Our ability to attract and retain depositors and customers is highly dependent upon consumer and other external perceptions of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts and accessing credit markets as well as increased regulatory scrutiny of our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying their loans where the financed properties’ market values are less than the amount of their loans, or for other reasons, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely affect our reputation.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and clients.
Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.
Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.
Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our financial condition or results of operations.
RISKS RELATING TO THE REGULATION OF OUR INDUSTRY
We operate in a highly regulated environment, which could restrain our growth and profitability.
We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulatory capital rules, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.
Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC and the DFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resource, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.
Our FDIC deposit insurance premiums and assessments may increase which would reduce our profitability.
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities.
The short term and long term impact of recently adopted regulatory capital rules is uncertain and a significant increase in our capital requirements could have an adverse effect on our business and profitability.
In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Bank Supervision. We will become subject to the new rules over a multi-year transition period commencing January 1, 2015. The new rules establish a new regulatory capital standard based on tier 1 common equity and increase the minimum leverage and risk-based capital ratios. The rules also change how a number of the regulatory capital components are calculated. The new rules will generally require us and the Bank to maintain greater amounts of regulatory capital. A significant increase in our capital requirements could have a material adverse effect on our business and results of operations.

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
If an event of default were to occur and we did not cure it, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into additional financing arrangements that may limit our ability to purchase or to pay dividends or distributions on our common stock.
We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.
We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the NASDAQ Capital Market. Compliance with these requirements means we incur significant legal, accounting and other expenses that we did not incur in the past and are not reflected in our historical financial statements. Compliance will also require a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting, and will require changes in corporate governance practices. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Our principal office is located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240.

The Company owns an office building with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. The Company intends to use the property for the current and future operations of the Bank.

The Bank is currently leasing approximately 15,250 square feet of office space at the Fishers property. The lease has an initial term of five years and provides for monthly rent in the amount of $18.50 per square foot. The Company expects that the Bank will increase its use of the leased property over time. The Company believes that the leased principal office space and the Fishers property will be adequate to meet the Bank’s current and near-term needs.

The Company borrowed $4.0 million from the Bank for the purchase of the Fishers property. The scheduled maturity date of the loan is March 6, 2015. Effective March 6, 2015, we entered into an Acknowledgment, Confirmation and Amendment that, among other things, extended the maturity until March 6, 2016. The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company maintain collateral securing the loan that has a value of not less than $5.2 million during the term of the loan.

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

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “INBK” effective February 22, 2013. Previously, shares of our common stock were quoted on the over-the-counter market under the symbol “FIBP.”

The following table sets forth the range of high and low stock prices and dividends declared per share for each quarter within the two most recent fiscal years.

Period	High (US$)	Low (US$)	Declared Dividends
Year Ended December 31, 2013:
First Quarter	$19.77	$13.67	$0.04
Second Quarter	21.88	14.43	0.06
Third Quarter	36.00	20.99	0.06
Fourth Quarter	31.82	20.12	0.06
Year Ended December 31, 2014:
First Quarter	26.10	19.66	0.06
Second Quarter	24.00	19.38	0.06
Third Quarter	22.00	15.54	0.06
Fourth Quarter	19.00	15.10	0.06

As of March 6, 2015, we had 4,486,563 shares of common stock issued and outstanding, and there were 153 holders of record of our common stock.

Dividends

The Company began paying regular quarterly dividends in 2013. Total dividends declared in 2014 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.

On June 21, 2013 we effected a three-for-two (3:2) stock split of our outstanding common stock through the payment of a stock dividend of one-half of one share for each then-outstanding share of common stock.

Recent Sales of Unregistered Securities

None.

Item 6.        Selected Financial Data

Five Year Selected Financial and Other Data

(dollars in thousands)	At or for the Twelve Months Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$970,503	$802,342	$636,367	$585,440	$503,915
Cash and cash equivalents	28,289	53,690	32,513	34,778	32,417
Loans receivable	732,426	501,153	358,161	335,226	306,390
Loans held-for-sale	34,671	28,610	63,234	45,091	5,008
Securities available for sale	137,518	181,409	156,693	149,270	136,936
Deposits	758,598	673,095	530,691	486,665	422,703
Tangible common equity (1)	92,098	86,221	56,663	50,736	44,210
Total shareholders’ equity	96,785	90,908	61,350	55,423	48,897

Income Statement Data:
Interest and dividend income	$31,215	$25,536	$24,374	$23,944	$25,296
Interest expense	8,928	8,088	8,532	9,621	10,785
Net interest income	22,287	17,448	15,842	14,323	14,511
Provision for loan losses	349	324	2,852	2,440	927
Net interest income after provision for loan losses	21,938	17,124	12,990	11,883	13,584
Noninterest income	7,174	9,517	11,423	3,559	3,437
Noninterest expense	22,662	20,482	16,613	11,483	10,370
Income before income taxes	6,450	6,159	7,800	3,959	6,651
Income tax provision	2,126	1,566	2,194	773	1,696
Net income	$4,324	$4,593	$5,606	$3,186	$4,955

Per Share Data:
Net income
Basic	$0.96	$1.51	$1.95	$1.11	$1.74
Diluted	$0.96	$1.51	$1.95	$1.11	$1.74
Tangible book value per common share (1)	$20.74	$19.38	$20.13	$18.07	$15.75
Weighted average common shares outstanding
Basic	4,497,007	3,041,666	2,869,365	2,859,434	2,848,379
Diluted	4,507,995	3,050,001	2,869,365	2,859,434	2,848,379
Common shares outstanding at end of period	4,439,575	4,448,326	2,815,094	2,807,385	2,807,385
Dividends declared per share	$0.24	$0.22	$0.17	$—	$—
Dividend payout ratio (2)	25.00%	14.57%	8.53%	—%	—%

	At or for the Twelve Months Ended December 31,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.50%	0.67%	0.91%	0.59%	1.01%
Return on average equity	4.61%	7.10%	9.51%	6.09%	10.10%
Net interest margin (3)	2.65%	2.67%	2.67%	2.75%	3.06%
Noninterest income to average assets	0.82%	1.39%	1.86%	0.66%	0.70%
Noninterest expense to average assets	2.60%	2.99%	2.70%	2.12%	2.11%
Efficiency ratio (4)	76.92%	75.96%	60.93%	64.22%	57.78%

Asset Quality Ratios:
Nonperforming loans to total loans	0.04%	0.37%	1.23%	2.64%	3.17%
Nonperforming assets to total assets	0.50%	0.90%	1.62%	2.29%	3.36%
Nonperforming assets (including troubled debt restructurings) to total assets	0.62%	1.05%	1.84%	2.47%	3.43%
Allowance for loan losses to total loans receivable	0.79%	1.09%	1.65%	1.70%	2.26%
Net charge-offs to average loans outstanding during period	0.00%	0.17%	0.69%	1.05%	1.35%
Allowance for loan losses to nonperforming loans	1,959.5%	293.0%	133.3%	64.6%	71.4%

Capital Ratios:
Tangible common equity to tangible assets (1)	9.54%	10.81%	8.97%	8.74%	8.86%
Total capital to risk weighted assets (5)	13.75%	17.09%	13.46%	12.40%	12.16%
Tier 1 capital to risk weighted assets (5)	12.55%	15.61%	12.20%	11.15%	10.91%
Tier 1 capital to average assets (5)	9.87%	11.66%	8.89%	8.74%	9.41%

Other Data:
Full-time equivalent employees	143	130	97	74	52
Number of banking and loan production offices	4	4	1	1	1
___________________________________
Refer to Note 1 to the Company’s consolidated financial statements regarding reclassifications of prior period financial information.

(1)
Tangible common equity, tangible assets and tangible book value per common share are financial measures not recognized by generally accepted accounting principles (“GAAP”). Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these measures may differ from those of other companies reporting measures with similar names. The following table reconciles these non-GAAP performance measures and a capital ratio using such measures to the most directly comparable GAAP measure or ratio.

(dollars in thousands, except share data)	December 31,
	2014	2013	2012	2011	2010
Total equity - GAAP	$96,785	$90,908	$61,350	$55,423	$48,897
Less: goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$92,098	$86,221	$56,663	$50,736	$44,210

Total assets - GAAP	$970,503	$802,342	$636,367	$585,440	$503,915
Less: goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$965,816	$797,655	$631,680	$580,753	$499,228

Total common shares outstanding	4,439,575	4,448,326	2,815,094	2,807,385	2,807,385

Book value per common share	$21.80	$20.44	$21.79	$19.74	$17.42
Effect of goodwill	(1.06)	(1.06)	(1.66)	(1.67)	(1.67)
Tangible book value per common share	$20.74	$19.38	$20.13	$18.07	$15.75

Total shareholders’ equity to assets ratio	9.97%	11.33%	9.64%	9.47%	9.70%
Effect of goodwill	(0.43)%	(0.52)%	(0.67)%	(0.73)%	(0.84)%
Tangible common equity to tangible assets ratio	9.54%	10.81%	8.97%	8.74%	8.86%

(2)	Dividends per share divided by diluted earnings per share.

(3)	Net interest margin is net interest income divided by average earning assets.

(4)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

(5)	Capital ratios are calculated in accordance with regulatory guidelines specified by our primary federal banking regulatory authority.

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

Overview

First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. The Bank was the first state-chartered, FDIC-insured Internet bank. We offer a full complement of consumer (retail) products and services on a nationwide basis. We conduct our retail operations primarily online and by phone; we have no traditional branches.

To meet the needs of high quality, commercial borrowers and depositors, we offer commercial real estate (“CRE”) lending, including nationwide single tenant lease financing, commercial and industrial (“C&I”) lending, including asset based lending, and business banking/treasury management services. Our commercial banking activities are highly dependent on establishing and maintaining strong relationships with our business customers.

To support our positive momentum and enable continued growth, the Company completed a public offering of common stock during the 2013 fourth quarter, which provided $29.1 million of new capital.

Financial Condition

Comparison of December 31, 2014 to December 31, 2013

•	Total assets were $970.5 million at December 31, 2014, compared to $802.3 million at December 31, 2013, representing an increase of $168.2 million, or 21.0%.

•
In 2014, the Company continued to experience strong growth in its commercial and residential real estate loan portfolios. Loans receivable increased $231.3 million, or 46.1%, in 2014, compared to December 31, 2013. CRE loans, which include owner occupied CRE loans, increased $131.4 million, or 92.3%, from the prior year end. Single tenant lease financing, a component of CRE, experienced the largest growth in the commercial loan portfolio as balances increased $108.4 million, or 128.8%, from December 31, 2013. There was also solid growth in the C&I loan portfolio during 2014 as balances increased $22.1 million, or 40.0%, from December 31, 2013. Residential real estate loans, which increased $88.0 million, or 46.1%, from December 31, 2013, further contributed to the increase in loan balances. The increase in residential real estate loans was primarily due to the Company deploying excess balance sheet capacity to acquire $104.9 million of high quality, adjustable rate residential mortgage assets during the year to complement its organic loan growth.

•
Total nonperforming loans at December 31, 2014 declined $1.6 million, or 84.0%, from December 31, 2013, reflecting the resolution of a nonaccrual CRE credit that experienced significant charge-offs in prior periods. The allowance for loan losses was 0.79% of total loans at December 31, 2014, versus 1.09% at December 31, 2013. The ratio of nonperforming loans to total loans declined to 0.04% at December 31, 2014, compared to 0.37% at December 31, 2013, and the allowance for loan losses to total nonperforming loans increased to 1,959.5% at December 31, 2014, versus 293.0% at December 31, 2013.

•
Securities available for sale decreased from $181.4 million at December 31, 2013 to $137.5 million at December 31, 2014, a decline of $43.9 million, or 24.2%. The decrease was primarily due to the Company restructuring its securities portfolio in 2014, which included the liquidation of the entire portfolio of odd lot and long duration municipal securities, which had a fair value of $46.3 million at December 31, 2013.

•
Total deposits increased $85.5 million, or 12.7%, to $758.6 million at December 31, 2014, compared with $673.1 million at December 31, 2013. A significant portion of the growth related to certificates of deposit, which increased $68.5 million, or 23.4%, from December 31, 2013.

•
Advances from the Federal Home Loan Bank (“FHLB”) increased $75.1 million, or 236.2%, from $31.8 million at December 31, 2013 to $106.9 million at December 31, 2014 as management elected to increase the utilization of FHLB advances in 2014 to reduce the Company's overall funding costs.

•
Tangible common equity increased $5.9 million, or 6.82%, from $86.2 million at December 31, 2013 to $92.1 million at December 31, 2014. The increase was due to net income of $4.3 million, other comprehensive income of $2.2 million, and stock compensation expense of $0.5 million, less dividends declared of $1.1 million.

Results of Operations

Twelve Months Ended December 31, 2014 vs. Fiscal Year Ended December 31, 2013

•
Net income decreased $0.3 million, or 5.9%, to $4.3 million for the year ended December 31, 2014, compared to $4.6 million for the 2013 period. Diluted earnings per share decreased $0.55, or 36.4%, from $1.51 in 2013 to $0.96 in 2014. The 1.5 million, or 47.8%, year-over-year increase in diluted average common shares outstanding negatively impacted the Company’s earnings per share ratio.

•
Total interest income increased $5.7 million, or 22.2%, to $31.2 million for the 2014 period, compared to $25.5 million in the prior year period. Interest income from loans accounted for $7.0 million of the increase, which was partially offset by a $1.6 million decrease in interest income from tax-exempt municipal securities. The increase in interest income from loans was due to a $195.9 million, or 45.0%, increase in average loan balances, partially offset by a 37 basis point decrease in the yield earned on the loan portfolio. Interest income from tax-exempt municipal securities decreased from the prior year period due primarily to the 2014 restructuring of the investment portfolio.

•
Total interest expense increased $0.8 million, or 10.4%, from $8.1 million in 2013 to $8.9 million in 2014. The increase in interest expense was primarily due to a $141.2 million, or 24.9%, increase in average interest-bearing deposit balances, which was partially offset by a 13 basis point decline in the cost of interest-bearing deposits. Although the Company’s average other borrowings increased $14.0 million, or 44.3%, from the prior year period, the cost of those borrowing decreased 109 basis points, thus having minimal impact on 2014 interest expense in comparison to the prior year.

•
Net interest income for the year ended December 31, 2014 was $22.3 million, compared to $17.5 million for the prior year, an increase of $4.8 million, or 27.7%. Net interest margin decreased 2 basis points to 2.65% for the 2014 period, compared to 2.67% for the prior year period.

•
Noninterest income was $7.2 million for the year ended December 31, 2014, compared with $9.5 million for the year ended December 31, 2013, a decrease of $2.3 million, or 24.6%. Most of the decrease was attributable to income from mortgage banking activities, which decreased $3.1 million, or 35.4%, from $8.7 million in the prior year period to $5.6 million in 2014. The decrease in mortgage banking income was primarily due to a decrease in the volume of loans sold, which was partially offset by an increase in the gain on sale margin. The volume of mortgage loans sold declined $374.6 million, or 47.8%, from $784.1 million during the year ended December 31, 2013 to $409.5 million during the 2014 period. The decline in income from mortgage banking activities was partially offset by a $0.6 million increase in gains recorded on the sales of investment securities during 2014.

•
Noninterest expenses increased $2.2 million, or 10.6%, to $22.7 million for the year ended December 31, 2014, compared to $20.5 million for the prior year period. The most significant increase was in salaries and employee benefits which increased $2.1 million, or 20.5%, from the prior year period, primarily due to increased headcount.

•
The income tax provision for the year ended December 31, 2014 was $2.1 million, resulting in an effective tax rate of 33.0%, compared to an income tax provision of $1.6 million and an effective tax rate of 25.4% in the prior year period. The increase in the Company’s effective tax rate was due primarily to the restructuring of the investment portfolio earlier in 2014 during which the Company liquidated its entire portfolio of odd lot and long duration municipal securities.

•
Noninterest income as a percentage of average assets decreased from 1.39% for the year ended December 31, 2013 to 0.82% for the 2014 period. The decrease was primarily caused by a decrease in noninterest income and an increase in average assets.

•	Noninterest expense to average assets decreased from 2.99% for the year ended December 31, 2013 to 2.60% for the 2014 period as asset growth outpaced noninterest expense growth.

•
Return on average assets for the year ended December 31, 2014 was 0.50%, versus 0.67% for the prior year, driven primarily by the 27.4% increase in average assets and, to a lesser extent, the decrease in net income.

•
Return on average shareholders’ equity for the year ended December 31, 2014 was 4.61%, compared to 7.10% for the prior year, which reflects the decrease in net income and the additional $29.1 million of new capital issued in late 2013.

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

Average Balance Sheets

	Twelve Months Ended December 31,
(dollars in thousands)	2014			2013
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:
Interest-earning assets:
Loans	$631,743	$27,875	4.41%	$435,799	$20,843	4.78%
Securities - taxable	151,967	3,036	2.00%	137,230	2,891	2.11%
Securities - non-taxable	1,785	58	3.25%	43,620	1,611	3.69%
Other interest-earning assets	56,094	246	0.44%	37,785	191	0.51%
Total interest-earning assets	841,589	31,215	3.71%	654,434	25,536	3.90%

Allowance for loan losses	(5,414)			(5,573)
Noninterest-earning assets	36,128			35,719
Total assets	$872,303			$684,580

Liabilities and equity:
Interest-bearing liabilities
Regular savings accounts	$18,509	$109	0.59%	$13,806	$81	0.59%
Interest-bearing demand deposits	70,362	386	0.55%	68,366	376	0.55%
Money market accounts	269,271	1,965	0.73%	224,383	1,666	0.74%
Certificates and brokered deposits	350,129	5,193	1.48%	260,549	4,738	1.82%
Total interest-bearing deposits	708,271	7,653	1.08%	567,104	6,861	1.21%
Other borrowings	45,425	1,275	2.81%	31,471	1,227	3.90%
Total interest-bearing liabilities	753,696	8,928	1.18%	598,575	8,088	1.35%

Noninterest-bearing liabilities	20,028			13,605
Other non-interest bearing liabilities	4,783			7,696
Total liabilities	778,507			619,876

Shareholders’ Equity	93,796			64,704
Total liabilities and equity	$872,303			$684,580

Net interest income		$22,287			$17,448

Net interest rate spread			2.53%			2.55%
Net interest margin			2.65%			2.67%
Average interest-earning assets to average interest-bearing liabilities			111.7%			109.3%

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income Twelve Months Ended December 31,
(dollars in thousands)	2014 vs. 2013 Due to Changes in			2013 vs. 2012 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans receivable	$8,750	$(1,718)	$7,032	$2,212	$(929)	$1,283
Securities - taxable	301	(156)	145	167	(240)	(73)
Securities - non-taxable	(1,381)	(172)	(1,553)	15	(85)	(70)
Other earning assets	84	(29)	55	38	(16)	22
Total	7,754	(2,075)	5,679	2,432	(1,270)	1,162

Interest expense
Deposits	1,803	(1,011)	792	790	(1,101)	(311)
Other borrowings	450	(402)	48	(335)	202	(133)
Total	2,253	(1,413)	840	455	(899)	(444)

Increase (decrease) in net interest income	$5,501	$(662)	$4,839	$1,977	$(371)	$1,606

Liquidity and Capital Resources

Total shareholders’ equity increased $5.9 million during 2014. The increase was attributable to net income of $4.3 million, other comprehensive income of $2.2 million, and stock compensation expense of $0.5 million, reduced by dividends declared of $1.1 million.

The Company’s primary source of funds is dividends from the Bank, the declaration of which is subject to regulatory limits. The Company’s primary use of cash is to pay regular quarterly dividends. Total dividends declared in 2014 were $0.24 per share.

The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. At December 31, 2014, the Company, on an unconsolidated basis, had $10.1 million in cash generally available for its cash needs.

At December 31, 2014, we had $165.8 million in cash and investment securities available for sale and $34.7 million in loans held-for-sale that were generally available for our cash needs. At December 31, 2014, we had the ability to borrow an additional $160.1 million in FHLB advances and correspondent bank fed funds line of credit draws based upon the amount of collateral pledged to secure such borrowings.

At December 31, 2014, approved outstanding loan commitments, including unused lines of credit, amounted to $110.4 million. Certificates of deposit and brokered deposits scheduled to mature in one year or less at December 31, 2014, totaled $223.1 million; however, due to our competitive rates, we believe that a majority of maturing certificates of deposit will remain with the Bank.

 At December 31, 2014, the Company and the Bank exceeded all applicable regulatory capital minimum requirements, and the Bank was considered “well-capitalized” under applicable regulations. We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay; however, if we continue to experience significant growth, we may require additional capital resources.

Investing Activities

Investment Securities Portfolio

In managing our investment securities portfolio, we focus on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as securities held for trading. Securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available for sale. Currently, all of our investment securities are classified as available for sale. The carrying values of available for sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

Our management periodically evaluates each security available for sale in an unrealized loss position to determine if the impairment is temporary or other than temporary. As of December 31, 2014, the unrealized losses in our investment securities portfolio were due solely to interest rate changes. We have the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2014, we did not have any investment securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity.

The following table summarizes the book value and approximate fair value of our investment securities as of the dates indicated.

(dollars in thousands)	December 31,
	2014		2013		2012
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Securities available for sale:
U.S. Government-sponsored agencies	$13,680	$13,552	$57,569	$56,277	$18,666	$19,618
Municipals	—	—	46,126	46,323	39,999	42,540
Mortgage-backed securities	117,134	117,048	76,371	75,173	78,478	79,942
Asset-backed securities	4,913	4,912	—	—	—	—
Other securities	2,000	2,006	5,025	3,636	16,753	14,593
Total securities available for sale	$137,727	$137,518	$185,091	$181,409	$153,896	$156,693

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

At December 31, 2013, the Company had investments in two different trust preferred CDOs. One of the Company’s CDOs was included in the list of non-exclusive issuers that are not subject to the Volcker Rule. The Company sold both of these CDOs in 2014. Refer to Note 3 to the Company's consolidated financial statements for further information.

Investment Maturities

The following table summarizes the maturity schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2014.

(dollars in thousands)	1 year or Less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities available for sale:
U.S. Government-sponsored agencies	—	—%	—	—%	811	5.20%	12,869	2.32%	13,680	2.52%
Mortgage-backed securities	—	—%	—	—%	55,437	1.66%	61,697	2.11%	117,134	1.90%
Asset-backed securities	—	—%	—	—%	—	—%	4,913	2.47%	4,913	2.47%
Total securities available for sale (1)	$—		$—		$56,248		$79,479		$135,727
(1)A $2.0 million investment security has been excluded herein as the security does not have a maturity date.

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

Management estimates the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including changes in economic conditions, changes in underwriting standards, and changes in concentrations of credit risk, and changes in industry conditions. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

Investments in Debt and Equity Securities. We classify investments in debt and equity securities as available for sale in accordance with Accounting Standards Codification, or ASC, Topic 320, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as held-to-maturity would be recorded at cost or amortized cost. Available for sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of pricing sources, including Reuters/EJV, Interactive Data and Standard & Poors. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and management determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Other Real Estate Owned (“OREO”). OREO acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the OREO or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation adjustment is recorded through noninterest expense. Net operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of OREO and foreclosed assets are netted and posted through noninterest income.

Impairment of Goodwill. As a result of the acquisition of Landmark Financial Corporation, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheet. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently.

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

Recent Accounting Pronouncements

Refer to Note 19 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2014 and December 31, 2013, we had commitments to sell residential real estate loans of $55.1 million and $30.6 million, respectively. These contracts mature in less than one year.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto required pursuant to this Item begin on page F-1 of this report.

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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2014 has been audited by BKD LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2015 (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014. Except for those portions specifically incorporated in this report by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	61	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	45	Senior Vice President and Chief Financial Officer
C. Charles Perfetti	70	Senior Vice President and Secretary
Nicole S. Lorch	40	Senior Vice President, Retail Banking
Edward A. Roebuck	50	Senior Vice President and Chief Credit Officer

David B. Becker has served as our Chairman of the Board since 2006 and as our President since 2007. Mr. Becker is the founder of the Bank, and has served as an officer and director of the Bank since 1998.

Kenneth J. Lovik joined First Internet Bancorp and was appointed to the positions of Senior Vice President and Chief Financial Officer in August 2014.  Previously, he served as Senior Vice President, Investor Relations and Corporate Development, at First Financial Bancorp, a publicly traded bank holding company headquartered in Cincinnati, Ohio, from February 2013 to May 2014. Prior to that, he served as its Vice President, Investor Relations and Corporate Development, from March 2010 to February 2013. Before First Financial Bancorp, he served as Vice President – Investment Banking at Milestone Advisors, LLC from October 2008 to September 2009 and in the same position at Howe Barnes Hoefer & Arnett, Inc. from 2004 to July 2008.

C. Charles Perfetti was appointed to the positions of Senior Vice President in January 2012 and Secretary in May 2014. Mr. Perfetti joined First Internet Bancorp in 2007 upon our acquisition of Landmark Financial Corporation, where he had served as President from 1989 to 2007. He previously conducted independent real estate and government consulting and served as the Chief Investment Manager of the State of Indiana from 1979 to 1986.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer and principal financial officer. This code is publicly available through the Investor Relations section of our website at www.firstinternetbancorp.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards.

Audit Committee

Incorporated into this item by reference is the information relating to our audit committee set forth in the Proxy Statement under the caption “Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Incorporated into this item by reference is the information relating to reports filed under Section 16(a) of the Exchange Act set forth in the Proxy Statement under the caption “Corporate Governance.”

Corporate Governance

Incorporated into this item by reference is the information relating to the procedures by which shareholders may recommend nominees to the board of directors set forth in the Proxy Statement under the caption “Corporate Governance.”

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Incorporated into this item by reference is the information in the Proxy Statement regarding director independence and related person transactions under the heading “Corporate Governance.”

Item 14.        Principal Accountant Fees and Services

Incorporated into this item by reference is the information in the Proxy Statement under the heading “Audit-Related Matters.”

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)Documents Filed as Part of this annual report on Form 10-K:

1.	See our financial statements beginning on page F-1.

(b)Exhibits:

Unless otherwise indicated, all documents incorporated into this annual report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 annual report on Form 10-K for the year ended December 31, 2012)
4.1	Warrant to purchase common stock dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed July 5, 2013)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
10.3	First Internet Bancorp Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.3 to registration statement on Form 10 filed November 30, 2012)*
10.4
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

10.5	2014 Senior Management Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the quarterly period ended March 31, 2014)*
10.6
Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013 (incorporated by reference to Exhibit 10.10 to annual report on Form 10-K for the year ended December 31, 2012)

10.7
Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013 (incorporated by reference to Exhibit 10.11 to annual report on Form 10-K for the year ended December 31, 2012)

10.8	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2013)
10.9	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.10	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to registration statement on Form 10 filed November 30, 2012)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

FIRST INTERNET BANCORP

By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Kenneth J. Lovik, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

*	*
John K. Keach, Jr., Director	David R. Lovejoy, Director

*	*
Ann D. Murtlow, Director	Ralph R. Whitney, Jr., Director

*	*
Jerry Williams, Director	Jean L. Wojtowicz, Director
_____________________________

*
David B. Becker, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ David B. Becker
David B. Becker, Attorney-in-Fact

First Internet Bancorp
December 31, 2014 and 2013

Reports of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Internet Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Internet Bancorp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
March 13, 2015

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Indianapolis, Indiana

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Internet Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Internet Bancorp and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
March 13, 2015

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2014	2013
Assets
Cash and due from banks	$1,940	$2,578
Interest-bearing demand deposits	26,349	51,112
Total cash and cash equivalents	28,289	53,690
Interest-bearing time deposits	2,000	2,500
Securities available for sale - at fair value (amortized cost of $137,727 in 2014 and $185,091 in 2013)	137,518	181,409
Loans held-for-sale (includes $32,618 and $24,254 at fair value in 2014 and 2013, respectively)	34,671	28,610
Loans receivable	732,426	501,153
Allowance for loan losses	(5,800)	(5,426)
Net loans receivable	726,626	495,727
Accrued interest receivable	2,833	2,904
Federal Home Loan Bank of Indianapolis stock	5,350	2,943
Cash surrender value of bank-owned life insurance	12,325	11,935
Premises and equipment, net	7,061	7,134
Goodwill	4,687	4,687
Other real estate owned	4,488	4,381
Accrued income and other assets	4,655	6,422
Total assets	$970,503	$802,342

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$21,790	$19,386
Interest-bearing deposits	736,808	653,709
Total deposits	758,598	673,095
Advances from Federal Home Loan Bank	106,897	31,793
Subordinated debt	2,873	2,789
Accrued interest payable	97	102
Accrued expenses and other liabilities	5,253	3,655
Total liabilities	873,718	711,434
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,439,575 and 4,448,326 shares issued and outstanding, respectively	71,774	71,378
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	25,146	21,902
Accumulated other comprehensive loss	(135)	(2,372)
Total shareholders’ equity	96,785	90,908
Total liabilities and shareholders’ equity	$970,503	$802,342

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2014	2013
Interest Income
Loans	$27,875	$20,843
Securities – taxable	3,036	2,891
Securities – non-taxable	58	1,611
Other earning assets	246	191
Total interest income	31,215	25,536
Interest Expense
Deposits	7,653	6,861
Other borrowed funds	1,275	1,227
Total interest expense	8,928	8,088
Net Interest Income	22,287	17,448
Provision for Loan Losses	349	324
Net Interest Income After Provision for Loan Losses	21,938	17,124
Noninterest Income
Service charges and fees	707	687
Mortgage banking activities	5,609	8,682
Other-than-temporary impairment
Total loss related to other than temporarily impaired securities	—	(129)
Portion of loss recognized in other comprehensive income (loss)	—	80
Other-than-temporary impairment loss recognized in net income	—	(49)
Gain (loss) on sale of securities	538	(63)
Loss on asset disposals	(78)	(146)
Other	398	406
Total noninterest income	7,174	9,517
Noninterest Expense
Salaries and employee benefits	12,348	10,250
Marketing, advertising, and promotion	1,455	1,858
Consulting and professional fees	1,902	2,152
Data processing	995	911
Loan expenses	626	799
Premises and equipment	2,937	2,196
Deposit insurance premium	591	451
Other	1,808	1,865
Total noninterest expense	22,662	20,482
Income Before Income Taxes	6,450	6,159
Income Tax Provision	2,126	1,566
Net Income	$4,324	$4,593
Income Per Share of Common Stock
Basic	$0.96	$1.51
Diluted	0.96	1.51
Weighted-Average Number of Common Shares Outstanding
Basic	4,497,007	3,041,666
Diluted	4,507,995	3,050,001
Dividends Declared Per Share	$0.24	$0.22
See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013
Net income	$4,324	$4,593
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	3,260	(6,462)
Reclassification adjustment for (gains) losses realized	(538)	63
Net unrealized holding gains (losses) on securities available for sale for which an other-than-temporary impairment has been recognized in income	751	(129)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	49
Other comprehensive income (loss) before tax	3,473	(6,479)
Income tax provision (benefit)	1,236	(2,289)
Other comprehensive income (loss) - net of tax	2,237	(4,190)
Comprehensive income	$6,561	$403

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2013	$41,508	$1,818	$18,024	$61,350
Net income	—	—	4,593	4,593
Other comprehensive loss	—	(4,190)	—	(4,190)
Cash dividends declared ($0.22 per share)	—	—	(715)	(715)
Recognition of the fair value of share-based compensation	514	—	—	514
Issuance of common stock warrants	255	—	—	255
Net cash proceeds from common stock issuance	29,101	—	—	29,101
Balance, December 31, 2013	71,378	(2,372)	21,902	90,908
Net income	—	—	4,324	4,324
Other comprehensive income	—	2,237	—	2,237
Cash dividends declared ($0.24 per share)	—	—	(1,080)	(1,080)
Recognition of the fair value of share-based compensation	507	—	—	507
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(40)	—	—	(40)
Balance, December 31, 2014	$71,774	$(135)	$25,146	$96,785

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013
Operating Activities
Net income	$4,324	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,904	2,257
Loss from real estate owned	71	11
Increase in cash surrender value of bank-owned life insurance	(390)	(396)
Provision for loan losses	349	324
Stock compensation expense	507	514
Loss on other-than-temporary impairment of securities	—	49
(Gain) loss from sale of available for sale securities	(538)	63
Loans originated for sale	(409,715)	(741,078)
Proceeds from sale of loans	409,453	784,077
Gain on loans sold	(5,048)	(8,379)
(Increase) decrease in fair value of loans held-for-sale	(751)	4
Loss (gain) on derivatives	190	(307)
Deferred income tax	(1,529)	2,259
Net change in:
Accrued income and other assets	1,964	(2,415)
Accrued expenses and other liabilities	1,189	(36)
Net cash provided by operating activities	1,980	41,540
Investing Activities
Net change in loans	(124,696)	(61,039)
Net change in interest bearing deposits	500	(2,500)
Loans purchased	(106,480)	(83,265)
Proceeds from liquidation of other real estate owned	235	1,268
Maturities of securities available for sale	21,254	29,757
Proceeds from sale of securities available for sale	137,816	72,019
Purchase of securities available for sale	(112,000)	(134,471)
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,407)	—
Purchase of premises and equipment	(915)	(7,187)
Net cash used in investing activities	(186,693)	(185,418)
Financing Activities
Net increase in deposits	85,503	142,404
Cash dividends paid	(1,080)	(450)
Proceeds from issuance of subordinated debt and related warrants	—	3,000
Net proceeds from common stock issuance	—	29,101
Repayment of FHLB advances	(95,000)	(22,000)
Proceeds from FHLB advances	170,000	13,000
Other, net	(111)	—
Net cash provided by financing activities	159,312	165,055
Net (Decrease) Increase in Cash and Cash Equivalents	(25,401)	21,177
Cash and Cash Equivalents, Beginning of Year	53,690	32,513
Cash and Cash Equivalents, End of Year	$28,289	$53,690
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for interest	$8,933	$8,106
Cash paid during the year for taxes	2,346	770
Loans transferred to other real estate owned	—	581
Cash dividends declared, not paid	265	265
 See Notes to Consolidated Financial Statements

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except shares and per share data)

Note 1:        Basis of Presentation and Summary of Significant Accounting Policies

The accounting policies of First Internet Bancorp and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”). A summary of the Company’s significant accounting policies follows:

Description of Business

The Company was incorporated on September 15, 2005, and was approved to consummate a plan of exchange on March 21, 2006, by which the Company became a bank holding company owning 100% of First Internet Bank of Indiana (the “Bank”).

The Bank provides commercial and retail banking services, with operations conducted on the Internet at www.firstib.com and primarily through its corporate office located in Indianapolis, Indiana as well as loan production offices in Tempe, Arizona and Portland, Oregon. The majority of the Bank’s income is derived from commercial lending, retail lending, and mortgage banking activities. The Bank is subject to competition from other financial institutions. The Bank is regulated by certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly owned by the Bank to manage other real estate owned properties as needed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for credit losses and income taxes, as well as fair value measurements of investment securities, derivatives, goodwill, and loans held-for-sale.  Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. The Company had no securities classified as “held to maturity” at December 31, 2014 and 2013.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2014 and 2013.

•
Securities not classified as either “held to maturity” or “trading securities” are classified as “securities available for sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other-than-temporary are recorded as an other-than-temporary impairment of securities available for sale with other-than-temporary impairment losses recorded in the consolidated statements of income.

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

Loans Held-for-Sale

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

Revenue Recognition

Interest income on loans is accrued as earned using the interest method based on unpaid principal balances except for interest on loans in nonaccrual status. Interest on loans in nonaccrual status is recorded as a reduction of loan principal when received.

Premiums and discounts are amortized using the effective interest rate method.

Loan fees, net of certain direct origination costs, primarily salaries and wages, are deferred and amortized to interest income as a yield adjustment over the life of the loan.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Allowance for Loan Losses Methodology

Company policy is designed to maintain an adequate allowance for loan losses (“ALLL”). Primary responsibility for ensuring that the Company has processes in place to consistently assess the adequacy of the ALLL rests with the Board of Directors (the “Board”). The Board has charged management with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL. The Board reviews recommendations from management on a quarterly basis to adjust the allowance as appropriate.

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

6.
The required ALLL for each group of loans are added together to determine the total required ALLL for the Company. The required ALLL is compared to the existing ALLL to determine the provision required to increase the ALLL or credit to decrease the ALLL.

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

Provision for Loan Losses

A provision for estimated losses on loans is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral, less costs to sell, and allows existing methods for recognizing interest income.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Nonaccrual Loans

Any loan which becomes 90 days delinquent or for which the full collection of principal and interest may be in doubt will be considered for nonaccrual status. At the time a loan is placed on nonaccrual status, all accrued but unpaid interest will be reversed from interest income. Placing the loan on nonaccrual status does not relieve the borrower of the obligation to repay interest. A loan placed on nonaccrual status may be restored to accrual status when all delinquent principal and interest has been brought current, and the Company expects full payment of the remaining contractual principal and interest.

Impaired Loans

A loan is designated as impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are generally not considered impaired. Certain nonaccrual and substantially all delinquent loans may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Troubled Debt Restructurings (“TDR”)

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on either the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific ALLL or charge-off to the ALLL. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the ALLL.

Policy for Charging Off Loans

A loan should be charged off at any point in time when it no longer can be considered a bankable asset, meaning collected within the parameters of policy. A secured loan generally should be charged off to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally should be charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Chief Credit Officer.

Federal Home Loan Bank (“FHLB”) of Indianapolis Stock

Federal law requires a member institution of the FHLB system to hold common stock of its district FHLB according to a predetermined formula. This investment is stated at cost, which represents redemption value, and may be pledged as collateral for FHLB advances.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at its fair value less estimated costs to sell. When property is acquired, it is recorded at its fair value at the date of acquisition with any resulting write-down charged against the ALLL. Any subsequent deterioration of the property is charged directly to operating expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred.

Premises and Equipment

Premises and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives, which range from three to five years for software and equipment, 39 years for buildings, and ten years for land improvements.

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

All of these items are considered derivatives, but are not designated as accounting hedges, and therefore, are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

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

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2014	2013
Basic earnings per share
Net income available to common shareholders	$4,324	$4,593
Weighted-average common shares	4,497,007	3,041,666
Basic earnings per common share	$0.96	$1.51

Diluted earnings per share
Net income applicable to diluted earnings per share	$4,324	$4,593
Weighted-average common shares	4,497,007	3,041,666
Dilutive effect of warrants	2,895	5,933
Dilutive effect of equity compensation	8,093	2,402
Weighted-average common and incremental shares	4,507,995	3,050,001
Diluted earnings per common share	$0.96	$1.51
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the year	—	—

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. As of December 31, 2014, approximately $16,686 was available to be paid as dividends to the Company by the Bank without prior approval.

Stock Compensation

The Company has a stock-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 9.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity. Accumulated other comprehensive income (loss) at December 31, 2014 and 2013 is solely related to unrealized gains and losses on available for sale securities.

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

Note 2:        Cash and Cash Equivalents

At December 31, 2014, the Company’s interest-bearing cash accounts at other institutions did not exceed the limits for full FDIC insurance coverage. However, approximately $2,755 and $23,592 of cash is held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014 was $295.

Note 3:        Securities

Securities at December 31, 2014 and 2013 are as follows:

	2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. Government-sponsored agencies	$13,680	$129	$(257)	$13,552
Mortgage-backed securities	117,134	282	(368)	117,048
Asset-backed securities	4,913	—	(1)	4,912
Other securities	2,000	6	—	2,006
Total available for sale	$137,727	$417	$(626)	$137,518

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2013
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale
U.S. Government-sponsored agencies	$57,569	$470	$(1,762)	$56,277
Municipals	46,126	1,080	(883)	46,323
Mortgage-backed securities	76,371	705	(1,903)	75,173
Other securities	5,025	—	(1,389)	3,636
Total available for sale	$185,091	$2,255	$(5,937)	$181,409

The carrying value of securities at December 31, 2014 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	811	801
After ten years	12,869	12,751
	13,680	13,552
Mortgage-backed securities	117,134	117,048
Asset-backed securities	4,913	4,912
Other securities	2,000	2,006
Totals	$137,727	$137,518

Gross gains of $2,749 and $461, and gross losses of $2,211 and $524 resulting from sales of available for sale securities were realized for 2014 and 2013, respectively.

As of December 31, 2014, the fair value of available for sale investment securities pledged as collateral was $130,600. The Company pledged the securities for various types of transactions, including FHLB advances and derivative financial instruments.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and 2013 was $86,873 and $109,946, which is approximately 63% and 61%, respectively, of the Company’s available for sale securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Government-sponsored agencies	$801	$(10)	$8,719	$(247)	$9,520	$(257)
Mortgage-backed securities	51,204	(57)	21,237	(311)	72,441	(368)
Asset-backed securities	4,912	(1)	—	—	4,912	(1)
	$56,917	$(68)	$29,956	$(558)	$86,873	$(626)

	2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Government-sponsored agencies	$43,085	$(1,761)	$14	$(1)	$43,099	$(1,762)
Municipals	14,105	(882)	351	(1)	14,456	(883)
Mortgage-backed securities	47,918	(1,814)	838	(89)	48,756	(1,903)
Other securities	1,962	(38)	1,673	(1,351)	3,635	(1,389)
	$107,070	$(4,495)	$2,876	$(1,442)	$109,946	$(5,937)

 U.S. Government-Sponsored Agencies and Municipal Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies and municipal securities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

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

Asset-Backed Securities

The unrealized losses on the Company’s investments in asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider those securities to be other-than-temporarily impaired at December 31, 2014.

Other Securities

The Company’s unrealized loss on investments in other securities at December 31, 2013 primarily consisted of two investments, both of which were sold in the second quarter of 2014.

The first investment was a $2,000 par investment in I-PreTSL I B-2 pooled trust security. The unrealized loss was primarily caused by a sector downgrade by several industry analysts. The determination of no credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The second investment was a $2,000 par investment in ALESCO IV Series B2 pooled trust security for which the Company had recognized an other-than-temporary impairment loss. The unrealized loss was primarily caused by: (a) a decrease in performance; and (b) a sector downgrade by several industry analysts. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.

The credit losses recognized in earnings during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Mortgage-backed and asset-backed securities – private labeled	$—	$49
Total credit losses recognized in earnings	$—	$49

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

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(603)
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	18
December 31, 2013	1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
December 31, 2014	$—

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2014 and 2013, were as follows:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,		Affected Line Item in the Statements of Income
	2014	2013
Unrealized gains and losses on securities available for sale
Gain (loss) realized in earnings	$538	$(63)	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(49)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	538	(112)	Income Before Income Taxes
Tax expense (benefit)	191	(38)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$347	$(74)	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 4:        Loans Receivable

Categories of loans include:

	December 31,
	2014	2013
Real estate loans
Residential	$279,046	$191,007
Commercial	273,855	142,429
Total real estate loans	552,901	333,436
Commercial loans	77,232	55,168
Consumer loans	97,094	107,562
Total loans	727,227	496,166
Deferred loan origination costs and premiums and discounts on purchased loans	5,199	4,987
Allowance for loan losses	(5,800)	(5,426)
Net loans receivable	$726,626	$495,727

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

Residential Real Estate and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. The properties securing the Company’s residential loan portfolio are generally geographically diverse as the Company offers these loans on a nationwide basis. Repayment on residential loans can be impacted by changes in property values on residential properties. Consumer loans are secured by consumer assets such as horse trailers, recreational vehicles, or automobiles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014 and 2013:

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2014
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,219	$2,517	$819	$871	$5,426
Provision charged to expense	182	20	115	32	349
Losses charged off	(247)	—	(14)	(596)	(857)
Recoveries	38	460	—	384	882
Balance, end of year	$1,192	$2,997	$920	$691	$5,800
Ending balance: individually evaluated for impairment	$—	$—	$—	$15	$15
Ending balance: collectively evaluated for impairment	$1,192	$2,997	$920	$676	$5,785

Loans:
Ending balance	$279,046	$273,855	$77,232	$97,094	$727,227
Ending balance: individually evaluated for impairment	$1,139	$87	$—	$305	$1,531
Ending balance: collectively evaluated for impairment	$277,907	$273,768	$77,232	$96,789	$725,696

	2013
	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,149	$3,107	$371	$1,206	$5,833
Provision charged to expense	136	(352)	378	162	324
Losses charged off	(164)	(238)	—	(810)	(1,212)
Recoveries	98	—	70	313	481
Balance, end of year	$1,219	$2,517	$819	$871	$5,426
Ending balance: individually evaluated for impairment	$116	$98	$—	$28	$242
Ending balance: collectively evaluated for impairment	$1,103	$2,419	$819	$843	$5,184

Loans:
Ending balance	$191,007	$142,429	$55,168	$107,562	$496,166
Ending balance: individually evaluated for impairment	$1,684	$1,054	$—	$339	$3,077
Ending balance: collectively evaluated for impairment	$189,323	$141,375	$55,168	$107,223	$493,089

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014 and 2013:

	2014
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$271,868	$77,232
6 Special Mention	379	—
7 Substandard	1,608	—
8 Doubtful	—	—
Total	$273,855	$77,232

	2014
	Residential Real Estate	Consumer
Performing	$279,021	$96,971
Nonaccrual	25	123
Total	$279,046	$97,094

	2013
	Commercial Real Estate	Commercial
Rating:
1-5 Pass	$139,052	$54,035
6 Special Mention	2,323	1,133
7 Substandard	1,054	—
8 Doubtful	—	—
Total	$142,429	$55,168

	2013
	Residential Real Estate	Consumer
Performing	$190,377	$107,412
Nonaccrual	630	150
Total	$191,007	$107,562

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014 and 2013:

	2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$161	$—	$57	$218	$278,828	$279,046	$25	$57
Commercial real estate	—	—	—	—	273,855	273,855	87	—
Commercial	—	—	—	—	77,232	77,232	—	—
Consumer	249	56	53	358	96,736	97,094	123	4
Total	$410	$56	$110	$576	$726,651	$727,227	$235	$61

	2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Residential real estate	$122	$—	$603	$725	$190,282	$191,007	$630	$—
Commercial real estate	—	—	955	955	141,474	142,429	1,054	—
Commercial	—	—	—	—	55,168	55,168	—	—
Consumer	484	45	84	613	106,949	107,562	150	18
Total	$606	$45	$1,642	$2,293	$493,873	$496,166	$1,834	$18

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2014 and 2013:

	2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Balance	Interest Income
Loans without a specific valuation allowance
Residential real estate loans	$1,139	$1,146	$—	$1,266	$32
Commercial real estate loans	87	87	—	666	5
Commercial loans	—	—	—	—	—
Consumer loans	268	338	—	380	37
Total	$1,494	$1,571	$—	$2,312	$74
Loans with a specific valuation allowance
Residential real estate loans	$—	$—	$—	$—	$—
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	37	51	15	40	4
Total	$37	$51	$15	$40	$4
Total impaired loans
Residential real estate loans	$1,139	$1,146	$—	$1,266	$32
Commercial real estate loans	87	87	—	666	5
Commercial loans	—	—	—	—	—
Consumer loans	305	389	15	420	41
Total	$1,531	$1,622	$15	$2,352	$78

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

Loans classified as a TDR during the years ended December 31, 2014 and 2013 are shown in the tables below.

	2014
	Modifications
	Number of Contracts	Recorded Balance Before	Recorded Balance After
Consumer	1	$21	$21
Total	1	$21	$21

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

	2013
	Modifications
	Number of Contracts	Recorded Balance Before	Recorded Balance After
Consumer	4	$25	$25
Total	4	$25	$25

There were no TDR loans which had payment defaults during the years ended December 31, 2014 and 2013. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual status within 12 months of restructuring.

The following tables summarize loan modifications that occurred during the years ended December 31, 2014 and 2013:

	2014
	Payment Extension		Rate Reduction
	Number	Amount	Number	Amount
Consumer	1	$21	—	$—
Total	1	$21	—	$—

	2013
	Payment Extension		Rate Reduction
	Number	Amount	Number	Amount
Consumer	2	$2	2	$23
Total	2	$2	2	$23

Payment extensions and rate reductions have proved to be successful in optimizing the overall collectability of the loan.

Note 5:        Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
Land	$2,500	$2,500
Building and improvements	3,018	2,858
Furniture and equipment	5,277	4,883
Less: accumulated depreciation	(3,734)	(3,107)
	$7,061	$7,134

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 6:        Goodwill

The change in the carrying amount of goodwill for the two years ended December 31, 2014 was:

Balance as of January 1, 2013	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	4,687
Changes in goodwill during the year	—
Balance as of December 31, 2014	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2014 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Deposits

Deposits at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Regular savings accounts	$20,776	$14,330
Noninterest-bearing demand deposit accounts	21,790	19,386
Interest-bearing demand deposit accounts	74,238	73,748
Money market accounts	267,046	255,169
Certificates of deposits	361,202	292,685
Brokered deposits	13,546	17,777
Total deposits	$758,598	$673,095

Certificates of deposit in the amount of $100 or more totaled approximately $294,386 and $237,273 at December 31, 2014 and 2013, respectively.

A summary of certificate accounts by scheduled maturities at December 31, 2014 is as follows:

2015	$223,078
2016	108,238
2017	19,213
2018	14,776
2019	9,435
Thereafter	8
$374,748

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 8:        FHLB Advances

The Company has outstanding FHLB advances of $106,897 and $31,793 as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company has $67,000 of fixed rate advances outstanding. These fixed rate advances are subject to restrictions or penalties in the event of prepayment. The Company also has $40,000 of variable rate advances outstanding as of December 31, 2014. As of December 31, 2014, the interest rates on the Company’s outstanding FHLB advances ranged from 0.24% to 4.57%, with a weighted average interest rate of 1.58%. All advances are collateralized by mortgage loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Mortgage loans pledged were approximately $212,559 and $96,195 as of December 31, 2014 and 2013, respectively, and the fair value of investment securities pledged to the FHLB was approximately $128,185 and $73,698 as of December 31, 2014 and 2013, respectively.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2015	$101,000
2016	3,000
2017	—
2018	3,000
Thereafter	—
107,000
Deferred prepayment penalties on advance restructure	(103)
$106,897

Note 9:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined by the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of service. Contributions each year during the years ended December 31, 2014 and 2013, totaled approximately $268 and $252, respectively.

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer that provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (“2013 Plan”) authorizes the issuance of 750,000 shares of the Company’s common stock in the form of equity-based awards to employees, directors, and other eligible persons. The 2013 Plan replaced the 2006 Stock Option Plan, which had 595,500 shares of common stock available for issuance when the 2013 Plan became effective. Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. All employees, consultants and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The Company recorded $507 and $387 of share-based compensation expense for the years ended December 31, 2014 and 2013, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the Company’s restricted stock and deferred stock unit awards as of December 31, 2014, and activity for the year ended December 31, 2014:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2014	46,232	$25.09	—	$—
Granted	4,445	22.50	897	22.47
Vested	(19,856)	24.51	(897)	22.47
Forfeited	(10,044)	25.09	—	—
Nonvested at December 31, 2014	20,777	$25.09	—	$—

As of December 31, 2014, the total unrecognized compensation cost related to nonvested awards was $135, with a weighted-average expense recognition period of 1.0 years.

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

For the year ended December 31, 2013, the Company recorded $205 of expense related to awards made from the Directors Deferred Stock Plan. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date. The Directors Deferred Stock Plan ended on December 31, 2013. On January 1, 2014, the Company issued tandem awards of shares of restricted stock and deferred stock units to each of its non-employee directors under the 2013 Plan. Each award had a grant date fair value of $20 and represents the non-cash component of the compensation payable for the directors’ service during 2014. The economic terms of the awards are substantially the same as the non-cash retainer compensation the non-employee directors received for 2013 in the form of director deferred stock rights.

The following is an analysis of deferred stock rights and common stock related to the Directors Deferred Stock Plan for the year ended December 31, 2014:

Deferred Rights
Outstanding, beginning of year	79,676
Granted	852
Exercised	—
Outstanding, end of year	80,528

All deferred stock rights granted during 2014 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Note 10:        Income Taxes

The provision (credit) for income taxes consists of the following:

	2014	2013
Current	$3,655	$(693)
Deferred	(1,529)	2,259
Total	$2,126	$1,566

Income tax provision (credit) is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	2014	2013
Statutory rate times pre-tax income	$2,193	$2,094
Add (subtract) the tax effect of:
Income from tax-exempt securities	(31)	(514)
State income tax, net of federal tax effect	63	33
Bank-owned life insurance	(132)	(135)
Other differences	33	88
Total income taxes	$2,126	$1,566

The net deferred tax asset at December 31 consists of the following:

	2014	2013
Deferred tax assets (liabilities)
Allowance for loan losses	$2,073	$1,930
Unrealized loss on available for sale securities	75	1,310
Fair value adjustments	(117)	(1,840)
Depreciation	(590)	(270)
Deferred compensation	262	510
Loan origination costs	(288)	(209)
Prepaid assets	(207)	(205)
Accrued payroll	458	155
Other	546	536
Total deferred tax assets, net	$2,212	$1,917

Note 11:        Related Party Transactions

In the normal course of business, the Company may enter into transactions with various related parties. In management’s opinion, such loans, other extensions of credit, and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2014 and 2013 totaled $13,713 and $13,904, respectively.

Note 12:        Regulatory Capital Requirements

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. These capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the regulators of the Company and Bank could require adjustments to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)
Consolidated	$101,033	13.8%	$58,777	8.0%	N/A	N/A
Bank	89,177	12.2%	58,600	8.0%	$73,250	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	92,233	12.6%	29,388	4.0%	N/A	N/A
Bank	83,377	11.4%	29,300	4.0%	43,950	6.0%
Tier 1 capital (to average assets)
Consolidated	92,233	9.9%	37,381	4.0%	N/A	N/A
Bank	83,377	8.9%	37,303	4.0%	46,629	5.0%
As of December 31, 2013:
Total capital (to risk-weighted assets)
Consolidated	$96,981	17.1%	$45,386	8.0%	N/A	N/A
Bank	77,862	13.8%	45,287	8.0%	$56,609	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	88,555	15.6%	22,693	4.0%	N/A	N/A
Bank	72,436	12.8%	22,644	4.0%	33,965	6.0%
Tier 1 capital (to average assets)
Consolidated	88,555	11.7%	30,385	4.0%	N/A	N/A
Bank	72,436	9.6%	30,329	4.0%	37,911	5.0%

Note 13:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2014 and 2013, the Company had outstanding loan commitments totaling approximately $110,393 and $49,100, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

As of December 31, 2014, the Company leased office facilities under various operating leases. The leases may be subject to additional payments based on building operating costs and property taxes in excess of specified amounts. The Company recorded rental expense for all operating leases of $495 and $468 for the years ended December 31, 2014 and 2013, respectively. Future minimum cash lease payments are as follows:

Amount
2015	$611
2016	557
2017	517
2018	526
2019	534
Thereafter	634
$3,379

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

Level 2 securities include U.S. Government-sponsored agencies, mortgage-and asset-backed securities, state and municipal securities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

		2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$13,552	$—	$13,552	$—
Mortgage-backed securities	117,048	—	117,048	—
Asset-backed securities	4,912	—	4,912	—
Other securities	2,006	2,006	—	—
Total available for sale securities	$137,518	$2,006	$135,512	$—
Loans held-for-sale (mandatory pricing agreements)	32,618	—	32,618	—
Forward contracts	(405)	(405)	—	—
Interest rate lock commitments	521	—	—	521

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$56,277	$—	$56,277	$—
Municipals	46,323	—	46,323	—
Mortgage-backed securities	75,173	—	75,173	—
Other securities	3,636	1,963	—	1,673
Total available for sale securities	$181,409	$1,963	$177,773	$1,673
Loans held-for-sale (mandatory pricing agreements)	24,254	—	24,254	—
Forward contracts	227	227	—	—
Interest rate lock commitments	79	—	—	79

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Securities Available for Sale	Interest Rate Lock Commitments
Balance, January 1, 2013	$840	$—
Total gains or losses for the period:
Included in Mortgage banking activities	—	79
Included in other comprehensive income	833	—
Balance, December 31, 2013	1,673	79
Total gains or losses for the period:
Included in Mortgage banking activities	—	442
Included in Gain (loss) on sale of securities	(259)	—
Included in other comprehensive income	1,333	—
Sales	(2,747)	—
Balance, December 31, 2014	$—	$521

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following tables present the fair value measurements recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

2014
Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$—	$—	$—	$—

		2013
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$137	$—	$—	$137

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range
IRLCs	$521	Discounted cash flow	Loan closing rates	40 - 95%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range
Other securities	$1,673	Discounted cash flow	Discount margin Cumulative default % Loss given default % Cumulative prepayment %	6% - 12.5% 2% - 100% 85% - 100% 0% - 100%
Collateral dependent impaired loans	$137	Fair value of collateral	Discount for type of property and current market conditions	0% - 54%
IRLCs	$79	Discounted cash flow	Loan closing rates	53% - 97%

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

Federal Home Loan Bank Stock

The fair value approximates carrying value.

Deposits

The fair value of noninterest-bearing and interest-bearing demand deposits, savings and money market accounts are the amounts payable as of the reporting date. The fair value of fixed maturity certificates of deposit and brokered deposits are estimated using rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank

The fair value of fixed rate advances is estimated using rates currently offered for similar remaining maturities. The carrying value of variable rate advances approximates fair value.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Subordinated Debt

The fair value of subordinated debt is estimated using discounted cash flow analysis, based on current borrowing rates for similar types of debt instruments.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2014 and 2013.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2014 and 2013:

	2014
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,289	$28,289	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,053	—	2,053	—
Loans receivable	732,426	—	—	733,538
Accrued interest receivable	2,833	2,833	—	—
Federal Home Loan Bank of Indianapolis stock	5,350	—	5,350	—
Deposits	758,598	383,847	—	377,067
Advances from Federal Home Loan Bank	106,897	—	107,743	—
Subordinated debt	2,873	—	3,094	—
Accrued interest payable	97	97	—	—

	2013
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,690	$53,690	$—	$—
Interest-bearing time deposits	2,500	2,500	—	—
Loans held-for-sale (best efforts pricing agreements)	4,356	—	4,356	—
Loans receivable	501,153	—	—	500,447
Accrued interest receivable	2,904	2,904	—	—
Federal Home Loan Bank of Indianapolis stock	2,943	—	2,943	—
Deposits	673,095	362,634	—	315,179
Advances from Federal Home Loan Bank	31,793	—	33,415	—
Subordinated debt	2,789	—	2,978	—
Accrued interest payable	102	102	—	—

Note 15:        Derivative Financial Instruments

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

All of these items are considered derivatives, but are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$29,967	$521	$20,752	$79
Forward contracts	—	—	30,628	227

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$55,102	$(405)	$—	$—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2014 and 2013 were as follows:

	Amount of gain / (loss) recognized in the twelve months ended
	December 31, 2014	December 31, 2013
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$442	$79
Forward contracts	—	227

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$(632)	$—

Note 16:        Subordinated Debenture

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

As partial inducement for the third party to purchase the debenture, the Company issued to the third party a warrant to purchase up to 48,750 shares of the Company’s common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014, and unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

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

Note 17:     Shareholders’ Equity

In 2013, the Company completed a public offering of 1.587 million shares of its common stock and received net proceeds of approximately $29,101.

Note 18:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$10,056	$17,983
Investment in common stock of subsidiaries	87,929	74,789
Premises and equipment, net	4,542	4,524
Accrued income and other assets	1,678	967
Total assets	$104,205	$98,263

Liabilities and Shareholders’ Equity
Subordinated debt	$2,873	$2,789
Note payable to the Bank	4,000	4,000
Accrued expenses and other liabilities	547	566
Total liabilities	7,420	7,355

Shareholders’ equity	96,785	90,908

Total liabilities and shareholders’ equity	$104,205	$98,263

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Condensed Statements of Income

	Years Ended December 31,
	2014	2013
Income
Dividends from subsidiaries	$—	$500
Total income	—	500

Expenses
Interest on borrowings	216	142
Professional services	777	859
Premises & equipment	521	252
Other expenses	504	551
Total expenses	2,018	1,804

Loss Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	(2,018)	(1,304)

Income Tax Benefit	(756)	(596)

Loss Before Equity in Undistributed Net Income of Subsidiaries	(1,262)	(708)

Equity in Undistributed Net Income of Subsidiaries	5,586	5,301

Net Income	$4,324	$4,593

Condensed Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013
Net income	$4,324	$4,593
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	3,260	(6,462)
Reclassification adjustment for (gains) losses realized	(538)	63
Net unrealized holding gains (losses) on securities available for sale for which an other-than-temporary impairment has been recognized in income	751	(129)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	49
Other comprehensive income (loss) before tax	3,473	(6,479)
Income tax provision (benefit)	1,236	(2,289)
Other comprehensive income (loss) - net of tax	2,237	(4,190)
Comprehensive income	$6,561	$403

First Internet Bancorp
Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Operating Activities
Net income	$4,324	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,586)	(5,301)
Depreciation and amortization	226	161
Stock compensation expense	120	127
Net change in:
Accrued income and other assets	(641)	(433)
Accrued expenses and other liabilities	(19)	44
Net cash used in operating activities	(1,576)	(809)

Investing Activities
Capital contribution to the Bank	(5,000)	(13,000)
Purchase of premises and equipment	(160)	(4,641)
Net cash used in investing activities	(5,160)	(17,641)

Financing Activities
Cash dividends paid	(1,080)	(450)
Proceeds from issuance of subordinated debt and related warrants	—	3,000
Proceeds from loan from the Bank	—	4,000
Net proceeds from common stock issuance	—	29,101
Other, net	(111)	—
Net cash (used in) provided by financing activities	(1,191)	35,651

Net (Decrease) Increase in Cash and Cash Equivalents	(7,927)	17,201

Cash and Cash Equivalents at Beginning of Year	17,983	782

Cash and Cash Equivalents at End of Year	$10,056	$17,983

Note 19:        Recent Accounting Pronouncements

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

The topic of revenue recognition had become broad with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
10.1	First Internet Bancorp 2013 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Restricted Stock Agreement Under 2013 Equity Incentive Plan	Incorporated by Reference
10.3	First Internet Bancorp Directors’ Deferred Stock Plan	Incorporated by Reference
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013	Incorporated by Reference
10.5	2014 Senior Management Bonus Plan	Incorporated by Reference
10.6	Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013	Incorporated by Reference
10.7	Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013	Incorporated by Reference
10.8	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.9	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013	Incorporated by Reference
10.10	Subordinated Debenture dated June 28, 2013	Incorporated by Reference
21.1	List of Subsidiaries	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically