Form 10-Q
period 2015-03-31
First Internet Bancorp
filed 2015-05-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period March 31, 2015
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

As of May 4, 2015, the registrant had 4,484,513 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance, or business of First Internet Bancorp (“we,” “our,” “us” or the “Company”). Forward-looking statements are generally identifiable by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” or other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made, and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements. Factors that may cause such differences include: failures of or interruptions in the communications and information systems on which we rely to conduct our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios; competition with national, regional, and community financial institutions; the loss of any key members of senior management; fluctuations in interest rates; general economic conditions and risks relating to the regulation of financial institutions. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (“SEC”). All statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$1,472	$1,940
Interest-bearing demand deposits	38,100	26,349
Total cash and cash equivalents	39,572	28,289
Interest-bearing time deposits	2,000	2,000
Securities available-for-sale, at fair value (amortized cost of $163,067 and $137,727, respectively)	163,676	137,518
Loans held-for-sale (includes $26,771 and $32,618 at fair value, respectively)	27,584	34,671
Loans receivable	767,682	732,426
Allowance for loan losses	(6,378)	(5,800)
Net loans receivable	761,304	726,626
Accrued interest receivable	3,040	2,833
Federal Home Loan Bank of Indianapolis stock	5,350	5,350
Cash surrender value of bank-owned life insurance	12,423	12,325
Premises and equipment, net	7,040	7,061
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	4,513	4,655
Total assets	$1,035,677	$970,503
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$19,178	$21,790
Interest-bearing deposits	801,991	736,808
Total deposits	821,169	758,598
Advances from Federal Home Loan Bank	106,921	106,897
Subordinated debt	2,894	2,873
Accrued interest payable	104	97
Accrued expenses and other liabilities	5,227	5,253
Total liabilities	936,315	873,718
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,484,513 and 4,439,575 shares issued and outstanding, respectively	72,032	71,774
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	26,938	25,146
Accumulated other comprehensive income (loss)	392	(135)
Total shareholders’ equity	99,362	96,785
Total liabilities and shareholders’ equity	$1,035,677	$970,503
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2015	2014
Interest Income
Loans	$8,390	$6,129
Securities – taxable	722	750
Securities – non-taxable	—	58
Other earning assets	75	96
Total interest income	9,187	7,033
Interest Expense
Deposits	1,953	1,860
Other borrowed funds	460	307
Total interest expense	2,413	2,167
Net Interest Income	6,774	4,866
Provision for Loan Losses	442	147
Net Interest Income After Provision for Loan Losses	6,332	4,719
Noninterest Income
Service charges and fees	176	167
Mortgage banking activities	2,886	900
Gain on sale of securities	—	359
Loss on asset disposals	(14)	(13)
Other	100	98
Total noninterest income	3,148	1,511
Noninterest Expense
Salaries and employee benefits	3,578	3,007
Marketing, advertising, and promotion	452	380
Consulting and professional services	592	433
Data processing	248	234
Loan expenses	181	114
Premises and equipment	642	701
Deposit insurance premium	150	144
Other	414	425
Total noninterest expense	6,257	5,438
Income Before Income Taxes	3,223	792
Income Tax Provision	1,160	192
Net Income	$2,063	$600
Income Per Share of Common Stock
Basic	$0.46	$0.13
Diluted	$0.46	$0.13
Weighted-Average Number of Common Shares Outstanding
Basic	4,516,776	4,494,670
Diluted	4,523,246	4,501,705
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$2,063	$600
Other comprehensive income
Net unrealized holding gains on securities available-for-sale	818	925
Reclassification adjustment for gains realized	—	(359)
Net unrealized holding gains on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	63
Other comprehensive income before income tax	818	629
Income tax provision	291	224
Other comprehensive income	527	405
Comprehensive income	$2,590	$1,005

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2015
(Dollar amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2015	$71,774	$(135)	$25,146	$96,785
Net income	—	—	2,063	2,063
Other comprehensive income	—	527	—	527
Dividends declared ($0.06 per share)	—	—	(271)	(271)
Recognition of the fair value of share-based compensation	282	—	—	282
Deferred stock rights issued in lieu of cash dividends payable on outstanding deferred stock rights	5	—	—	5
Excess tax benefit on shared-based compensation	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, March 31, 2015	$72,032	$392	$26,938	$99,362

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$2,063	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	458
Increase in cash surrender value of bank-owned life insurance	(98)	(96)
Provision for loan losses	442	147
Share-based compensation expense	282	125
Gain from sale of available-for-sale securities	—	(359)
Loans originated for sale	(134,159)	(76,952)
Proceeds from sale of loans	143,737	89,293
Gain on loans sold	(2,314)	(807)
Increase in fair value of loans held-for-sale	(177)	(197)
(Gain) loss on derivatives	(395)	104
Net change in:
Accrued income and other assets	128	820
Accrued expenses and other liabilities	(17)	438
Net cash provided by operating activities	9,948	13,574
Investing Activities
Net change in loans	(35,120)	(31,281)
Maturities of securities available-for-sale	5,092	3,196
Proceeds from sale of securities available-for-sale	—	46,373
Purchase of securities available-for-sale	(30,598)	(72,231)
Purchase of premises and equipment	(316)	(24)
Net cash used in investing activities	(60,942)	(53,967)
Financing Activities
Net increase in deposits	62,571	54,557
Cash dividends paid	(265)	(264)
Proceeds from advances from Federal Home Loan Bank	90,000	—
Repayment of advances from Federal Home Loan Bank	(90,000)	(10,000)
Other, net	(29)	(130)
Net cash provided by financing activities	62,277	44,163
Net Increase in Cash and Cash Equivalents	11,283	3,770
Cash and Cash Equivalents, Beginning of Period	28,289	53,690
Cash and Cash Equivalents, End of Period	$39,572	$57,460
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$2,406	$2,186
Cash dividends declared, not paid	268	264
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Dollar amounts in thousands except per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015 or any other period. The March 31, 2015 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2014.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the “Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (the “Bank”), and the Bank’s wholly-owned subsidiary, JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic earnings per share
Net income available to common shareholders	$2,063	$600
Weighted-average common shares	4,516,776	4,494,670
Basic earnings per common share	$0.46	$0.13
Diluted earnings per share
Net income applicable to diluted earnings per share	$2,063	$600
Weighted-average common shares	4,516,776	4,494,670
Dilutive effect of warrants	—	6,852
Dilutive effect of equity compensation	6,470	183
Weighted-average common and incremental shares	4,523,246	4,501,705
Diluted earnings per common share	$0.46	$0.13
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	48,750	—

Note 3:         Securities

Securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$28,238	$130	$(305)	$28,063
Mortgage-backed securities	112,401	966	(235)	113,132
Asset-backed securities	19,428	29	—	19,457
Other securities	3,000	24	—	3,024
Total available-for-sale	$163,067	$1,149	$(540)	$163,676

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$13,680	$129	$(257)	$13,552
Mortgage-backed securities	117,134	282	(368)	117,048
Asset-backed securities	4,913	—	(1)	4,912
Other securities	2,000	6	—	2,006
Total available-for-sale	$137,727	$417	$(626)	$137,518

The carrying value of securities at March 31, 2015 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	10,739	10,630
After ten years	17,499	17,433
	28,238	28,063
Mortgage-backed securities	112,401	113,132
Asset-backed securities	19,428	19,457
Other securities	3,000	3,024
Totals	$163,067	$163,676

Gross gains of $0 and $1.4 million, and gross losses of $0 and $1.0 million resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014 was $49.7 million and $86.9 million, which is approximately 30% and 63%, respectively, of the Company’s available-for-sale investment portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$15,621	$(109)	$8,582	$(196)	$24,203	$(305)
Mortgage-backed securities	4,772	(7)	20,719	(228)	25,491	(235)
	$20,393	$(116)	$29,301	$(424)	$49,694	$(540)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$801	$(10)	$8,719	$(247)	$9,520	$(257)
Mortgage-backed securities	51,204	(57)	21,237	(311)	72,441	(368)
Asset-backed securities	4,912	(1)	—	—	4,912	(1)
	$56,917	$(68)	$29,956	$(558)	$86,873	$(626)

U. S. Government-Sponsored Agencies

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

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

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors, but are not considered other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss. The Company did not own any OTTI securities during the three months ended March 31, 2015.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(33)
March 31, 2014	$1,150

There were no amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2015. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three months ended March 31, 2014, were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended March 31, 2014	Affected Line Item in the Statements of Income
Unrealized gains and losses on securities available for sale
Gain realized in earnings	$359	Gain on sale of securities
Total reclassified amount before tax	359	Income Before Income Taxes
Tax expense	126	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$233	Net Income

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

Categories of loans include:

	March 31, 2015	December 31, 2014
Commercial loans
Commercial and industrial	$83,849	$77,232
Owner-occupied commercial real estate	38,536	34,295
Investor commercial real estate	18,491	22,069
Construction	26,847	24,883
Single tenant lease financing	227,229	192,608
Total commercial loans	394,952	351,087
Consumer loans
Residential mortgage	215,910	220,612
Home equity	54,838	58,434
Other consumer	97,192	97,094
Total consumer loans	367,940	376,140

Total loans	762,892	727,227
Deferred loan origination costs and premiums and discounts on purchased loans	4,790	5,199
Allowance for loan losses	(6,378)	(5,800)
Net loans receivable	$761,304	$726,626

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans' source of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee.

Owner-occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio is diverse in terms of property type and geographic location and often times are secured by recreational facilities, retail establishments and office buildings.

Investor Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans may also incorporate a personal guarantee. This portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s investor commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas (Central Indiana and Phoenix, Arizona, as well as markets adjacent to these area) unless other underwriting factors are present to help mitigate risk.

Construction: Construction loans are secured by real estate made to finance land development in preparation to erecting new structures or the on-site construction of industrial, commercial or residential. These loans are typically made for vacant land, as well as the acquisition and improvement of developed and undeveloped property. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value.
Single Tenant Lease Financing: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Unlike the owner-occupied and investor commercial real estate loan portfolios, these loans are financed for properties supporting the operations and activities of an individual business with strong creditworthiness and are typically nationally branded. Similar to the other loan portfolios, management monitors and evaluates these loans based on property financial performance, collateral value, and other risk grade criteria.

Residential Mortgage: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-4 family residences. The properties securing the Company's home equity portfolio are generally geographically diverse as the Company offers these products on a nationwide basis. Repayment of home equity loans and lines of credit may be impacted by changes in property values on residential properties and unemployment levels, among other economic conditions and financial circumstances in the market.
Other Consumer: These loans primarily consist of consumer loans and credit cards. Consumer loans may be secured by consumer assets such as horse trailers or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type.  The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on average historical losses, adjusted for current economic factors and portfolio trends. Management believes the historical loss experience methodology is appropriate in the current economic environment as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan underwriting processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, or classified loans as well as any changes in the value of underlying collateral.  Finally, the Company considers the effect of other external factors such as national, regional, and local economic and business conditions, as well as competitive, legal, and regulatory requirements. Loans that are considered to be impaired are evaluated to determine the need for a specific allowance by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

Provision for Loan Losses

A provision for estimated losses on loans is charged to operations based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectability may not be reasonably assured considers, among other factors, the estimated net realizable value of the underlying collateral, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral less costs to sell and allows existing methods for recognizing interest income.

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. A secured loan is generally charged down to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest.

The following tables present changes in the balance of the ALLL during the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	90	46	(43)	29	391	(194)	(4)	127	442
Losses charged off	—	—	—	—	—	(71)	—	(157)	(228)
Recoveries	—	—	—	—	—	268	—	96	364
Balance, end of period	$1,010	$391	$218	$359	$2,452	$988	$203	$757	$6,378

	Three Months Ended March 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426
Provision (credit) charged to expense	52	15	12	15	137	(40)	(26)	(18)	147
Losses charged off	—	—	—	—	—	(122)	—	(169)	(291)
Recoveries	—	—	—	—	—	13	—	93	106
Balance, end of period	$871	$305	$231	$292	$1,868	$859	$185	$777	$5,388

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015, and December 31, 2014:

	March 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$83,849	$38,536	$18,408	$26,847	$227,229	$214,852	$54,838	$97,041	$761,600
Ending balance: individually evaluated for impairment	—	—	83	—	—	1,058	—	151	1,292
Ending balance	$83,849	$38,536	$18,491	$26,847	$227,229	$215,910	$54,838	$97,192	$762,892
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,010	$391	$218	$359	$2,452	$988	$203	$738	$6,359
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	19	19
Ending balance	$1,010	$391	$218	$359	$2,452	$988	$203	$757	$6,378

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$77,232	$34,295	$21,982	$24,883	$192,608	$219,473	$58,434	$96,789	$725,696
Ending balance: individually evaluated for impairment	—	—	87	—	—	1,139	—	305	1,531
Ending balance	$77,232	$34,295	$22,069	$24,883	$192,608	$220,612	$58,434	$97,094	$727,227
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$920	$345	$261	$330	$2,061	$985	$207	$676	$5,785
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	15	15
Ending balance	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

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

Nonaccrual Loans

Any loan which becomes 90 days delinquent or has the full collection of principal and interest in doubt will be considered for nonaccrual status. At the time a loan is placed on nonaccrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on nonaccrual does not relieve the borrower of the obligation to repay interest. A loan placed on nonaccrual may be restored to accrual status when all delinquent principal and interest has been brought current and the Company expects full payment of the remaining contractual principal and interest.

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$83,849	$38,519	$16,921	$26,477	$227,229	$392,995
6 Special Mention	—	—	—	370	—	370
7 Substandard	—	17	1,570	—	—	1,587
8 Doubtful	—	—	—	—	—	—
Total	$83,849	$38,536	$18,491	$26,847	$227,229	$394,952

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$77,232	$34,278	$20,478	$24,504	$192,608	$349,100
6 Special Mention	—	—	—	379	—	379
7 Substandard	—	17	1,591	—	—	1,608
8 Doubtful	—	—	—	—	—	—
Total	$77,232	$34,295	$22,069	$24,883	$192,608	$351,087

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$83,849	$83,849	$—	$—
Owner-occupied commercial real estate	—	—	—	—	38,536	38,536	—	—
Investor commercial real estate	—	—	—	—	18,491	18,491	83	—
Construction	—	—	—	—	26,847	26,847	—	—
Single tenant lease financing	—	—	—	—	227,229	227,229	—	—
Residential mortgage	36	—	—	36	215,874	215,910	61	—
Home equity	—	—	—	—	54,838	54,838	—	—
Other consumer	76	45	52	173	97,019	97,192	102	—
Total	$112	$45	$52	$209	$762,683	$762,892	$246	$—

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$77,232	$77,232	$—	$—
Owner-occupied commercial real estate	—	—	—	—	34,295	34,295	—	—
Investor commercial real estate	—	—	—	—	22,069	22,069	87	—
Construction	—	—	—	—	24,883	24,883	—	—
Single tenant lease financing	—	—	—	—	192,608	192,608	—	—
Residential mortgage	161	—	57	218	220,394	220,612	25	57
Home equity	—	—	—	—	58,434	58,434	—	—
Other consumer	249	56	53	358	96,736	97,094	123	4
Total	$410	$56	$110	$576	$726,651	$727,227	$235	$61

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

The following table presents the Company’s impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Investor commercial real estate	$83	$83	$—	$87	$87	$—
Residential mortgage	1,058	1,065	—	1,139	1,146	—
Other consumer	112	211	—	268	338	—
Total	1,253	1,359	—	1,494	1,571	—
Loans with a specific valuation allowance
Other consumer	39	67	19	37	51	15
Total	39	67	19	37	51	15
Total impaired loans	$1,292	$1,426	$19	$1,531	$1,622	$15

The table below presents average balances and interest income recognized for impaired loans during the three month periods ended March 31, 2015 and March 31, 2014:

	March 31, 2015		March 31, 2014
	Three Months Ended		Three Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$85	$2	$1,052	$—
Residential mortgage	1,060	2	1,162	7
Other consumer	121	3	296	4
Total	1,266	7	2,510	11
Loans with a specific valuation allowance
Residential mortgage	—	—	26	—
Other consumer	53	1	78	—
Total	53	1	104	—
Total impaired loans	$1,319	$8	$2,614	$11

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

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modified is reviewed by the Company to identify whether a TDR has occurred when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to secure additional collateral and/or guarantees to support the debt, or a combination of the two.

Loans classified as new TDRs during the three months ended March 31, 2015 and 2014 are shown in the table below. The 2015 and 2014 modifications consisted solely of maturity date concessions.

	New TDRs During the Three Months Ended
	March 31, 2015			March 31, 2014
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Residential mortgage	1	$57	$57	$—	$—	$—
Other consumer	—	—	—	1	21	21
Total loans	1	$57	$57	1	$21	$21

There were no TDR loans which had payment defaults during the three months ended March 31, 2015 and 2014. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within twelve months of restructuring.

Note 5:        Premises and Equipment

Premises and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Land	$2,500	$2,500
Building and improvements	3,135	3,018
Furniture and equipment	5,380	5,277
Less: accumulated depreciation	(3,975)	(3,734)
	$7,040	$7,061

Note 6:        Goodwill

The change in the carrying amount of goodwill for the periods ended March 31, 2015 and December 31, 2014 were:

Balance as of January 1, 2014	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2014	4,687
Changes in goodwill during the period	—
Balance as of March 31, 2015	$4,687

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

The Company recorded $0.3 million and $0.1 million of share-based compensation expense for the three month periods ended March 31, 2015 and 2014, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2015, and activity for the three months ended March 31, 2015:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	—	$—	20,777	$25.09	—	$—
Granted	30,858	18.86	46,988	16.69	4	15.44
Vested	—	—	(30,332)	20.96	(4)	15.44
Forfeited	—	—	—	—	—	—
Nonvested at March 31, 2015	30,858	$18.86	37,433	$17.89	—	$—

At March 31, 2015, the total unrecognized compensation cost related to nonvested awards was $1.2 million, with a weighted-average expense recognition period of 2.5 years.

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

The following is an analysis of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2015:

Deferred Stock Rights
Outstanding, beginning of period	80,528
Granted	291
Exercised	—
Outstanding, end of period	80,819

All deferred stock rights granted during the 2015 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

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

Level 2 securities include U.S. Government-sponsored agencies, mortgage and asset-backed securities and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but also on the investment securities’ relationship to other benchmark quoted investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation.

Loans Held-for-Sale

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Forward Contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets, or benchmarked thereto (Level 1).

Interest Rate Lock Commitments

The fair values of interest rate lock commitments (“IRLCs”) are determined using the projected sale price of individual loans based on changes in market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$28,063	$—	$28,063	$—
Mortgage-backed securities	113,132	—	113,132	—
Asset-backed securities	19,457	—	19,457	—
Other securities	3,024	3,024	—	—
Total available-for-sale securities	163,676	3,024	160,652	—
Loans held-for-sale (mandatory pricing agreements)	26,771	—	26,771	—
Forward contracts	(402)	(402)	—	—
Interest rate lock commitments	913	—	—	913

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$13,552	$—	$13,552	$—
Mortgage-backed securities	117,048	—	117,048	—
Asset-backed securities	4,912	—	4,912	—
Other securities	2,006	2,006	—	—
Total available-for-sale securities	137,518	2,006	135,512	—
Loans held-for-sale (mandatory pricing agreements)	32,618	—	32,618	—
Forward contracts	(405)	(405)	—	—
Interest rate lock commitments	521	—	—	521

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, January 1, 2015	$—	$521
Total realized and unrealized gains (losses)
Included in net income	—	392
Included in other comprehensive income (loss)	—	—
Balance, March 31, 2015	$—	$913

Balance, January 1, 2014	$1,673	$79
Total realized and unrealized gains (losses)
Included in net income	—	91
Included in other comprehensive income (loss)	138	—
Balance, March 31, 2014	$1,811	$170

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2015 and December 31, 2014:

		March 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20	$—	$—	$20

December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$—	$—	$—	$—

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range
Collateral dependent impaired loans	$20	Fair value of collateral	Discount for type of property and current market conditions	30% - 70%
IRLCs	913	Discounted cash flow	Loan closing rates	45% - 97%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range
IRLCs	$521	Discounted cash flow	Loan closing rates	40% - 95%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value:

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Loans Held-for-Sale

The fair value of these loans approximates carrying value.

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

Deposits
The fair value of noninterest-bearing and interest-bearing demand deposits, savings and money market accounts approximates carrying value. The fair value of fixed maturity certificates of deposit and brokered deposits are estimated using rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank

The fair value of fixed rate advances is estimated using rates currently available for advances with similar remaining maturities. The carrying value of variable rate advances approximates fair value.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Subordinated Debt

The fair value of our subordinated debt is estimated using discounted cash flow analysis, based on current borrowing rates for similar types of debt instruments.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2015 and December 31, 2014.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2015 and December 31, 2014:

	March 31, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,572	$39,572	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	813	—	813	—
Loans receivable	767,682	—	—	766,823
Accrued interest receivable	3,040	3,040	—	—
Federal Home Loan Bank of Indianapolis stock	5,350	—	5,350	—
Deposits	821,169	406,268	—	417,021
Advances from Federal Home Loan Bank	106,921	—	106,943	—
Subordinated debt	2,894	—	3,079	—
Accrued interest payable	104	104	—	—

	December 31, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,289	$28,289	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,053	—	2,053	—
Loans receivable	732,426	—	—	733,538
Accrued interest receivable	2,833	2,833	—	—
Federal Home Loan Bank of Indianapolis stock	5,350	—	5,350	—
Deposits	758,598	383,847	—	377,067
Advances from Federal Home Loan Bank	106,897	—	107,743	—
Subordinated debt	2,873	—	3,094	—
Accrued interest payable	97	97	—	—

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

At March 31, 2015 and December 31, 2014, the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$38,643	$913	$29,967	$521

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$67,500	(402)	55,012	(405)

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2015 and 2014 were as follows:

	Amount of gain / (loss) recognized in the three months ended
	March 31, 2015	March 31, 2014
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$392	$91
Forward contracts	—	(195)

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$3	$—

Note 10:        Subordinated Debenture

On June 28, 2013, the Company entered into a subordinated debenture purchase agreement with a third party and issued a subordinated debenture in the principal amount of $3 million, which bears interest at a fixed annual rate of 8.00%, and is scheduled to mature on June 28, 2021; however, the Company can repay the debenture without premium or penalty at any time after June 28, 2016. The debenture qualifies for treatment as Tier 2 capital for regulatory capital purposes. The purchase agreement and the debenture contain customary subordination provisions and events of default; however, the right of the investor to accelerate the payment of the debenture is limited to bankruptcy or insolvency.

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

The Company used the Black-Scholes option pricing model to assign a fair value of $0.3 million to the warrant as of June 28, 2013. The following assumptions were used to value the warrant: a risk-free interest rate of 0.66% per the U.S. Treasury yield curve in effect at the date of issuance, an expected dividend yield of 1.19% calculated using the dividend rate and stock price at the date of the issuance, and an expected volatility of 34% based on the estimated volatility of the Company’s stock over the expected term of the warrant, which is estimated to be three years.

Note 11:     Accounting Developments

Accounting Standards Update (“ASU” or “Update”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (April 2015)

This Update is part of an initiative to reduce complexity in accounting standards (the “Simplification Initiative”) implemented by the Financial Accounting Standards Board. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments in this Update should be applied retrospectively to all periods presented, beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and condensed financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.
We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. In recent years, we have added commercial real estate (“CRE”) lending, including nationwide single tenant lease financing, and commercial and industrial (“C&I”) lending, including asset based lending and business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors.
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
.

Results of Operations

The following table contains a review of the Company's financial performance for the five most recent quarters.

	Three Months Ended
(dollars in thousands except for share and per share data)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Income Statement Summary:
Net interest income	$6,774	$6,375	$5,673	$5,373	$4,866
Provision (credit) for loan losses	442	387	(112)	(73)	147
Noninterest income	3,148	2,098	1,943	1,622	1,511
Noninterest expense	6,257	5,879	5,785	5,560	5,438
Income tax provision	1,160	742	661	531	192
Net income	$2,063	$1,465	$1,282	$977	$600
Per share and share information
Earnings per share - basic	$0.46	$0.33	$0.29	$0.22	$0.13
Earnings per share - diluted	0.46	0.32	0.28	0.22	0.13
Dividends declared per share	0.06	0.06	0.06	0.06	0.06
Book value per common share	22.16	21.80	21.35	21.25	20.60
Tangible book value per common share [1]	21.11	20.74	20.29	20.19	19.54
Common shares outstanding	4,484,513	4,439,575	4,439,575	4,449,619	4,449,619
Average common shares outstanding:
Basic	4,516,776	4,499,316	4,497,762	4,496,219	4,494,670
Diluted	4,523,246	4,514,505	4,511,291	4,504,302	4,501,705
Performance ratios
Return on average assets	0.84%	0.62%	0.59%	0.45%	0.30%
Return on average shareholders' equity	8.55%	6.07%	5.36%	4.23%	2.64%
Return on average tangible common equity [1]	8.98%	6.38%	5.64%	4.46%	2.79%
Net interest margin	2.84%	2.78%	2.68%	2.61%	2.51%
Capital ratios
Tangible common equity to tangible assets [1]	9.18%	9.54%	9.77%	10.41%	10.31%
Leverage ratio	9.52%	9.87%	10.52%	10.45%	10.88%
Common equity tier 1 capital ratio	11.99%	12.55%	13.22%	14.03%	15.14%
Tier 1 capital ratio	11.99%	12.55%	13.22%	14.03%	15.14%
Total risk-based capital ratio	13.18%	13.75%	14.45%	15.30%	16.57%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the first quarter 2015, net income was $2.1 million, or $0.46 per diluted share, compared to first quarter 2014 net income of $0.6 million, or $0.13 per diluted share. The increase in net income of $1.5 million, or 243.8%, was due to increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense. Return on average assets and return on average shareholders’ equity were 0.84% and 8.55%, respectively, for the first quarter 2015 compared to 0.30% and 2.64%, respectively, for the first quarter 2014.

Average Balance Sheets and Net Interest Income Analysis

For the periods presented, the following table provides the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The table does not reflect any effect of income taxes. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

Consolidated Average Balance Sheets and Net Interest Income Analysis

(dollars in thousands)	Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$780,302	4.36%	$745,561	4.23%	$537,620	4.62%
Securities - taxable	145,241	2.02%	129,692	1.88%	144,213	2.11%
Securities - non-taxable	—	0.00%	—	0.00%	7,241	3.25%
Other earning assets	41,643	0.73%	34,242	0.59%	97,432	0.40%
Total interest-earning assets	967,186	3.85%	909,495	3.76%	786,506	3.63%

Allowance for loan losses	(5,883)		(5,535)		(5,450)
Noninterest earning-assets	34,548		34,725		37,954
Total assets	$995,851		$938,685		$819,010

Liabilities
Interest-bearing liabilities
Regular savings accounts	$22,099	0.59%	$19,545	0.59%	$18,541	0.61%
Interest-bearing demand deposits	75,405	0.55%	68,968	0.55%	70,347	0.55%
Money market accounts	274,312	0.73%	274,015	0.73%	262,982	0.73%
Certificates and brokered deposits	390,101	1.38%	363,212	1.41%	328,092	1.56%
Total interest-bearing deposits	761,917	1.04%	725,740	1.05%	679,962	1.11%
Other borrowed funds	109,787	1.70%	91,700	1.45%	25,156	4.95%
Total interest-bearing liabilities	871,704	1.12%	817,440	1.09%	705,118	1.25%
Noninterest-bearing deposits	22,265		21,118		18,159
Other noninterest-bearing liabilities	4,038		4,295		3,679
Total liabilities	898,007		842,853		726,956

Shareholders' equity	97,844		95,832		92,054
Total liabilities and shareholders' equity	$995,851		$938,685		$819,010

Interest rate spread [1]		2.73%		2.67%		2.38%
Net interest margin [2]		2.84%		2.78%		2.51%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total interest-earning assets

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Rate/Volume Analysis of Net Interest Income Three Months Ended March 31, 2015 vs. December 31, 2014 Due to Changes in			Rate/Volume Analysis of Net Interest Income Three Months Ended March 31, 2015 vs. March 2014 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$261	$172	$433	$4,496	$(2,235)	$2,261
Securities – taxable	66	41	107	34	(62)	(28)
Securities – non-taxable	—	—	—	(58)	—	(58)
Other earning assets	11	13	24	(272)	251	(21)
Total	338	226	564	4,200	(2,046)	2,154

Interest expense
Interest-bearing deposits	156	(116)	40	686	(593)	93
Other borrowed funds	67	58	125	1,497	(1,344)	153
Total	223	(58)	165	2,183	(1,937)	246

Increase (decrease) in net interest income	$115	$284	$399	$2,017	$(109)	$1,908

Net interest income for the first quarter 2015 was $6.8 million, increasing $1.9 million, or 39.2%, compared to first quarter 2014 net interest income of $4.9 million. Net interest margin was 2.84% for the first quarter 2015 compared to 2.51% for the first quarter 2014. The increases in net interest income and net interest margin were primarily driven by an increase of $180.7 million, or 23.0%, in the balance of average interest-earning assets for the first quarter 2015 compared to the first quarter 2014 as well as changes in the composition of the Company’s balance sheet which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the first quarter 2015, as compared to the first quarter 2014, was the result of a $2.2 million, or 30.6%, increase in total interest income to $9.2 million for the first quarter 2015 from $7.0 million for the first quarter 2014. The increase in total interest income was partially offset by a $0.2 million, or 11.4%, increase in total interest expense to $2.4 million for the first quarter 2015 from $2.2 million for the first quarter 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $242.7 million, or 45.1%, in the average balance of loans, including loans held-for-sale, for the first quarter 2015 compared to the first quarter 2014. This was partially offset by a decline in interest income earned on investment securities resulting from a decrease in both the average balance of securities, which declined $6.2 million, or 4.1%, and the yield earned on investment securities, which declined 14 bps, for the first quarter 2015 compared to the first quarter 2014.

The increase in total interest expense was driven primarily by an increase in interest expense related to other borrowed funds as a result of a $84.6 million, or 336.4%, increase in the average balance of other borrowed funds for the first quarter 2015 compared to first quarter 2014, partially offset by a decline of 325 bps in the cost of funds related to these borrowings. Interest expense related to interest-bearing deposits also contributed to the increase in total interest expense due to an $82.0 million, or 12.1%, increase in average interest-bearing deposits for the first quarter 2015 compared to the first quarter 2014, partially offset by a decline of 7 bps in the cost of interest-bearing deposits.

Noninterest Income

The following table presents noninterest income for the three months ended March 31, 2015 and for the prior four quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Service charges and fees	$176	$174	$179	$187	$167
Mortgage banking activities	2,886	1,842	1,638	1,229	900
Gain on sale of securities	—	—	54	125	359
Loss on asset disposals	(14)	(19)	(28)	(18)	(13)
Other	100	101	100	99	98
Total noninterest income	$3,148	$2,098	$1,943	$1,622	$1,511

During the first quarter 2015, noninterest income totaled $3.1 million, representing an increase of $1.6 million, or 108.3%, compared to $1.5 million for the the first quarter 2014. The increase in noninterest income was driven by an increase of $2.0 million, or 220.7%, in mortgage banking revenue resulting from an improvement in gain on sale margin and higher origination volumes. The increase in mortgage banking revenue was partially offset by a $0.4 million decline in gains related to the sales of securities.

Noninterest Expense

The following table presents noninterest expense for the three months ended March 31, 2015 and for the prior four quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Salaries and employee benefits	$3,578	$3,129	$3,265	$2,948	$3,007
Marketing, advertising and promotion	452	307	381	387	380
Consulting and professional fees	592	595	409	465	433
Data processing	248	277	244	239	234
Loan expenses	181	168	208	136	114
Premises and equipment	642	733	741	761	701
Deposit insurance premium	150	154	155	138	144
Other	414	516	382	486	425
Total noninterest expense	$6,257	$5,879	$5,785	$5,560	$5,438

Noninterest expense for the first quarter 2015 was $6.3 million, compared to $5.4 million for the first quarter 2014. The increase of $0.9 million, or 15.1%, compared to March 31, 2014 was due to an increase of $0.6 million in salaries and employee benefits and an increase of $0.2 million in consulting and professional fees. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth and higher equity compensation expense. The increase in consulting and professional fees was due primarily to an increase in legal and consulting expenses associated with the Company's expansion over the last twelve months.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total assets	$1,035,677	$970,503	$926,883	$868,107	$848,119
Loans receivable	767,682	732,426	695,929	631,678	532,249
Securities available-for-sale	163,676	137,518	128,203	159,528	204,869
Loans held-for-sale	27,584	34,671	27,547	21,466	17,273
Noninterest-bearing deposits	19,178	21,790	20,359	19,065	17,047
Interest-bearing deposits	801,991	736,808	717,611	725,108	710,605
Total deposits	821,169	758,598	737,970	744,173	727,652
Shareholders' equity	99,362	96,785	94,774	94,534	91,644

Total assets were $1.0 billion at March 31, 2015, compared to $970.5 million at December 31, 2014, representing an increase of $65.2 million, or 6.7%. The increase in total assets was due to increases of $35.3 million, or 4.8%, in loans receivable, $26.2 million, or 19.0%, in securities available-for-sale, and $11.8 million, or 44.6%, in interest-bearing cash balances, offset partially by a decline of $7.1 million, or 20.4%, in loans held-for-sale.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company's loan portfolio for the last five quarters.

(dollars in thousands)	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
Commercial loans
Commercial and industrial	$83,849	11.0%	$77,232	10.6%	$72,099	10.4%	$71,997	11.5%	$63,373	12.0%
Owner-occupied commercial real estate	38,536	5.1%	34,295	4.7%	31,637	4.6%	26,629	4.2%	24,976	4.7%
Investor commercial real estate	18,491	2.4%	22,069	3.0%	20,567	3.0%	18,467	3.0%	26,219	5.0%
Construction	26,847	3.5%	24,883	3.4%	17,936	2.6%	24,371	3.9%	22,460	4.2%
Single tenant lease financing	227,229	29.8%	192,608	26.6%	165,738	24.0%	143,547	22.9%	105,847	20.1%
Total commercial loans	394,952	51.8%	351,087	48.3%	307,977	44.6%	285,011	45.5%	242,875	46.0%
Consumer loans
Residential mortgage	215,910	28.3%	220,612	30.3%	220,499	31.9%	175,114	27.9%	143,355	27.2%
Home equity	54,838	7.2%	58,434	8.0%	61,799	9.0%	63,725	10.2%	36,676	7.0%
Other consumer	97,192	12.7%	97,094	13.4%	100,074	14.5%	102,843	16.4%	104,694	19.8%
Total consumer loans	367,940	48.2%	376,140	51.7%	382,372	55.4%	341,682	54.5%	284,725	54.0%
Deferred loan origination costs and premiums and discounts on purchased loans	4,790		5,199		5,580		4,985		4,649
Total loans receivable	767,682		732,426		695,929		631,678		532,249
Allowance for loan losses	(6,378)		(5,800)		(5,464)		(5,140)		(5,388)
Net loans receivable	$761,304		$726,626		$690,465		$626,538		$526,861

Total loans receivable as of March 31, 2015 were $767.7 million, increasing $35.3 million, or 4.8%, compared to $732.4 million as of December 31, 2014. Total commercial loans increased $43.9 million, or 12.5%, as of March 31, 2015 as compared to December 31, 2014 due to increases of $34.6 million, or 18.0%, in single tenant lease financing, $6.6 million, or 8.6%, in commercial and industrial, and $4.2 million, or 12.4%, in owner-occupied commercial real estate. These increases were partially offset by a decline of $3.6 million, or 16.2%, in investor commercial real estate.

Total consumer loans declined $8.2 million, or 2.2%, as of March 31, 2015 as compared to December 31, 2014 due primarily to decreases of $4.7 million, or 2.1%, in residential mortgages and $3.6 million, or 6.2%, in home equity loans.

Asset Quality and Allowance for Loan Losses

(dollars in thousands)
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Nonaccrual loans
Commercial loans:
Investor commercial real estate	$83	$87	$89	$1,048	$1,051
Total commercial loans	83	87	89	1,048	1,051
Consumer loans:
Residential mortgage	61	25	57	26	137
Other consumer	102	123	153	86	141
Total consumer loans	163	148	210	112	278
Total nonaccrual loans	246	235	299	1,160	1,329

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	57	96	—	—
Other consumer	—	4	5	17	23
Total consumer loans	—	61	101	17	23
Total past due 90 days and accruing loans	—	61	101	17	23

Total nonperforming loans	246	296	400	1,177	1,352

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,371	4,283
Residential mortgage	—	—	57	293	368
Total other real estate owned	4,488	4,488	4,545	4,664	4,651

Other nonperforming assets	84	82	122	120	909

Total nonperforming assets	$4,818	$4,866	$5,067	$5,961	$6,912

Total nonperforming loans to total loans receivable	0.03%	0.04%	0.06%	0.19%	0.26%
Total nonperforming assets to total assets	0.47%	0.50%	0.55%	0.69%	0.81%

Troubled Debt Restructurings

(dollars in thousands)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Troubled debt restructurings – nonaccrual	$5	$5	$25	$26	$26
Troubled debt restructurings – performing	1,164	1,125	1,154	1,189	1,229
Total troubled debt restructurings	$1,169	$1,130	$1,179	$1,215	$1,255

Total nonperforming loans declined $0.1 million, or 16.9%, to $0.2 million as of March 31, 2015 compared to $0.3 million as of December 31, 2014. Total nonperforming assets declined less than $0.1 million, or 1.0%, to $4.8 million as of March 31, 2015 compared to $4.9 million as of December 31, 2014. The decreases in nonperforming loans and nonperforming assets were due primarily to a decline in loans 90 days past due and accruing. As a result, the ratio of nonperforming loans to total loans receivable improved to 0.03% as of March 31, 2015 compared to 0.04% as of December 31, 2014 and the ratio of nonperforming assets to total assets improved to 0.47% as of March 31, 2015 compared to 0.50% as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

The allowance for loan losses was $6.4 million as of March 31, 2015 compared to $5.8 million as of December 31, 2014. The increase of $0.6 million, or 10.0%, was due primarily to the continued growth in commercial loan balances. The allowance for loan losses as a percentage of total loans receivable increased to 0.83% as of March 31, 2015 compared to 0.79% as of December 31, 2014, and as a percentage of nonperforming loans increased to 2,592.7% as of March 31, 2015 compared to 1,959.5% as of December 31, 2014.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets which consist of impaired investment securities and repossessed assets. Impaired investment securities were sold during the second quarter 2014.

Investment Securities

The following table presents the book value and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$28,238	$13,680	$16,049	$20,204	$56,821
Mortgage-backed securities	112,401	117,134	111,524	137,189	146,087
Asset-backed securities	19,428	4,913	—	—	—
Other securities	3,000	2,000	2,000	2,000	5,014
Total securities available-for-sale	$163,067	$137,727	$129,573	$159,393	$207,922

Approximate Fair Value	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$28,063	$13,552	$15,725	$19,928	$55,874
Mortgage-backed securities	113,132	117,048	110,489	137,605	145,215
Asset-backed securities	19,457	4,912	—	—	—
Other securities	3,024	2,006	1,989	1,995	3,780
Total securities available-for-sale	$163,676	$137,518	$128,203	$159,528	$204,869

The approximate fair value of investment securities available-for-sale increased $26.2 million, or 19.0%, to $163.7 million as of March 31, 2015 compared to $137.5 million as of December 31, 2014. The increase was due primarily to increases of $14.5 million in U.S. Government-sponsored agency securities and $14.5 million in asset-backed securities. During the first quarter 2015, the Company deployed funds generated through deposit growth to purchase securities in order to enhance net interest income while supporting liquidity and interest rate risk management.

Deposits

The following table presents the composition of the Company's deposit base for the last five quarters.

(dollars in thousands)	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
Regular savings accounts	$23,367	2.8%	$20,776	2.7%	$17,503	2.4%	$16,861	2.3%	$21,790	3.0%
Noninterest-bearing deposits	19,178	2.3%	21,790	2.9%	20,359	2.8%	19,065	2.6%	17,047	2.3%
Interest-bearing demand deposits	82,982	10.1%	74,238	9.8%	71,762	9.7%	73,843	9.9%	76,447	10.5%
Money market accounts	280,740	34.2%	267,046	35.2%	275,901	37.4%	267,854	36.0%	271,698	37.3%
Certificates of deposit	401,347	48.9%	361,202	47.6%	334,636	45.3%	348,752	46.9%	322,883	44.4%
Brokered deposits	13,555	1.7%	13,546	1.8%	17,809	2.4%	17,798	2.3%	17,787	2.5%
Total	$821,169	100.0%	$758,598	100.0%	$737,970	100.0%	$744,173	100.0%	$727,652	100.0%

Total deposits increased $62.6 million, or 8.2%, to $821.2 million as of March 31, 2015 as compared to $758.6 million as of December 31, 2014. This increase was due primarily to increases of $40.1 million, or 11.1%, in certificates of deposit, $13.7 million, or 5.1%, in money market accounts, and $8.7 million, or 11.8%, in interest-bearing demand deposits.

Capital

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0% upon full implementation); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5% upon full implementation); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following table presents actual and required capital ratios as of March 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

(dollars in thousands)	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2015:
Common Equity Tier 1 to risk-weighted assets
Consolidated	$94,282	11.99%	$35,391	4.50%	$55,053	7.00%	N/A	N/A
Bank	86,068	10.98%	35,281	4.50%	54,881	7.00%	50,961	6.50%

Tier 1 capital to risk-weighted assets
Consolidated	94,282	11.99%	47,188	6.00%	66,850	8.50%	N/A	N/A
Bank	86,068	10.98%	47,041	6.00%	66,641	8.50%	62,721	8.00%

Total capital to risk-weighted assets
Consolidated	103,671	13.18%	62,917	8.00%	82,579	10.50%	N/A	N/A
Bank	92,457	11.79%	62,721	8.00%	82,322	10.50%	78,402	10.00%

Leverage ratio
Consolidated	94,282	9.52%	39,624	4.00%	39,624	4.00%	N/A	N/A
Bank	86,068	8.71%	39,538	4.00%	39,538	4.00%	49,422	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rules then in effect.

(dollars in thousands)	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Actions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Tier 1 capital to risk-weighted assets
Consolidated	$92,233	12.55%	$29,388	4.00%	N/A	N/A
Bank	83,377	11.38%	29,300	4.00%	43,950	6.00%
Total capital to risk-weighted assets
Consolidated	101,033	13.75%	58,777	8.00%	N/A	N/A
Bank	89,177	12.17%	58,600	8.00%	73,250	10.00%
Leverage ratio
Consolidated	92,233	9.87%	37,381	4.00%	N/A	N/A
Bank	83,377	8.94%	37,303	4.00%	46,629	5.00%

Shareholders' Dividends

The Company’s Board of Directors declared a cash dividend for the first quarter 2015 of $0.06 per share of common stock payable April 15, 2015 to shareholders of record on March 31, 2015. Subsequent to March 31, 2015, the Company's Board of Directors also declared a cash dividend for the second quarter 2015 of $0.06 per share of common stock payable July 15, 2015 to shareholders of record on June 30, 2015. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of any future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints, and other factors.

Capital Resources

We believe our capital resources are sufficient to meet our current and expected needs, including any cash dividends we may pay. However, we may require additional capital resources to accommodate continued growth.

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Our liquidity, represented by cash and investment securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competition. Therefore, we supplement deposit growth and enhance interest rate risk management through borrowings, which are generally advances from the Federal Home Loan Bank.

We maintain cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet our financial commitments. At March 31, 2015, on a consolidated basis, the Company had $205.2 million in cash, interest-bearing time deposits and investment securities available-for-sale and $27.6 million in loans held-for-sale that were generally available for our cash needs. We can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2015, the Bank had the ability to borrow an additional $167.7 million in advances from the Federal Home Loan Bank and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, many of which are paid to the Bank, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2015, the Company, on an unconsolidated basis, had $9.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

We use our sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2015, approved outstanding loan commitments, including unused lines of credit, amounted to $114.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $238.8 million. Generally, we believe that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

The Management's Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although we believe these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters.

(dollars in thousands, except share data)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total equity - GAAP	$99,362	$96,785	$94,774	$94,534	$91,644
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$94,675	$92,098	$90,087	$89,847	$86,957

Total assets - GAAP	$1,035,677	$970,503	$926,883	$868,107	$848,119
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,030,990	$965,816	$922,196	$863,420	$843,432

Total common shares outstanding	4,484,513	4,439,575	4,439,575	4,449,619	4,449,619

Book value per common share	$22.16	$21.80	$21.35	$21.25	$20.60
Effect of goodwill	(1.05)	(1.06)	(1.06)	(1.06)	(1.06)
Tangible book value per common share	$21.11	$20.74	$20.29	$20.19	$19.54

Total shareholders’ equity to assets ratio	9.59%	9.97%	10.23%	10.89%	10.81%
Effect of goodwill	(0.41)	(0.43)	(0.46)	(0.48)	(0.50)
Tangible common equity to tangible assets ratio	9.18%	9.54%	9.77%	10.41%	10.31%

Total average equity - GAAP	$97,844	$95,832	$94,840	$92,641	$92,054
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$93,157	$91,145	$90,153	$87,954	$87,367

Return on average shareholders' equity	8.55%	6.07%	5.36%	4.23%	2.64%
Effect of goodwill	0.43%	0.31%	0.28%	0.23%	0.15%
Return on average tangible common equity	8.98%	6.38%	5.64%	4.46%	2.79%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Future Accounting Pronouncement

Refer to Note 11 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2015 and December 31, 2014, we had commitments to sell residential real estate loans of $67.5 million and $55.1 million, respectively. These contracts mature in less than one year. We do not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for the Company is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity resulting from changes in market interest rates and arises in the normal course of business to the extent that there are timing and volume differences between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.
We monitor the Company's interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process. We continually review and refine the assumptions used in our interest rate risk modeling.
Presented below is the estimated impact on the Company's NII and EVE position as of March 31, 2015, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(3.87)%	1.30%	1.86%
EVE	(3.85)%	0.36%	0.18%
1 Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.
Our objective is to manage the balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy. A “risk-neutral” position refers to the absence of a strong bias toward either asset or liability sensitivity.  An “asset sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher net interest income when interest rates, primarily short-term rates, increase as rates earned on interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on interest-bearing liabilities would reprice.  A “liability sensitive” position refers to when the characteristics of the balance sheet are expected to generate lower net interest income when short-term interest rates increase as rates paid on interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on interest-earning assets.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 to January 31, 2015	—	—
February 1 to February 28, 2015	—	—
March 1 to March 31, 2015	2,050	$18.57
Total	2,050	$18.57

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
10.1	2015 Senior Executive Cash Incentive Plan
10.2	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 5/7/2015	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 5/7/2015	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)	Incorporated by Reference
10.1	2015 Senior Executive Cash Incentive Plan	Filed Electronically
10.2	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically