Form 10-Q
period 2015-06-30
First Internet Bancorp
filed 2015-08-05
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period June 30, 2015
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

As of August 3, 2015, the registrant had 4,484,513 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance, or business of First Internet Bancorp (“we,” “our,” “us” or the “Company”). Forward-looking statements are generally identifiable by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” or other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made, and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements. Factors that may cause such differences include: failures of or interruptions in the communications and information systems on which we rely to conduct our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios; competition with national, regional, and community financial institutions; the loss of any key members of senior management; fluctuations in interest rates; general economic conditions; and risks relating to the regulation of financial institutions. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the Securities and Exchange Commission (“SEC”). All statements in this Quarterly Report on Form 10-Q, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$1,713	$1,940
Interest-bearing demand deposits	28,889	26,349
Total cash and cash equivalents	30,602	28,289
Interest-bearing time deposits	1,250	2,000
Securities available-for-sale, at fair value (amortized cost of $192,697 and $137,727, respectively)	190,767	137,518
Loans held-for-sale (includes $28,494 and $32,618 at fair value, respectively)	29,872	34,671
Loans receivable	814,243	732,426
Allowance for loan losses	(7,073)	(5,800)
Net loans receivable	807,170	726,626
Accrued interest receivable	3,550	2,833
Federal Home Loan Bank of Indianapolis stock	6,946	5,350
Cash surrender value of bank-owned life insurance	12,524	12,325
Premises and equipment, net	8,120	7,061
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	4,669	4,655
Total assets	$1,104,645	$970,503
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$20,994	$21,790
Interest-bearing deposits	835,509	736,808
Total deposits	856,503	758,598
Advances from Federal Home Loan Bank	140,935	106,897
Subordinated debt	2,915	2,873
Accrued interest payable	108	97
Accrued expenses and other liabilities	4,276	5,253
Total liabilities	1,004,737	873,718
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,484,513 and 4,439,575 shares issued and outstanding, respectively	72,218	71,774
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	28,928	25,146
Accumulated other comprehensive loss	(1,238)	(135)
Total shareholders’ equity	99,908	96,785
Total liabilities and shareholders’ equity	$1,104,645	$970,503
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans	$9,043	$6,571	$17,433	$12,700
Securities – taxable	945	987	1,667	1,736
Securities – non-taxable	59	—	59	58
Other earning assets	83	54	158	151
Total interest income	10,130	7,612	19,317	14,645
Interest Expense
Deposits	2,137	1,922	4,090	3,782
Other borrowed funds	421	317	881	624
Total interest expense	2,558	2,239	4,971	4,406
Net Interest Income	7,572	5,373	14,346	10,239
Provision (Credit) for Loan Losses	304	(73)	746	74
Net Interest Income After Provision (Credit) for Loan Losses	7,268	5,446	13,600	10,165
Noninterest Income
Service charges and fees	193	187	369	354
Mortgage banking activities	2,214	1,229	5,100	2,129
Gain on sale of securities	—	125	—	484
Loss on asset disposals	(33)	(18)	(47)	(31)
Other	102	99	202	197
Total noninterest income	2,476	1,622	5,624	3,133
Noninterest Expense
Salaries and employee benefits	3,787	2,948	7,365	5,955
Marketing, advertising, and promotion	334	387	786	767
Consulting and professional services	564	465	1,156	898
Data processing	233	239	481	473
Loan expenses	181	136	362	250
Premises and equipment	691	761	1,333	1,462
Deposit insurance premium	160	138	310	282
Other	377	486	791	911
Total noninterest expense	6,327	5,560	12,584	10,998
Income Before Income Taxes	3,417	1,508	6,640	2,300
Income Tax Provision	1,152	531	2,312	723
Net Income	$2,265	$977	$4,328	$1,577
Income Per Share of Common Stock
Basic	$0.50	$0.22	$0.96	$0.35
Diluted	$0.50	$0.22	$0.95	$0.35
Weighted-Average Number of Common Shares Outstanding
Basic	4,529,823	4,496,219	4,523,336	4,495,449
Diluted	4,550,034	4,504,302	4,536,736	4,503,010
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,265	$977	$4,328	$1,577
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale	(2,539)	2,625	(1,721)	3,550
Reclassification adjustment for gains realized	—	(125)	—	(484)
Net unrealized holding gains on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	688	—	751
Other comprehensive income (loss) before income tax	(2,539)	3,188	(1,721)	3,817
Income tax provision (benefit)	(909)	1,134	(618)	1,358
Other comprehensive income (loss)	(1,630)	2,054	(1,103)	2,459
Comprehensive income	$635	$3,031	$3,225	$4,036

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2015
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2015	$71,774	$(135)	$25,146	$96,785
Net income	—	—	4,328	4,328
Other comprehensive loss	—	(1,103)	—	(1,103)
Dividends declared ($0.12 per share)	—	—	(546)	(546)
Recognition of the fair value of share-based compensation	458	—	—	458
Deferred stock rights issued in lieu of cash dividends payable on outstanding deferred stock rights	10	—	—	10
Excess tax benefit on share-based compensation	14	—	—	14
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, June 30, 2015	$72,218	$(1,238)	$28,928	$99,908

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$4,328	$1,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	922	1,004
Increase in cash surrender value of bank-owned life insurance	(199)	(193)
Provision for loan losses	746	74
Share-based compensation expense	458	252
Gain from sale of available-for-sale securities	—	(484)
Loans originated for sale	(277,913)	(161,992)
Proceeds from sale of loans	287,065	171,434
Gain on loans sold	(4,845)	(1,908)
Decrease (increase) in fair value of loans held-for-sale	492	(390)
(Gain) loss on derivatives	(747)	169
Loss on disposition of assets	47	31
Net change in accrued income and other assets	203	1,446
Net change in accrued expenses and other liabilities	(563)	658
Net cash provided by operating activities	9,994	11,678
Investing Activities
Net change in loans	(81,290)	(73,596)
Net change in interest bearing deposits	750	500
Maturities of securities available-for-sale	10,515	8,946
Proceeds from sale of securities available-for-sale	—	113,587
Purchase of securities available-for-sale	(65,821)	(96,803)
Purchase of Federal Home Loan Bank of Indianapolis stock	(1,596)	—
Purchase of premises and equipment	(1,586)	(557)
Loans purchased	—	(57,217)
Net cash used in investing activities	(139,028)	(105,140)
Financing Activities
Net increase in deposits	97,905	71,078
Cash dividends paid	(534)	(529)
Proceeds from advances from Federal Home Loan Bank	180,000	30,000
Repayment of advances from Federal Home Loan Bank	(146,000)	(40,000)
Other, net	(24)	(133)
Net cash provided by financing activities	131,347	60,416
Net Increase (Decrease) in Cash and Cash Equivalents	2,313	(33,046)
Cash and Cash Equivalents, Beginning of Period	28,289	53,690
Cash and Cash Equivalents, End of Period	$30,602	$20,644
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$4,960	$4,412
Cash paid during the period for taxes	1,070	—
Cash dividends declared, not paid	267	265
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015 or any other period. The June 30, 2015 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share
Net income available to common shareholders	$2,265	$977	$4,328	$1,577
Weighted-average common shares	4,529,823	4,496,219	4,523,336	4,495,449
Basic earnings per common share	$0.50	$0.22	$0.96	$0.35
Diluted earnings per share
Net income applicable to diluted earnings per share	$2,265	$977	$4,328	$1,577
Weighted-average common shares	4,529,823	4,496,219	4,523,336	4,495,449
Dilutive effect of warrants	7,006	4,835	3,522	5,838
Dilutive effect of equity compensation	13,205	3,248	9,878	1,723
Weighted-average common and incremental shares	4,550,034	4,504,302	4,536,736	4,503,010
Diluted earnings per common share	$0.50	$0.22	$0.95	$0.35
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$27,993	$127	$(548)	$27,572
Municipal securities	15,219	—	(440)	14,779
Mortgage-backed securities	107,055	192	(573)	106,674
Asset-backed securities	19,430	23	(1)	19,452
Corporate securities	20,000	—	(695)	19,305
Other securities	3,000	—	(15)	2,985
Total available-for-sale	$192,697	$342	$(2,272)	$190,767

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$13,680	$129	$(257)	$13,552
Mortgage-backed securities	117,134	282	(368)	117,048
Asset-backed securities	4,913	—	(1)	4,912
Other securities	2,000	6	—	2,006
Total available-for-sale	$137,727	$417	$(626)	$137,518

The carrying value of securities at June 30, 2015 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	22,848	22,352
After ten years	40,364	39,304
	63,212	61,656
Mortgage-backed securities	107,055	106,674
Asset-backed securities	19,430	19,452
Other securities	3,000	2,985
Total	$192,697	$190,767

Gross realized gains of $0 and $0.9 million, and gross losses of $0 and $0.8 million, resulting from sales of available-for-sale securities were recognized during the three months ended June 30, 2015 and 2014, respectively. Gross realized gains of $0 and $2.3 million, and gross losses of $0 and $1.8 million, resulting from sales of available-for-sale securities were recognized during the six months ended June 30, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2015 and December 31, 2014 was $139.9 million and $86.9 million, which is approximately 73% and 63%, respectively, of the Company’s available-for-sale securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the security will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the securities portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$10,425	$(307)	$8,364	$(241)	$18,789	$(548)
Municipal securities	14,779	(440)	—	—	14,779	(440)
Mortgage-backed securities	59,028	(218)	19,945	(355)	78,973	(573)
Asset-backed securities	5,080	(1)	—	—	5,080	(1)
Corporate securities	19,305	(695)	—	—	19,305	(695)
Other securities	2,985	(15)	—	—	2,985	(15)
Total	$111,602	$(1,676)	$28,309	$(596)	$139,911	$(2,272)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$801	$(10)	$8,719	$(247)	$9,520	$(257)
Mortgage-backed securities	51,204	(57)	21,237	(311)	72,441	(368)
Asset-backed securities	4,912	(1)	—	—	4,912	(1)
Total	$56,917	$(68)	$29,956	$(558)	$86,873	$(626)

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by interest rate changes. The balance consists of one investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors, but are not considered other-than-temporarily impaired.

The following tables provide information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss. The Company did not own any OTTI securities during the three or six months ended June 30, 2015.

Accumulated Credit Losses
Credit losses on debt securities held
April 1, 2014	$1,150
Realized losses related to OTTI	(1,106)
Recoveries related to OTTI	(44)
June 30, 2014	$—

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
June 30, 2014	$—

There were no amounts reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2015. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and six months ended June 30, 2014, were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended June 30, 2014	Affected Line Item in the Statements of Income
Unrealized gains and losses on securities available for sale
Gain realized in earnings	$125	Gain on sale of securities
Total reclassified amount before tax	125	Income Before Income Taxes
Tax expense	39	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$86	Net Income

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2014	Affected Line Item in the Statements of Income
Unrealized gains and losses on securities available for sale
Gain realized in earnings	$484	Gain on sale of securities
Total reclassified amount before tax	484	Income Before Income Taxes
Tax expense	165	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$319	Net Income

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

Categories of loans include:

	June 30, 2015	December 31, 2014
Commercial loans
Commercial and industrial	$89,316	$77,232
Owner-occupied commercial real estate	39,405	34,295
Investor commercial real estate	20,163	22,069
Construction	20,155	24,883
Single tenant lease financing	279,891	192,608
Total commercial loans	448,930	351,087
Consumer loans
Residential mortgage	207,703	220,612
Home equity	49,662	58,434
Other consumer	103,157	97,094
Total consumer loans	360,522	376,140
Total commercial and consumer loans	809,452	727,227
Deferred loan origination costs and premiums and discounts on purchased loans	4,791	5,199
Total loans receivable	814,243	732,426
Allowance for loan losses	(7,073)	(5,800)
Net loans receivable	$807,170	$726,626

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ source of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee.

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio is diverse in terms of geographic location and often times are secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. These loans may also incorporate a personal guarantee. This portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s investor commercial real estate portfolio are diverse in terms of property type and geographic location. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas (Central Indiana and Phoenix, Arizona, as well as markets adjacent to these areas) unless other underwriting factors are present to help mitigate risk.

Construction: Construction loans are secured by real estate and are made to finance land development in preparation to erecting new structures or the on-site construction of industrial, commercial or residential. These loans are typically made for vacant land, as well as the acquisition and improvement of developed and undeveloped property. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value.
Single Tenant Lease Financing: These loans are secured by real estate and are made to finance long term lease arrangements related to single tenant properties that are generally occupied by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolios, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

Residential Mortgage: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
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
Allowance for Loan Losses Methodology

Company policy is designed to ensure that an adequate allowance for loan losses (“ALLL”) is maintained. The portfolio is segmented by loan type, and the required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on average historical losses, adjusted for current economic factors and portfolio trends. Management believes the historical loss experience methodology is appropriate in the current economic environment as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan underwriting processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, or classified loans as well as any changes in the value of underlying collateral.  Finally, the Company considers the effect of other external factors such as national, regional, and local economic and business conditions, as well as competitive, legal, and regulatory requirements. Loans that are considered to be impaired are evaluated to determine the need for a specific allowance by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less cost to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting.

Provision for Loan Losses

A provision for estimated losses on loans is charged to earnings based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectability may not be reasonably assured considers, among other factors, the estimated net realizable value of the underlying collateral, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

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

The following tables present changes in the balance of the ALLL during the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,010	$391	$218	$359	$2,452	$988	$203	$757	$6,378
Provision (credit) charged to expense	191	48	(457)	(132)	641	42	(46)	17	304
Losses charged off	—	—	—	—	—	(100)	—	(132)	(232)
Recoveries	—	—	500	—	—	3	—	120	623
Balance, end of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073

	Six Months Ended June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	281	94	(500)	(103)	1,032	(152)	(50)	144	746
Losses charged off	—	—	—	—	—	(171)	—	(289)	(460)
Recoveries	—	—	500	—	—	271	—	216	987
Balance, end of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073

	Three Months Ended June 30, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$871	$305	$231	$292	$1,868	$859	$185	$777	$5,388
Provision (credit) charged to expense	(136)	(34)	(27)	(33)	(208)	211	28	126	(73)
Losses charged off	—	—	—	—	—	(89)	—	(166)	(255)
Recoveries	—	—	1	—	—	9	—	70	80
Balance, end of period	$735	$271	$205	$259	$1,660	$990	$213	$807	$5,140

	Six Months Ended June 30, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426
Provision (credit) charged to expense	(84)	(19)	(15)	(18)	(71)	171	2	108	74
Losses charged off	—	—	—	—	—	(211)	—	(335)	(546)
Recoveries	—	—	1	—	—	22	—	163	186
Balance, end of period	$735	$271	$205	$259	$1,660	$990	$213	$807	$5,140

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015, and December 31, 2014.

	June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$89,316	$39,405	$20,163	$20,155	$279,891	$206,534	$49,662	$102,987	$808,113
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,169	—	170	1,339
Ending balance	$89,316	$39,405	$20,163	$20,155	$279,891	$207,703	$49,662	$103,157	$809,452
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,201	$439	$261	$227	$3,093	$919	$157	$762	$7,059
Ending balance: individually evaluated for impairment	—	—	—	—	—	14	—	—	14
Ending balance	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$77,232	$34,295	$21,982	$24,883	$192,608	$219,473	$58,434	$96,789	$725,696
Ending balance: individually evaluated for impairment	—	—	87	—	—	1,139	—	305	1,531
Ending balance	$77,232	$34,295	$22,069	$24,883	$192,608	$220,612	$58,434	$97,094	$727,227
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$920	$345	$261	$330	$2,061	$985	$207	$676	$5,785
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	15	15
Ending balance	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

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

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$85,338	$39,389	$18,612	$19,793	$279,891	$443,023
6 Special Mention	2,070	—	—	362	—	2,432
7 Substandard	1,908	16	1,551	—	—	3,475
8 Doubtful	—	—	—	—	—	—
Total	$89,316	$39,405	$20,163	$20,155	$279,891	$448,930

	June 30, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$207,584	$49,662	$103,088	$360,334
Nonaccrual	119	—	69	188
Total	$207,703	$49,662	$103,157	$360,522

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$77,232	$34,278	$20,478	$24,504	$192,608	$349,100
6 Special Mention	—	—	—	379	—	379
7 Substandard	—	17	1,591	—	—	1,608
8 Doubtful	—	—	—	—	—	—
Total	$77,232	$34,295	$22,069	$24,883	$192,608	$351,087

	December 31, 2014
	Residential mortgage	Home equity	Other consumer	Total
Performing	$220,587	$58,434	$96,971	$375,992
Nonaccrual	25	—	123	148
Total	$220,612	$58,434	$97,094	$376,140

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$89,316	$89,316	$—	$—
Owner-occupied commercial real estate	—	—	—	—	39,405	39,405	—	—
Investor commercial real estate	—	—	—	—	20,163	20,163	—	—
Construction	—	—	—	—	20,155	20,155	—	—
Single tenant lease financing	—	—	—	—	279,891	279,891	—	—
Residential mortgage	24	—	60	84	207,619	207,703	119	—
Home equity	—	—	—	—	49,662	49,662	—	—
Other consumer	72	12	—	84	103,073	103,157	69	—
Total	$96	$12	$60	$168	$809,284	$809,452	$188	$—

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$77,232	$77,232	$—	$—
Owner-occupied commercial real estate	—	—	—	—	34,295	34,295	—	—
Investor commercial real estate	—	—	—	—	22,069	22,069	87	—
Construction	—	—	—	—	24,883	24,883	—	—
Single tenant lease financing	—	—	—	—	192,608	192,608	—	—
Residential mortgage	161	—	57	218	220,394	220,612	25	57
Home equity	—	—	—	—	58,434	58,434	—	—
Other consumer	249	56	53	358	96,736	97,094	123	4
Total	$410	$56	$110	$576	$726,651	$727,227	$235	$61

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

The following table presents the Company’s impaired loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$—	$87	$87	$—
Residential mortgage	1,109	1,116	—	1,139	1,146	—
Other consumer	170	267	—	268	338	—
Total	1,279	1,383	—	1,494	1,571	—
Loans with a specific valuation allowance
Residential mortgage	60	60	14	—	—	—
Other consumer	—	—	—	37	51	15
Total	60	60	14	37	51	15
Total impaired loans	$1,339	$1,443	$14	$1,531	$1,622	$15

The table below presents average balances and interest income recognized for impaired loans during the three and six month periods ended June 30, 2015 and June 30, 2014.

	June 30, 2015				June 30, 2014
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$43	$2	$1,049	$3	$1,050	$3
Residential mortgage	1,110	2	1,085	4	1,107	5	1,290	11
Other consumer	215	3	168	6	234	12	265	17
Total	1,325	5	1,296	12	2,390	20	2,605	31
Loans with a specific valuation allowance
Residential mortgage	60	—	30	—	13	—	18	—
Other consumer	—	—	27	1	54	1	66	1
Total	60	—	57	1	67	1	84	1
Total impaired loans	$1,385	$5	$1,353	$13	$2,457	$21	$2,689	$32

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

Loans classified as new TDRs during the six months ended June 30, 2015 and 2014 are shown in the table below. The 2015 and 2014 modifications consisted solely of maturity date concessions. There were no loans classified as new TDRs during the three months ended June 30, 2015 and 2014.

	New TDRs During the Six Months Ended
	June 30, 2015			June 30, 2014
	Number of Contracts	Recorded Balance Before	Recorded Balance After	Number of Contracts	Recorded Balance Before	Recorded Balance After
Residential mortgage	1	$57	$57	—	$—	$—
Other consumer	—	—	—	1	21	21
Total loans	1	$57	$57	1	$21	$21

There were no TDR loans which had payment defaults during the six months ended June 30, 2015 and 2014. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual within twelve months of restructuring.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Land	$2,500	$2,500
Building and improvements	4,092	3,018
Furniture and equipment	5,745	5,277
Less: accumulated depreciation	(4,217)	(3,734)
	$8,120	$7,061

Note 6:        Goodwill

The following table shows the changes in the carrying amount of goodwill for the periods ended June 30, 2015 and December 31, 2014.

Balance as of January 1, 2014	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2014	4,687
Changes in goodwill during the period	—
Balance as of June 30, 2015	$4,687

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

The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and six month periods ended June 30, 2015, respectively, related to awards made under the 2013 Plan. The Company recorded $0.1 million and $0.2 million of share-based compensation expense for the three and six month periods ended June 30, 2014, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2015, and activity for the six months ended June 30, 2015.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	—	$—	20,777	$25.09	—	$—
Granted	30,858	18.86	46,988	16.69	7	16.85
Vested	—	—	(32,582)	20.66	(7)	16.85
Forfeited	—	—	—	—	—	—
Nonvested at June 30, 2015	30,858	$18.86	35,183	$17.97	—	$—

At June 30, 2015, the total unrecognized compensation cost related to nonvested awards was $1.0 million with a weighted-average expense recognition period of 2.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2015.

Deferred Stock Rights
Outstanding, beginning of period	80,528
Granted	582
Exercised	—
Outstanding, end of period	81,110

All deferred stock rights granted during the 2015 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 8:        Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASU Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but also on the investment securities’ relationship to other benchmark quoted investment securities.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014.

		June 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$27,572	$—	$27,572	$—
Municipal securities	14,779	—	14,779	—
Mortgage-backed securities	106,674	—	106,674	—
Asset-backed securities	19,452	—	19,452	—
Corporate securities	19,305	—	19,305	—
Other securities	2,985	2,985	—	—
Total available-for-sale securities	190,767	2,985	187,782	—
Loans held-for-sale (mandatory pricing agreements)	28,494	—	28,494	—
Forward contracts	240	240	—	—
Interest rate lock commitments	623	—	—	623

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$13,552	$—	$13,552	$—
Mortgage-backed securities	117,048	—	117,048	—
Asset-backed securities	4,912	—	4,912	—
Other securities	2,006	2,006	—	—
Total available-for-sale securities	137,518	2,006	135,512	—
Loans held-for-sale (mandatory pricing agreements)	32,618	—	32,618	—
Forward contracts	(405)	(405)	—	—
Interest rate lock commitments	521	—	—	521

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, April 1, 2015	$—	$913
Total realized losses
Included in net income	—	(290)
Balance, June 30, 2015	$—	$623

Balance, April 1, 2014	$1,811	$170
Total realized and unrealized gains (losses)
Included in net income	(259)	277
Included in other comprehensive income (loss)	(1,552)	—
Balance, June 30, 2014	$—	$447

	Six Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, January 1, 2015	$—	$521
Total realized gains
Included in net income	—	102
Balance, June 30, 2015	$—	$623

Balance as of January 1, 2014	$1,673	$79
Total realized and unrealized gains (losses)
Included in net income	(259)	368
Included in other comprehensive income (loss)	(1,414)	—
Balance, June 30, 2014	$—	$447

The following describes valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

The following tables present the fair value measurements of impaired loans recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2015 and December 31, 2014.

		June 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$46	$—	$—	$46

December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$—	$—	$—	$—

Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range
Collateral dependent impaired loans	$46	Fair value of collateral	Discount for type of property and current market conditions	23%
IRLCs	623	Discounted cash flow	Loan closing rates	42% - 98%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$521	Discounted cash flow	Loan closing rates	40% - 95%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Interest-Bearing Time Deposits

The fair value of these financial instruments approximates carrying value.

Loans Held-for-Sale

The fair value of these loans approximates carrying value.

Loans Receivable

The fair value of loans receivable is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

Accrued Interest Receivable

The fair value of these financial instruments approximates carrying value.

Federal Home Loan Bank of Indianapolis Stock

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2015 and December 31, 2014.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2015 and December 31, 2014.

		June 30, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$30,602	$30,602	$—	$—
Interest-bearing time deposits	1,250	1,250	—	—
Loans held-for-sale (best efforts pricing agreements)	1,378	—	1,378	—
Loans receivable	814,243	—	—	816,554
Accrued interest receivable	3,550	3,550	—	—
Federal Home Loan Bank of Indianapolis stock	6,946	—	6,946	—
Deposits	856,503	402,012	—	456,250
Advances from Federal Home Loan Bank	140,935	—	137,149	—
Subordinated debt	2,915	—	3,044	—
Accrued interest payable	108	108	—	—

		December 31, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,289	$28,289	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,053	—	2,053	—
Loans receivable	732,426	—	—	733,538
Accrued interest receivable	2,833	2,833	—	—
Federal Home Loan Bank of Indianapolis stock	5,350	—	5,350	—
Deposits	758,598	383,847	—	377,067
Advances from Federal Home Loan Bank	106,897	—	107,743	—
Subordinated debt	2,873	—	3,094	—
Accrued interest payable	97	97	—	—

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

At June 30, 2015 and December 31, 2014, the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows.

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$36,943	$623	$29,967	$521
Forward contracts	60,750	240	—	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	—	—	55,012	(405)

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six month periods ended June 30, 2015 and 2014 were as follows.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(290)	$277	$102	$368
Forward contracts	642	—	645	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	—	(342)	—	(537)

Note 10:        Subordinated Debenture

On June 28, 2013, the Company entered into a subordinated debenture purchase agreement with a third party and issued a subordinated debenture in the principal amount of $3.0 million, which bears interest at a fixed annual rate of 8.00%, and is scheduled to mature on June 28, 2021; however, the Company can repay the debenture without premium or penalty at any time after June 28, 2016. The debenture qualifies for treatment as Tier 2 capital for regulatory capital purposes. The purchase agreement and the debenture contain customary subordination provisions and events of default; however, the right of the investor to accelerate the payment of the debenture is limited to bankruptcy or insolvency.

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

Note 11:     Accounting Developments

Accounting Standards Update (“ASU” or “Update”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (April 2015)

This Update is part of an initiative to reduce complexity in accounting standards (the “Simplification Initiative”) implemented by the Financial Accounting Standards Board. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments in this Update should be applied retrospectively to all periods presented, beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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
We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. In recent years, we have added commercial real estate (“CRE”) lending, including nationwide single tenant lease financing, and commercial and industrial (“C&I”) lending, including business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors.
Our business model is significantly different from that of a typical community bank. We do not have a conventional brick and mortar branch system; rather, we operate through our scalable Internet banking platform. The market area for our residential real estate lending, consumer lending, and deposit gathering activities is the entire United States. We also offer single tenant lease financing on a nationwide basis. Our other commercial banking activities, including CRE loans and C&I loans, corporate credit cards, and corporate treasury management services, are offered by our commercial banking team to businesses primarily within Central Indiana, Phoenix, Arizona, and markets adjacent to these areas.

Results of Operations

The following table provides a summary of the Company's financial performance for the five most recent quarters and six months ended June 30, 2015 and June 30, 2014.

(dollars in thousands except for share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Income Statement Summary:
Net interest income	$7,572	$6,774	$6,375	$5,673	$5,373	$14,346	$10,239
Provision (credit) for loan losses	304	442	387	(112)	(73)	746	74
Noninterest income	2,476	3,148	2,098	1,943	1,622	5,624	3,133
Noninterest expense	6,327	6,257	5,879	5,785	5,560	12,584	10,998
Income tax provision	1,152	1,160	742	661	531	2,312	723
Net income	$2,265	$2,063	$1,465	$1,282	$977	$4,328	$1,577
Per share and share information
Earnings per share - basic	$0.50	$0.46	$0.33	$0.29	$0.22	$0.96	$0.35
Earnings per share - diluted	0.50	0.46	0.32	0.28	0.22	0.95	0.35
Dividends declared per share	0.06	0.06	0.06	0.06	0.06	0.12	0.12
Book value per common share	22.28	22.16	21.80	21.35	21.25	22.28	21.25
Tangible book value per common share[1]	21.23	21.11	20.74	20.29	20.19	21.23	20.19
Common shares outstanding	4,484,513	4,484,513	4,439,575	4,439,575	4,449,619	4,484,513	4,449,619
Average common shares outstanding:
Basic	4,529,823	4,516,776	4,499,316	4,497,762	4,496,219	4,523,336	4,495,449
Diluted	4,550,034	4,523,246	4,514,505	4,511,291	4,504,302	4,536,736	4,503,010
Performance ratios
Return on average assets	0.84%	0.84%	0.62%	0.59%	0.45%	0.84%	0.38%
Return on average shareholders' equity	9.15%	8.55%	6.07%	5.36%	4.23%	8.85%	3.45%
Return on average tangible common equity[1]	9.60%	8.98%	6.38%	5.64%	4.46%	9.29%	3.63%
Net interest margin	2.87%	2.84%	2.78%	2.68%	2.61%	2.86%	2.56%
Capital ratios
Tangible common equity to tangible assets [1]	8.66%	9.18%	9.54%	9.77%	10.41%	8.66%	10.41%
Leverage ratio	8.93%	9.52%	9.87%	10.52%	10.45%	8.93%	10.45%
Common equity tier 1 capital ratio	11.12%	11.99%	12.55%	13.22%	14.03%	11.12%	14.03%
Tier 1 capital ratio	11.12%	11.99%	12.55%	13.22%	14.03%	11.12%	14.03%
Total risk-based capital ratio	12.28%	13.18%	13.75%	14.45%	15.30%	12.28%	15.30%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the second quarter 2015, net income was $2.3 million, or $0.50 per diluted share, compared to second quarter 2014 net income of $1.0 million, or $0.22 per diluted share, resulting in an increase in net income of $1.3 million, or 131.8%. During the six months ended June 30, 2015, net income was $4.3 million, or $0.95 per diluted share, compared to the six months ended June 30, 2014, in which net income was $1.6 million, or $0.35 per diluted share. These increases were driven by an increase in net income of $2.8 million, or 174.4%, which was due to increases in net interest income and noninterest income, partially offset by increases in the provision for loan losses and noninterest expense. During the second quarter 2015, return on average assets and return on average shareholders’ equity were 0.84% and 9.15%, respectively, compared to 0.45% and 4.23%, respectively, for the second quarter 2014. During the six months ended June 30, 2015, return on average assets and return on average shareholders' equity were 0.84% and 8.85%, respectively, compared to 0.38% and 3.45%, respectively, for the six months ended June 30, 2014.

Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following tables provide the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The tables do not reflect any effect of income taxes. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

Consolidated Average Balance Sheets and Net Interest Income Analyses

(dollars in thousands)	Three Months Ended
	June 30, 2015		March 31, 2015		June 30, 2014
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$825,620	4.39%	$780,302	4.36%	$580,539	4.54%
Securities - taxable	174,057	2.18%	145,241	2.02%	194,689	2.03%
Securities - non-taxable	7,807	3.03%	—	0.00%	—	0.00%
Other earning assets	49,001	0.68%	41,643	0.73%	49,524	0.44%
Total interest-earning assets	1,056,485	3.85%	967,186	3.85%	824,752	3.70%

Allowance for loan losses	(6,545)		(5,883)		(5,450)
Noninterest earning-assets	35,178		34,548		42,808
Total assets	$1,085,118		$995,851		$862,110

Liabilities
Interest-bearing liabilities
Regular savings accounts	$23,873	0.57%	$22,099	0.59%	$19,023	0.61%
Interest-bearing demand deposits	76,095	0.55%	75,405	0.55%	72,519	0.55%
Money market accounts	282,015	0.72%	274,312	0.73%	267,232	0.73%
Certificates and brokered deposits	440,752	1.36%	390,101	1.38%	349,894	1.50%
Total interest-bearing deposits	822,735	1.04%	761,917	1.04%	708,668	1.09%
Other borrowed funds	137,421	1.23%	109,787	1.70%	34,538	3.68%
Total interest-bearing liabilities	960,156	1.07%	871,704	1.12%	743,206	1.21%
Noninterest-bearing deposits	20,697		22,265		18,821
Other noninterest-bearing liabilities	4,932		4,038		7,442
Total liabilities	985,785		898,007		769,469

Shareholders' equity	99,333		97,844		92,641
Total liabilities and shareholders' equity	$1,085,118		$995,851		$862,110

Interest rate spread[1]		2.78%		2.73%		2.49%
Net interest margin[2]		2.87%		2.84%		2.61%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total interest-earning assets

(dollars in thousands)	Six Months Ended
	June 30, 2015		June 30, 2014
	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$803,086	4.38%	$559,198	4.58%
Securities - taxable	159,729	2.10%	169,591	2.06%
Securities - non-taxable	3,925	3.03%	3,600	3.25%
Other earning assets	45,342	0.70%	73,345	0.42%
Total interest-earning assets	1,012,082	3.85%	805,734	3.67%

Allowance for loan losses	(6,215)		(5,436)
Noninterest earning-assets	34,864		40,262
Total assets	$1,040,731		$840,560

Liabilities
Interest-bearing liabilities
Regular savings accounts	$22,991	0.58%	$18,784	0.60%
Interest-bearing demand deposits	75,752	0.55%	71,439	0.55%
Money market accounts	278,185	0.72%	265,119	0.73%
Certificates and brokered deposits	415,566	1.37%	339,053	1.53%
Total interest-bearing deposits	792,494	1.04%	694,395	1.10%
Other borrowed funds	123,680	1.44%	29,873	4.21%
Total interest-bearing liabilities	916,174	1.09%	724,268	1.23%
Noninterest-bearing deposits	21,477		18,492
Other noninterest-bearing liabilities	4,488		5,570
Total liabilities	942,139		748,330

Shareholders' equity	98,592		92,230
Total liabilities and shareholders' equity	$1,040,731		$840,560

Interest rate spread[1]		2.76%		2.44%
Net interest margin[2]		2.86%		2.56%
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

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended June 30, 2015 vs. March 31, 2015 Due to Changes in			Three Months Ended June 30, 2015 vs. June 30, 2014 Due to Changes in			Six Months Ended June 30, 2015 vs. June 30, 2014 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$584	$69	$653	$3,908	$(1,436)	$2,472	$6,335	$(1,602)	$4,733
Securities – taxable	159	64	223	(369)	327	(42)	(154)	85	(69)
Securities – non-taxable	59	—	59	59	—	59	10	(9)	1
Other earning assets	36	(28)	8	(3)	32	29	(147)	154	7
Total	838	105	943	3,595	(1,077)	2,518	6,044	(1,372)	4,672

Interest expense
Interest-bearing deposits	184	—	184	718	(503)	215	824	(516)	308
Other borrowed funds	473	(512)	(39)	1,468	(1,364)	104	1,580	(1,323)	257
Total	657	(512)	145	2,186	(1,867)	319	2,404	(1,839)	565

Increase in net interest income	$181	$617	$798	$1,409	$790	$2,199	$3,640	$467	$4,107

Net interest income for the second quarter 2015 was $7.6 million, increasing $2.2 million, or 40.9%, compared to second quarter 2014 of $5.4 million. Net interest margin was 2.87% for the second quarter 2015 compared to 2.61% for the second quarter 2014. The increases in net interest income and net interest margin were primarily driven by an increase of $231.7 million, or 28.1%, in the balance of average interest-earning assets for the second quarter 2015 compared to the second quarter 2014, as well as changes in the composition of the Company’s balance sheet which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the second quarter 2015, as compared to the second quarter 2014, was the result of a $2.5 million, or 33.1%, increase in total interest income to $10.1 million for the second quarter 2015 from $7.6 million for the second quarter 2014. The increase in total interest income was partially offset by a $0.3 million, or 14.2%, increase in total interest expense to $2.6 million for the second quarter 2015 from $2.2 million for the second quarter 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $245.1 million, or 42.2%, in the average balance of loans, including loans held-for-sale, for the second quarter 2015 compared to the second quarter 2014. The increase in total interest income was partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 15 basis points (“bps”).

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $114.1 million, or 16.1%, increase in the average balance of interest-bearing deposits for the second quarter 2015 compared to the second quarter 2014. The increase in total interest expense was partially offset by a decline in the cost of funds relating to interest-bearing deposits of 5 bps. The increase in total interest expense was also driven by an increase in interest expense related to other borrowed funds as a result of $102.9 million, or 297.9%, increase in the average balance of other borrowed funds for the second quarter 2015 compared to the second quarter 2014. The increase in total interest expense was partially offset by a decline in the cost of other borrowed funds of 245 bps.

Net interest income for the six months ended June 30, 2015 was $14.3 million, increasing $4.1 million, or 40.1%, compared to $10.2 million for the six months ended June 30, 2014. Net interest margin was 2.86% for the six months ended June 30, 2015 compared to 2.56% for the six months ended June 30, 2014. The increases in net interest income and net interest margin were primarily driven by an increase in average interest-earning assets of $206.3 million, or 25.6% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as well as changes in the composition of the Company’s balance sheet which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was the result of a $4.7 million, or 31.9%, increase in total interest income to $19.3 million for the six months ended June 30, 2015 compared to $14.6 million for the six months ended June 30, 2014. The increase in total interest income was partially offset by a $0.6 million, or 12.8%, increase in total interest expense to $5.0 million for the six months ended June 30, 2015 compared to $4.4 million for the six months ended June 30, 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $243.9 million, or 43.6%, in the average balance of loans, including loans held-for-sale, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in total interest income was partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 20 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $98.1 million, or 14.1%, increase in the average balance of interest-bearing deposits for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, partially offset by a decline of 6 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $93.8 million, or 314.0%, increase in average other borrowed funds for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, partially offset by a decline of 277 bps in the cost of other borrowed funds.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and for the six month periods ended June 30, 2015 and June 30, 2014.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Service charges and fees	$193	$176	$174	$179	$187	$369	$354
Mortgage banking activities	2,214	2,886	1,842	1,638	1,229	5,100	2,129
Gain on sale of securities	—	—	—	54	125	—	484
Loss on asset disposals	(33)	(14)	(19)	(28)	(18)	(47)	(31)
Other	102	100	101	100	99	202	197
Total noninterest income	$2,476	$3,148	$2,098	$1,943	$1,622	$5,624	$3,133

During the second quarter 2015, noninterest income totaled $2.5 million, representing an increase of $0.9 million, or 52.7% compared to $1.6 million for the second quarter 2014. The increase in noninterest income was driven by an increase of $1.0 million, or 80.1%, in mortgage banking activities resulting from an improvement in gain on sale margin and higher origination volumes. The increase in mortgage banking activities was partially offset by a $0.1 million decline in gains related to sales of securities.

During the six months ended June 30, 2015, noninterest income totaled $5.6 million, representing an increase of $2.5 million, or 79.5%, compared to $3.1 million for the six months ended June 30, 2014. The increase in noninterest income was driven by an increase of $3.0 million, or 139.5%, in mortgage banking activities resulting from an improvement in gain on sale margin and higher origination volumes. The increase in mortgage banking activities was partially offset by a $0.5 million decline in gains related to sales of securities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and for the six month periods ended June 30, 2015 and June 30, 2014.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Salaries and employee benefits	$3,787	$3,578	$3,129	$3,265	$2,948	$7,365	$5,955
Marketing, advertising and promotion	334	452	307	381	387	786	767
Consulting and professional fees	564	592	595	409	465	1,156	898
Data processing	233	248	277	244	239	481	473
Loan expenses	181	181	168	208	136	362	250
Premises and equipment	691	642	733	741	761	1,333	1,462
Deposit insurance premium	160	150	154	155	138	310	282
Other	377	414	516	382	486	791	911
Total noninterest expense	$6,327	$6,257	$5,879	$5,785	$5,560	$12,584	$10,998

Noninterest expense for the second quarter 2015 was $6.3 million, compared to $5.6 million for the second quarter 2014. The increase of $0.7 million, or 13.8%, compared to the second quarter 2014 was due to an increase of $0.8 million in salaries and employee benefits and an increase of $0.1 million in consulting and professional fees, slightly offset by decreases of $0.1 million in premises and equipment expenses and $0.1 million in other expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth. The increase in consulting and professional fees was due primarily to an increase in legal and consulting expenses associated with the Company's expansion from the year ago quarter.

Noninterest expense for the six months ended June 30, 2015 was $12.6 million, compared to $11.0 million for the six months ended June 30, 2014. The increase of $1.6 million, or 14.4%, compared to June 30, 2014 was due to an increase of $1.4 million in salaries and employee benefits, an increase of $0.3 million in consulting and professional fees, and an increase of $0.1 million in loan expenses, slightly offset by decreases of $0.1 million in premises and equipment expenses and $0.1 million in other expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth and increased equity compensation expense. The increase in consulting and professional fees was due primarily to an increase in legal and consulting expenses associated with the Company's expansion from the year ago period.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Total assets	$1,104,645	$1,035,677	$970,503	$926,883	$868,107
Loans receivable	814,243	767,682	732,426	695,929	631,678
Securities available-for-sale	190,767	163,676	137,518	128,203	159,528
Loans held-for-sale	29,872	27,584	34,671	27,547	21,466
Noninterest-bearing deposits	20,994	19,178	21,790	20,359	19,065
Interest-bearing deposits	835,509	801,991	736,808	717,611	725,108
Total deposits	856,503	821,169	758,598	737,970	744,173
Total shareholders' equity	99,908	99,362	96,785	94,774	94,534

Total assets were $1.1 billion at June 30, 2015, compared to $970.5 million at December 31, 2014, representing an increase of $134.1 million, or 13.8%. The increase in total assets was due primarily to increases of $81.8 million, or 11.2%, in loans receivable, and $53.2 million, or 38.7%, in securities available-for-sale.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company's loan portfolio for the last five quarters.

(dollars in thousands)	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
Commercial loans
Commercial and industrial	$89,316	11.0%	$83,849	11.0%	$77,232	10.5%	$72,099	10.4%	$71,997	11.4%
Owner-occupied commercial real estate	39,405	4.8%	38,536	5.0%	34,295	4.7%	31,637	4.5%	26,629	4.2%
Investor commercial real estate	20,163	2.5%	18,491	2.4%	22,069	3.0%	20,567	3.0%	18,467	2.9%
Construction	20,155	2.5%	26,847	3.5%	24,883	3.4%	17,936	2.6%	24,371	3.9%
Single tenant lease financing	279,891	34.4%	227,229	29.6%	192,608	26.3%	165,738	23.8%	143,547	22.7%
Total commercial loans	448,930	55.2%	394,952	51.5%	351,087	47.9%	307,977	44.3%	285,011	45.1%
Consumer loans
Residential mortgage	207,703	25.5%	215,910	28.1%	220,612	30.1%	220,499	31.7%	175,114	27.7%
Home equity	49,662	6.1%	54,838	7.2%	58,434	8.0%	61,799	8.9%	63,725	10.1%
Other consumer	103,157	12.6%	97,192	12.6%	97,094	13.3%	100,074	14.3%	102,843	16.3%
Total consumer loans	360,522	44.2%	367,940	47.9%	376,140	51.4%	382,372	54.9%	341,682	54.1%
Deferred loan origination costs and premiums and discounts on purchased loans	4,791	0.6%	4,790	0.6%	5,199	0.7%	5,580	0.8%	4,985	0.8%
Total loans receivable	814,243	100.0%	767,682	100.0%	732,426	100.0%	695,929	100.0%	631,678	100.0%
Allowance for loan losses	(7,073)		(6,378)		(5,800)		(5,464)		(5,140)
Net loans receivable	$807,170		$761,304		$726,626		$690,465		$626,538

Total loans receivable as of June 30, 2015 were $814.2 million, increasing $81.8 million, or 11.2%, compared to $732.4 million as of December 31, 2014. Total commercial loans increased $97.8 million, or 27.9%, as of June 30, 2015 as compared to December 31, 2014 due to increases of $87.3 million, or 45.3%, in single tenant lease financing, $12.1 million, or 15.6%, in commercial and industrial, and $5.1 million, or 14.9%, in owner-occupied commercial real estate. These increases were partially offset by declines of $4.7 million, or 19.0%, in construction and $1.9 million, or 8.6%, in investor commercial real estate.

Total consumer loans declined $15.6 million, or 4.2%, as of June 30, 2015 as compared to December 31, 2014 due primarily to decreases of $12.9 million, or 5.9%, in residential mortgages and $8.8 million, or 15.0%, in home equity loans. These decreases were partially offset by an increase of $6.1 million, or 6.2%, in other consumer loans.

Asset Quality

(dollars in thousands)
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Nonaccrual loans
Commercial loans:
Investor commercial real estate	$—	$83	$87	$89	$1,048
Total commercial loans	—	83	87	89	1,048
Consumer loans:
Residential mortgage	119	61	25	57	26
Other consumer	69	102	123	153	86
Total consumer loans	188	163	148	210	112
Total nonaccrual loans	188	246	235	299	1,160

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	57	96	—
Other consumer	—	—	4	5	17
Total consumer loans	—	—	61	101	17
Total past due 90 days and accruing loans	—	—	61	101	17

Total nonperforming loans	188	246	296	400	1,177

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,371
Residential mortgage	—	—	—	57	293
Total other real estate owned	4,488	4,488	4,488	4,545	4,664

Other nonperforming assets	89	84	82	122	120

Total nonperforming assets	$4,765	$4,818	$4,866	$5,067	$5,961

Total nonperforming loans to total loans receivable	0.02%	0.03%	0.04%	0.06%	0.19%
Total nonperforming assets to total assets	0.43%	0.47%	0.50%	0.55%	0.69%

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets which consist of repossessed assets.

Troubled Debt Restructurings

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Troubled debt restructurings – nonaccrual	$—	$5	$5	$25	$26
Troubled debt restructurings – performing	1,150	1,164	1,125	1,154	1,189
Total troubled debt restructurings	$1,150	$1,169	$1,130	$1,179	$1,215

Total nonperforming loans declined $0.1 million, or 36.5%, to $0.2 million as of June 30, 2015 compared to $0.3 million as of December 31, 2014. Total nonperforming assets declined $0.1 million, or 2.1%, as of June 30, 2015 compared to December 31, 2014. The decreases in nonperforming loans and nonperforming assets were due primarily to declines in loans 90 days past due and accruing and nonaccrual loans. As a result, the ratio of nonperforming loans to total loans receivable improved to 0.02% as of June 30, 2015 compared to 0.04% as of December 31, 2014 and the ratio of nonperforming assets to total assets improved to 0.43% as of June 30, 2015 compared to 0.50% as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

Allowance for Loan Losses

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$6,378	$5,800	$5,464	$5,140	$5,388	$5,800	$5,426
Provision (credit) charged to expense	304	442	387	(112)	(73)	746	74
Losses charged off	(232)	(228)	(200)	(111)	(255)	(460)	(546)
Recoveries	623	364	149	547	80	987	186
Balance, end of period	$7,073	$6,378	$5,800	$5,464	$5,140	$7,073	$5,140

The allowance for loan losses was $7.1 million as of June 30, 2015 compared to $5.8 million as of December 31, 2014. The increase of $1.3 million, or 21.9%, was due primarily to the continued growth in commercial loan balances. During the second quarter 2015, the Company recorded net recoveries of $0.4 million compared to net charge-offs of $0.2 million during the second quarter 2014. Similarly, during the six months ended June 30, 2015, the Company recorded net recoveries of $0.5 million compared to $0.4 million of net charge-offs during the six months ended June 30, 2014. During the second quarter 2015, the net recoveries were driven primarily by a $0.5 million recovery of a commercial real estate loan that had been previously charged-off. During the six months ended June 30, 2015, the net recoveries were driven primarily by a $0.5 million recovery of a commercial real estate loan that had been previously charged-off and a $0.4 million recovery of a residential mortgage loan, of which $0.3 million related to the recapture of principal previously charged-off.

The allowance for loan losses as a percentage of total loans receivable increased to 0.87% as of June 30, 2015 compared to 0.79% as of December 31, 2014, and as a percentage of nonperforming loans increased to 3,762.2% as of June 30, 2015 compared to 1,959.5% as of December 31, 2014. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily driven by a $1.3 million increase in the allowance related to total commercial loans at June 30, 2015 compared to December 31, 2014.  Under the Company’s allowance for loan losses methodology, commercial loans are currently assigned higher reserve factors than consumer loans.  Since December 31, 2014, commercial loan growth has outpaced consumer loan growth and as of June 30, 2015 total commercial loans represented 55.2% of total loans receivable compared to 47.9% as of December 31, 2014.  The combination of higher growth and higher reserve factors related to commercial loans resulted in the increased percentage of allowance for loan losses to total loans receivable.  The increase in the allowance for loan losses as a percentage of nonperforming loans was also due to the increase in the allowance related to total commercial loans as well as the decline in nonperforming loans.

Investment Securities

The following table presents the book value and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$27,993	$28,238	$13,680	$16,049	$20,204
Municipal securities	15,219	—	—	—	—
Mortgage-backed securities	107,055	112,401	117,134	111,524	137,189
Asset-backed securities	19,430	19,428	4,913	—	—
Corporate securities	20,000	—	—	—	—
Other securities	3,000	3,000	2,000	2,000	2,000
Total securities available-for-sale	$192,697	$163,067	$137,727	$129,573	$159,393

Approximate Fair Value	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$27,572	$28,063	$13,552	$15,725	$19,928
Municipal securities	14,779	—	—	—	—
Mortgage-backed securities	106,674	113,132	117,048	110,489	137,605
Asset-backed securities	19,452	19,457	4,912	—	—
Corporate securities	19,305	—	—	—	—
Other securities	2,985	3,024	2,006	1,989	1,995
Total securities available-for-sale	$190,767	$163,676	$137,518	$128,203	$159,528

The approximate fair value of investment securities available-for-sale increased $53.2 million, or 38.7%, to $190.8 million as of June 30, 2015 compared to $137.5 million as of December 31, 2014. The increase was due primarily to increases of $19.3 million in corporate securities, $14.8 million in municipal securities, $14.5 million in asset-backed securities and $14.0 million in U.S. government-sponsored agencies, partially offset by a decrease of $10.4 million in mortgage-backed securities. During the six month period ended June 30, 2015, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income while supporting liquidity and interest rate risk management.

Deposits

The following table presents the composition of the Company's deposit base for the last five quarters.

(dollars in thousands)	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
Regular savings accounts	$24,405	2.8%	$23,367	2.8%	$20,776	2.7%	$17,503	2.4%	$16,861	2.3%
Noninterest-bearing deposits	20,994	2.5%	19,178	2.3%	21,790	2.9%	20,359	2.8%	19,065	2.5%
Interest-bearing demand deposits	77,822	9.1%	82,982	10.1%	74,238	9.8%	71,762	9.7%	73,843	9.9%
Money market accounts	278,791	32.5%	280,740	34.2%	267,046	35.2%	275,901	37.4%	267,854	36.0%
Certificates of deposit	440,936	51.5%	401,347	48.9%	361,202	47.6%	334,636	45.3%	348,752	46.9%
Brokered deposits	13,555	1.6%	13,555	1.7%	13,546	1.8%	17,809	2.4%	17,798	2.4%
Total	$856,503	100.0%	$821,169	100.0%	$758,598	100.0%	$737,970	100.0%	$744,173	100.0%

Total deposits increased $97.9 million, or 12.9%, to $856.5 million as of June 30, 2015 as compared to $758.6 million as of December 31, 2014. This increase was due primarily to increases of $79.7 million, or 22.1%, in certificates of deposit, $11.7 million, or 4.4%, in money market accounts, $3.6 million, or 17.5%, in regular savings accounts, and $3.6 million, or 4.8%, in interest-bearing demand deposits.

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

The following table presents actual and required capital ratios as of June 30, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

(dollars in thousands)	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2015:
Common Equity Tier 1 to risk-weighted assets
Consolidated	$96,449	11.12%	$39,041	4.50%	$60,731	7.00%	N/A	N/A
Bank	88,831	10.27%	38,940	4.50%	60,574	7.00%	56,247	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	96,449	11.12%	52,055	6.00%	73,744	8.50%	N/A	N/A
Bank	88,831	10.27%	51,920	6.00%	73,554	8.50%	69,227	8.00%
Total capital to risk-weighted assets
Consolidated	106,522	12.28%	69,406	8.00%	91,096	10.50%	N/A	N/A
Bank	95,904	11.08%	69,227	8.00%	90,861	10.50%	86,534	10.00%
Leverage ratio
Consolidated	96,449	8.93%	43,216	4.00%	43,216	4.00%	N/A	N/A
Bank	88,831	8.24%	43,108	4.00%	43,108	4.00%	53,885	5.00%

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

Shareholders' Dividends

The Company’s Board of Directors declared a cash dividend for the second quarter 2015 of $0.06 per share of common stock payable July 15, 2015 to shareholders of record on June 30, 2015. Subsequent to June 30, 2015, the Company's Board of Directors also declared a cash dividend for the third quarter 2015 of $0.06 per share of common stock payable October 15, 2015 to shareholders of record on September 30, 2015. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of any future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints, and other factors.

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

We maintain cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet our financial commitments. At June 30, 2015, on a consolidated basis, the Company had $222.6 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $29.9 million in loans held-for-sale that were generally available for our cash needs. We can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2015, the Bank had the ability to borrow an additional $124.5 million in advances from the Federal Home Loan Bank and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, many of which are paid to the Bank, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2015, the Company, on an unconsolidated basis, had $7.2 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

We use our sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2015, approved outstanding loan commitments, including unused lines of credit, amounted to $130.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2015 totaled $262.3 million. Generally, we believe that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although we believe these non-GAAP measures provide a greater understanding of our business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and six months ended June 30, 2015 and June 30, 2014.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	June 30, 2015	June 30, 2014
Total equity - GAAP	$99,908	$99,362	$96,785	$94,774	$94,534	$99,908	$94,534
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$95,221	$94,675	$92,098	$90,087	$89,847	$95,221	$89,847

Total assets - GAAP	$1,104,645	$1,035,677	$970,503	$926,883	$868,107	$1,104,645	$868,107
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,099,958	$1,030,990	$965,816	$922,196	$863,420	$1,099,958	$863,420

Total common shares outstanding	4,484,513	4,484,513	4,439,575	4,439,575	4,449,619	4,484,513	4,449,619

Book value per common share	$22.28	$22.16	$21.80	$21.35	$21.25	$22.28	$21.25
Effect of goodwill	(1.05)	(1.05)	(1.06)	(1.06)	(1.06)	(1.05)	(1.06)
Tangible book value per common share	$21.23	$21.11	$20.74	$20.29	$20.19	$21.23	$20.19

Total shareholders’ equity to assets ratio	9.04%	9.59%	9.97%	10.23%	10.89%	9.04%	10.89%
Effect of goodwill	(0.38)	(0.41)	(0.43)	(0.46)	(0.48)	(0.38)	(0.48)
Tangible common equity to tangible assets ratio	8.66%	9.18%	9.54%	9.77%	10.41%	8.66%	10.41%

Total average equity - GAAP	$99,333	$97,844	$95,832	$94,840	$92,641	$98,592	$92,230
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$94,646	$93,157	$91,145	$90,153	$87,954	$93,905	$87,543

Return on average shareholders' equity	9.15%	8.55%	6.07%	5.36%	4.23%	8.85%	3.45%
Effect of goodwill	0.45%	0.43%	0.31%	0.28%	0.23%	0.44%	0.18%
Return on average tangible common equity	9.60%	8.98%	6.38%	5.64%	4.46%	9.29%	3.63%

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Future Accounting Pronouncements

Refer to Note 11 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2015 and December 31, 2014, we had commitments to sell residential real estate loans of $60.8 million and $55.1 million, respectively. These contracts mature in less than one year. We do not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Presented below is the estimated impact on the Company's NII and EVE position as of June 30, 2015, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(6.57)%	2.26%	1.63%
EVE	(5.28)%	(2.18)%	(4.86)%
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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
10.1	First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 8/5/2015	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 8/5/2015	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
10.1	First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically