Form 10-Q
period 2015-09-30
First Internet Bancorp
filed 2015-11-03
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period September 30, 2015
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

As of November 2, 2015, the registrant had 4,481,347 shares of common stock issued and outstanding.

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

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$1,460	$1,940
Interest-bearing demand deposits	19,185	26,349
Total cash and cash equivalents	20,645	28,289
Interest-bearing time deposits	1,250	2,000
Securities available-for-sale, at fair value (amortized cost of $203,302 and $137,727, respectively)	202,565	137,518
Loans held-for-sale (includes $21,305 and $32,618 at fair value, respectively)	27,773	34,671
Loans receivable	876,578	732,426
Allowance for loan losses	(7,671)	(5,800)
Net loans receivable	868,907	726,626
Accrued interest receivable	3,581	2,833
Federal Home Loan Bank of Indianapolis stock	6,946	5,350
Cash surrender value of bank-owned life insurance	12,625	12,325
Premises and equipment, net	8,508	7,061
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	4,195	4,655
Total assets	$1,166,170	$970,503
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$22,338	$21,790
Interest-bearing deposits	877,412	736,808
Total deposits	899,750	758,598
Advances from Federal Home Loan Bank	150,946	106,897
Subordinated debt	2,937	2,873
Accrued interest payable	112	97
Accrued expenses and other liabilities	9,513	5,253
Total liabilities	1,063,258	873,718
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,484,513 and 4,439,575 shares issued and outstanding, respectively	72,409	71,774
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	30,977	25,146
Accumulated other comprehensive loss	(474)	(135)
Total shareholders’ equity	102,912	96,785
Total liabilities and shareholders’ equity	$1,166,170	$970,503
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans	$9,326	$7,218	$26,759	$19,918
Securities – taxable	994	684	2,661	2,421
Securities – non-taxable	116	—	175	58
Other earning assets	100	45	258	195
Total interest income	10,536	7,947	29,853	22,592
Interest Expense
Deposits	2,260	1,958	6,350	5,740
Other borrowed funds	437	316	1,318	940
Total interest expense	2,697	2,274	7,668	6,680
Net Interest Income	7,839	5,673	22,185	15,912
Provision (Credit) for Loan Losses	454	(112)	1,200	(38)
Net Interest Income After Provision (Credit) for Loan Losses	7,385	5,785	20,985	15,950
Noninterest Income
Service charges and fees	202	179	571	533
Mortgage banking activities	2,095	1,638	7,195	3,767
Gain on sale of securities	—	54	—	538
Loss on asset disposals	(27)	(28)	(74)	(59)
Other	104	100	306	297
Total noninterest income	2,374	1,943	7,998	5,076
Noninterest Expense
Salaries and employee benefits	3,446	3,264	10,811	9,219
Marketing, advertising, and promotion	544	381	1,330	1,148
Consulting and professional services	544	409	1,700	1,307
Data processing	248	245	729	718
Loan expenses	97	208	459	458
Premises and equipment	676	742	2,009	2,204
Deposit insurance premium	163	155	473	437
Other	489	381	1,280	1,292
Total noninterest expense	6,207	5,785	18,791	16,783
Income Before Income Taxes	3,552	1,943	10,192	4,243
Income Tax Provision	1,229	661	3,541	1,384
Net Income	$2,323	$1,282	$6,651	$2,859
Income Per Share of Common Stock
Basic	$0.51	$0.29	$1.47	$0.64
Diluted	$0.51	$0.28	$1.46	$0.63
Weighted-Average Number of Common Shares Outstanding
Basic	4,532,360	4,497,762	4,526,377	4,496,228
Diluted	4,574,455	4,511,291	4,549,447	4,505,801
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,323	$1,282	$6,651	$2,859
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale	1,193	(1,451)	(528)	2,099
Reclassification adjustment for gains realized	—	(54)	—	(538)
Net unrealized holding gains on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	—	—	751
Other comprehensive income (loss) before income tax	1,193	(1,505)	(528)	2,312
Income tax provision (benefit)	429	(536)	(189)	822
Other comprehensive income (loss)	764	(969)	(339)	1,490
Comprehensive income	$3,087	$313	$6,312	$4,349

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2015
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2015	$71,774	$(135)	$25,146	$96,785
Net income	—	—	6,651	6,651
Other comprehensive loss	—	(339)	—	(339)
Dividends declared ($0.18 per share)	—	—	(820)	(820)
Recognition of the fair value of share-based compensation	631	—	—	631
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	17	—	—	17
Excess tax benefit on share-based compensation	25	—	—	25
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, September 30, 2015	$72,409	$(474)	$30,977	$102,912

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$6,651	$2,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,388	1,432
Increase in cash surrender value of bank-owned life insurance	(300)	(291)
Provision (credit) for loan losses	1,200	(38)
Share-based compensation expense	631	443
Gain from sale of available-for-sale securities	—	(538)
Loans originated for sale	(386,353)	(285,686)
Proceeds from sale of loans	400,003	290,454
Gain on loans sold	(6,895)	(3,278)
Decrease (increase) in fair value of loans held-for-sale	143	(427)
Gain on derivatives	(443)	(62)
Loss on disposition of assets	74	101
Net change in accrued income and other assets	230	530
Net change in accrued expenses and other liabilities	407	638
Net cash provided by operating activities	16,736	6,137
Investing Activities
Net loan activity, excluding sales and purchases	(143,481)	(88,148)
Proceeds from sale of other real estate owned	—	235
Net change in interest bearing deposits	750	500
Maturities of securities available-for-sale	16,322	14,394
Proceeds from sale of securities available-for-sale	—	137,816
Purchase of securities available-for-sale	(78,481)	(96,803)
Purchase of Federal Home Loan Bank of Indianapolis stock	(1,596)	—
Purchase of premises and equipment	(2,233)	(683)
Loans purchased	—	(106,480)
Net cash used in investing activities	(208,719)	(139,169)
Financing Activities
Net increase in deposits	141,152	64,875
Cash dividends paid	(800)	(794)
Proceeds from advances from Federal Home Loan Bank	220,000	95,000
Repayment of advances from Federal Home Loan Bank	(176,000)	(40,000)
Other, net	(13)	(132)
Net cash provided by financing activities	184,339	118,949
Net Decrease in Cash and Cash Equivalents	(7,644)	(14,083)
Cash and Cash Equivalents, Beginning of Period	28,289	53,690
Cash and Cash Equivalents, End of Period	$20,645	$39,607
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$7,653	$6,700
Cash paid during the period for taxes	2,503	1,225
Cash dividends declared, not paid	267	265
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015 or any other period. The September 30, 2015 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2014.

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

Certain reclassifications have been made to the 2014 financial statements to conform to the presentation of the 2015 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share
Net income available to common shareholders	$2,323	$1,282	$6,651	$2,859
Weighted-average common shares	4,532,360	4,497,762	4,526,377	4,496,228
Basic earnings per common share	$0.51	$0.29	$1.47	$0.64
Diluted earnings per share
Net income applicable to diluted earnings per share	$2,323	$1,282	$6,651	$2,859
Weighted-average common shares	4,532,360	4,497,762	4,526,377	4,496,228
Dilutive effect of warrants	17,264	—	8,153	3,871
Dilutive effect of equity compensation	24,831	13,529	14,917	5,702
Weighted-average common and incremental shares	4,574,455	4,511,291	4,549,447	4,505,801
Diluted earnings per common share	$0.51	$0.28	$1.46	$0.63
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	48,750	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$36,006	$203	$(585)	$35,624
Municipal securities	15,213	100	(89)	15,224
Mortgage-backed securities	109,645	598	(191)	110,052
Asset-backed securities	19,438	11	(26)	19,423
Corporate securities	20,000	—	(771)	19,229
Other securities	3,000	13	—	3,013
Total available-for-sale	$203,302	$925	$(1,662)	$202,565

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$13,680	$129	$(257)	$13,552
Mortgage-backed securities	117,134	282	(368)	117,048
Asset-backed securities	4,913	—	(1)	4,912
Other securities	2,000	6	—	2,006
Total available-for-sale	$137,727	$417	$(626)	$137,518

The carrying value of securities at September 30, 2015 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	491	458
Five to ten years	24,323	23,930
After ten years	46,405	45,689
	71,219	70,077
Mortgage-backed securities	109,645	110,052
Asset-backed securities	19,438	19,423
Other securities	3,000	3,013
Total	$203,302	$202,565

Gross realized gains of $0 and $0.4 million, and gross losses of $0 and $0.4 million, resulting from sales of available-for-sale securities were recognized during the three months ended September 30, 2015 and 2014, respectively. Gross realized gains of $0 and $2.7 million, and gross losses of $0 and $2.2 million, resulting from sales of available-for-sale securities were recognized during the nine months ended September 30, 2015 and 2014, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2015 and December 31, 2014 was $81.0 million and $86.9 million, which was approximately 40% and 63%, respectively, of the Company’s available-for-sale securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase.

Except as discussed below, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the security will be reduced, with the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the securities portfolio's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$13,568	$(427)	$8,771	$(158)	$22,339	$(585)
Municipal securities	6,152	(89)	—	—	6,152	(89)
Mortgage-backed securities	—	—	23,741	(191)	23,741	(191)
Asset-backed securities	9,586	(26)	—	—	9,586	(26)
Corporate securities	19,229	(771)	—	—	19,229	(771)
Total	$48,535	$(1,313)	$32,512	$(349)	$81,047	$(1,662)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$801	$(10)	$8,719	$(247)	$9,520	$(257)
Mortgage-backed securities	51,204	(57)	21,237	(311)	72,441	(368)
Asset-backed securities	4,912	(1)	—	—	4,912	(1)
Total	$56,917	$(68)	$29,956	$(558)	$86,873	$(626)

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors, but are not considered other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in accumulated other comprehensive loss during the nine months ended September 30, 2014. The Company did not own any OTTI securities during the three and nine months ended September 30, 2015 or during the three months ended September 30, 2014.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
September 30, 2014	$—

There were no amounts reclassified from accumulated other comprehensive loss during the three and nine months ended September 30, 2015. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2014, were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended September 30, 2014	Affected Line Item in the Statements of Income
Unrealized gains and losses on securities available-for-sale
Gain realized in earnings	$54	Gain on sale of securities
Total reclassified amount before tax	54	Income Before Income Taxes
Tax expense	18	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$36	Net Income

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2014	Affected Line Item in the Statements of Income
Unrealized gains and losses on securities available-for-sale
Gain realized in earnings	$538	Gain on sale of securities
Total reclassified amount before tax	538	Income Before Income Taxes
Tax expense	183	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$355	Net Income

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

Categories of loans include:

	September 30, 2015	December 31, 2014
Commercial loans
Commercial and industrial	$89,762	$77,232
Owner-occupied commercial real estate	42,117	34,295
Investor commercial real estate	17,483	22,069
Construction	30,196	24,883
Single tenant lease financing	329,149	192,608
Total commercial loans	508,707	351,087
Consumer loans
Residential mortgage	209,507	220,612
Home equity	47,319	58,434
Other consumer	106,187	97,094
Total consumer loans	363,013	376,140
Total commercial and consumer loans	871,720	727,227
Deferred loan origination costs and premiums and discounts on purchased loans	4,858	5,199
Total loans receivable	876,578	732,426
Allowance for loan losses	(7,671)	(5,800)
Net loans receivable	$868,907	$726,626

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ source of repayment is primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee.

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio is generally concentrated in the Central Indiana and greater Phoenix, Arizona markets and often times is secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee. This portfolio typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by conditions in the real estate markets, changing industry dynamics, or the overall health of the general economy. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are typically located in the state of Indiana and markets adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to help mitigate risk.

Construction: Construction loans are secured by real estate and improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes.
Single Tenant Lease Financing: These loans are made to property owners of real estate subject to long term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolios, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

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
Allowance for Loan Losses Methodology

Company policy is designed to maintain an adequate allowance for loan losses (“ALLL”). The portfolio is segmented by loan type, and the required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on average historical losses, adjusted for current economic factors and portfolio trends. Management believes the historical loss experience methodology is appropriate in the current economic environment as it captures loss rates that are comparable to the current period being analyzed.  Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors.  Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels.  The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan underwriting processes.  Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, or classified loans as well as any changes in the value of underlying collateral.  Finally, the Company considers the effect of other external factors such as national, regional, and local economic and business conditions, as well as competitive, legal, and regulatory requirements. Loans that are considered to be impaired are evaluated to determine the need for a specific allowance by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less costs to sell; or the loan’s observable market price.  All troubled debt restructurings (“TDR”) are considered impaired loans.  Loans evaluated for impairment are removed from other pools to prevent double-counting. Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral less costs to sell and allows existing methods for recognizing interest income.

Provision for Loan Losses

A provision for estimated losses on loans is charged to earnings based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectability may not be reasonably assured, considers, among other factors, the estimated net realizable value of the underlying collateral, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

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

The following tables present changes in the balance of the ALLL during the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073
Provision (credit) charged to expense	29	16	(31)	129	429	(132)	(1)	15	454
Losses charged off	—	—	—	—	—	(14)	—	(62)	(76)
Recoveries	—	—	—	—	—	130	—	90	220
Balance, end of period	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671

	Nine Months Ended September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	310	110	(531)	26	1,461	(284)	(51)	159	1,200
Losses charged off	—	—	—	—	—	(185)	—	(351)	(536)
Recoveries	—	—	500	—	—	401	—	306	1,207
Balance, end of period	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671

	Three Months Ended September 30, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$735	$271	$205	$259	$1,660	$990	$213	$807	$5,140
Provision (credit) charged to expense	188	24	(441)	23	146	44	9	(105)	(112)
Losses charged off	(14)	—	—	—	—	(5)	—	(92)	(111)
Recoveries	—	—	459	—	—	7	—	81	547
Balance, end of period	$909	$295	$223	$282	$1,806	$1,036	$222	$691	$5,464

	Nine Months Ended September 30, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426
Provision (credit) charged to expense	104	5	(455)	5	75	213	11	4	(38)
Losses charged off	(14)	—	—	—	—	(216)	—	(427)	(657)
Recoveries	—	—	459	—	—	31	—	243	733
Balance, end of period	$909	$295	$223	$282	$1,806	$1,036	$222	$691	$5,464

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015, and December 31, 2014.

	September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$89,762	$42,117	$17,483	$30,196	$329,149	$208,363	$47,319	$106,000	$870,389
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,144	—	187	1,331
Ending balance	$89,762	$42,117	$17,483	$30,196	$329,149	$209,507	$47,319	$106,187	$871,720
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$77,232	$34,295	$21,982	$24,883	$192,608	$219,473	$58,434	$96,789	$725,696
Ending balance: individually evaluated for impairment	—	—	87	—	—	1,139	—	305	1,531
Ending balance	$77,232	$34,295	$22,069	$24,883	$192,608	$220,612	$58,434	$97,094	$727,227
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$920	$345	$261	$330	$2,061	$985	$207	$676	$5,785
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	15	15
Ending balance	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

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

Nonaccrual Loans

Any loan that becomes 90 days delinquent or has the full collection of principal and interest in doubt will be considered for nonaccrual status. At the time a loan is placed on nonaccrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on nonaccrual does not relieve the borrower of the obligation to repay interest. A loan placed on nonaccrual may be restored to accrual status when all delinquent principal and interest has been brought current and the Company expects full payment of the remaining contractual principal and interest.

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$83,230	$42,102	$16,028	$29,773	$329,149	$500,282
6 Special Mention	2,283	—	—	346	—	2,629
7 Substandard	4,249	15	1,455	77	—	5,796
8 Doubtful	—	—	—	—	—	—
Total	$89,762	$42,117	$17,483	$30,196	$329,149	$508,707

	September 30, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$209,403	$47,319	$106,095	$362,817
Nonaccrual	104	—	92	196
Total	$209,507	$47,319	$106,187	$363,013

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$77,232	$34,278	$20,478	$24,504	$192,608	$349,100
6 Special Mention	—	—	—	379	—	379
7 Substandard	—	17	1,591	—	—	1,608
8 Doubtful	—	—	—	—	—	—
Total	$77,232	$34,295	$22,069	$24,883	$192,608	$351,087

	December 31, 2014
	Residential mortgage	Home equity	Other consumer	Total
Performing	$220,587	$58,434	$96,971	$375,992
Nonaccrual	25	—	123	148
Total	$220,612	$58,434	$97,094	$376,140

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$10	$10	$89,752	$89,762	$—	$10
Owner-occupied commercial real estate	—	—	—	—	42,117	42,117	—	—
Investor commercial real estate	—	—	—	—	17,483	17,483	—	—
Construction	—	—	—	—	30,196	30,196	—	—
Single tenant lease financing	—	—	—	—	329,149	329,149	—	—
Residential mortgage	—	24	45	69	209,438	209,507	104	—
Home equity	65	—	—	65	47,254	47,319	—	—
Other consumer	125	41	—	166	106,021	106,187	92	—
Total	$190	$65	$55	$310	$871,410	$871,720	$196	$10

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$77,232	$77,232	$—	$—
Owner-occupied commercial real estate	—	—	—	—	34,295	34,295	—	—
Investor commercial real estate	—	—	—	—	22,069	22,069	87	—
Construction	—	—	—	—	24,883	24,883	—	—
Single tenant lease financing	—	—	—	—	192,608	192,608	—	—
Residential mortgage	161	—	57	218	220,394	220,612	25	57
Home equity	—	—	—	—	58,434	58,434	—	—
Other consumer	249	56	53	358	96,736	97,094	123	4
Total	$410	$56	$110	$576	$726,651	$727,227	$235	$61

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance (ASC 310) when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Impaired loans include nonperforming commercial loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

The following table presents the Company’s impaired loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$—	$87	$87	$—
Residential mortgage	1,144	1,165	—	1,139	1,146	—
Other consumer	187	251	—	268	338	—
Total	1,331	1,416	—	1,494	1,571	—
Loans with a specific valuation allowance
Other consumer	—	—	—	37	51	15
Total	—	—	—	37	51	15
Total impaired loans	$1,331	$1,416	$—	$1,531	$1,622	$15

The table below presents average balances and interest income recognized for impaired loans during the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2015				September 30, 2014
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$28	$2	$568	$1	$810	$4
Residential mortgage	1,146	3	1,105	7	1,102	8	1,267	20
Other consumer	254	3	197	9	287	9	322	26
Total	1,400	6	1,330	18	1,957	18	2,399	50
Loans with a specific valuation allowance
Residential mortgage	—	—	20	—	32	—	32	—
Other consumer	—	—	18	1	80	2	77	3
Total	—	—	38	1	112	2	109	3
Total impaired loans	$1,400	$6	$1,368	$19	$2,069	$20	$2,508	$53

There were no residential mortgage loans in other real estate owned nor were there any loans in the process of foreclosure at September 30, 2015 or December 31, 2014.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Land	$2,500	$2,500
Building and improvements	4,330	3,018
Furniture and equipment	6,160	5,277
Less: accumulated depreciation	(4,482)	(3,734)
	$8,508	$7,061

Note 6:        Goodwill

The following table shows the changes in the carrying amount of goodwill for the periods ended September 30, 2015 and December 31, 2014.

Balance as of January 1, 2014	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2014	4,687
Changes in goodwill during the period	—
Balance as of September 30, 2015	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2015 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of the Company's common stock in the form of equity-based awards to employees, directors, and other eligible persons.  Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other share-based awards.  All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

The Company recorded $0.2 million and $0.6 million of share-based compensation expense for the three and nine month periods ended September 30, 2015, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.4 million of share-based compensation expense for the three and nine month periods ended September 30, 2014, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2015, and activity for the nine months ended September 30, 2015.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	—	$—	20,777	$25.09	—	$—
Granted	30,930	18.87	46,988	16.69	9	18.53
Vested	—	—	(34,832)	20.41	(9)	18.53
Forfeited	—	—	—	—	—	—
Nonvested at September 30, 2015	30,930	$18.87	32,933	$18.06	—	$—

At September 30, 2015, the total unrecognized compensation cost related to nonvested awards was $0.9 million with a weighted-average expense recognition period of 1.9 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2015.

Deferred Stock Rights
Outstanding, beginning of period	80,528
Granted	874
Exercised	—
Outstanding, end of period	81,402

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2015 or December 31, 2014.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014.

		September 30, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$35,624	$—	$35,624	$—
Municipal securities	15,224	—	15,224	—
Mortgage-backed securities	110,052	—	110,052	—
Asset-backed securities	19,423	—	19,423	—
Corporate securities	19,229	—	19,229	—
Other securities	3,013	3,013	—	—
Total available-for-sale securities	202,565	3,013	199,552	—
Loans held-for-sale (mandatory pricing agreements)	21,305	—	21,305	—
Forward contracts	(348)	(348)	—	—
Interest rate lock commitments	907	—	—	907

		December 31, 2014 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$13,552	$—	$13,552	$—
Mortgage-backed securities	117,048	—	117,048	—
Asset-backed securities	4,912	—	4,912	—
Other securities	2,006	2,006	—	—
Total available-for-sale securities	137,518	2,006	135,512	—
Loans held-for-sale (mandatory pricing agreements)	32,618	—	32,618	—
Forward contracts	(405)	(405)	—	—
Interest rate lock commitments	521	—	—	521

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, July 1, 2015	$—	$623
Total realized gains
Included in net income	—	284
Balance, September 30, 2015	$—	$907

Balance, July 1, 2014	$—	$447
Total realized losses
Included in net income	—	(58)
Balance, September 30, 2014	$—	$389

	Nine Months Ended
	Securities Available-for- Sale	Interest Rate Lock Commitments
Balance, January 1, 2015	$—	$521
Total realized gains
Included in net income	—	386
Balance, September 30, 2015	$—	$907

Balance as of January 1, 2014	$1,673	$79
Total realized losses
Included in net income	(259)	310
Included in other comprehensive income (loss)	(1,414)	—
Balance, September 30, 2014	$—	$389

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2015 or December 31, 2014.

  Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	907	Discounted cash flow	Loan closing rates	48% - 97%

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$521	Discounted cash flow	Loan closing rates	40% - 95%

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

Loans Held-for-Sale (best efforts pricing agreements)

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2015 and December 31, 2014.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2015 and December 31, 2014.

		September 30, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$20,645	$20,645	$—	$—
Interest-bearing time deposits	1,250	1,250	—	—
Loans held-for-sale (best efforts pricing agreements)	6,468	—	6,468
Loans receivable	876,578	—	—	886,967
Accrued interest receivable	3,581	3,581	—	—
Federal Home Loan Bank of Indianapolis stock	6,946	—	6,946	—
Deposits	899,750	441,790	—	459,489
Advances from Federal Home Loan Bank	150,946	—	140,328	—
Subordinated debt	2,937	—	3,033	—
Accrued interest payable	112	112	—	—

		December 31, 2014 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$28,289	$28,289	$—	$—
Interest-bearing time deposits	2,000	2,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,053	—	2,053	—
Loans receivable	732,426	—	—	733,538
Accrued interest receivable	2,833	2,833	—	—
Federal Home Loan Bank of Indianapolis stock	5,350	—	5,350	—
Deposits	758,598	383,847	—	377,067
Advances from Federal Home Loan Bank	106,897	—	107,743	—
Subordinated debt	2,873	—	3,094	—
Accrued interest payable	97	97	—	—

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

At September 30, 2015 and December 31, 2014, the notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows.

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$34,240	$907	$29,967	$521

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	46,500	(348)	55,012	(405)

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30, 2015 and 2014 were as follows.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$284	$(58)	$386	$310

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(588)	289	57	(248)

Note 10:        Subordinated Debentures

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

Subsequent to September 30, 2015, the Company issued $10.0 million principal amount of subordinated notes (the “Notes”) to an institutional accredited investor through a private placement offering. The Notes were issued on October 15, 2015 and bear a fixed rate of interest of 6.4375% per year, payable quarterly, and are scheduled to mature on October 1, 2025. The Notes may be repaid, without penalty, on any interest payment date on or after October 15, 2020. The Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

Note 11:     Recent Accounting Developments

Accounting Standards Update (“ASU” or “Update”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (April 2015)

This Update is part of an initiative to reduce complexity in accounting standards (the “Simplification Initiative”) implemented by the Financial Accounting Standards Board. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. This Update will apply retrospectively to all periods presented, beginning after December 15, 2015. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date (August 2015)

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Update 2014-09 provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments (September 2015)

This Update is part of the Simplification Initiative. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be implemented using the prospective method. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Results of Operations

The following table provides a summary of the Company's financial performance for the five most recent quarters and nine months ended September 30, 2015 and September 30, 2014.

(dollars in thousands except for share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Income Statement Summary:
Net interest income	$7,839	$7,572	$6,774	$6,375	$5,673	$22,185	$15,912
Provision (credit) for loan losses	454	304	442	387	(112)	1,200	(38)
Noninterest income	2,374	2,476	3,148	2,098	1,943	7,998	5,076
Noninterest expense	6,207	6,327	6,257	5,879	5,785	18,791	16,783
Income tax provision	1,229	1,152	1,160	742	661	3,541	1,384
Net income	$2,323	$2,265	$2,063	$1,465	$1,282	$6,651	$2,859
Per share and share information
Earnings per share - basic	$0.51	$0.50	$0.46	$0.33	$0.29	$1.47	$0.64
Earnings per share - diluted	0.51	0.50	0.46	0.32	0.28	1.46	0.63
Dividends declared per share	0.06	0.06	0.06	0.06	0.06	0.18	0.18
Book value per common share	22.95	22.28	22.16	21.80	21.35	22.95	21.35
Tangible book value per common share[1]	21.90	21.23	21.11	20.74	20.29	21.90	20.29
Common shares outstanding	4,484,513	4,484,513	4,484,513	4,439,575	4,439,575	4,484,513	4,439,575
Average common shares outstanding:
Basic	4,532,360	4,529,823	4,516,776	4,499,316	4,497,762	4,526,377	4,496,228
Diluted	4,574,455	4,550,034	4,523,246	4,514,505	4,511,291	4,549,447	4,505,801
Performance ratios
Return on average assets	0.82%	0.84%	0.84%	0.62%	0.59%	0.83%	0.45%
Return on average shareholders' equity	9.14%	9.15%	8.55%	6.07%	5.36%	8.95%	4.11%
Return on average tangible common equity[1]	9.58%	9.60%	8.98%	6.38%	5.64%	9.39%	4.32%
Net interest margin	2.84%	2.87%	2.84%	2.78%	2.68%	2.85%	2.60%
Capital ratios
Tangible common equity to tangible assets [1]	8.46%	8.66%	9.18%	9.54%	9.77%	8.46%	9.77%
Leverage ratio	8.81%	8.93%	9.52%	9.87%	10.52%	8.81%	10.52%
Common equity tier 1 capital ratio	10.74%	11.12%	11.99%	12.55%	13.22%	10.74%	13.22%
Tier 1 capital ratio	10.74%	11.12%	11.99%	12.55%	13.22%	10.74%	13.22%
Total risk-based capital ratio	11.90%	12.28%	13.18%	13.75%	14.45%	11.90%	14.45%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the third quarter 2015, net income was $2.3 million, or $0.51 per diluted share, compared to the third quarter 2014 net income of $1.3 million, or $0.28 per diluted share, resulting in an increase in net income of $1.0 million, or 81.2%. During the nine months ended September 30, 2015, net income was $6.7 million, or $1.46 per diluted share, compared to the nine months ended September 30, 2014, in which net income was $2.9 million, or $0.63 per diluted share.

The increase in net income in the third quarter 2015 compared to the third quarter 2014 was primarily due to a $2.2 million, or 38.2%, increase in net interest income and a $0.4 million, or 22.2%, increase in noninterest income, partially offset by a $0.6 million, or 85.9%, increase in income tax expense, a $0.6 million, or 505.4%, increase in provision for loan losses, and a $0.4 million, or 7.3%, increase in noninterest expense.

The increase in net income in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $6.3 million, or 39.4%, increase in net interest income and a $2.9 million, or 57.6%, increase in noninterest income, partially offset by a $2.2 million, or 155.9%, increase in income tax expense, a $2.0 million, or 12.0%, increase in noninterest expense, and a $1.2 million, or 3,257.9%, increase in provision for loan losses.

During the third quarter 2015, return on average assets and return on average shareholders’ equity were 0.82% and 9.14%, respectively, compared to 0.59% and 5.36%, respectively, for the third quarter 2014. During the nine months ended September 30, 2015, return on average assets and return on average shareholders' equity were 0.83% and 8.95%, respectively, compared to 0.45% and 4.11%, respectively, for the nine months ended September 30, 2014.

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

Consolidated Average Balance Sheets and Net Interest Income Analyses

(dollars in thousands)	Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$865,350	4.28%	$825,620	4.39%	$660,650	4.33%
Securities - taxable	176,722	2.23%	174,057	2.18%	139,569	1.94%
Securities - non-taxable	14,912	3.09%	7,807	3.03%	—	0.00%
Other earning assets	37,638	1.05%	49,001	0.68%	38,964	0.46%
Total interest-earning assets	1,094,622	3.82%	1,056,485	3.85%	839,183	3.76%

Allowance for loan losses	(7,223)		(6,545)		(5,248)
Noninterest earning-assets	36,342		35,178		34,426
Total assets	$1,123,741		$1,085,118		$868,361

Liabilities
Interest-bearing liabilities
Regular savings accounts	$25,500	0.59%	$23,873	0.57%	$16,932	0.59%
Interest-bearing demand deposits	75,965	0.55%	76,095	0.55%	69,635	0.55%
Money market accounts	297,545	0.71%	282,015	0.72%	272,697	0.73%
Certificates and brokered deposits	455,879	1.38%	440,752	1.36%	358,836	1.48%
Total interest-bearing deposits	854,889	1.05%	822,735	1.04%	718,100	1.08%
Other borrowed funds	139,731	1.24%	137,421	1.23%	29,748	4.21%
Total interest-bearing liabilities	994,620	1.08%	960,156	1.07%	747,848	1.21%
Noninterest-bearing deposits	23,267		20,697		21,960
Other noninterest-bearing liabilities	4,969		4,932		3,713
Total liabilities	1,022,856		985,785		773,521

Shareholders' equity	100,885		99,333		94,840
Total liabilities and shareholders' equity	$1,123,741		$1,085,118		$868,361

Interest rate spread[1]		2.74%		2.78%		2.55%
Net interest margin[2]		2.84%		2.87%		2.68%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total interest-earning assets

(dollars in thousands)	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$824,069	4.34%	$593,387	4.49%
Securities - taxable	165,456	2.15%	159,474	2.03%
Securities - non-taxable	7,627	3.07%	2,387	3.25%
Other earning assets	42,746	0.81%	63,403	0.41%
Total interest-earning assets	1,039,898	3.84%	818,651	3.69%

Allowance for loan losses	(6,555)		(5,373)
Noninterest earning-assets	35,362		36,654
Total assets	$1,068,705		$849,932

Liabilities
Interest-bearing liabilities
Regular savings accounts	$23,836	0.58%	$18,160	0.60%
Interest-bearing demand deposits	75,824	0.55%	70,831	0.55%
Money market accounts	284,709	0.72%	267,672	0.73%
Certificates and brokered deposits	429,152	1.37%	345,720	1.51%
Total interest-bearing deposits	813,521	1.04%	702,383	1.09%
Other borrowed funds	129,089	1.37%	29,831	4.21%
Total interest-bearing liabilities	942,610	1.09%	732,214	1.22%
Noninterest-bearing deposits	22,080		19,661
Other noninterest-bearing liabilities	4,650		4,947
Total liabilities	969,340		756,822

Shareholders' equity	99,365		93,110
Total liabilities and shareholders' equity	$1,068,705		$849,932

Interest rate spread[1]		2.75%		2.47%
Net interest margin[2]		2.85%		2.60%
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

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended September 30, 2015 vs. June 30, 2015 Due to Changes in			Three Months Ended September 30, 2015 vs. September 30, 2014 Due to Changes in			Nine Months Ended September 30, 2015 vs. September 30, 2014 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,380	$(1,097)	$283	$2,669	$(561)	$2,108	$7,939	$(1,098)	$6,841
Securities – taxable	20	29	49	198	112	310	93	147	240
Securities – non-taxable	56	1	57	116	—	116	122	(5)	117
Other earning assets	(103)	120	17	(10)	65	55	(112)	175	63
Total	1,353	(947)	406	2,973	(384)	2,589	8,042	(781)	7,261

Interest expense
Interest-bearing deposits	99	24	123	639	(337)	302	1,017	(407)	610
Other borrowed funds	11	5	16	1,586	(1,465)	121	1,723	(1,345)	378
Total	110	29	139	2,225	(1,802)	423	2,740	(1,752)	988

Increase in net interest income	$1,243	$(976)	$267	$748	$1,418	$2,166	$5,302	$971	$6,273

Net interest income for the third quarter 2015 was $7.8 million, increasing $2.2 million, or 38.2%, compared to $5.7 million for the third quarter 2014. Net interest margin was 2.84% for the third quarter 2015 compared to 2.68% for the third quarter 2014. The increases in net interest income and net interest margin were primarily driven by an increase of $255.4 million, or 30.4%, in the balance of average interest-earning assets for the third quarter 2015 compared to the third quarter 2014, as well as changes in the composition of the Company’s balance sheet which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the third quarter 2015, as compared to the third quarter 2014, was the result of a $2.6 million, or 32.6%, increase in total interest income to $10.5 million for the third quarter 2015 from $7.9 million for the third quarter 2014. The increase in total interest income was partially offset by a $0.4 million, or 18.6%, increase in total interest expense to $2.7 million for the third quarter 2015 from $2.3 million for the third quarter 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $204.7 million, or 31.0%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $52.1 million, or 37.3%, in the average balance of securities for the third quarter 2015 compared to the third quarter 2014. The increase in total interest income was also due to a 36 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 5 basis points (“bps”).

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $136.8 million, or 19.0%, increase in the average balance of interest-bearing deposits for the third quarter 2015 compared to the third quarter 2014. The increase in total interest expense was partially offset by a decline in the cost of funds relating to interest-bearing deposits of 3 bps. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $110.0 million, or 369.7%, increase in the average balance of other borrowed funds for the third quarter 2015 compared to the third quarter 2014, partially offset by a decline of 297 bps in the cost of other borrowed funds.

Net interest income for the nine months ended September 30, 2015 was $22.2 million, increasing $6.3 million, or 39.4%, compared to $15.9 million for the nine months ended September 30, 2014. Net interest margin was 2.85% for the nine months ended September 30, 2015 compared to 2.60% for the nine months ended September 30, 2014. The increases in net interest income and net interest margin were primarily driven by an increase in average interest-earning assets of $221.2 million, or 27.0% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as well as changes in the composition of the Company’s balance sheet, which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was the result of a $7.3 million, or 32.1%, increase in total interest income to $29.9 million for the nine months ended September 30, 2015 compared to $22.6 million for the nine months ended September 30, 2014. The increase in total interest income was partially offset by a $1.0 million, or 14.8%, increase in total interest expense to $7.7 million for the nine months ended September 30, 2015 compared to $6.7 million for the nine months ended September 30, 2014.
The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $230.7 million, or 38.9%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $11.2 million, or 6.9%, in the average balance of securities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in total interest income was also due to a 14 bp increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 15 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $111.1 million, or 15.8%, increase in the average balance of interest-bearing deposits for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, partially offset by a decline of 5 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $99.3 million, or 332.7%, increase in the average balance of other borrowed funds for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, partially offset by a decline of 284 bps in the cost of other borrowed funds.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and for the nine month periods ended September 30, 2015 and September 30, 2014.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Service charges and fees	$202	$193	$176	$174	$179	$571	$533
Mortgage banking activities	2,095	2,214	2,886	1,842	1,638	7,195	3,767
Gain on sale of securities	—	—	—	—	54	—	538
Loss on asset disposals	(27)	(33)	(14)	(19)	(28)	(74)	(59)
Other	104	102	100	101	100	306	297
Total noninterest income	$2,374	$2,476	$3,148	$2,098	$1,943	$7,998	$5,076

During the third quarter 2015, noninterest income totaled $2.4 million, representing an increase of $0.4 million, or 22.2% compared to $1.9 million for the third quarter 2014. The increase in noninterest income was driven by an increase of $0.5 million, or 27.9%, in mortgage banking activities resulting from higher origination volumes. The increase in mortgage banking activities was partially offset by a $0.1 million decline in gains related to sales of securities.

During the nine months ended September 30, 2015, noninterest income totaled $8.0 million, representing an increase of $2.9 million, or 57.6%, compared to $5.1 million for the nine months ended September 30, 2014. The increase in noninterest income was driven by an increase of $3.4 million, or 91.0%, in mortgage banking activities resulting from higher origination volumes and an improvement in gain on sale margin. The increase in mortgage banking activities was partially offset by a $0.5 million decline in gains related to sales of securities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and for the nine month periods ended September 30, 2015 and September 30, 2014.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Salaries and employee benefits	$3,446	$3,787	$3,578	$3,129	$3,264	$10,811	$9,219
Marketing, advertising and promotion	544	334	452	307	381	1,330	1,148
Consulting and professional services	544	564	592	595	409	1,700	1,307
Data processing	248	233	248	277	245	729	718
Loan expenses	97	181	181	168	208	459	458
Premises and equipment	676	691	642	733	742	2,009	2,204
Deposit insurance premium	163	160	150	154	155	473	437
Other	489	377	414	516	381	1,280	1,292
Total noninterest expense	$6,207	$6,327	$6,257	$5,879	$5,785	$18,791	$16,783

Noninterest expense for the third quarter 2015 was $6.2 million, compared to $5.8 million for the third quarter 2014. The increase of $0.4 million, or 7.3%, compared to the third quarter 2014 was due to an increase of $0.2 million in salaries and employee benefits, an increase of $0.2 million in marketing, advertising and promotion, an increase of $0.1 million in consulting and professional services, and an increase $0.1 million in other expenses, slightly offset by decreases of $0.1 million in loan expenses and $0.1 million in premises and equipment expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth. The increase in marketing, advertising and promotion was due to higher sponsorships and online channel origination costs related to the increase in mortgage origination activity. The increase in consulting and professional services was due primarily to an increase in legal expenses consistent with the Company's balance sheet and operational growth from the year ago quarter.

Noninterest expense for the nine months ended September 30, 2015 was $18.8 million, compared to $16.8 million for the nine months ended September 30, 2014. The increase of $2.0 million, or 12.0%, compared to the nine months ended September 30, 2014 was due to an increase of $1.6 million in salaries and employee benefits, an increase of $0.4 million in consulting and professional services, and an increase of $0.2 million in marketing, advertising and promotion, slightly offset by a decrease of $0.2 million in premises and equipment expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth and increased equity compensation expense. The increase in marketing, advertising and promotion was due to higher online channel origination costs related to the increase in mortgage origination activity. The increase in consulting and professional services was due primarily to an increase in legal and consulting expenses consistent with the Company's balance sheet and operational growth from the year ago period.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total assets	$1,166,170	$1,104,645	$1,035,677	$970,503	$926,883
Loans receivable	876,578	814,243	767,682	732,426	695,929
Securities available-for-sale	202,565	190,767	163,676	137,518	128,203
Loans held-for-sale	27,773	29,872	27,584	34,671	27,547
Noninterest-bearing deposits	22,338	20,994	19,178	21,790	20,359
Interest-bearing deposits	877,412	835,509	801,991	736,808	717,611
Total deposits	899,750	856,503	821,169	758,598	737,970
Total shareholders' equity	102,912	99,908	99,362	96,785	94,774

Total assets were $1.2 billion at September 30, 2015, compared to $970.5 million at December 31, 2014, representing an increase of $195.7 million, or 20.2%. The increase in total assets was due primarily to increases of $144.2 million, or 19.7%, in loans receivable, and $65.0 million, or 47.3%, in securities available-for-sale, partially offset by a $6.9 million, or 19.9%, decrease in loans held-for-sale.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company's loan portfolio for the last five quarters.

(dollars in thousands)	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Commercial loans
Commercial and industrial	$89,762	10.2%	$89,316	11.0%	$83,849	11.0%	$77,232	10.5%	$72,099	10.4%
Owner-occupied commercial real estate	42,117	4.8%	39,405	4.8%	38,536	5.0%	34,295	4.7%	31,637	4.5%
Investor commercial real estate	17,483	2.0%	20,163	2.5%	18,491	2.4%	22,069	3.0%	20,567	3.0%
Construction	30,196	3.4%	20,155	2.5%	26,847	3.5%	24,883	3.4%	17,936	2.6%
Single tenant lease financing	329,149	37.6%	279,891	34.4%	227,229	29.6%	192,608	26.3%	165,738	23.8%
Total commercial loans	508,707	58.0%	448,930	55.2%	394,952	51.5%	351,087	47.9%	307,977	44.3%
Consumer loans
Residential mortgage	209,507	23.9%	207,703	25.5%	215,910	28.1%	220,612	30.1%	220,499	31.7%
Home equity	47,319	5.4%	49,662	6.1%	54,838	7.2%	58,434	8.0%	61,799	8.9%
Other consumer	106,187	12.1%	103,157	12.6%	97,192	12.6%	97,094	13.3%	100,074	14.3%
Total consumer loans	363,013	41.4%	360,522	44.2%	367,940	47.9%	376,140	51.4%	382,372	54.9%
Deferred loan origination costs and premiums and discounts on purchased loans	4,858	0.6%	4,791	0.6%	4,790	0.6%	5,199	0.7%	5,580	0.8%
Total loans receivable	876,578	100.0%	814,243	100.0%	767,682	100.0%	732,426	100.0%	695,929	100.0%
Allowance for loan losses	(7,671)		(7,073)		(6,378)		(5,800)		(5,464)
Net loans receivable	$868,907		$807,170		$761,304		$726,626		$690,465

Total loans receivable as of September 30, 2015 were $876.6 million, increasing $144.2 million, or 19.7%, compared to $732.4 million as of December 31, 2014. Total commercial loans increased $157.6 million, or 44.9%, as of September 30, 2015, compared to December 31, 2014, due to increases of $136.5 million, or 70.9%, in single tenant lease financing, $12.5 million, or 16.2%, in commercial and industrial, $7.8 million, or 22.8%, in owner-occupied commercial real estate, and $5.3 million, or 21.4%, in construction. These increases were partially offset by a decline of $4.6 million, or 20.8%, in investor commercial real estate.

Total consumer loans declined $13.1 million, or 3.5%, as of September 30, 2015, compared to December 31, 2014, due primarily to decreases of $11.1 million, or 5.0%, in residential mortgages and $11.1 million, or 19.0%, in home equity loans. These decreases were partially offset by an increase of $9.1 million, or 9.4%, in other consumer loans.

Asset Quality

(dollars in thousands)
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans
Investor commercial real estate	$—	$—	$83	$87	$89
Total commercial loans	—	—	83	87	89
Consumer loans:
Residential mortgage	104	119	61	25	57
Other consumer	92	69	102	123	153
Total consumer loans	196	188	163	148	210
Total nonaccrual loans	196	188	246	235	299

Past Due 90 days and accruing loans
Commercial loans
Commercial and industrial	10	—	—	—	—
Total commercial loans	10	—	—	—	—
Consumer loans:
Residential mortgage	—	—	—	57	96
Other consumer	—	—	—	4	5
Total consumer loans	—	—	—	61	101
Total past due 90 days and accruing loans	10	—	—	61	101

Total nonperforming loans	206	188	246	296	400

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	—	—	—	—	57
Total other real estate owned	4,488	4,488	4,488	4,488	4,545

Other nonperforming assets	30	89	84	82	122

Total nonperforming assets	$4,724	$4,765	$4,818	$4,866	$5,067

Total nonperforming loans to total loans receivable	0.02%	0.02%	0.03%	0.04%	0.06%
Total nonperforming assets to total assets	0.41%	0.43%	0.47%	0.50%	0.55%

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets.

Troubled Debt Restructurings

(dollars in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Troubled debt restructurings – nonaccrual	$—	$—	$5	$5	$25
Troubled debt restructurings – performing	1,134	1,150	1,164	1,125	1,154
Total troubled debt restructurings	$1,134	$1,150	$1,169	$1,130	$1,179

Total nonperforming loans declined $0.1 million, or 30.4%, to $0.2 million as of September 30, 2015 compared to $0.3 million as of December 31, 2014. Other nonperforming assets declined $0.1 million, or 63.4%, as of September 30, 2015 compared to December 31, 2014. The decrease in total nonperforming assets was due primarily to declines in loans 90 days past due and accruing, nonaccrual loans, and other nonperforming assets. As a result, the ratio of nonperforming loans to total loans receivable improved to 0.02% as of September 30, 2015 compared to 0.04% as of December 31, 2014, and the ratio of nonperforming assets to total assets improved to 0.41% as of September 30, 2015 compared to 0.50% as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

Allowance for Loan Losses

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$7,073	$6,378	$5,800	$5,464	$5,140	$5,800	$5,426
Provision (credit) charged to expense	454	304	442	387	(112)	1,200	(38)
Losses charged off	(76)	(232)	(228)	(200)	(111)	(536)	(657)
Recoveries	220	623	364	149	547	1,207	733
Balance, end of period	$7,671	$7,073	$6,378	$5,800	$5,464	$7,671	$5,464

The allowance for loan losses was $7.7 million as of September 30, 2015, compared to $5.8 million as of December 31, 2014. The increase of $1.9 million, or 32.3%, was due primarily to the continued growth in commercial loan balances. During the third quarter 2015, the Company recorded net recoveries of $0.1 million, compared to net recoveries of $0.4 million during the third quarter 2014. During the nine months ended September 30, 2015, the Company recorded net recoveries of $0.7 million, compared to $0.1 million of net recoveries during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the net recoveries were driven primarily by a $0.5 million recovery of an investor commercial real estate loan that had been previously charged-off and a $0.4 million recovery of a residential mortgage loan, of which $0.3 million related to the recapture of principal previously charged-off. The recoveries were offset by charge-offs of $0.5 million in residential mortgage and other consumer loans. During the nine months ended September 30, 2014, the net recoveries were driven primarily by a $0.5 million recovery of an investor commercial real estate loan. The recoveries were offset by charge offs of $0.7 million, primarily related to residential mortgage and other consumer loans.

The allowance for loan losses as a percentage of total loans receivable increased to 0.88% as of September 30, 2015, compared to 0.79% as of December 31, 2014, and as a percentage of nonperforming loans increased to 3,723.8% as of September 30, 2015, compared to 1,959.5% as of December 31, 2014. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily driven by a $1.9 million increase in the allowance related to total commercial loans at September 30, 2015 compared to December 31, 2014.  Under the Company’s allowance for loan losses methodology, commercial loans are assigned higher reserve factors than consumer loans.  Since December 31, 2014, commercial loan growth has outpaced consumer loan growth, and as of September 30, 2015, total commercial loans represented 58.0% of total loans receivable compared to 47.9% as of December 31, 2014.  The combination of higher growth and higher reserve factors related to commercial loans resulted in the increased percentage of allowance for loan losses to total loans receivable.  The increase in the allowance for loan losses as a percentage of nonperforming loans was also due to the increase in the allowance related to total commercial loans as well as the decline in nonperforming loans.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$36,006	$27,993	$28,238	$13,680	$16,049
Municipal securities	15,213	15,219	—	—	—
Mortgage-backed securities	109,645	107,055	112,401	117,134	111,524
Asset-backed securities	19,438	19,430	19,428	4,913	—
Corporate securities	20,000	20,000	—	—	—
Other securities	3,000	3,000	3,000	2,000	2,000
Total securities available-for-sale	$203,302	$192,697	$163,067	$137,727	$129,573

Approximate Fair Value	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Securities available-for-sale
U.S. Government-sponsored agencies	$35,624	$27,572	$28,063	$13,552	$15,725
Municipal securities	15,224	14,779	—	—	—
Mortgage-backed securities	110,052	106,674	113,132	117,048	110,489
Asset-backed securities	19,423	19,452	19,457	4,912	—
Corporate securities	19,229	19,305	—	—	—
Other securities	3,013	2,985	3,024	2,006	1,989
Total securities available-for-sale	$202,565	$190,767	$163,676	$137,518	$128,203

The approximate fair value of investment securities available-for-sale increased $65.0 million, or 47.3%, to $202.6 million as of September 30, 2015 compared to $137.5 million as of December 31, 2014. The increase was due primarily to increases of $19.2 million in corporate securities, $15.2 million in municipal securities, $14.5 million in asset-backed securities and $22.1 million in U.S. government-sponsored agencies, partially offset by a decrease of $7.0 million in mortgage-backed securities. During the nine month period ended September 30, 2015, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income while supporting liquidity and interest rate risk management.

Deposits

The following table presents the composition of the Company's deposit base for the last five quarters.

(dollars in thousands)	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Noninterest-bearing deposits	$22,338	2.5%	$20,994	2.5%	$19,178	2.3%	$21,790	2.9%	$20,359	2.8%
Interest-bearing demand deposits	79,031	8.8%	77,822	9.1%	82,982	10.1%	74,238	9.8%	71,762	9.7%
Regular savings accounts	26,316	2.9%	24,405	2.8%	23,367	2.8%	20,776	2.7%	17,503	2.4%
Money market accounts	314,105	34.9%	278,791	32.5%	280,740	34.2%	267,046	35.2%	275,901	37.4%
Certificates of deposits	444,396	49.4%	440,936	51.5%	401,347	48.9%	361,202	47.6%	334,636	45.3%
Brokered deposits	13,564	1.5%	13,555	1.6%	13,555	1.7%	13,546	1.8%	17,809	2.4%
Total	$899,750	100.0%	$856,503	100.0%	$821,169	100.0%	$758,598	100.0%	$737,970	100.0%

Total deposits increased $141.2 million, or 18.6%, to $899.8 million as of September 30, 2015 as compared to $758.6 million as of December 31, 2014. This increase was due primarily to increases of $83.2 million, or 23.0%, in certificates of deposit, $47.1 million, or 17.6%, in money market accounts, $5.5 million, or 26.7%, in regular savings accounts, $4.8 million, or 6.5%, in interest-bearing demand deposits, and $0.5 million, or 2.5%, in noninterest-bearing deposits.

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

The following table presents actual and required capital ratios as of September 30, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

(dollars in thousands)	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$98,699	10.74%	$41,366	4.50%	$64,347	7.00%	N/A	N/A
Bank	91,582	9.98%	41,278	4.50%	64,210	7.00%	59,623	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	98,699	10.74%	55,155	6.00%	78,136	8.50%	N/A	N/A
Bank	91,582	9.98%	55,037	6.00%	77,969	8.50%	73,382	8.00%
Total capital to risk-weighted assets
Consolidated	109,376	11.90%	73,540	8.00%	96,521	10.50%	N/A	N/A
Bank	99,259	10.82%	73,382	8.00%	96,314	10.50%	91,728	10.00%
Leverage ratio
Consolidated	98,699	8.81%	44,823	4.00%	44,823	4.00%	N/A	N/A
Bank	91,582	8.19%	44,724	4.00%	44,724	4.00%	55,905	5.00%

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

Shareholders' Dividends

The Company’s Board of Directors declared a cash dividend for the third quarter 2015 of $0.06 per share of common stock payable October 15, 2015 to shareholders of record as of September 30, 2015. As previously announced, subsequent to September 30, 2015, the Company's Board of Directors also declared a cash dividend for the fourth quarter 2015 of $0.06 per share of common stock payable January 15, 2016 to shareholders of record as of December 31, 2015. The Company expects to continue to pay dividends on a quarterly basis; however, the declaration and amount of any future dividends will be determined by the Board of Directors on the basis of financial condition, earnings, regulatory constraints, and other factors.

Capital Resources

The Company believes its capital resources are sufficient to meet its current and expected needs, including any cash dividends it may pay. However, the Company may require additional capital resources to accommodate continued growth.

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhance interest rate risk management through borrowings, which are generally advances from the Federal Home Loan Bank.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet our financial commitments. At September 30, 2015, on a consolidated basis, the Company had $224.5 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $27.8 million in loans held-for-sale that were generally available for our cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2015, the Bank had the ability to borrow an additional $117.4 million in advances from the Federal Home Loan Bank and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2015, the Company, on an unconsolidated basis, had $8.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2015, approved outstanding loan commitments, including unused lines of credit, amounted to $151.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2015 totaled $269.9 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and nine months ended September 30, 2015 and September 30, 2014.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	September 30, 2015	September 30, 2014
Total equity - GAAP	$102,912	$99,908	$99,362	$96,785	$94,774	$102,912	$94,774
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$98,225	$95,221	$94,675	$92,098	$90,087	$98,225	$90,087

Total assets - GAAP	$1,166,170	$1,104,645	$1,035,677	$970,503	$926,883	$1,166,170	$926,883
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,161,483	$1,099,958	$1,030,990	$965,816	$922,196	$1,161,483	$922,196

Total common shares outstanding	4,484,513	4,484,513	4,484,513	4,439,575	4,439,575	4,484,513	4,439,575

Book value per common share	$22.95	$22.28	$22.16	$21.80	$21.35	$22.95	$21.35
Effect of goodwill	(1.05)	(1.05)	(1.05)	(1.06)	(1.06)	(1.05)	(1.06)
Tangible book value per common share	$21.90	$21.23	$21.11	$20.74	$20.29	$21.90	$20.29

Total shareholders’ equity to assets ratio	8.82%	9.04%	9.59%	9.97%	10.23%	8.82%	10.23%
Effect of goodwill	(0.36)	(0.38)	(0.41)	(0.43)	(0.46)	(0.36)	(0.46)
Tangible common equity to tangible assets ratio	8.46%	8.66%	9.18%	9.54%	9.77%	8.46%	9.77%

Total average equity - GAAP	$100,885	$99,333	$97,844	$95,832	$94,840	$99,365	$93,110
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$96,198	$94,646	$93,157	$91,145	$90,153	$94,678	$88,423

Return on average shareholders' equity	9.14%	9.15%	8.55%	6.07%	5.36%	8.95%	4.11%
Effect of goodwill	0.44%	0.45%	0.43%	0.31%	0.28%	0.44%	0.21%
Return on average tangible common equity	9.58%	9.60%	8.98%	6.38%	5.64%	9.39%	4.32%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Refer to Note 11 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from our mortgage loans held-for-sale. At September 30, 2015 and December 31, 2014, the Company had commitments to sell residential real estate loans of $46.5 million and $55.1 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for the Company is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company's equity resulting from changes in market interest rates and arises in the normal course of business to the extent that there are timing and volume differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.
The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process. The Company continually reviews and refines the assumptions used in its interest rate risk modeling.
Presented below is the estimated impact on the Company's NII and EVE position as of September 30, 2015, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(2.67)%	1.15%	1.46%
EVE	(5.09)%	(0.55)%	(3.16)%
1 Because certain current interest rates are at or below 1.00%, the 100 basis point downward shock assumes that certain corresponding interest rates approach an implied floor that, in effect, reflects a decrease of less than the full 100 basis point downward shock.
The Company’s objective is to manage the balance sheet with a bias toward asset sensitivity while simultaneously balancing the potential earnings impact of this strategy. A “risk-neutral” position refers to the absence of a strong bias toward either asset or liability sensitivity.  An “asset sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher net interest income when interest rates, primarily short-term rates, increase as rates earned on interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on interest-bearing liabilities would reprice.  A “liability sensitive” position refers to when the characteristics of the balance sheet are expected to generate lower net interest income when short-term interest rates increase as rates paid on interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on interest-earning assets.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

FIRST INTERNET BANCORP

Date: 11/3/2015	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 11/3/2015	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President & Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically