Form 10-K
period 2015-12-31
First Internet Bancorp
filed 2016-03-10
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2015.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common stock, without par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $100.6 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 7, 2016, the registrant had 4,486,024 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements could be adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

First Internet Bancorp

ii

PART I

Item 1.        Business

General

First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

When we refer to “First Internet Bancorp,” the “Company,” “we,” “us” and “our” in the remainder of this annual report on Form 10-K, we mean First Internet Bancorp and its consolidated subsidiaries, unless the context indicates otherwise. References to “First Internet Bank” or the “Bank” refer to First Internet Bank of Indiana, an Indiana chartered bank and wholly owned subsidiary of the Company. The Bank has one wholly owned subsidiary, JKH Realty Services, LLC, which was established on August 20, 2012 as a single member LLC to manage other real estate owned properties as needed.

We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. We have diversified our operations by adding commercial real estate (“CRE”) lending, including nationwide single tenant lease financing and commercial and industrial (“C&I”) lending, including business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors. We have no significant customer concentrations within our loan portfolio.

As of December 31, 2015, we had total assets of $1.3 billion, total liabilities of $1.2 billion, and shareholders’ equity of $104.3 million. We employed 152 full-time equivalent employees at December 31, 2015.
Our principal executive offices are located at 11201 USA Parkway, Fishers, Indiana 46037 and our telephone number is (317) 532-7900.

Business Strategies

Our business model is significantly different from that of a typical community bank. We do not have a conventional brick and mortar branch system, but instead operate through our scalable Internet banking platform. The market area for our residential real estate lending, consumer lending, and deposit gathering activities is the entire United States. We also offer single tenant lease financing on a nationwide basis. Our other commercial banking activities, including CRE and C&I loans, corporate credit cards, and corporate treasury management services, are offered by our commercial banking team to businesses primarily within Central Indiana, Phoenix, Arizona and adjacent markets.
Performance
Growth. Total assets have increased 116.9% from $585.4 million at December 31, 2011 to $1.3 billion at December 31, 2015. This increase was driven primarily by strong organic growth. During the same time period, loans receivable increased from $335.2 million to $953.9 million and deposits increased from $486.7 million to $956.1 million, increases of 184.5% and 96.5%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking platform that allows us to target a broad reach of customers across all 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2015, commercial loans comprised 61.1% of loans receivable compared to 16.1% at December 31, 2011.
Earnings Trend. Net income has increased 180.3% from $3.2 million for the twelve months ended December 31, 2011 to $8.9 million for the twelve months ended December 31, 2015. Diluted earnings per share have increased 76.6% from $1.11 for the twelve months ended December 31, 2011 to $1.96 for the twelve months ended December 31, 2015.
Asset Quality. We have maintained a high quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, and a diverse national and local customer base. At December 31, 2015, our nonperforming assets to total assets was 0.37%, our nonperforming loans to total loans receivable was 0.02% and our allowance for loan losses to total loans receivable was 0.88%.

Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We also primarily conduct commercial banking and related activities on a local basis, except for single tenant lease financing which is offered nationwide. Our overriding strategic focus is enhancing franchise and shareholder value while maintaining strong risk management policies and procedures. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in consumer and commercial banking, effective underwriting, strong asset quality and efficient technology-driven operations.
National Focus on Deposit and Consumer Banking Growth. Our first product offerings were basic deposit accounts, certificates of deposit, electronic bill pay and credit cards. Within 90 days of opening, we had accounts with consumers in all 50 states. Over the years, we added consumer loans, lines of credit, home equity loans and single-family mortgages. Our footprint for deposit gathering and these consumer lending activities is the entire nation. With the use of our Internet-based technology platform, we do not face geographic boundaries that traditional banks must overcome for customer acquisition. Armed with smart phones, tablets and computers, our customers can access our online banking system, bill pay, and remote deposit capture 24 hours a day, seven days a week, on a real-time basis. In addition, we have dedicated banking specialists who can service customer needs via telephone, email or online chat. We intend to continue to expand our deposit base by leveraging technology and through cross-selling capabilities as well as targeted marketing efforts.
Commercial Banking Growth. We have continued to diversify our operations by adding commercial banking to complement our consumer platform. We offer traditional CRE loans, single tenant lease financing, C&I loans, corporate credit cards and treasury management services. Our commercial lending teams consist of seasoned commercial bankers, most of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders leverage deep market knowledge and experience to serve commercial borrowers with a relationship-based approach. We are continuing to develop new products and services for this market which is expected to produce additional revenue. We also intend to grow and expand our commercial banking platform by hiring additional seasoned loan officers and relationship managers with specialized market or product expertise.
Experience. Our management team and our Board of Directors are integral to our success. Our management team and Board of Directors are led by David B. Becker, the founder of First Internet Bank of Indiana. Mr. Becker is a seasoned business executive and entrepreneur with over three decades of management experience in the financial services and financial technology space, and has served as Chief Executive Officer since 2005. Mr. Becker has been the recipient of numerous business awards, including Ernst & Young Entrepreneur of the Year in 2001, and was inducted into the Central Indiana Business Hall of Fame in 2008. The senior management team consists of individuals with backgrounds in both regional and community banking and financial technology services. The senior management team is complemented by a dedicated Board of Directors with a wide range of experience from careers in financial services, legal and regulatory services, and industrial services.
Profitability. We intend to continue to leverage our technology, our long-term customer relationships and our noninterest income sources to drive profitability. As we continue to grow, we believe that our model will produce a greater level of efficiency than more traditional community banks, with the goal of higher returns on assets and shareholders’ equity.
Maintain Asset Quality, Diversified Loan Portfolio and Effective Underwriting. We place an emphasis on our strong credit culture and strict underwriting standards of diverse loan products to maintain our excellent credit quality. As of December 31, 2015, the composition of our loan portfolio was 38.4% consumer loans, 61.1% commercial loans and 0.5% net deferred loan origination costs and premiums and discounts on purchased loans. As of December 31, 2011, the composition of our loan portfolio was 82.9% consumer loans, 16.1% commercial loans and 1.0% net deferred loan origination costs and premiums and discounts on purchased loans.
Efficiency Through Technology. To date, we have pursued growth in a prudent and disciplined fashion. We will continue to monitor our efficiency ratio and intend to invest in and utilize technology to compete more effectively as we grow in the future. Through our online account access services, augmented by our team of dedicated banking specialists, we can satisfy the needs of our retail and commercial customers in an efficient manner. Our data processing systems run on a “real-time” basis, unlike many banks that run a “batch system,” so customers benefit from an up-to-the-minute picture of their financial position, particularly our commercial customers who complete numerous transactions in a single day. We believe we have built a scalable banking infrastructure based upon technology, rather than a traditional branch network, and that our Internet banking processes are capable of supporting continued growth while improving operational efficiencies.
Expand Market Share Through Disciplined Acquisition Strategy. We may expand through acquisitions on an opportunistic basis, primarily as a means of securing additional asset generation capabilities and product or geographic expertise.

Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of residential real estate loans, home equity loans and lines of credit, and consumer loans, and loans to commercial clients, which include commercial loans, commercial real estate loans, lines of credit, letters of credit, and single tenant lease financing. Residential real estate loans are either kept in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized within noninterest income. Refer to Note 4 of the financial statements for further discussion of each loan portfolio segment.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers and a deposit-taking ATM network. Additionally, we had approximately $12.8 million in brokered time deposits at December 31, 2015 that were originated in prior years.

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

By providing robust online capabilities, quality customer service and competitive pricing for the products and services offered, we have been able to develop relationships with our customers and build brand loyalty. As a result, we are not dependent upon costly account acquisition campaigns to attract new customers on a continual basis.

Market Areas

The market area for our residential real estate lending, consumer lending and deposit gathering activities is the entire United States. We also offer single tenant lease financing on a nationwide basis. Our other commercial banking activities, including CRE and C&I loans, corporate credit cards, and corporate treasury management services, are offered by our commercial banking team to businesses primarily within Central Indiana, Phoenix, Arizona, and adjacent markets.

Competition

The markets in which we compete to make loans and attract deposits are highly competitive.

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, EverBank and Bank of Internet. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and Loan Depot. However, we also compete with the major banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our traditional commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including Key Bank, PNC Bank, Chase, BMO Harris, Huntington National Bank and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Bank of Arizona and CoBiz Bank. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. Examples of these competitors include Wells Fargo, Everbank and StanCorp. These competitors may have significantly greater financial resources and higher lending limits than we do, and may also offer specialized products and services that we do not.

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

Regulation and Supervision

General

Because the Company is a public company, it is subject to regulation by the Securities and Exchange Commission (the “SEC”). Under these regulations, the Company is considered to be an accelerated filer and, as such, must comply with SEC reporting requirements applicable to accelerated filers.

The Company and the Bank are extensively regulated under federal and state law. The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file reports with the Federal Reserve on a quarterly basis.

The Bank is an Indiana-chartered bank formed pursuant to the Indiana Financial Institutions Act (the “IFIA”). As such, the Bank is regularly examined by and subject to regulations promulgated by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC as its primary federal bank regulator. The Bank is not a member of the Federal Reserve System.

The regulatory environment affecting the Company has been and continues to be altered by the enactment of new statutes and the adoption of new regulations as well as by revisions to, and evolving interpretations of, existing regulations. State and federal banking agencies have significant discretion in the conduct of their supervisory and enforcement activities and their examination policies. Any change in such practices and policies could have a material impact on the Company’s operations and shareholders.

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

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate or restrict the treatment of trust preferred securities as Tier 1 capital based on the asset size of an institution. The Company has never issued any trust preferred securities. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts through December 31, 2012. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now being calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) has been raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act barred certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial organizations engaging in such activities.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) as an independent agency within the Board of Governors of the Federal Reserve System. The CFPB has the exclusive authority to administer, enforce, and otherwise implement federal consumer financial laws, which includes the power to make rules, issue orders, and issue guidance governing the provision of consumer financial products and services. The CFPB has exclusive federal consumer law supervisory authority and primary enforcement authority over insured depository institutions with assets totaling over $10 billion. Authority for institutions with $10 billion or less rests with the prudential regulator, and in the case of the Bank will be enforced by the FDIC. The CFPB was also required to establish four offices: 1) Office of Fair Lending and Equal Opportunity, 2) Office of Financial Education, 3) Office of Service Member Affairs, and 4) Office of Financial Protection for Older Americans. Additionally, the Bureau was required to establish a Consumer Advisory Board to advise and consult with the Bureau in the exercise of its functions. Further, the Dodd-Frank Act established the Office of Financial Research, which has the power to require reports from other financial services companies.

On December 10, 2013, five federal agencies published the final “Volcker Rule” pursuant to the Dodd-Frank Act. Among other things, the Volcker Rule imposes significant limitations on certain activities by covered banks and bank holding companies, including restrictions on holding certain types of securities, proprietary trading and private equity investing. Most of the limitations imposed by the Volcker Rule are not likely to impact smaller banks which do not engage in proprietary trading or private equity activities. However, the restrictions on investing in hedge funds and similar entities could impact the ability to invest in collateralized debt obligations and other investments that many smaller banks hold. On January 14, 2014, through publication of an Interim Final Rule, the federal banking agencies clarified that investments by banks in certain trust preferred collateralized debt obligations are not prohibited by the Volcker Rule. The Volcker Rule did not have any material implications on the Bank or our investments or activities.

On October 3, 2015, the CFPB’s final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective.  The new disclosures are intended to improve disclosures to consumers and also contain tolerance limitations that may cause lenders to refund fees charged to consumers when certain costs vary between the initial and final disclosure.

Holding Company Regulation

We are subject to supervision and examination as a bank holding company by the Federal Reserve under the BHCA. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered, among other things, to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. Federal Reserve approval is also required in connection with bank holding companies’ acquisitions of more than 5% of the voting shares of any class of a depository institution or its holding company and, among other things, in connection with the bank holding company’s engaging in new activities.

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

Regulatory Capital. The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding assets considered by regulatory agencies to be liquid and low-risk. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is Tier 1 capital divided by total average assets adjusted as specified in the guidelines. The Bank, supervised by the FDIC and DFI, is subject to substantially similar capital requirements. Our applicable capital ratios as of December 31, 2015 and December 31, 2014 are summarized in Note 13 to the financial statements.

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. bank holding companies. The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule. The Basel III Capital Rules implement requirements consistent with agreements reached by the Basel Committee on Banking Supervision as well as certain provisions of the Dodd-Frank Act. These rules substantially revised the risk-based capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank. The Basel III Capital Rules were effective for all banks as of January 1, 2015, subject to certain phase-in periods for some requirements.

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

As of December 31, 2015, the minimum capital ratios under Basel III Capital Rules were: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets and 4.0% leverage ratio.

In addition, a capital conservation buffer of 2.5% above each level applicable to the CET1, Tier 1, and Total capital ratios will be required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including dividends, and pay certain discretionary bonus payments to executive officers. The following are the Basel III regulatory capital levels that the Company and the Bank must satisfy to avoid limitations on capital distributions, including dividends, and discretionary bonus payments during the applicable transition period from January 1, 2015, until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Common equity tier 1 capital to risk-weighted assets	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital to risk-weighted assets	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital to risk-weighted assets	8.00%	8.625%	9.25%	9.875%	10.50%

The Basel III Capital Rules provide for multiple new deductions from and adjustments to CET1. These include, for example, the requirement that deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one category exceeds 10% of total CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of these adjustments began on January 1, 2015, and will be phased in over the following four years.

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

The Company believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then effective.

Regulation of Banks

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

Due to its Internet-driven model and nationwide consumer banking platform, the Bank has opted to operate under a CRA Strategic Plan, which was submitted to and approved by the FDIC and sets forth certain guidelines the Bank must meet. The current Strategic Plan expires December 31, 2017. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured banks, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank is in compliance with these provisions.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons (“Related Interests”), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the Bank’s Board of Directors. Further, provisions of the Dodd-Frank Act require that after July 21, 2011, any sale or purchase of an asset by the Bank with an insider must be on market terms and if the transaction represents more than 10% of the Bank’s capital stock and surplus it must be approved in advance by a majority of the disinterested directors of the Bank. We believe the Bank is in compliance with these provisions.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits—the designated reserve ratio (the “DRR”)—of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits. On November 9, 2010, the FDIC proposed to change its assessment base from total domestic deposits to average total assets minus average tangible equity as required in the Dodd-Frank Act. The new assessment formula became effective on April 1, 2011, and was used to calculate the June 30, 2011 assessment. The FDIC plans to raise the same expected revenue under the new base as under the current assessment base. Since the new base is larger than the current base, the proposal would lower the assessment rate schedule to maintain revenue neutrality. Assessment rates would be reduced to a range of 2.5 to 9 basis points on the broader assessment base for banks in the lowest risk category (well capitalized and CAMELS I or II) and up to 30 to 45 basis points for banks in the highest risk category.

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $0.6 million for 2015.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, fed funds lines with correspondent banks and brokered deposits. The Bank believes it has sufficient liquidity to meet its funding obligations.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2015 of $8.6 million. Any advances from the FHLB must be secured by specified types of collateral, and long term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2015, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $14.5 million and up to $103.6 million, plus 10% on the excess over $103.6 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (the “BSA”), a financial institution is required to have systems in place to detect and report transactions of a certain size and nature. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, in conjunction with the implementation of various federal regulatory agency regulations, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the Treasury Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making and amending rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will enforce applicable CFPB rules with respect to the Bank.

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

Cybersecurity. In March of 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In support of its Internet banking platform, the Company relies heavily on electronic communications and information systems to conduct its operations and store sensitive data. The Company employs an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, the Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services, by the Company and its customers.

Employees

At December 31, 2015, we had 152 full-time equivalent employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are satisfactory.

Available Information

Our Internet address is www.firstinternetbancorp.com. We post important information for investors on our website and use this website as a means for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

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
We are growing our C&I and CRE loan portfolios. At December 31, 2015, C&I loans amounted to $102.0 million, or 10.7% of total loans receivable, and CRE loans amounted to $480.9 million, or 50.4% of total loans receivable. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this growth could have a material adverse effect on our business, financial condition and results of operations.
In addition, with respect to commercial real estate loans, federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Because a significant portion of our loan portfolio is comprised of commercial real estate loans, the banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.
Weakness in the economy may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the economy generally, which continue to be uncertain and include sluggish economic growth, accompanied by historically low interest rates. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.
The market value of some of our investments could decline and adversely affect our financial position.
As of December 31, 2015, we had a net unrealized holding loss of approximately $1.9 million on the available for sale portion of our $213.7 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.

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
Our future success and profitability is substantially dependent upon our management and the abilities of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. In particular, the loss of our chief executive officer could have a material adverse effect on our business, financial condition and results of operations.
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
Our success depends to a significant extent upon the quality of our assets, particularly the credit quality of our loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in such estimates may have a significant impact on our financial statements. The allowance our management has established for loan losses may not be adequate to absorb losses in our loan portfolio. Continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses.
Bank regulatory agencies periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. To the extent required charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, results of operations, financial condition and prospects.
Consumer loans in our portfolio generally have greater risk of loss or default than residential real estate loans and may make it necessary to increase our provision for loan losses.
At December 31, 2015, our consumer loans, excluding residential mortgage loans and home equity loans, totaled $108.3 million, representing approximately 11.4% of our total loan portfolio at such date. The overwhelming majority of our consumer loans are horse trailer and recreational vehicle loans acquired through our indirect dealer network. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and could have a material adverse effect on our business, financial condition and results of operations.
Portions of our commercial lending activities are geographically concentrated in the Midwest and Central Indiana, and changes in local economic conditions may impact their performance.
We offer our retail products and services throughout the United States through our web-based operations. However, both CRE and C&I relationships are highly dependent on strong lender/borrower relationships. We serve CRE borrowers primarily in Indiana and the surrounding Midwest states, and our more recent expansion into C&I lending has historically focused primarily on Central Indiana. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local or national economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
Because of our holding company structure, we depend on capital distributions from the Bank to fund our operations.
We are a separate and distinct legal entity from the Bank and have no business activities other than our ownership of the Bank. As a result, we primarily depend on dividends, distributions and other payments from the Bank to fund our obligations. The ability of the Bank to pay dividends to us is limited by state and federal law and depends generally on the Bank’s ability to generate net income. If we are unable to comply with applicable provisions of these statutes and regulations, the Bank may not be able to pay dividends to us, and we would not be able to pay dividends on our outstanding common stock and our ability to service our debt would be materially impaired.

Lack of seasoning of our commercial loan portfolios may increase the risk of credit defaults in the future.
Due to our increasing emphasis on CRE and C&I lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
A sustained decline in the mortgage loan markets or the related real estate markets could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them on the secondary market. For the twelve months ended December 31, 2014, income from mortgage banking activities was $5.6 million, and it was $9.0 million for the twelve months ended December 31, 2015. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has declined in recent years and future declines could adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
Reputational risk and social factors may negatively affect us.
 Our ability to attract and retain customers is highly dependent upon consumer and other external perceptions of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining deposit accounts and accessing credit markets as well as increased regulatory scrutiny of our business. Borrower payment behaviors also affect us. To the extent that borrowers determine to stop paying their loans where the financed properties’ market values are less than the amount of their loans, or for other reasons, our costs and losses may increase. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely affect our reputation.
 In addition, adverse reputational developments with respect to third parties with whom we have important relationships may adversely affect our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize, they could negatively affect our business, financial condition and results of operations.
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.
Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, claims or litigation, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our business, financial condition and results of operations.
RISKS RELATING TO THE REGULATION OF OUR INDUSTRY
We operate in a highly regulated environment, which could restrain our growth and profitability.
We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.
Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.
The Federal Reserve, the FDIC and the Indiana Department of Financial Institutions periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase which would reduce our profitability.
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures during and following the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
The short term and long term impact of recently adopted regulatory capital rules is uncertain and a significant increase in our capital requirements could have an adverse effect on our business and profitability.
In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially amends the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be used for such actions.
The application of more stringent capital requirements for both the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements, any of which could have a material adverse effect on our business and profitability.
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

We are subject to evolving and expensive regulations and requirements. Our failure to adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.
We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the NASDAQ Capital Market. Compliance with these requirements means we incur significant legal, accounting and other expenses that we did not incur before 2013 and are not reflected in our historical financial statements prior to that time. Compliance also requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.
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
Our common stock began trading on the NASDAQ Capital Market on February 22, 2013 and we issued common stock through a follow-on public offering in late 2013; however, trading remains relatively limited. Although we expect that a more liquid market for our common stock will develop, we cannot guarantee that you would be able to resell shares of our common stock at an attractive price or at all.
The market price of our common stock can be volatile and may decline.
Securities that are not heavily traded can be more volatile than stock trading in an active market. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly and may decline in response to a variety of factors including:

•	Actual or anticipated variations in quarterly results of operations;

•	Developments in our business or the financial sector generally;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us or our competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint venture or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Regulatory changes affecting our industry generally or our business or operations; or

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
Federal banking laws limit the acquisition and ownership of our common stock.
Because we are a bank holding company, any purchaser of certain specified amounts of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock and will be required to file a notice with and not be disapproved by the Federal Reserve to acquire 25% or more of our common stock.
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
Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price of our common stock. Such provisions will also render the removal of the board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market price of our common stock.
Our shares of common stock are not an insured deposit and as such are subject to loss of entire investment.
The shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock is subject to investment risk and an investor must be capable of affording the loss of the entire investment.
If we were to issue preferred stock, the rights of holders of our common stock and the value of such common stock could be adversely affected.
Our Board of Directors is authorized to issue classes or series of preferred stock, without any action on the part of our shareholders. The Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the value of our common stock would be adversely affected.
We may issue additional shares of common or preferred stock in the future, which could dilute existing shareholders.
Our articles of incorporation authorize our Board of Directors, generally without shareholder approval, to, among other things, issue additional shares of common stock up to a total of forty-five million shares or up to five million shares of preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of our common stock. To the extent that currently outstanding options or warrants to purchase our common stock are exercised, or to the extent that we issue additional options or warrants to purchase our common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. In addition, we may issue preferred stock that is convertible into shares of our common stock, and upon conversion would result in our common shareholders’ ownership interest being diluted. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of common or preferred stock. We and the Bank are required by federal and state regulatory authorities, as applicable, to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices which result in substantial dilution.

If we default on our subordinated debt, we will be prohibited from paying dividends or distributions on our common stock.
During 2013, we issued a $3.0 million subordinated debenture to a third party, and during 2015, we issued $10.0 million in subordinated notes to a third party. The agreements under which the subordinated debenture and subordinated notes were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.
Events of default generally consist of, among other things, our failure to pay any principal or interest on the subordinated debenture or subordinated notes, as applicable, when due, our failure to comply with certain agreements, terms and covenants under the agreement (without curing such default following notice), and certain events of bankruptcy, insolvency or liquidation relating to us.
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
Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

The Company owns an office building at 11201 USA Parkway, Fishers, Indiana 46037 with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. This building houses our principal executive offices and we intend to use the property for the current and future operations of the Company and the Bank.

The Bank is currently leasing approximately 34,618 square feet of office space at the Fishers property. The lease has an initial term of five years and provides for monthly rent in the amount of $18.50 per square foot.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The original scheduled maturity date of the loan was March 6, 2014. Effective March 6, 2014, the Company entered into an Acknowledgment, Confirmation and Amendment that, among other things, extended the maturity of the loan to March 6, 2015. Effective March 6, 2015, the Company entered into a Second Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2016.  Effective February 26, 2016, the Company entered into a Third Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2017. The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.

Item 3.        Legal Proceedings

We are not a party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock began trading on the NASDAQ Capital Market under the symbol “INBK” effective February 22, 2013. Previously, shares of the Company’s common stock were quoted on the over-the-counter market under the symbol “FIBP.”

The following table sets forth the range of high and low stock prices and dividends declared per share for each quarter within the two most recent fiscal years.

Period	High (US$)	Low (US$)	Declared Dividends
Year Ended December 31, 2015:
Fourth Quarter	$33.00	$26.26	$0.06
Third Quarter	39.76	24.05	0.06
Second Quarter	25.70	18.01	0.06
First Quarter	19.00	14.25	0.06
Year Ended December 31, 2014:
Fourth Quarter	19.00	15.10	0.06
Third Quarter	22.00	15.54	0.06
Second Quarter	24.00	19.38	0.06
First Quarter	26.10	19.66	0.06

As of March 7, 2016, the Company had 4,486,024 shares of common stock issued and outstanding, and there were 147 holders of record of common stock.

Stock Performance Graph

The following graph compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the NASDAQ Composite Index and the SNL Micro Cap U.S. Bank Index. The SNL Micro Cap U.S. Bank Index is comprised of publicly-traded banking institutions with market capitalizations of less than $250 million. First Internet Bancorp is included in the SNL Micro Cap U.S. Bank Index.

The following table assumes $100 invested on December 31, 2010 in First Internet Bancorp, the NASDAQ Composite Index and the SNL Micro Cap U.S. Bank Index, and assumes that dividends are reinvested.

	December 31,
	2010	2011	2012	2013	2014	2015
First Internet Bancorp	$100.00	$85.00	$193.30	$313.80	$236.49	$409.27
NASDAQ Composite Index	100.00	99.17	116.48	163.21	187.27	200.31
SNL Micro Cap U.S. Bank Index	100.00	95.11	120.19	155.07	175.86	195.56

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2015 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.
During 2013, the Company issued a $3.0 million subordinated debenture to a third party, and during 2015, the Company issued $10.0 million in subordinated notes to a third party. The agreements under which the subordinated debenture and subordinated notes were issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.
On June 21, 2013 the Company effected a three-for-two (3:2) stock split of outstanding common stock through the payment of a stock dividend of one-half of one share for each then-outstanding share of common stock.

Recent Sales of Unregistered Securities

None.

Item 6.        Selected Financial Data

Five Year Selected Financial and Other Data

The following selected consolidated financial and other data is qualified in its entirety by, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto contained in this annual report on Form 10-K. Certain reclassifications have been made to prior period financial information as discussed in Note 1 to the consolidated financial statements.

(dollars in thousands, except per share data)	At or for the Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,269,870	$970,503	$802,342	$636,367	$585,440
Cash and cash equivalents	25,152	28,289	53,690	32,513	34,778
Loans receivable	953,859	732,426	501,153	358,161	335,226
Loans held-for-sale	36,518	34,671	28,610	63,264	45,091
Securities available-for-sale	213,698	137,518	181,409	156,693	149,270
Deposits	956,054	758,598	673,095	530,691	486,665
Tangible common equity [1]	99,643	92,098	86,221	56,663	50,736
Total shareholders’ equity	104,330	96,785	90,908	61,350	55,423

Income Statement Data:
Interest income	$41,447	$31,215	$25,536	$24,374	$23,944
Interest expense	10,694	8,928	8,088	8,532	9,621
Net interest income	30,753	22,287	17,448	15,842	14,323
Provision for loan losses	1,946	349	324	2,852	2,440
Net interest income after provision for loan losses	28,807	21,938	17,124	12,990	11,883
Noninterest income	10,141	7,174	9,517	11,423	3,559
Noninterest expense	25,283	22,662	20,482	16,613	11,483
Income before income taxes	13,665	6,450	6,159	7,800	3,959
Income tax provision	4,736	2,126	1,566	2,194	773
Net income	$8,929	$4,324	$4,593	$5,606	$3,186

Per Share Data:
Net income
Basic	$1.97	$0.96	$1.51	$1.95	$1.11
Diluted	$1.96	$0.96	$1.51	$1.95	$1.11
Book value per common share	$23.28	$21.80	$20.44	$21.79	$19.74
Tangible book value per common share [1]	$22.24	$20.74	$19.38	$20.13	$18.07
Weighted average common shares outstanding
Basic	4,528,528	4,497,007	3,041,666	2,869,365	2,859,434
Diluted	4,554,219	4,507,995	3,050,001	2,869,365	2,859,434
Common shares outstanding at end of period	4,481,347	4,439,575	4,448,326	2,815,094	2,807,385
Dividends declared per share	$0.24	$0.24	$0.22	$0.17	$—
Dividend payout ratio [2]	12.24%	25.00%	14.57%	8.53%	0.00%
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Dividends per share divided by diluted earnings per share.

	At or for the Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.81%	0.50%	0.67%	0.91%	0.59%
Return on average shareholders’ equity	8.89%	4.61%	7.10%	9.51%	6.09%
Return on average tangible common equity [1]	9.33%	4.85%	7.65%	10.33%	6.69%
Net interest margin [2]	2.85%	2.65%	2.67%	2.67%	2.75%
Noninterest income to average assets	0.92%	0.82%	1.39%	1.86%	0.66%
Noninterest expense to average assets	2.28%	2.60%	2.99%	2.70%	2.12%
Efficiency ratio [3]	61.83%	78.35%	75.78%	61.04%	64.52%

Asset Quality Ratios:
Nonperforming loans to total loans	0.02%	0.04%	0.37%	1.23%	2.64%
Nonperforming assets to total assets	0.37%	0.50%	0.90%	1.62%	2.29%
Nonperforming assets (including troubled debt restructurings) to total assets	0.46%	0.62%	1.05%	1.84%	2.47%
Allowance for loan losses to total loans receivable	0.88%	0.79%	1.09%	1.65%	1.70%
Net (recoveries) charge-offs to average loans outstanding during period	(0.07)%	0.00%	0.17%	0.69%	1.05%
Allowance for loan losses to nonperforming loans	5,000.6%	1,959.5%	293.0%	133.3%	64.6%

Capital Ratios:
Tangible common equity to tangible assets [1]	7.88%	9.54%	10.81%	8.97%	8.74%
Tier 1 leverage ratio [4]	8.28%	9.87%	11.66%	8.89%	8.74%
Common equity tier 1 capital ratio [4,5]	10.11%	N/A	N/A	N/A	N/A
Tier 1 capital ratio [4]	10.11%	12.55%	15.61%	12.20%	11.15%
Total risk-based capital ratio [4]	12.25%	13.75%	17.09%	13.46%	12.40%

Other Data:
Full-time equivalent employees	152	143	130	97	74
Number of banking and loan production offices	3	4	4	1	1
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Net interest margin is net interest income divided by average earning assets.

[3]	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses from the sale of securities.

[4]	Capital ratios are calculated in accordance with regulatory guidelines specified by our primary federal banking regulatory authority.

[5]	Introduced as part of the final implementation of the “Basel III” regulatory capital reforms as of January 1, 2015. Not applicable to periods prior to 2015.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp is a bank holding company that conducts its business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana was the first state-chartered, FDIC insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. We have diversified our operations by adding CRE lending, including nationwide single tenant lease financing, and C&I lending, including business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors.

Our business model differs from that of a typical community bank. We do not have a conventional brick and mortar branch system, but instead operate through our scalable Internet banking platform. The market area for our residential real estate lending, consumer lending, and deposit gathering activities is the entire United States. We also offer single tenant lease financing on a nationwide basis. Our other commercial banking activities, including CRE and C&I loans, corporate credit cards, and corporate treasury management services, are offered by our commercial banking team to businesses primarily within Central Indiana, Phoenix, Arizona and adjacent markets. We have no significant customer concentrations within our loan portfolio.

Results of Operations

Refer to Item 6 for a summary of the Company's financial performance for the five most recent years.

During the twelve months ended December 31, 2015, net income was $8.9 million, or $1.96 per diluted share, compared to net income of $4.3 million, or $0.96 per diluted share, for the twelve months ended December 31, 2014 and net income of $4.6 million, or $1.51 per diluted share, for the twelve months ended December 31, 2013.

The increase in net income of $4.6 million for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014 was primarily due to an $8.5 million increase in net interest income and a $3.0 million increase in noninterest income. This was partially offset by a $2.6 million increase in income tax expense, a $2.6 million increase in noninterest expense and a $1.6 million increase in provision for loan losses.

The decrease in net income of $0.3 million for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 was primarily due to a $2.3 million decrease in noninterest income, a $2.2 million increase in noninterest expense and a $0.6 million increase in income tax expense, partially offset by a $4.8 million increase in net interest income.

During the twelve months ended December 31, 2015, return on average assets and return on average shareholders’ equity were 0.81% and 8.89%, respectively, compared to 0.50% and 4.61%, respectively, for the twelve months ended December 31, 2014, and 0.67% and 7.10%, respectively, for the twelve months ended December 31, 2013.

Consolidated Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following tables provide the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The tables do not reflect any effect of income taxes. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

	Twelve Months Ended
	December 31, 2015		December 31, 2014		December 31, 2013
(dollars in thousands)	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$853,996	4.34%	$631,743	4.41%	$435,799	4.78%
Securities - taxable	171,502	2.17%	151,967	2.00%	137,230	2.11%
Securities - non-taxable	10,343	3.02%	1,785	3.25%	43,620	3.69%
Other earning assets	42,375	0.84%	56,094	0.44%	37,785	0.51%
Total interest-earning assets	1,078,216	3.84%	841,589	3.71%	654,434	3.90%

Allowance for loan losses	(6,906)		(5,414)		(5,573)
Noninterest earning-assets	35,912		36,128		35,719
Total assets	$1,107,222		$872,303		$684,580

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$76,145	0.55%	$70,362	0.55%	$68,366	0.55%
Regular savings accounts	24,442	0.58%	18,509	0.59%	13,806	0.59%
Money market accounts	299,990	0.71%	269,271	0.73%	224,383	0.74%
Certificates and brokered deposits	438,776	1.38%	350,129	1.48%	260,549	1.82%
Total interest-bearing deposits	839,353	1.04%	708,271	1.08%	567,104	1.21%
Other borrowed funds	139,695	1.39%	45,425	2.81%	31,471	3.90%
Total interest-bearing liabilities	979,048	1.09%	753,696	1.18%	598,575	1.35%
Noninterest-bearing deposits	22,866		20,028		13,605
Other noninterest-bearing liabilities	4,880		4,783		7,696
Total liabilities	1,006,794		778,507		619,876

Shareholders' equity	100,428		93,796		64,704
Total liabilities and shareholders' equity	$1,107,222		$872,303		$684,580

Interest rate spread[1]		2.75%		2.53%		2.55%
Net interest margin[2]		2.85%		2.65%		2.67%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2015 vs. December 31, 2014 Due to Changes in			Twelve Months Ended December 31, 2014 vs. December 31, 2013 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$9,624	$(450)	$9,174	$8,750	$(1,718)	$7,032
Securities – taxable	417	275	692	301	(156)	145
Securities – non-taxable	258	(4)	254	(1,381)	(172)	(1,553)
Other earning assets	(71)	183	112	84	(29)	55
Total	10,228	4	10,232	7,754	(2,075)	5,679

Interest expense
Interest-bearing deposits	1,390	(288)	1,102	1,803	(1,011)	792
Other borrowed funds	1,571	(907)	664	450	(402)	48
Total	2,961	(1,195)	1,766	2,253	(1,413)	840

Increase in net interest income	$7,267	$1,199	$8,466	$5,501	$(662)	$4,839

2015 v. 2014

Net interest income for the twelve months ended December 31, 2015 was $30.8 million, an increase of $8.5 million, or 38.0%, compared to $22.3 million for the twelve months ended December 31, 2014. Net interest margin was 2.85% for the twelve months ended December 31, 2015 compared to 2.65% for the twelve months ended December 31, 2014. The increases in net interest income and net interest margin were primarily driven by an increase in average interest-earning assets of $236.6 million, or 28.1%, for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, as well as changes in the composition of the Company’s balance sheet, which resulted in an increase in the yield earned on interest-earning assets and a decrease in the cost of funds related to interest-bearing liabilities.

The increase in net interest income for the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014, was also due to a $10.2 million, or 32.8%, increase in total interest income to $41.4 million for the twelve months ended December 31, 2015 compared to $31.2 million for the twelve months ended December 31, 2014. The increase in total interest income was partially offset by a $1.8 million, or 19.8%, increase in total interest expense to $10.7 million for the twelve months ended December 31, 2015 compared to $8.9 million for the twelve months ended December 31, 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $222.3 million, or 35.2%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $28.1 million, or 18.3%, in the average balance of securities for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. The increase in total interest income was also due to a 21 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 7 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $131.1 million, or 18.5%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, partially offset by a decline of 4 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $94.3 million, or 207.5%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, partially offset by a decline of 142 bps in the cost of other borrowed funds.

2014 v. 2013

Net interest income for the twelve months ended December 31, 2014 was $22.3 million, an increase of $4.8 million, or 27.7%, compared to $17.4 million for the twelve months ended December 31, 2013. Net interest margin was 2.65% for the twelve months ended December 31, 2014 compared to 2.67% for the twelve months ended December 31, 2013. The increase in net interest income was primarily driven by an increase in average interest-earning assets of $187.2 million, or 28.6%, for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The modest decline in net interest margin for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013 was driven primarily by the decline in market interest rates during 2014 as the yield on interest-earnings assets decreased 19 bps and the cost of interest-bearing liabilities decreased 17 bps.

The increase in net interest income for the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013, was also due to a $5.7 million, or 22.2%, increase in total interest income to $31.2 million for the twelve months ended December 31, 2014 compared to $25.5 million for the twelve months ended December 31, 2013. The increase in total interest income was partially offset by a $0.8 million, or 10.4%, increase in total interest expense to $8.9 million for the twelve months ended December 31, 2014 compared to $8.1 million for the twelve months ended December 31, 2013.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $195.9 million, or 45.0%, in the average balance of loans, including loans held-for-sale, which was offset by a decrease in interest earned on securities resulting from a decrease of $27.1 million, or 15.0%, in the average balance of securities for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The increase in total interest income was also partially offset by a 48 bp decline in the yield earned on the securities portfolio and a 37 bp decline in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $141.2 million, or 24.9%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, partially offset by a decline of 13 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $14.0 million, or 44.3%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013, partially offset by a decline of 109 bps in the cost of other borrowed funds.

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2015	2014	2013	2012	2011
Service charges and fees	$764	$707	$687	$685	$1,157
Mortgage banking activities	9,000	5,609	8,682	10,647	3,690
Other-than-temporary impairment loss recognized in net income	—	—	(49)	(252)	(626)
Gain (loss) on sale of securities	—	538	(63)	48	84
Loss on asset disposals	(34)	(78)	(146)	(93)	(1,052)
Other	411	398	406	388	306
Total noninterest income	$10,141	$7,174	$9,517	$11,423	$3,559

2015 v. 2014

During the twelve months ended December 31, 2015, noninterest income totaled $10.1 million, representing an increase of $3.0 million, or 41.4% compared to $7.2 million for the twelve months ended December 31, 2014. The increase in noninterest income was primarily driven by an increase of $3.4 million, or 60.5%, in mortgage banking activities resulting primarily from higher origination volumes. The increase in mortgage banking activities was partially offset by a $0.5 million decline in gains related to sales of securities.

2014 v. 2013

During the twelve months ended December 31, 2014, noninterest income totaled $7.2 million, representing a decrease of $2.3 million, or 24.6%, compared to $9.5 million for the twelve months ended December 31, 2013. The decrease in noninterest income was primarily driven by a decrease of $3.1 million, or 35.4%, in mortgage banking activities, due primarily to a decrease in the volume of loans sold, which was slightly offset by an increase in the gain on sale margin. The decrease in income from mortgage banking activities was partially offset by an increase of $0.6 million related to gains on sales of securities and a decrease of $0.1 million from losses on asset disposals.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2015	2014	2013	2012	2011
Salaries and employee benefits	$14,271	$12,348	$10,250	$8,529	$5,311
Marketing, advertising and promotion	1,756	1,455	1,858	1,362	936
Consulting and professional services	2,374	1,902	2,152	1,422	777
Data processing	1,016	995	911	897	915
Loan expenses	631	626	799	1,097	526
Premises and equipment	2,768	2,937	2,196	1,711	1,481
Deposit insurance premium	643	591	451	455	727
Other	1,824	1,808	1,865	1,140	810
Total noninterest expense	$25,283	$22,662	$20,482	$16,613	$11,483

2015 v. 2014

Noninterest expense for the twelve months ended December 31, 2015 was $25.3 million, compared to $22.7 million for the twelve months ended December 31, 2014. The increase of $2.6 million, or 11.6%, compared to the twelve months ended December 31, 2014 was primarily due to an increase of $1.9 million in salaries and employee benefits, an increase of $0.5 million in consulting and professional services, an increase of $0.3 million in marketing, advertising and promotion, and an increase $0.1 million in deposit insurance premium expenses, slightly offset by a decrease of $0.2 million in premises and equipment expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth, increased equity compensation expense, and increased bonus expense. The increase in bonus expense was primarily attributable to improved profitability in 2015, which resulted in senior management earning annual cash bonuses under the 2015 Senior Management Bonus Plan. In 2014, there were no cash bonuses earned under the 2014 Senior Management Bonus Plan because the threshold criterion for payment was not met. The increase in consulting and professional services was due primarily to an increase in legal and other professional fees consistent with the Company's balance sheet and operational growth as well as increased regulatory compliance matters. The increase in marketing, advertising and promotion was due to higher sponsorships and online channel origination costs related to the increase in mortgage origination activity.

2014 v. 2013

Noninterest expense for the twelve months ended December 31, 2014 was $22.7 million, compared to $20.5 million for the twelve months ended December 31, 2013. The increase of $2.2 million, or 10.6%, compared to the twelve months ended December 31, 2013 was due to an increase of $2.1 million in salaries and employee benefits, an increase of $0.7 million in premises and equipment, and an increase of $0.1 million in deposit insurance premium expenses, partially offset by decreases of $0.4 million in marketing, advertising and promotion, $0.3 million in consulting and professional services, and $0.2 million in loan expenses. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
Total assets	$1,269,870	$970,503	$802,342	$636,367	$585,440
Loans receivable	953,859	732,426	501,153	358,161	335,226
Securities available-for-sale	213,698	137,518	181,409	156,693	149,270
Loans held-for-sale	36,518	34,671	28,610	63,264	45,091
Noninterest-bearing deposits	23,700	21,790	19,386	13,187	15,870
Interest-bearing deposits	932,354	736,808	653,709	517,504	470,795
Total deposits	956,054	758,598	673,095	530,691	486,665
Total shareholders' equity	104,330	96,785	90,908	61,350	55,423

Total assets were $1.3 billion at December 31, 2015, compared to $970.5 million at December 31, 2014, representing an increase of $299.4 million, or 30.8%. The increase in total assets was due primarily to increases of $221.4 million, or 30.2%, in loans receivable, and $76.2 million, or 55.4%, in securities available-for-sale.

Loan Portfolio Analysis

The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2015		2014		2013		2012		2011
Commercial loans
Commercial and industrial	$102,000	10.7%	$77,232	10.5%	$55,168	11.0%	$14,271	4.0%	$2,063	0.7%
Owner-occupied commercial real estate	44,462	4.7%	34,295	4.7%	18,165	3.6%	12,644	3.5%	—	—%
Investor commercial real estate	16,184	1.7%	22,069	3.0%	26,574	5.3%	72,274	20.2%	43,507	13.0%
Construction	45,898	4.8%	24,883	3.4%	28,200	5.6%	11,321	3.2%	8,223	2.5%
Single tenant lease financing	374,344	39.2%	192,608	26.3%	84,173	16.8%	—	—%	—	—%
Total commercial loans	582,888	61.1%	351,087	47.9%	212,280	42.3%	110,510	30.9%	53,793	16.1%
Consumer loans
Residential mortgage	214,559	22.5%	220,612	30.1%	138,418	27.6%	110,975	31.0%	130,519	38.9%
Home equity	43,279	4.5%	58,434	8.0%	37,906	7.6%	6,519	1.8%	4,710	1.4%
Other consumer	108,312	11.4%	97,094	13.3%	107,562	21.5%	126,486	35.3%	142,783	42.6%
Total consumer loans	366,150	38.4%	376,140	51.4%	283,886	56.7%	243,980	68.1%	278,012	82.9%
Total commercial and consumer loans	949,038	99.5%	727,227	99.3%	496,166	99.0%	354,490	99.0%	331,805	99.0%
Deferred loan origination costs and premiums and discounts on purchased loans	4,821	0.5%	5,199	0.7%	4,987	1.0%	3,671	1.0%	3,421	1.0%
Total loans receivable	953,859	100.0%	732,426	100.0%	501,153	100.0%	358,161	100.0%	335,226	100.0%
Allowance for loan losses	(8,351)		(5,800)		(5,426)		(5,833)		(5,656)
Net loans receivable	$945,508		$726,626		$495,727		$352,328		$329,570

Total loans receivable as of December 31, 2015 were $953.9 million, an increase $221.4 million, or 30.2%, compared to $732.4 million as of December 31, 2014. Total commercial loans increased $231.8 million, or 66.0%, as of December 31, 2015 compared to December 31, 2014, due to increases of $181.7 million, or 94.4%, in single tenant lease financing, $24.8 million, or 32.1%, in commercial and industrial, $21.0 million, or 84.5%, in construction, and $10.2 million, or 29.6%, in owner-occupied commercial real estate. These increases were partially offset by a decline of $5.9 million, or 26.7%, in investor commercial real estate. Total consumer loans decreased $10.0 million, or 2.7%, as of December 31, 2015, compared to December 31, 2014, due primarily to decreases of $15.2 million, or 25.9%, in home equity and $6.1 million, or 2.7%, in residential mortgages. These decreases were partially offset by an increase of $11.2 million, or 11.6%, in other consumer loans.

Loan Maturities

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2015.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$20,808	$19,912	$38,087	$23,193	$102,000
Owner-occupied commercial real estate	—	4,488	24,056	15,918	44,462
Investor commercial real estate	8,328	4,113	3,271	472	16,184
Construction	28,218	17,580	—	100	45,898
Single tenant lease financing	756	11,174	66,974	295,440	374,344
Total commercial loans	58,110	57,267	132,388	335,123	582,888
Consumer loans
Residential mortgage	592	777	1,150	212,040	214,559
Home equity	—	71	54	43,154	43,279
Other consumer	574	6,333	16,449	84,956	108,312
Total consumer loans	1,166	7,181	17,653	340,150	366,150
Total commercial and consumer loans	$59,276	$64,448	$150,041	$675,273	$949,038

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the board of directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their years of experience in the lending field. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Company’s legal lending limit, the maximum the Bank could lend to any one borrower at December 31, 2015 was $16.9 million.

Our goal is to have a well-diversified and balanced loan portfolio. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, industry and geography. To supplement our internal loan review resources, we have engaged an independent third-party loan review group, which is a key component of our overall risk management process related to credit administration.

Asset Quality

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans
Commercial loans:
Investor commercial real estate	$—	$87	$1,054	$2,362	$7,523
Total commercial loans	—	87	1,054	2,362	7,523
Consumer loans:
Residential mortgage	103	25	630	1,389	876
Other consumer	64	123	150	155	224
Total consumer loans	167	148	780	1,544	1,100
Total nonaccrual loans	167	235	1,834	3,906	8,623

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	57	—	450	75
Other consumer	—	4	18	21	56
Total consumer loans	—	61	18	471	131
Total past due 90 days and accruing loans	—	61	18	471	131

Total nonperforming loans	167	296	1,852	4,377	8,754

Other real estate owned
Investor commercial real estate	4,488	4,488	4,013	3,401	1,064
Residential mortgage	—	—	368	265	448
Total other real estate owned	4,488	4,488	4,381	3,666	1,512

Other nonperforming assets	85	82	956	2,253	3,113

Total nonperforming assets	$4,740	$4,866	$7,189	$10,296	$13,379

Total nonperforming loans to total loans receivable	0.02%	0.04%	0.37%	1.23%	2.64%
Total nonperforming assets to total assets	0.37%	0.50%	0.90%	1.62%	2.29%

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets also included investments that were classified as other-than-temporarily impaired as of December 31, 2012 and 2011.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2015	2014	2013	2012	2011
Troubled debt restructurings – nonaccrual	$—	$5	$27	$558	$884
Troubled debt restructurings – performing	1,115	1,125	1,243	1,412	1,086
Total troubled debt restructurings	$1,115	$1,130	$1,270	$1,970	$1,970

The decrease in total nonperforming assets was due primarily to declines in loans 90 days past due and accruing and in nonaccrual loans. Total nonperforming loans decreased $0.1 million, or 43.6%, to $0.2 million as of December 31, 2015 compared to $0.3 million as of December 31, 2014. Other nonperforming assets increased by less than $0.1 million, or 3.7%, as of December 31, 2015 compared to December 31, 2014. As a result, the ratio of nonperforming loans to total loans receivable improved to 0.02% as of December 31, 2015 compared to 0.04% as of December 31, 2014, and the ratio of nonperforming assets to total assets improved to 0.37% as of December 31, 2015 compared to 0.50% as of December 31, 2014.

As of December 31, 2015 and December 31, 2014, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2015	2014	2013	2012	2011
Balance, beginning of period	$5,800	$5,426	$5,833	$5,656	$6,845
Provision charged to expense	1,946	349	324	2,852	2,440
Losses charged off	(636)	(857)	(1,212)	(3,411)	(4,417)
Recoveries	1,241	882	481	736	788
Balance, end of period	$8,351	$5,800	$5,426	$5,833	$5,656

The determination of the allowance for loan losses and the related provision is one of our critical accounting policies that is subject to significant estimates, as discussed within the Critical Accounting Policies and Estimates section below. The current level of the allowance for loan losses is a result of management’s assessment of the risks within the portfolio based on the information obtained through the credit evaluation process. The Company utilizes a risk-rating system on non-homogenous commercial loans that includes regular credit reviews to identify and quantify the risk in the commercial portfolio. Management conducts quarterly reviews of the entire loan portfolio and evaluates the need to establish allowances on the basis of these reviews.

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

The allowance for loan losses was $8.4 million as of December 31, 2015, compared to $5.8 million as of December 31, 2014. The increase of $2.6 million, or 44.0%, was due primarily to the continued growth in commercial loan balances. During the twelve months ended December 31, 2015, the Company recorded net recoveries of $0.6 million, compared to net recoveries of less than $0.1 million during the twelve months ended December 31, 2014. During the twelve months ended December 31, 2015, the net recoveries were driven primarily by a $0.5 million recovery of an investor commercial real estate loan that had been previously charged-off and a $0.4 million recovery of a residential mortgage loan, of which $0.3 million related to the recapture of principal previously charged-off. The recoveries were partially offset by charge-offs of $0.6 million in residential mortgage and other consumer loans. During the twelve months ended December 31, 2014, the net recoveries were driven primarily by a $0.5 million recovery of an investor commercial real estate loan. The recoveries were mostly offset by charge offs of $0.9 million, primarily related to residential mortgage and other consumer loans.

The allowance for loan losses as a percentage of total loans receivable increased to 0.88% as of December 31, 2015, compared to 0.79% as of December 31, 2014, and as a percentage of nonperforming loans increased to 5,000.6% as of December 31, 2015, compared to 1,959.5% as of December 31, 2014. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily driven by a $2.6 million increase in the allowance related to total commercial loans at December 31, 2015 compared to December 31, 2014.  Under the Company’s allowance for loan losses methodology, commercial loans are assigned higher reserve factors than consumer loans.  Since December 31, 2014, commercial loan growth has outpaced consumer loan growth, and as of December 31, 2015, total commercial loans represented 61.1% of total loans receivable compared to 47.9% as of December 31, 2014.  The combination of higher growth and higher reserve factors related to commercial loans resulted in the increased percentage of allowance for loan losses to total loans receivable.  The increase in the allowance for loan losses as a percentage of nonperforming loans as of December 31, 2015 compared to December 31, 2014 was also due to the increase in the allowance for loan losses and the decline in nonperforming loans.

Investment Securities

In managing the Company’s investment securities portfolio, management focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as securities held for trading. Securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. As of December 31, 2015 and 2014, all of the Company’s investment securities were classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The Company periodically evaluates each available-for-sale security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2015, the unrealized losses in the Company’s investment securities portfolio were due solely to interest rate changes. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2015, the Company did not have any investment securities of a single issuer, which were not governmental or government-sponsored, that exceeded 10% of shareholders’ equity.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2015	2014	2013	2012	2011
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$13,680	$57,569	$18,666	$24,685
Municipal securities	21,091	—	46,126	39,999	40,849
Mortgage-backed securities	113,948	117,134	76,371	78,478	73,204
Asset-backed securities	19,444	4,913	—	—	—
Corporate securities	20,000	—	—	—	—
Other securities	3,000	2,000	5,025	16,753	8,648
Total securities available-for-sale	$215,576	$137,727	$185,091	$153,896	$147,386

	December 31,
Approximate Fair Value	2015	2014	2013	2012	2011
Securities available-for-sale
U.S. Government-sponsored agencies	$37,750	$13,552	$56,277	$19,618	$25,502
Municipal securities	21,469	—	46,323	42,540	42,761
Mortgage-backed securities	113,052	117,048	75,173	79,942	75,235
Asset-backed securities	19,361	4,912	—	—	—
Corporate securities	19,087	—	—	—	—
Other securities	2,979	2,006	3,636	14,593	5,772
Total securities available-for-sale	$213,698	$137,518	$181,409	$156,693	$149,270

The approximate fair value of investment securities available-for-sale increased $76.2 million, or 55.4%, to $213.7 million as of December 31, 2015 compared to $137.5 million as of December 31, 2014. The increase was due primarily to increases of $24.2 million in U.S. Government-sponsored agencies, $21.5 million in municipal securities, $14.4 million in asset-backed securities and $19.1 million in corporate securities, partially offset by a decrease of $4.0 million in mortgage-backed securities. During the twelve months ended December 31, 2015, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income, while supporting liquidity and interest rate risk management.

Investment Maturities

The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2015.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities available for sale:
U.S. Government-sponsored agencies	$—	—%	$487	3.75%	$14,198	2.18%	$23,408	2.34%	$38,093	2.30%
Municipal securities	—	—%	—	—%	1,160	2.50%	19,931	3.10%	21,091	3.07%
Mortgage-backed securities	—	—%	—	—%	44,433	1.60%	69,515	2.14%	113,948	1.93%
Asset-backed securities	—	—%	—	—%	5,083	2.27%	14,361	2.60%	19,444	2.51%
Corporate securities	—	—%	—	—%	10,000	3.50%	10,000	4.00%	20,000	3.75%
Total securities available for sale [1]	$—	—%	$487	3.75%	$74,874	2.02%	$137,215	2.50%	$212,576	2.33%
___________________________________
1 A $3.0 million investment security has been excluded from this table because the security does not have a maturity date.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2015		2014		2013		2012		2011
Noninterest-bearing deposits	$23,700	2.5%	$21,790	2.9%	$19,386	2.9%	$13,187	2.5%	$15,870	3.2%
Interest-bearing demand deposits	84,241	8.8%	74,238	9.8%	73,748	11.0%	73,660	13.9%	64,006	13.2%
Regular savings accounts	22,808	2.4%	20,776	2.7%	14,330	2.1%	11,583	2.2%	7,773	1.6%
Money market accounts	341,732	35.7%	267,046	35.2%	255,169	37.9%	202,388	38.1%	165,561	34.0%
Certificates of deposits	470,736	49.2%	361,202	47.6%	292,685	43.5%	211,542	39.9%	209,762	43.1%
Brokered deposits	12,837	1.4%	13,546	1.8%	17,777	2.6%	18,331	3.4%	23,693	4.9%
Total	$956,054	100.0%	$758,598	100.0%	$673,095	100.0%	$530,691	100.0%	$486,665	100.0%

Total deposits increased $197.5 million, or 26.0%, to $956.1 million as of December 31, 2015 as compared to $758.6 million as of December 31, 2014. This increase was due primarily to increases of $109.5 million, or 30.3%, in certificates of deposit, $74.7 million, or 28.0%, in money market accounts, $10.0 million, or 13.5%, in interest-bearing demand deposits, $2.0 million, or 9.8%, in regular savings accounts, and $1.9 million, or 8.8%, in noninterest-bearing deposits.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposits

(dollars in thousands)	December 31, 2015
Interest Rate:
<1.00%	$190,958
1.00% – 1.99%	188,491
2.00% – 2.99%	93,514
3.00% – 3.99%	8,085
4.00% – 4.99%	2,525
Total	$483,573

Time Deposit Maturities at December 31, 2015

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$189,551	$1,407	$—	$—	$190,958	39.5%
1.00% – 1.99%	46,197	82,722	45,936	13,636	188,491	39.0%
2.00% – 2.99%	46,967	92	—	46,455	93,514	19.3%
3.00% – 3.99%	5,009	3,076	—	—	8,085	1.7%
4.00% – 4.99%	—	—	2,525	—	2,525	0.5%
Total	$287,724	$87,297	$48,461	$60,091	$483,573	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2015
Maturity Period:
3 months or less	$54,391
Over 3 through 6 months	59,228
Over 6 through 12 months	206,219
Over 12 months	91,386
Total	$411,224

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail and commercial deposits. The following table is a summary of FHLB borrowings for the periods indicated.

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014	2013
Balance outstanding at end of period	$190,957	$106,897	$31,793
Average amount outstanding during period	134,689	42,597	30,054
Maximum outstanding at any month end during period	190,957	106,897	31,793

Weighted average interest rate at end of period	0.81%	1.58%	2.63%
Weighted average interest rate during period	1.09%	2.23%	3.53%

Liquidity and Capital Resources

While the Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for at least the next twelve months, including any cash dividends it may pay, the Company intends to continue pursuing its growth strategy, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to execute its growth strategy could be adversely affected.

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhances interest rate risk management through borrowings, which are generally advances from the FHLB.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2015, on a consolidated basis, the Company had $239.9 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $36.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2015, the Bank had the ability to borrow an additional $99.0 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2015, the Company, on an unconsolidated basis, had $6.9 million in cash generally available for its cash needs.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2015, approved outstanding loan commitments, including unused lines of credit, amounted to $131.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2015 totaled $287.7 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The original scheduled maturity date of the loan was March 6, 2014. Effective March 6, 2014, the Company entered into an Acknowledgment, Confirmation and Amendment that, among other things, extended the maturity of the loan to March 6, 2015. Effective March 6, 2015, the Company entered into a Second Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2016.  Effective February 26, 2016, the Company entered into a Third Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2017. The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.

Reconciliation of Non-GAAP Financial Measures

This annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table.

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Total equity - GAAP	$104,330	$96,785	$90,908	$61,350	$55,423
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$99,643	$92,098	$86,221	$56,663	$50,736

Total assets - GAAP	$1,269,870	$970,503	$802,342	$636,367	$585,440
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,265,183	$965,816	$797,655	$631,680	$580,753

Total common shares outstanding	4,481,347	4,439,575	4,448,326	2,815,094	2,807,385

Book value per common share	$23.28	$21.80	$20.44	$21.79	$19.74
Effect of goodwill	(1.04)	(1.06)	(1.06)	(1.66)	(1.67)
Tangible book value per common share	$22.24	$20.74	$19.38	$20.13	$18.07

Total shareholders’ equity to assets ratio	8.22%	9.97%	11.33%	9.64%	9.47%
Effect of goodwill	(0.34)%	(0.43)%	(0.52)%	(0.67)%	(0.73)%
Tangible common equity to tangible assets ratio	7.88%	9.54%	10.81%	8.97%	8.74%

Total average equity - GAAP	$100,428	$93,796	$64,704	$58,934	$52,313
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$95,741	$89,109	$60,017	$54,247	$47,626

Return on average shareholders' equity	8.89%	4.61%	7.10%	9.51%	6.09%
Effect of goodwill	0.44%	0.24%	0.55%	0.82%	0.60%
Return on average tangible common equity	9.33%	4.85%	7.65%	10.33%	6.69%

Critical Accounting Policies and Estimates

Allowance for Loan Losses. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, and estimated collateral values. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Management evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Investments in Debt and Equity Securities. We classify investments in debt and equity securities as available-for-sale in accordance with Accounting Standards Codification, or ASC, Topic 320, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as held-to-maturity would be recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices, when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of pricing sources, including Reuters/EJV, Interactive Data and Standard & Poors. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and management determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income (loss).

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

Impairment of Goodwill. As a result of the Company’s previous acquisition of Landmark Financial Corporation, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheet. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently.

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

Recent Accounting Pronouncements

Refer to Note 21 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2015 and December 31, 2014, we had commitments to sell residential real estate loans of $42.7 million and $55.1 million, respectively. These contracts mature in less than one year.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for the Company is interest rate risk. Interest rate risk is the risk to earnings and the value of the Company’s equity resulting from changes in market interest rates and arises in the normal course of business to the extent that there are timing and volume differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.
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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2015, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(1.06)%	0.11%	0.21%
EVE	1.60%	(5.16)%	(9.52)%
___________________________________
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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2015 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	62	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	46	Senior Vice President and Chief Financial Officer
C. Charles Perfetti	71	Senior Vice President and Secretary
Nicole S. Lorch	41	Senior Vice President, Retail Banking

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer and principal financial officer. This code is publicly available through the Corporate Governance section of our website at www.firstinternetbancorp.com. To the extent permissible under applicable law, the rules of the SEC or NASDAQ listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under applicable law, the rules of the SEC or NASDAQ listing standards.

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

Item 11.        Executive Compensation

Incorporated into this item by reference is the information in the Proxy Statement regarding the compensation of our named executive officers appearing under the heading “Executive Compensation,” the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Director Compensation.”

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

Item 14.        Principal Accounting Fees and Services

Incorporated into this item by reference is the information in the Proxy Statement under the heading “Audit-Related Matters.”

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)Documents Filed as Part of this annual report on Form 10-K:

1.	See our financial statements beginning on page F-1.

(b)Exhibits:

Unless otherwise indicated, all documents incorporated into this annual report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
4.1	Warrant to purchase common stock dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed July 5, 2013)
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to registration statement on Form S-3 (Registration No. 333-208748) filed December 23, 2015)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to registration statement on Form S-3 (Registration No. 333-208748) filed December 23, 2015)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
10.3	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
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
10.9
First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed August 5, 2015)

10.10	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.11	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)
10.12	2015 Senior Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed May 7, 2015)*
10.13
Form of Management Incentive Award Agreement - Restricted Stock Units under First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 7, 2015)*

10.14	Loan Agreement dated as of March 6, 2013, by and between the Company and the Bank (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)
10.15
First, Second and Third Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed March 6, 2014, March 6, 2015, and February 26, 2016, respectively

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2016.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Kenneth J. Lovik, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
John K. Keach, Jr., Director	David R. Lovejoy, Director

*	*
Ann D. Murtlow, Director	Ralph R. Whitney, Jr., Director

*	*
Jerry Williams, Director	Jean L. Wojtowicz, Director
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
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Fishers, Indiana

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Internet Bancorp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Internet Bancorp's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
March 10, 2016

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Fishers, Indiana

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Internet Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Internet Bancorp and our report dated March 10, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
March 10, 2016

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$1,063	$1,940
Interest-bearing demand deposits	24,089	26,349
Total cash and cash equivalents	25,152	28,289
Interest-bearing time deposits	1,000	2,000
Securities available-for-sale - at fair value (amortized cost of $215,576 in 2015 and $137,727 in 2014)	213,698	137,518
Loans held-for-sale (includes $24,065 and $32,618 at fair value in 2015 and 2014, respectively)	36,518	34,671
Loans receivable	953,859	732,426
Allowance for loan losses	(8,351)	(5,800)
Net loans receivable	945,508	726,626
Accrued interest receivable	4,105	2,833
Federal Home Loan Bank of Indianapolis stock	8,595	5,350
Cash surrender value of bank-owned life insurance	12,727	12,325
Premises and equipment, net	8,521	7,061
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	4,871	4,655
Total assets	$1,269,870	$970,503

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$23,700	$21,790
Interest-bearing deposits	932,354	736,808
Total deposits	956,054	758,598
Advances from Federal Home Loan Bank	190,957	106,897
Subordinated debt, net of unamortized discounts and debt issuance costs of $276 and $127 in 2015 and 2014, respectively	12,724	2,873
Accrued interest payable	117	97
Accrued expenses and other liabilities	5,688	5,253
Total liabilities	1,165,540	873,718
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,481,347 and 4,439,575 shares issued and outstanding, respectively	72,559	71,774
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	32,980	25,146
Accumulated other comprehensive loss	(1,209)	(135)
Total shareholders’ equity	104,330	96,785
Total liabilities and shareholders’ equity	$1,269,870	$970,503

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Interest Income
Loans	$37,049	$27,875	$20,843
Securities – taxable	3,728	3,036	2,891
Securities – non-taxable	312	58	1,611
Other earning assets	358	246	191
Total interest income	41,447	31,215	25,536
Interest Expense
Deposits	8,755	7,653	6,861
Other borrowed funds	1,939	1,275	1,227
Total interest expense	10,694	8,928	8,088
Net Interest Income	30,753	22,287	17,448
Provision for Loan Losses	1,946	349	324
Net Interest Income After Provision for Loan Losses	28,807	21,938	17,124
Noninterest Income
Service charges and fees	764	707	687
Mortgage banking activities	9,000	5,609	8,682
Other-than-temporary impairment
Total loss related to other than temporarily impaired securities	—	—	(129)
Portion of loss recognized in other comprehensive income (loss)	—	—	80
Other-than-temporary impairment loss recognized in net income	—	—	(49)
Gain (loss) on sale of securities	—	538	(63)
Loss on asset disposals	(34)	(78)	(146)
Other	411	398	406
Total noninterest income	10,141	7,174	9,517
Noninterest Expense
Salaries and employee benefits	14,271	12,348	10,250
Marketing, advertising, and promotion	1,756	1,455	1,858
Consulting and professional fees	2,374	1,902	2,152
Data processing	1,016	995	911
Loan expenses	631	626	799
Premises and equipment	2,768	2,937	2,196
Deposit insurance premium	643	591	451
Other	1,824	1,808	1,865
Total noninterest expense	25,283	22,662	20,482
Income Before Income Taxes	13,665	6,450	6,159
Income Tax Provision	4,736	2,126	1,566
Net Income	$8,929	$4,324	$4,593
Income Per Share of Common Stock
Basic	$1.97	$0.96	$1.51
Diluted	1.96	0.96	1.51
Weighted-Average Number of Common Shares Outstanding
Basic	4,528,528	4,497,007	3,041,666
Diluted	4,554,219	4,507,995	3,050,001
Dividends Declared Per Share	$0.24	$0.24	$0.22
See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$8,929	$4,324	$4,593
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(1,669)	3,260	(6,462)
Reclassification adjustment for (gains) losses realized	—	(538)	63
Net unrealized holding gains (losses) on securities available for sale for which an other-than-temporary impairment has been recognized in income	—	751	(129)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	—	49
Other comprehensive income (loss) before tax	(1,669)	3,473	(6,479)
Income tax provision (benefit)	(595)	1,236	(2,289)
Other comprehensive income (loss) - net of tax	(1,074)	2,237	(4,190)
Comprehensive income	$7,855	$6,561	$403

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2013	$41,508	$1,818	$18,024	$61,350
Net income	—	—	4,593	4,593
Other comprehensive loss	—	(4,190)	—	(4,190)
Dividends declared ($0.22 per share)	—	—	(715)	(715)
Recognition of the fair value of share-based compensation	514	—	—	514
Issuance of common stock warrants	255	—	—	255
Net cash proceeds from common stock issuance	29,101	—	—	29,101
Balance, December 31, 2013	71,378	(2,372)	21,902	90,908
Net income	—	—	4,324	4,324
Other comprehensive income	—	2,237	—	2,237
Dividends declared ($0.24 per share)	—	—	(1,080)	(1,080)
Recognition of the fair value of share-based compensation	507	—	—	507
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(40)	—	—	(40)
Balance, December 31, 2014	$71,774	$(135)	$25,146	$96,785
Net income	—	—	8,929	8,929
Other comprehensive loss	—	(1,074)	—	(1,074)
Dividends declared ($0.24 per share)	—	—	(1,095)	(1,095)
Recognition of the fair value of share-based compensation	762	—	—	762
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	25	—	—	25
Excess tax benefit on share-based compensation	36	—	—	36
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, December 31, 2015	$72,559	$(1,209)	$32,980	$104,330

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$8,929	$4,324	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,942	1,904	2,257
Increase in cash surrender value of bank-owned life insurance	(402)	(390)	(396)
Provision for loan losses	1,946	349	324
Share-based compensation expense	762	507	514
Loss on other-than-temporary impairment of securities	—	—	49
(Gain) loss from sale of available-for-sale securities	—	(538)	63
Loans originated for sale	(502,716)	(409,715)	(741,078)
Proceeds from sale of loans	509,373	409,453	784,077
Gain on loans sold	(8,845)	(5,048)	(8,379)
Decrease (increase) in fair value of loans held-for-sale	341	(751)	4
(Gain) loss on derivatives	(496)	190	(307)
Deferred income tax	443	(1,529)	2,259
Net change in other assets	(1,227)	2,035	(2,404)
Net change in other liabilities	858	1,189	(36)
Net cash provided by operating activities	10,908	1,980	41,540
Investing Activities
Net loan activity, excluding sales and purchases	(220,828)	(124,696)	(61,039)
Net change in interest-bearing deposits	1,000	500	(2,500)
Proceeds from liquidation of other real estate owned	—	235	1,268
Maturities of securities available-for-sale	21,759	21,254	29,757
Proceeds from sale of securities available-for-sale	—	137,816	72,019
Purchase of securities available-for-sale	(100,335)	(112,000)	(134,471)
Purchase of Federal Home Loan Bank of Indianapolis stock	(3,245)	(2,407)	—
Purchase of premises and equipment	(2,543)	(915)	(7,187)
Loans purchased	—	(106,480)	(83,265)
Net cash used in investing activities	(304,192)	(186,693)	(185,418)
Financing Activities
Net increase in deposits	197,456	85,503	142,404
Cash dividends paid	(1,093)	(1,080)	(450)
Net proceeds from issuance of subordinated debt and related warrants	9,761	—	3,000
Net proceeds from common stock issuance	—	—	29,101
Proceeds from advances from Federal Home Loan Bank	300,000	170,000	13,000
Repayment of advances from Federal Home Loan Bank	(216,000)	(95,000)	(22,000)
Other, net	23	(111)	—
Net cash provided by financing activities	290,147	159,312	165,055
Net (Decrease) Increase in Cash and Cash Equivalents	(3,137)	(25,401)	21,177
Cash and Cash Equivalents, Beginning of Year	28,289	53,690	32,513
Cash and Cash Equivalents, End of Year	$25,152	$28,289	$53,690
Supplemental Disclosures of Cash Flows Information
Cash paid during the year for interest	$10,674	$8,933	$8,106
Cash paid during the year for taxes	3,793	2,346	770
Loans transferred to other real estate owned	—	—	581
Cash dividends declared, not paid	267	265	265
 See Notes to Consolidated Financial Statements

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 1:        Basis of Presentation and Summary of Significant Accounting Policies

The accounting policies of First Internet Bancorp and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”). A summary of the Company’s significant accounting policies follows:

Description of Business

The Company was incorporated on September 15, 2005, and consummated a plan of exchange on March 21, 2006, by which the Company became a bank holding company and 100% owner of First Internet Bank of Indiana (the “Bank”).

The Bank provides commercial and retail banking services, with operations conducted on the Internet at www.firstib.com and primarily through its corporate office located in Fishers, Indiana as well as a loan production office in Tempe, Arizona. The majority of the Bank’s income is derived from commercial lending, retail lending, and mortgage banking activities. The Bank is subject to competition from other financial institutions. The Bank is regulated by certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly owned by the Bank to manage other real estate owned properties as needed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s business activities are currently limited to one reporting unit and reportable segment, which is commercial banking.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for credit losses and income taxes, as well as fair value measurements of investment securities, derivatives, goodwill, and loans held-for-sale.  Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. The Company had no securities classified as “held to maturity” at December 31, 2015 or 2014.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2015 or 2014.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Interest and dividend income, adjusted by amortization of premium or discount, is included in earnings using the effective interest rate method. Purchases and sales of securities are recorded in the consolidated balance sheets on the trade date. Gains and losses from security sales or disposals are recognized as of the trade date in the consolidated statements of income for the period in which securities are sold or otherwise disposed of. Gains and losses on sales of securities are determined using the specific-identification method.

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

Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

The historical loss experience is determined by portfolio segment and considers two weighted average net charge-off trends: 1) the Company’s average loss history over the previous sixteen quarters; and 2) average loss history over the previous sixteen quarters for a peer group. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

During 2015, management elected to further segment the presentation of the Company’s loan portfolio.  The revised segmentation groups loans with similar characteristics, allows for greater insight of qualitative considerations and is consistent with how the Company manages its loan portfolio. This revision did not have a material impact on the overall balance of the allowance. December 31, 2014 loan balances have been reclassified to conform to the 2015 presentation. Refer to Note 4 for further discussion of each loan portfolio segment’s risk characteristics.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Policy for Charging Off Loans

A loan should be generally charged off at any point in time when it no longer can be considered a bankable asset, meaning collected within the parameters of policy. A secured loan generally should be charged off to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally should be charged off no later than when it is 180 days past due as to principal or interest. All charge-offs are approved by the Chief Credit Officer.

Federal Home Loan Bank (“FHLB”) of Indianapolis Stock

Federal law requires a member institution of the FHLB system to hold common stock of its district FHLB according to a predetermined formula. This investment is stated at cost, which represents redemption value, and may be pledged as collateral for FHLB advances.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at its fair value less estimated costs to sell. When property is acquired, it is recorded at its fair value at the date of acquisition with any resulting write-down charged against the ALLL. Any subsequent deterioration of the property is charged directly to operating expense. Costs relating to the development and improvement of other real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred.

Premises and Equipment

Premises and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives, which range from three to five years for software and equipment, ten years for land improvements, and 39 years for buildings.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2015 or December 31, 2014.

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

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2015	2014	2013
Basic earnings per share
Net income available to common shareholders	$8,929	$4,324	$4,593
Weighted-average common shares	4,528,528	4,497,007	3,041,666
Basic earnings per common share	$1.97	$0.96	$1.51

Diluted earnings per share
Net income available to common shareholders	$8,929	$4,324	$4,593
Weighted-average common shares	4,528,528	4,497,007	3,041,666
Dilutive effect of warrants	10,665	2,895	5,933
Dilutive effect of equity compensation	15,026	8,093	2,402
Weighted-average common and incremental shares	4,554,219	4,507,995	3,050,001
Diluted earnings per common share	$1.96	$0.96	$1.51
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the year	—	—	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Stock Compensation

The Company has a stock-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 10.

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

Reclassifications

Certain reclassifications have been made to the 2014 and 2013 financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2015, the Company’s interest-bearing cash accounts at other institutions did not exceed the limits for full FDIC insurance coverage. However, approximately $1.9 million and $22.2 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2015 was $0.3 million.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 3:        Securities

Securities at December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$139	$(482)	$37,750
Municipal securities	21,091	385	(7)	21,469
Mortgage-backed securities	113,948	110	(1,006)	113,052
Asset-backed securities	19,444	—	(83)	19,361
Corporate securities	20,000	—	(913)	19,087
Other securities	3,000	—	(21)	2,979
Total available for sale	$215,576	$634	$(2,512)	$213,698

	December 31, 2014
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$13,680	$129	$(257)	$13,552
Mortgage-backed securities	117,134	282	(368)	117,048
Asset-backed securities	4,913	—	(1)	4,912
Other securities	2,000	6	—	2,006
Total available for sale	$137,727	$417	$(626)	$137,518

The carrying value of securities at December 31, 2015 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	487	451
Five to ten years	25,358	24,935
After ten years	53,339	52,920
	79,184	78,306
Mortgage-backed securities	113,948	113,052
Asset-backed securities	19,444	19,361
Other securities	3,000	2,979
Totals	$215,576	$213,698

Gross realized gains of $0, $2.7 million, and $0.5 million and gross realized losses of $0, $2.2 million, and $0.5 million resulting from sales of available-for-sale securities were recognized during the twelve months ended December 31, 2015, 2014, and 2013, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2015, the fair value of available-for-sale investment securities pledged as collateral was $150.8 million. The Company pledged the securities for various types of transactions, including FHLB advances and derivative financial instruments.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and 2014 was $166.1 million and $86.9 million, which is approximately 78% and 63%, respectively, of the Company’s available-for-sale securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase.

Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$18,289	$(237)	$8,537	$(245)	$26,826	$(482)
Municipal securities	1,026	(7)	—	—	1,026	(7)
Mortgage-backed securities	74,198	(562)	22,655	(444)	96,853	(1,006)
Asset-backed securities	19,361	(83)	—	—	19,361	(83)
Corporate securities	19,087	(913)	—	—	19,087	(913)
Other securities	2,979	(21)	—	—	2,979	(21)
	$134,940	$(1,823)	$31,192	$(689)	$166,132	$(2,512)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$801	$(10)	$8,719	$(247)	$9,520	$(257)
Mortgage-backed securities	51,204	(57)	21,237	(311)	72,441	(368)
Asset-backed securities	4,912	(1)	—	—	4,912	(1)
	$56,917	$(68)	$29,956	$(558)	$86,873	$(626)

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors, but are not considered other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss. The Company did not own any securities categorized as OTTI securities during the year ended December 31, 2015.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2013	$1,737
Realized losses related to OTTI	(603)
Additions related to OTTI losses not previously recognized	31
Additions related to increases in previously recognized OTTI losses	18
December 31, 2013	1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
December 31, 2014	$—

There were no amounts reclassified from accumulated other comprehensive loss in the year ended December 31, 2015. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2014 and 2013 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,		Affected Line Item in the Statements of Income
	2014	2013
Unrealized gains and losses on securities available for sale
Gain (loss) realized in earnings	$538	$(63)	Gain (loss) on sale of securities
OTTI losses recognized in earnings	—	(49)	Other-than-temporary impairment loss recognized in net income
Total reclassified amount before tax	538	(112)	Income Before Income Taxes
Tax expense (benefit)	191	(38)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$347	$(74)	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans Receivable

Categories of loans include:

	December 31,
	2015	2014
Commercial loans
Commercial and industrial	$102,000	$77,232
Owner-occupied commercial real estate	44,462	34,295
Investor commercial real estate	16,184	22,069
Construction	45,898	24,883
Single tenant lease financing	374,344	192,608
Total commercial loans	582,888	351,087
Consumer loans
Residential mortgage	214,559	220,612
Home equity	43,279	58,434
Other consumer	108,312	97,094
Total consumer loans	366,150	376,140
Total commercial and consumer loans	949,038	727,227
Deferred loan origination costs and premiums and discounts on purchased loans	4,821	5,199
Total loans receivable	953,859	732,426
Allowance for loan losses	(8,351)	(5,800)
Net loans receivable	$945,508	$726,626

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

The following tables present changes in the balance of the allowance for loan losses during the twelve months ended December 31, 2015, 2014, and 2013.

	Twelve Months Ended December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	447	131	(549)	170	1,870	(311)	(83)	271	1,946
Losses charged off	—	—	—	—	—	(185)	—	(451)	(636)
Recoveries	—	—	500	—	—	407	1	333	1,241
Balance, end of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426
Provision (credit) charged to expense	115	55	(418)	53	330	186	(4)	32	349
Losses charged off	(14)	—	—	—	—	(247)	—	(596)	(857)
Recoveries	—	—	460	—	—	38	—	384	882
Balance, end of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

	Twelve Months Ended December 31, 2013
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$371	$352	$266	$336	$2,153	$946	$203	$1,206	$5,833
Provision (credit) charged to expense	378	(62)	191	(59)	(422)	128	8	162	324
Losses charged off	—	—	(238)	—	—	(164)	—	(810)	(1,212)
Recoveries	70	—	—	—	—	98	—	313	481
Balance, end of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015 and 2014.

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,000	$44,462	$16,184	$45,898	$374,344	$213,426	$43,279	$108,163	$947,756
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,133	—	149	1,282
Ending balance	$102,000	$44,462	$16,184	$45,898	$374,344	$214,559	$43,279	$108,312	$949,038
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$77,232	$34,295	$21,982	$24,883	$192,608	$219,473	$58,434	$96,789	$725,696
Ending balance: individually evaluated for impairment	—	—	87	—	—	1,139	—	305	1,531
Ending balance	$77,232	$34,295	$22,069	$24,883	$192,608	$220,612	$58,434	$97,094	$727,227
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$920	$345	$261	$330	$2,061	$985	$207	$676	$5,785
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	15	15
Ending balance	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category and payment activity as of December 31, 2015 and 2014.

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$95,589	$43,913	$14,746	$45,599	$374,344	$574,191
6 Special Mention	2,006	535	—	299	—	2,840
7 Substandard	4,405	14	1,438	—	—	5,857
8 Doubtful	—	—	—	—	—	—
Total	$102,000	$44,462	$16,184	$45,898	$374,344	$582,888

	December 31, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$214,456	$43,279	$108,248	$365,983
Nonaccrual	103	—	64	167
Total	$214,559	$43,279	$108,312	$366,150

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$77,232	$34,278	$20,478	$24,504	$192,608	$349,100
6 Special Mention	—	—	—	379	—	379
7 Substandard	—	17	1,591	—	—	1,608
8 Doubtful	—	—	—	—	—	—
Total	$77,232	$34,295	$22,069	$24,883	$192,608	$351,087

	December 31, 2014
	Residential mortgage	Home equity	Other consumer	Total
Performing	$220,587	$58,434	$96,971	$375,992
Nonaccrual	25	—	123	148
Total	$220,612	$58,434	$97,094	$376,140

 The following tables present the Company’s loan portfolio delinquencies analysis as of December 31, 2015 and 2014.

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total commercial and consumer loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$29	$—	$—	$29	$101,971	$102,000	$—	$—
Owner-occupied commercial real estate	—	—	—	—	44,462	44,462	—	—
Investor commercial real estate	—	—	—	—	16,184	16,184	—	—
Construction	—	—	—	—	45,898	45,898	—	—
Single tenant lease financing	—	—	—	—	374,344	374,344	—	—
Residential mortgage	300	23	45	368	214,191	214,559	103	—
Home equity	20	—	—	20	43,259	43,279	—	—
Other consumer	116	12	—	128	108,184	108,312	64	—
Total	$465	$35	$45	$545	$948,493	$949,038	$167	$—

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total commercial and consumer loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$77,232	$77,232	$—	$—
Owner-occupied commercial real estate	—	—	—	—	34,295	34,295	—	—
Investor commercial real estate	—	—	—	—	22,069	22,069	87	—
Construction	—	—	—	—	24,883	24,883	—	—
Single tenant lease financing	—	—	—	—	192,608	192,608	—	—
Residential mortgage	161	—	57	218	220,394	220,612	25	57
Home equity	—	—	—	—	58,434	58,434	—	—
Other consumer	249	56	53	358	96,736	97,094	123	4
Total	$410	$56	$110	$576	$726,651	$727,227	$235	$61

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$—	$87	$87	$—
Residential mortgage	1,133	1,154	—	1,139	1,146	—
Other consumer	149	178	—	268	338	—
Total	1,282	1,332	—	1,494	1,571	—
Loans with a specific valuation allowance
Residential mortgage	—	—	—	—	—	—
Other consumer	—	—	—	37	51	15
Total	—	—	—	37	51	15
Total impaired loans	$1,282	$1,332	$—	$1,531	$1,622	$15

The table below presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2015, 2014, and 2013.

	Twelve Months Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$21	$2	$666	$5	$239	$—
Residential mortgage	1,112	8	1,266	32	1,894	29
Other consumer	193	16	380	37	315	28
Total	1,326	26	2,312	74	2,448	57
Loans with a specific valuation allowance
Investor commercial real estate	—	—	—	—	1,617	5
Residential mortgage	15	—	—	—	66	3
Other consumer	13	1	40	4	78	2
Total	28	1	40	4	1,761	10
Total impaired loans	$1,354	$27	$2,352	$78	$4,209	$67

There were no residential mortgage loans in other real estate owned at December 31, 2015 or December 31, 2014. There were less than $0.1 million of loans at December 31, 2015, and no loans at December 31, 2014 in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2015 and 2014.

	December 31,
	2015	2014
Land	$2,500	$2,500
Building and improvements	4,636	3,018
Furniture and equipment	6,164	5,277
Less: accumulated depreciation	(4,779)	(3,734)
	$8,521	$7,061

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 6:        Goodwill

The following table shows the change in the carrying amount of goodwill for the three years ended December 31, 2015, 2014, and 2013.

Balance as of January 1, 2013	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2013	4,687
Changes in goodwill during the year	—
Balance as of December 31, 2014	4,687
Changes in goodwill during the year	—
Balance as of December 31, 2015	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2015 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2015 and 2014.

	December 31,
	2015	2014
Noninterest-bearing demand deposit accounts	$23,700	$21,790
Interest-bearing demand deposit accounts	84,241	74,238
Regular savings accounts	22,808	20,776
Money market accounts	341,732	267,046
Certificates of deposits	470,736	361,202
Brokered deposits	12,837	13,546
Total deposits	$956,054	$758,598

Certificates of deposit in the amount of $250 or more	$117,335	$66,226

The following table presents scheduled certificate of deposits maturities by year as of December 31, 2015.

2016	$287,724
2017	87,297
2018	48,461
2019	11,933
2020	48,158
Thereafter	—
$483,573

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 8:        FHLB Advances

The Company had outstanding FHLB advances of $191.0 million and $106.9 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the interest rates on the Company’s outstanding FHLB advances ranged from 0.00% to 4.22%, with a weighted average interest rate of 0.81%. All advances are collateralized by mortgage loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Mortgage loans pledged were approximately $186.4 million and $212.6 million as of December 31, 2015 and 2014, respectively, and the fair value of investment securities pledged to the FHLB was approximately $148.7 million and $128.2 million as of December 31, 2015 and 2014, respectively.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2016	$83,000
2017	—
2018	3,000
2019	—
2020	50,000
Thereafter	55,000
191,000
Deferred prepayment penalties on advance restructure	(43)
$190,957

As of December 31, 2015, the Company had a $50.0 million option-embedded advance that is scheduled to mature on April 17, 2020.  The advance will convert from a variable rate of 3-month LIBOR minus 0.75% to a fixed rate equal to 1.0525% on April 18, 2016.  The FHLB has the option to put the advance prior to its scheduled maturity date.  If the advance is put by the FHLB, the Company has the option to request to convert the advance to an adjustable rate advance of predetermined index for the remaining term to maturity, at the FHLB’s discretion.

As of December 31, 2015 the Company had a $40.0 million symmetrical fixed rate bullet advance that is scheduled to mature on January 19, 2021. The terms of the advance allow the Company to terminate the advance prior to its scheduled maturity date.  If the Company elects to terminate the advance prior to its scheduled maturity date and the interest rate for the advance is above market rates relative to an advance with a similar remaining term, the Company will be required to pay a prepayment fee based on the mark-to-market adjustment of the advance.  If the Company elects to terminate the advance prior to its scheduled maturity date and the interest rate for the advance is below market rates relative to an advance with a similar remaining term, the Company would be eligible for a prepayment credit and could realize a gain, which is limited to 10% of the advance principal balance, when the advance is prepaid.

As of December 31, 2015, the Company had a $15.0 million fixed rate advance that is scheduled to mature on September 2, 2025.  The FHLB has a one-time option to put the advance on September 2, 2020.  If the FHLB exercises its option to put the advance, the advance will be prepayable without a fee at the Company’s option on the exercise date.  If the Company requests to convert the advance to an adjustable rate after the FHLB has put the advance, the Company may prepay the advance without a fee on any subsequent quarterly reset date.

Note 9:        Subordinated Debt

In June 2013, the Company issued a subordinated debenture (the “debenture”) in the principal amount of $3.0 million. The debenture bears a fixed interest rate of 8.00% per year, payable quarterly, and is scheduled to mature on June 28, 2021. The debenture may be repaid, without penalty, at any time after June 28, 2016. The debenture is intended to qualify for treatment as Tier 2 capital under regulatory guidelines.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

In connection with the debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014 and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

The Company used the Black-Scholes option pricing model to assign a fair value of $0.3 million to the warrant as of June 28, 2013. The following assumptions were used to value the warrant: a risk-free interest rate of 0.66% per the U.S. Treasury yield curve in effect at the date of issuance; an expected dividend yield of 1.19% calculated using the dividend rate and stock price at the date of the issuance; and an expected volatility of 34% based on the estimated volatility of the Company’s stock over the expected term of the warrant, which is estimated to be three years.

In October 2015, the Company issued subordinated notes (the “Notes”) in the principal amount of $10.0 million. The Notes bear a fixed interest rate of 6.4375% per year, payable quarterly, and are scheduled to mature on October 1, 2025. The Notes may be repaid, without penalty, on any interest payment date on or after October 15, 2020. The Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

	December 31, 2015		December 31, 2014
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
8.00% subordinated debenture, due 2021	$3,000	(42)	3,000	(127)
6.4375% subordinated notes, due 2025	10,000	(234)	—	—
Total	$13,000	(276)	3,000	(127)

Note 10:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.3 million in each of the twelve months ended December 31, 2015, 2014, and 2013.

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer that provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined in the agreement, along with other specific conditions.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (“2013 Plan”) authorizes the issuance of up to 750,000 shares of the Company’s common stock in the form of equity-based awards to employees, directors, and other eligible persons. Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other share-based awards.  All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company recorded $0.8 million, $0.5 million, and $0.4 million of share-based compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the Company’s restricted stock unit, restricted stock, and deferred stock unit awards as of December 31, 2015, and activity for the year ended December 31, 2015:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2015	—	$—	20,777	$25.09	—	$—
Granted	31,089	18.90	46,988	16.69	10	19.72
Vested	—	—	(37,070)	20.18	(10)	19.72
Forfeited	(2,787)	18.89	(3,166)	18.02	—	—
Nonvested at December 31, 2015	28,302	$18.90	27,529	$18.17	—	$—

As of December 31, 2015, the total unrecognized compensation cost related to nonvested awards was $0.6 million, with a weighted-average expense recognition period of 1.8 years.

Directors Deferred Stock Plan

Until January 1, 2014, the Company had a stock compensation plan for non-employee members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

For the year ended December 31, 2013, the Company recorded $0.2 million of expense related to awards made from the Directors Deferred Stock Plan. The Company recognized compensation expense ratably over the vesting period based upon the fair value of the stock on the grant date. The Directors Deferred Stock Plan ended on December 31, 2013.

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2015:

Deferred Rights
Outstanding, beginning of year	80,528
Granted	1,165
Exercised	—
Outstanding, end of year	81,693

All deferred stock rights granted during 2015 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 11:        Income Taxes

The provision (benefit) for income taxes consists of the following:

	December 31,
	2015	2014	2013
Current	$4,293	$3,655	$(693)
Deferred	443	(1,529)	2,259
Total	$4,736	$2,126	$1,566

Income tax provision (benefit) is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	December 31,
	2015	2014	2013
Statutory rate times pre-tax income	$4,646	$2,193	$2,094
Add (subtract) the tax effect of:
Income from tax-exempt securities	(132)	(31)	(514)
State income tax, net of federal tax effect	154	63	33
Bank-owned life insurance	(137)	(132)	(135)
Other differences	205	33	88
Total income taxes	$4,736	$2,126	$1,566

The net deferred tax asset at December 31 consists of the following:

	December 31,
	2015	2014	2013
Deferred tax assets (liabilities)
Allowance for loan losses	$2,980	$2,073	$1,930
Unrealized loss on available for sale securities	670	75	1,310
Fair value adjustments	(925)	(117)	(1,840)
Depreciation	(573)	(590)	(270)
Deferred compensation	262	262	510
Loan origination costs	(704)	(288)	(209)
Prepaid assets	(247)	(207)	(205)
Accrued payroll	697	458	155
Other	204	546	536
Total deferred tax assets, net	$2,364	$2,212	$1,917

Note 12:        Related Party Transactions

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

Management evaluated related party loans and extensions of credit at December 31, 2015 and 2014, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2015 and 2014 totaled $9.8 million and $13.7 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 13:        Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

The implementation of the capital conservation buffer will began on January 1, 2016 at the 0.625% level and will phase in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$100,839	10.11%	$44,881	4.50%	$69,815	7.00%	N/A	N/A
Bank	104,434	10.50%	44,768	4.50%	69,639	7.00%	64,664	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	100,839	10.11%	59,842	6.00%	84,776	8.50%	N/A	N/A
Bank	104,434	10.50%	59,690	6.00%	84,561	8.50%	79,587	8.00%
Total capital to risk-weighted assets
Consolidated	122,190	12.25%	79,789	8.00%	104,723	10.50%	N/A	N/A
Bank	112,785	11.34%	79,587	8.00%	104,458	10.50%	99,484	10.00%
Leverage ratio
Consolidated	100,839	8.28%	48,713	4.00%	48,713	4.00%	N/A	N/A
Bank	104,434	8.59%	48,636	4.00%	48,636	4.00%	60,796	5.00%

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 14:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2015 and 2014, the Company had outstanding loan commitments totaling approximately $131.9 million and $110.4 million, respectively.

As of December 31, 2015, the Company leased office facilities under various operating leases. The leases may be subject to additional payments based on building operating costs and property taxes in excess of specified amounts. The Company recorded rental expense for all operating leases of $0.5 million, $0.5 million, and $0.5 million for the years ended December 31, 2015, 2014, and 2013 respectively. Future minimum cash lease payments are as follows:

Amount
2016	$557
2017	517
2018	526
2019	534
2020	542
Thereafter	92
$2,768

Note 15:        Fair Value of Financial Instruments

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

Level 2 securities include U.S. Government-sponsored agencies, mortgage and asset-backed securities, state and municipal securities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2015 or 2014.

Loans Held-for-Sale (mandatory pricing agreements)

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,750	$—	$37,750	$—
Municipal securities	21,469	—	21,469	—
Mortgage-backed securities	113,052	—	113,052	—
Asset-backed securities	19,361	—	19,361	—
Corporate securities	19,087	—	19,087	—
Other securities	2,979	2,979	—	—
Total available for sale securities	$213,698	$2,979	$210,719	$—
Loans held-for-sale (mandatory pricing agreements)	24,065	—	24,065	—
Forward contracts	30	30	—	—
IRLCs	582	—	—	582

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

		December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$13,552	$—	$13,552	$—
Mortgage-backed securities	117,048	—	117,048	—
Asset-backed securities	4,912	—	4,912	—
Other securities	2,006	2,006	—	—
Total available for sale securities	$137,518	$2,006	$135,512	$—
Loans held-for-sale (mandatory pricing agreements)	32,618	—	32,618	—
Forward contracts	(405)	(405)	—	—
IRLCs	521	—	—	521

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs:

	Securities Available-for-Sale	Interest Rate Lock Commitments
Balance as of January 1, 2013	$840	$—
Total realized gains
Included in net income	—	79
Included in other comprehensive income (loss)	833	—
Balance, December 31, 2013	1,673	79
Total realized gains (losses)
Included in net income	(259)	442
Included in other comprehensive income	1,333	—
Sales	(2,747)	—
Balance, December 31, 2014	—	521
Total realized gains
Included in net income	—	61
Balance, December 31, 2015	$—	$582

The following describes the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

There were no impaired loans that were measured at fair value on a nonrecurring basis at December 31, 2015 or 2014.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range
IRLCs	$582	Discounted cash flow	Loan closing rates	43% - 100%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range
IRLCs	$521	Discounted cash flow	Loan closing rates	40% - 95%

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Advances from Federal Home Loan Bank

The fair value of fixed rate advances is estimated using rates currently offered for similar remaining maturities. The carrying value of variable rate advances approximates fair value.

Subordinated Debt

The fair value of the Company’s subordinated debt is estimated using discounted cash flow analysis, based on current borrowing rates for similar types of debt instruments.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2015 and 2014.

The following schedule includes the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2015 and 2014:

	December 31, 2015
	Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,152	$25,152	$—	$—
Interest-bearing time deposits	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	12,453	—	12,453	—
Loans receivable	953,859	—	—	967,303
Accrued interest receivable	4,105	4,105	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	956,054	472,481	—	478,360
Advances from Federal Home Loan Bank	190,957	—	188,126	—
Subordinated debt	12,724	—	13,212	—
Accrued interest payable	117	117	—	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

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

Note 16:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and sells a majority of the originated loans into the secondary market. The Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, interest rate lock commitments and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 17 for further information on derivative financial instruments.

During the years ended December 31, 2015, 2014, and 2013, the Company originated mortgage loans held-for-sale of $502.7 million, $409.7 million, and $741.1 million, respectively, and sold $509.4 million, $409.5 million, and $784.1 million of mortgage loans, respectively, into the secondary market.

The components of income from mortgage banking activities consist of the following:

	Year Ended December 31,
	2015	2014	2013
Gain on loans sold	$8,845	$5,048	$8,379
(Loss) gain resulting from the change in fair value of loans held-for-sale	(341)	751	(4)
Gain (loss) resulting from the change in fair value of derivatives	496	(190)	307
Net revenue from mortgage banking activities	$9,000	$5,609	$8,682

Note 17:        Derivative Financial Instruments

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
(Tabular dollar amounts in thousands except per share data)

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

The notional amount and fair value of IRLCs and forward contracts utilized by the Company were as follows:

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$28,444	$582	$29,967	$521
Forward contracts	42,743	30	—	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$—	$55,102	$(405)

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. Periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2015, 2014, and 2013 were as follows:

	Amount of gain / (loss) recognized in the twelve months ended
	December 31, 2015	December 31, 2014	December 31, 2013
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$61	$442	$79
Forward contracts	435	—	227

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$(632)	$—

Note 18:     Shareholders’ Equity

In 2013, the Company completed a public offering of 1.587 million shares of its common stock and received net proceeds of approximately $29.1 million.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 19:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2015	2014
Assets
Cash and cash equivalents	$6,860	$10,056
Investment in common stock of subsidiaries	107,925	87,929
Premises and equipment, net	5,793	4,542
Accrued income and other assets	750	1,678
Total assets	$121,328	$104,205

Liabilities and Shareholders’ Equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $276 and $127 in 2015 and 2014, respectively	$12,724	$2,873
Note payable to the Bank	4,000	4,000
Accrued expenses and other liabilities	274	547
Total liabilities	16,998	7,420

Shareholders’ equity	104,330	96,785

Total liabilities and shareholders’ equity	$121,328	$104,205

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Income

	Year Ended December 31,
	2015	2014	2013
Income
Dividends from subsidiaries	$—	$—	$500
Total income	—	—	500

Expenses
Interest on borrowings	643	498	307
Salaries and employee benefits	425	298	320
Consulting and professional fees	930	777	859
Premises and equipment	200	239	87
Other	174	206	231
Total expenses	2,372	2,018	1,804

Loss Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	(2,372)	(2,018)	(1,304)

Income Tax Benefit	(813)	(756)	(596)

Loss Before Equity in Undistributed Net Income of Subsidiaries	(1,559)	(1,262)	(708)

Equity in Undistributed Net Income of Subsidiaries	10,488	5,586	5,301

Net Income	$8,929	$4,324	$4,593

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
Net income	$8,929	$4,324	$4,593
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available for sale	(1,669)	3,260	(6,462)
Reclassification adjustment for (gains) losses realized	—	(538)	63
Net unrealized holding gains (losses) on securities available for sale for which an other-than-temporary impairment has been recognized in income	—	751	(129)
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	—	49
Other comprehensive income (loss) before tax	(1,669)	3,473	(6,479)
Income tax provision (benefit)	(595)	1,236	(2,289)
Other comprehensive income (loss) - net of tax	(1,074)	2,237	(4,190)
Comprehensive income	$7,855	$6,561	$403

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$8,929	$4,324	$4,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,488)	(5,586)	(5,301)
Depreciation and amortization	246	226	161
Share-based compensation expense	150	120	127
Net change in:
Accrued income and other assets	958	(641)	(433)
Accrued expenses and other liabilities	(275)	(19)	44
Net cash used in operating activities	(480)	(1,576)	(809)

Investing Activities
Capital contribution to the Bank	(10,000)	(5,000)	(13,000)
Purchase of premises and equipment	(1,407)	(160)	(4,641)
Net cash used in investing activities	(11,407)	(5,160)	(17,641)

Financing Activities
Cash dividends paid	(1,093)	(1,080)	(450)
Net proceeds from issuance of subordinated debt and related warrants	9,761	—	3,000
Proceeds from loan from the Bank	—	—	4,000
Net proceeds from common stock issuance	—	—	29,101
Other, net	23	(111)	—
Net cash provided by (used in) financing activities	8,691	(1,191)	35,651

Net (Decrease) Increase in Cash and Cash Equivalents	(3,196)	(7,927)	17,201

Cash and Cash Equivalents at Beginning of Year	10,056	17,983	782

Cash and Cash Equivalents at End of Year	$6,860	$10,056	$17,983

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Income Statement Data:
Interest income	$11,594	$10,536	$10,130	$9,187
Interest expense	3,026	2,697	2,558	2,413
Net interest income	8,568	7,839	7,572	6,774
Provision for loan losses	746	454	304	442
Net interest income after provision for loan losses	7,822	7,385	7,268	6,332
Noninterest income	2,143	2,374	2,476	3,148
Noninterest expense	6,492	6,207	6,327	6,257
Income before income taxes	3,473	3,552	3,417	3,223
Income tax provision	1,195	1,229	1,152	1,160
Net income	$2,278	$2,323	$2,265	$2,063

Per Share Data:
Net income
Basic	$0.50	$0.51	$0.50	$0.46
Diluted	$0.50	$0.51	$0.50	$0.46
Weighted average common shares outstanding
Basic	4,534,910	4,532,360	4,529,823	4,516,776
Diluted	4,580,353	4,574,455	4,550,034	4,523,246

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Income Statement Data:
Interest income	$8,623	$7,947	$7,612	$7,033
Interest expense	2,248	2,274	2,239	2,167
Net interest income	6,375	5,673	5,373	4,866
Provision (credit) for loan losses	387	(112)	(73)	147
Net interest income after provision (credit) for loan losses	5,988	5,785	5,446	4,719
Noninterest income	2,098	1,943	1,622	1,511
Noninterest expense	5,879	5,785	5,560	5,438
Income before income taxes	2,207	1,943	1,508	792
Income tax provision	742	661	531	192
Net income	$1,465	$1,282	$977	$600

Per Share Data:
Net income
Basic	$0.33	$0.29	$0.22	$0.13
Diluted	$0.32	$0.28	$0.22	$0.13
Weighted average common shares outstanding
Basic	4,499,316	4,497,762	4,496,219	4,494,670
Diluted	4,514,505	4,511,291	4,504,302	4,501,705

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 21:        Recent Accounting Pronouncements

Accounting Standards Update (“ASU” or “Update”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (April 2015)

This Update is part of an initiative to reduce complexity in accounting standards (the “Simplification Initiative”) implemented by the Financial Accounting Standards Board. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. This Update will be applied retrospectively to all periods presented, beginning after December 15, 2015. Early adoption was permitted. The Company adopted this Update during the twelve months ended December 31, 2015 and has included the required disclosures in this annual report on Form 10-K.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (January 2016)

The amendments in this Update affect all entities that hold financial assets or owe financial liabilities. The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments.

The amendments in this Update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. Upon determining that impairment exists, an entity should calculate the fair value of that investment and recognize as an impairment in net income any amount by which the carrying value exceeds the fair value of the investment.

The amendments in this Update require public business entities that are required to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion consistent with Topic 820, Fair Value Measurement. This change to GAAP eliminates the entry price method previously used by some entities for disclosure purposes for some financial assets. Previously, GAAP permitted entities an option to measure fair value in two different ways.

The amendments in this Update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. That presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had a deterioration in its credit worthiness. This amendment excludes from net income gains or losses that the entity may not realize because those financial liabilities are not usually transferred or settled at their fair values before maturity.

The amendments in this Update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements.

The amendments in this Update reduce diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The feedback received by the Financial Accounting Standards Board indicated that there is diversity in practice in that some entities evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities separately from their other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be implemented using the prospective method. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Accounting Standards Update 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the Financial Accounting Standards Board amended its standards with respect to the accounting for leases. The amended standard serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier application of the amended standard is permitted. The Company is currently evaluating the impact of the amended guidance on the Company’s consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
4.2	Form of Senior Indenture	Incorporated by Reference
4.3	Form of Subordinated Indenture	Incorporated by Reference
10.1	First Internet Bancorp 2013 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan	Incorporated by Reference
10.3	First Internet Bancorp 2011 Directors’ Deferred Stock Plan	Incorporated by Reference
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013	Incorporated by Reference
10.6	Contract for Purchase of Property between First Internet Bancorp and LHRET Ascension SV, LLC dated January 30, 2013	Incorporated by Reference
10.7	Offer and Contract for Purchase of Real Estate between First Internet Bancorp and St. Vincent Hospital and Health Care Center, Inc., accepted February 5, 2013	Incorporated by Reference
10.8	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.9	First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.10	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013	Incorporated by Reference
10.11	Subordinated Debenture dated June 28, 2013	Incorporated by Reference
10.12	2015 Senior Executive Cash Incentive Plan	Incorporated by Reference
10.13	Form of Management Incentive Award Agreement - Restricted Stock Units under First Internet Bancorp 2013 Equity Incentive Plan	Incorporated by Reference
10.14	Loan Agreement dated as of March 6, 2013, by and between the Company and the Bank	Incorporated by Reference
10.15
First, Second and Third Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed March 6, 2014, March 6, 2015, and February 26, 2016, respectively
Filed Electronically
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