Form 10-Q
period 2016-03-31
First Internet Bancorp
filed 2016-05-04
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in Its Charter)

Indiana	20-3489991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11201 USA Parkway Fishers, IN	46037
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 2, 2016, the registrant had 4,497,284 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan,” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements could be adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$2,411	$1,063
Interest-bearing demand deposits	98,533	24,089
Total cash and cash equivalents	100,944	25,152
Interest-bearing time deposits	1,000	1,000
Securities available-for-sale, at fair value (amortized cost of $315,315 and $215,576 in 2016 and 2015, respectively)	315,311	213,698
Loans held-for-sale (includes $26,688 and $24,065 at fair value in 2016 and 2015, respectively)	29,491	36,518
Loans receivable	1,040,683	953,859
Allowance for loan losses	(9,220)	(8,351)
Net loans receivable	1,031,463	945,508
Accrued interest receivable	4,528	4,105
Federal Home Loan Bank of Indianapolis stock	8,595	8,595
Cash surrender value of bank-owned life insurance	12,826	12,727
Premises and equipment, net	8,485	8,521
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	5,901	4,871
Total assets	$1,527,719	$1,269,870
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$28,945	$23,700
Interest-bearing deposits	1,214,233	932,354
Total deposits	1,243,178	956,054
Advances from Federal Home Loan Bank	150,969	190,957
Subordinated debt, net of unamortized discounts and debt issuance costs of $249 and $276 in 2016 and 2015, respectively	12,751	12,724
Accrued interest payable	108	117
Accrued expenses and other liabilities	12,883	5,688
Total liabilities	1,419,889	1,165,540
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 4,497,284 and 4,481,347 shares issued and outstanding in 2016 and 2015, respectively	72,697	72,559
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	35,135	32,980
Accumulated other comprehensive loss	(2)	(1,209)
Total shareholders’ equity	107,830	104,330
Total liabilities and shareholders’ equity	$1,527,719	$1,269,870
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Loans	$11,189	$8,390
Securities – taxable	1,169	722
Securities – non-taxable	165	—
Other earning assets	170	75
Total interest income	12,693	9,187
Interest Expense
Deposits	2,888	1,953
Other borrowed funds	664	460
Total interest expense	3,552	2,413
Net Interest Income	9,141	6,774
Provision for Loan Losses	946	442
Net Interest Income After Provision for Loan Losses	8,195	6,332
Noninterest Income
Service charges and fees	200	176
Mortgage banking activities	2,254	2,886
Loss on asset disposals	(16)	(14)
Other	102	100
Total noninterest income	2,540	3,148
Noninterest Expense
Salaries and employee benefits	3,898	3,578
Marketing, advertising, and promotion	464	452
Consulting and professional services	638	592
Data processing	274	248
Loan expenses	184	181
Premises and equipment	798	642
Deposit insurance premium	180	150
Other	569	414
Total noninterest expense	7,005	6,257
Income Before Income Taxes	3,730	3,223
Income Tax Provision	1,298	1,160
Net Income	$2,432	$2,063
Income Per Share of Common Stock
Basic	$0.54	$0.46
Diluted	$0.53	$0.46
Weighted-Average Number of Common Shares Outstanding
Basic	4,541,728	4,516,776
Diluted	4,575,555	4,523,246
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,432	$2,063
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive income before income tax	1,874	818
Income tax provision	667	291
Other comprehensive income	1,207	527
Comprehensive income	$3,639	$2,590

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2016
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2016	$72,559	$(1,209)	$32,980	$104,330
Net income	—	—	2,432	2,432
Other comprehensive income	—	1,207	—	1,207
Dividends declared ($0.06 per share)	—	—	(277)	(277)
Recognition of the fair value of share-based compensation	173	—	—	173
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	7	—	—	7
Excess tax benefit on share-based compensation	49	—	—	49
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, March 31, 2016	$72,697	$(2)	$35,135	$107,830

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$2,432	$2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	456
Increase in cash surrender value of bank-owned life insurance	(99)	(98)
Provision for loan losses	946	442
Share-based compensation expense	173	282
Loans originated for sale	(107,984)	(134,159)
Proceeds from sale of loans	116,965	143,737
Gain on loans sold	(1,600)	(2,314)
Increase in fair value of loans held-for-sale	(354)	(177)
Gain on derivatives	(300)	(395)
Net change in accrued income and other assets	(1,449)	128
Net change in accrued expenses and other liabilities	(1,319)	(17)
Net cash provided by operating activities	7,986	9,948
Investing Activities
Net loan activity, excluding sales and purchases	(78,894)	(35,120)
Maturities of securities available-for-sale	6,088	5,092
Purchase of securities available-for-sale	(97,928)	(30,598)
Purchase of premises and equipment	(268)	(316)
Loans purchased	(8,007)	—
Net cash used in investing activities	(179,009)	(60,942)
Financing Activities
Net increase in deposits	287,124	62,571
Cash dividends paid	(267)	(265)
Proceeds from advances from Federal Home Loan Bank	40,000	90,000
Repayment of advances from Federal Home Loan Bank	(80,000)	(90,000)
Other, net	(42)	(29)
Net cash provided by financing activities	246,815	62,277
Net Increase in Cash and Cash Equivalents	75,792	11,283
Cash and Cash Equivalents, Beginning of Period	25,152	28,289
Cash and Cash Equivalents, End of Period	$100,944	$39,572
Supplemental Disclosures of Cash Flows Information
Cash paid during the period for interest	$3,561	$2,406
Cash paid during the period for taxes	1,521	—
Cash dividends declared, not paid	269	268
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016 or any other period. The March 31, 2016 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent upon management’s estimates, judgments, and assumptions where changes in any of these could have a significant impact on the financial statements.

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

Certain reclassifications have been made to the 2015 financial statements to conform to the presentation of the 2016 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Basic earnings per share
Net income	$2,432	$2,063
Weighted-average common shares	4,541,728	4,516,776
Basic earnings per common share	$0.54	$0.46
Diluted earnings per share
Net income	$2,432	$2,063
Weighted-average common shares	4,541,728	4,516,776
Dilutive effect of warrants	11,293	—
Dilutive effect of equity compensation	22,534	6,470
Weighted-average common and incremental shares	4,575,555	4,523,246
Diluted earnings per common share	$0.53	$0.46
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	48,750

Note 3:         Securities

The following tables summarize securities available-for-sale as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$60,511	$466	$(185)	$60,792
Municipal securities	35,016	626	(3)	35,639
Mortgage-backed securities	177,337	771	(119)	177,989
Asset-backed securities	19,451	—	(559)	18,892
Corporate securities	20,000	—	(1,022)	18,978
Other securities	3,000	21	—	3,021
Total available-for-sale	$315,315	$1,884	$(1,888)	$315,311

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$139	$(482)	$37,750
Municipal securities	21,091	385	(7)	21,469
Mortgage-backed securities	113,948	110	(1,006)	113,052
Asset-backed securities	19,444	—	(83)	19,361
Corporate securities	20,000	—	(913)	19,087
Other securities	3,000	—	(21)	2,979
Total available-for-sale	$215,576	$634	$(2,512)	$213,698

The carrying value of securities at March 31, 2016 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	403	364
Five to ten years	33,739	33,361
After ten years	81,385	81,684
	115,527	115,409
Mortgage-backed securities	177,337	177,989
Asset-backed securities	19,451	18,892
Other securities	3,000	3,021
Total	$315,315	$315,311

The Company did not sell any available-for-sale securities during the three months ended March 31, 2016 and 2015, and therefore, did not recognize any gross realized gains or losses.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2016 and December 31, 2015 was $91.9 million and $166.1 million, which was approximately 29% and 78%, respectively, of the Company’s available-for-sale securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the security will be reduced, with the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the available-for-sale securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$12,548	$(116)	$8,307	$(69)	$20,855	$(185)
Municipal securities	1,299	(3)	—	—	1,299	(3)
Mortgage-backed securities	27,993	(93)	3,906	(26)	31,899	(119)
Asset-backed securities	14,003	(365)	4,889	(194)	18,892	(559)
Corporate securities	18,978	(1,022)	—	—	18,978	(1,022)
Total	$74,821	$(1,599)	$17,102	$(289)	$91,923	$(1,888)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$18,289	$(237)	$8,537	$(245)	$26,826	$(482)
Municipal securities	1,026	(7)	—	—	1,026	(7)
Mortgage-backed securities	74,198	(562)	22,655	(444)	96,853	(1,006)
Asset-backed securities	19,361	(83)	—	—	19,361	(83)
Corporate securities	19,087	(913)	—	—	19,087	(913)
Other securities	2,979	(21)	—	—	2,979	(21)
Total	$134,940	$(1,823)	$31,192	$(689)	$166,132	$(2,512)

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

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

Categories of loans include:

	March 31, 2016	December 31, 2015
Commercial loans
Commercial and industrial	$106,431	$102,000
Owner-occupied commercial real estate	47,010	44,462
Investor commercial real estate	14,756	16,184
Construction	52,591	45,898
Single tenant lease financing	445,534	374,344
Total commercial loans	666,322	582,888
Consumer loans
Residential mortgage	208,636	214,559
Home equity	40,000	43,279
Other consumer	121,323	108,312
Total consumer loans	369,959	366,150
Total commercial and consumer loans	1,036,281	949,038
Deferred loan origination costs and premiums and discounts on purchased loans	4,402	4,821
Total loans receivable	1,040,683	953,859
Allowance for loan losses	(9,220)	(8,351)
Net loans receivable	$1,031,463	$945,508

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ sources of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee.

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Central Indiana and greater Phoenix, Arizona markets and its loans often times are secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee. This portfolio segment typically involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by conditions in the real estate markets, changing industry dynamics, or the overall health of the general economy. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are typically located in the state of Indiana and markets adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to help mitigate risk.

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
Single Tenant Lease Financing: These loans are made to property owners of real estate subject to long term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolio segments, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

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
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-4 family residences. The properties securing the Company's home equity portfolio segment are generally geographically diverse as the Company offers these products on a nationwide basis. Repayment of home equity loans and lines of credit may be impacted by changes in property values on residential properties and unemployment levels, among other economic conditions and financial circumstances in the market.
Other Consumer: These loans primarily consist of consumer loans and credit cards. Consumer loans may be secured by consumer assets such as horse trailers or recreational vehicles. Some consumer loans are unsecured, such as small installment loans, home improvement loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
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

The following tables present changes in the balance of the ALLL during the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Provision (credit) charged to expense	16	(1)	(15)	63	747	(50)	(7)	193	946
Losses charged off	—	—	—	—	—	—	—	(149)	(149)
Recoveries	—	—	—	—	—	25	2	45	72
Balance, end of period	$1,383	$475	$197	$563	$4,678	$871	$120	$933	$9,220

	Three Months Ended March 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	90	46	(43)	29	391	(194)	(4)	127	442
Losses charged off	—	—	—	—	—	(71)	—	(157)	(228)
Recoveries	—	—	—	—	—	268	—	96	364
Balance, end of period	$1,010	$391	$218	$359	$2,452	$988	$203	$757	$6,378

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016, and December 31, 2015.

	March 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$106,431	$47,010	$14,756	$52,591	$445,534	$207,515	$40,000	$121,171	$1,035,008
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,121	—	152	1,273
Ending balance	$106,431	$47,010	$14,756	$52,591	$445,534	$208,636	$40,000	$121,323	$1,036,281
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,383	$475	$197	$563	$4,678	$871	$120	$933	$9,220
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,383	$475	$197	$563	$4,678	$871	$120	$933	$9,220

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,000	$44,462	$16,184	$45,898	$374,344	$213,426	$43,279	$108,163	$947,756
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,133	—	149	1,282
Ending balance	$102,000	$44,462	$16,184	$45,898	$374,344	$214,559	$43,279	$108,312	$949,038
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

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

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category and payment activity as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$96,712	$46,469	$14,756	$52,294	$444,590	$654,821
6 Special Mention	4,766	528	—	297	944	6,535
7 Substandard	4,953	13	—	—	—	4,966
8 Doubtful	—	—	—	—	—	—
Total	$106,431	$47,010	$14,756	$52,591	$445,534	$666,322

	March 31, 2016
	Residential mortgage	Home equity	Other consumer	Total
Performing	$208,533	$40,000	$121,254	$369,787
Nonaccrual	103	—	69	172
Total	$208,636	$40,000	$121,323	$369,959

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$95,589	$43,913	$14,746	$45,599	$374,344	$574,191
6 Special Mention	2,006	535	—	299	—	2,840
7 Substandard	4,405	14	1,438	—	—	5,857
8 Doubtful	—	—	—	—	—	—
Total	$102,000	$44,462	$16,184	$45,898	$374,344	$582,888

	December 31, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$214,456	$43,279	$108,248	$365,983
Nonaccrual	103	—	64	167
Total	$214,559	$43,279	$108,312	$366,150

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$106,431	$106,431	$—	$—
Owner-occupied commercial real estate	—	—	—	—	47,010	47,010	—	—
Investor commercial real estate	—	—	—	—	14,756	14,756	—	—
Construction	—	—	—	—	52,591	52,591	—	—
Single tenant lease financing	—	—	—	—	445,534	445,534	—	—
Residential mortgage	871	—	264	1,135	207,501	208,636	103	195
Home equity	—	—	—	—	40,000	40,000	—	—
Other consumer	94	29	1	124	121,199	121,323	69	—
Total	$965	$29	$265	$1,259	$1,035,022	$1,036,281	$172	$195

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$29	$—	$—	$29	$101,971	$102,000	$—	$—
Owner-occupied commercial real estate	—	—	—	—	44,462	44,462	—	—
Investor commercial real estate	—	—	—	—	16,184	16,184	—	—
Construction	—	—	—	—	45,898	45,898	—	—
Single tenant lease financing	—	—	—	—	374,344	374,344	—	—
Residential mortgage	300	23	45	368	214,191	214,559	103	—
Home equity	20	—	—	20	43,259	43,279	—	—
Other consumer	116	12	—	128	108,184	108,312	64	—
Total	$465	$35	$45	$545	$948,493	$949,038	$167	$—

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

Impaired loans include nonperforming loans as well as loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

ASC Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral, less costs to sell, and allows existing methods for recognizing interest income.

The following table presents the Company’s impaired loans as of March 31, 2016 and December 31, 2015. The Company had no impaired loans with a specific valuation allowance as of March 31, 2016 or December 31, 2015.

	March 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential mortgage	$1,121	$1,121	$—	$1,133	$1,154	$—
Other consumer	152	152	—	149	178	—
Total impaired loans	$1,273	$1,273	$—	$1,282	$1,332	$—

The table below presents average balances and interest income recognized for impaired loans during the three month periods ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$85	$2
Residential mortgage	1,068	3	1,060	2
Other consumer	155	2	121	3
Total	1,223	5	1,266	7
Loans with a specific valuation allowance
Other consumer	—	—	53	1
Total	—	—	53	1
Total impaired loans	$1,223	$5	$1,319	$8

There were no residential mortgage loans in other real estate owned at March 31, 2016 or December 31, 2015 and there were less than $0.1 million of loans at March 31, 2016 and December 31, 2015 in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Land	$2,500	$2,500
Building and improvements	4,853	4,636
Furniture and equipment	6,215	6,164
Less: accumulated depreciation	(5,083)	(4,779)
	$8,485	$8,521

Note 6:        Goodwill

The following table shows the changes in the carrying amount of goodwill for the three month period ended March 31, 2016 and the year ended December 31, 2015.

Balance as of January 1, 2015	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2015	4,687
Changes in goodwill during the period	—
Balance as of March 31, 2016	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2015 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Subordinated Debt

In June 2013, the Company issued a subordinated debenture (the “Debenture”) in the principal amount of $3.0 million. The Debenture bears a fixed interest rate of 8.00% per year, payable quarterly, and is scheduled to mature on June 28, 2021. The Debenture may be repaid, without penalty, at any time after June 28, 2016. The Debenture is intended to qualify as Tier 2 capital under regulatory guidelines.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the Debenture and the Notes as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
8.00% subordinated debenture, due 2021	$3,000	(21)	3,000	(42)
6.4375% subordinated notes, due 2025	10,000	(228)	10,000	(234)
Total	$13,000	(249)	13,000	(276)

Note 8:        Benefit Plans

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

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) authorizes the issuance of 750,000 shares of the Company’s common stock in the form of equity-based awards to employees, directors, and other eligible persons.  Under the terms of the 2013 Plan, the pool of shares available for issuance may be used for available types of equity awards under the 2013 Plan, which includes stock options, stock appreciation rights, restricted stock awards, stock unit awards, and other share-based awards.  All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2013 Plan.

The Company recorded $0.2 million and $0.3 million of share-based compensation expense for the three month periods ended March 31, 2016 and 2015, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2016, and activity for the three months ended March 31, 2016.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	28,302	$18.90	27,529	$18.17	—	$—
Granted	30,583	25.64	10,232	24.44	3	24.44
Vested	(9,470)	18.86	(17,507)	19.60	(3)	24.44
Nonvested at March 31, 2016	49,415	$23.07	20,254	$20.10	—	$—

At March 31, 2016, the total unrecognized compensation cost related to nonvested awards was $1.3 million with a weighted-average expense recognition period of 2.3 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2016.

Deferred Stock Rights
Outstanding, beginning of period	81,693
Granted	171
Exercised	—
Outstanding, end of period	81,864

All deferred stock rights granted during the 2016 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 9:        Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2016 or December 31, 2015.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015.

		March 31, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,792	$—	$60,792	$—
Municipal securities	35,639	—	35,639	—
Mortgage-backed securities	177,989	—	177,989	—
Asset-backed securities	18,892	—	18,892	—
Corporate securities	18,978	—	18,978	—
Other securities	3,021	3,021	—	—
Total available-for-sale securities	315,311	3,021	312,290	—
Loans held-for-sale (mandatory pricing agreements)	26,688	—	26,688	—
Forward contracts	(371)	(371)	—	—
IRLCs	1,283	—	—	1,283

		December 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,750	$—	$37,750	$—
Municipal securities	21,469	—	21,469	—
Mortgage-backed securities	113,052	—	113,052	—
Asset-backed securities	19,361	—	19,361	—
Corporate securities	19,087	—	19,087	—
Other securities	2,979	2,979	—	—
Total available-for-sale securities	213,698	2,979	210,719	—
Loans held-for-sale (mandatory pricing agreements)	24,065	—	24,065	—
Forward contracts	30	30	—	—
IRLCs	582	—	—	582

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three month periods ended March 31, 2016 and March 31, 2015.

Three Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2016	$582
Total realized gains
Included in net income	701
Balance, March 31, 2016	$1,283

Balance as of January 1, 2015	$521
Total realized gains
Included in net income	392
Balance, March 31, 2015	$913

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2016 or December 31, 2015.

  Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	1,283	Discounted cash flow	Loan closing rates	40% - 99%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$582	Discounted cash flow	Loan closing rates	43% - 100%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2016 and December 31, 2015.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2016 and December 31, 2015.

		March 31, 2016 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$100,944	$100,944	$—	$—
Interest-bearing time deposits	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	2,803	—	2,803
Loans receivable	1,040,683	—	—	1,061,086
Accrued interest receivable	4,528	4,528	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	1,243,178	511,599	—	722,428
Advances from Federal Home Loan Bank	150,969	—	148,568	—
Subordinated debt	12,751	—	13,027	—
Accrued interest payable	108	108	—	—

		December 31, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,152	$25,152	$—	$—
Interest-bearing time deposits	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	12,453	—	12,453	—
Loans receivable	953,859	—	—	967,303
Accrued interest receivable	4,105	4,105	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	956,054	472,481	—	478,360
Advances from Federal Home Loan Bank	190,957	—	188,126	—
Subordinated debt	12,724	—	13,212	—
Accrued interest payable	117	117	—	—

Note 10:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and sells a majority of the originated loans into the secondary market. The Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, interest rate lock commitments and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 11 for further information on derivative financial instruments.

During the three months ended March 31, 2016 and 2015, the Company originated mortgage loans held-for-sale of $108.0 million and $134.2 million, respectively, and sold $117.0 million and $143.7 million of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Gain on loans sold	$1,600	$2,314
Gain resulting from the change in fair value of loans held-for-sale	354	177
Gain resulting from the change in fair value of derivatives	300	395
Net revenue from mortgage banking activities	$2,254	$2,886

Note 11:        Derivative Financial Instruments

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$55,004	$1,283	$28,444	$582
Forward contracts	—	—	42,743	30

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	83,000	(371)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2016 and 2015.

	Amount of gain / (loss) recognized in the three months ended
	March 31, 2016	March 31, 2015
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$701	$392

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(401)	3

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update (“Update”) 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (March 2016)

The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this Update clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be implemented using a modified retrospective method. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (March 2016)

The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.

For all business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be implemented using the prospective method. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (March 2016)

This Update is part of an initiative to reduce complexity in accounting standards (the “Simplification Initiative”) implemented by the Financial Accounting Standards Board. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Below is a summary of simplifications for the current GAAP areas contained in this Update.

•Accounting for Income Taxes: All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

•Classification of Excess Tax Benefits on the Statement of Cash Flows: Excess tax benefits should be classified along with other income tax cash flows as an operating activity.

•Forfeitures: An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

•Minimum Statutory Tax Withholding Requirements: The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions.

•Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes: Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Adoption of this Update is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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
We offer a full complement of products and services on a nationwide basis. We conduct our deposit operations primarily over the Internet and have no traditional branch offices. We have diversified our operations by adding commercial real estate (“CRE”) lending, including nationwide single tenant lease financing, and commercial and industrial (“C&I”) lending, including business banking/treasury management services to meet the needs of high-quality commercial borrowers and depositors.
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

Results of Operations

The following table provides a summary of the Company’s financial performance for the five most recent quarters.

(dollars in thousands except for share and per share data)	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Income Statement Summary:
Net interest income	$9,141	$8,568	$7,839	$7,572	$6,774
Provision for loan losses	946	746	454	304	442
Noninterest income	2,540	2,143	2,374	2,476	3,148
Noninterest expense	7,005	6,492	6,207	6,327	6,257
Income tax provision	1,298	1,195	1,229	1,152	1,160
Net income	$2,432	$2,278	$2,323	$2,265	$2,063
Per Share Data:
Earnings per share - basic	$0.54	$0.50	$0.51	$0.50	$0.46
Earnings per share - diluted	$0.53	$0.50	$0.51	$0.50	$0.46
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06
Book value per common share	$23.98	$23.28	$22.95	$22.28	$22.16
Tangible book value per common share[1]	$22.93	$22.24	$21.90	$21.23	$21.11
Common shares outstanding	4,497,284	4,481,347	4,484,513	4,484,513	4,484,513
Average common shares outstanding:
Basic	4,541,728	4,534,910	4,532,360	4,529,823	4,516,776
Diluted	4,575,555	4,580,353	4,574,455	4,550,034	4,523,246
Performance Ratios:
Return on average assets	0.72%	0.74%	0.82%	0.84%	0.84%
Return on average shareholders’ equity	9.20%	8.73%	9.14%	9.15%	8.55%
Return on average tangible common equity[1]	9.63%	9.14%	9.58%	9.60%	8.98%
Net interest margin	2.78%	2.85%	2.84%	2.87%	2.84%
Capital Ratios:
Tangible common equity to tangible assets [1]	6.77%	7.88%	8.46%	8.66%	9.18%
Tier 1 leverage ratio	7.65%	8.28%	8.81%	8.93%	9.52%
Common equity tier 1 capital ratio	9.38%	10.11%	10.74%	11.12%	11.99%
Tier 1 capital ratio	9.38%	10.11%	10.74%	11.12%	11.99%
Total risk-based capital ratio	11.38%	12.25%	11.90%	12.28%	13.18%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the first quarter 2016, net income was $2.4 million, or $0.53 per diluted share, compared to the first quarter 2015 net income of $2.1 million, or $0.46 per diluted share, resulting in an increase in net income of $0.4 million, or 17.9%.

The increase in net income in the first quarter 2016 compared to the first quarter 2015 was primarily due to a $2.4 million, or 34.9%, increase in net interest income, partially offset by a $0.7 million, or 12.0%, increase in noninterest expense, a $0.6 million, or 19.3%, decrease in noninterest income, a $0.5 million, or 114.0%, increase in provision for loan losses and a $0.1 million, or 11.9%, increase in income tax expense.

During the first quarter 2016, return on average assets and return on average shareholders’ equity were 0.72% and 9.20%, respectively, compared to 0.84% and 8.55%, respectively, for the first quarter 2015.

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

(dollars in thousands)	Three Months Ended
	March 31, 2016		December 31, 2015		March 31, 2015
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,020,168	4.41%	$942,801	4.33%	$780,302	4.36%
Securities - taxable	202,898	2.32%	189,447	2.23%	145,241	2.02%
Securities - non-taxable	22,179	2.99%	18,401	2.95%	—	0.00%
Other earning assets	78,291	0.87%	41,274	0.96%	41,643	0.73%
Total interest-earning assets	1,323,536	3.86%	1,191,923	3.86%	967,186	3.85%

Allowance for loan losses	(8,655)		(7,947)		(5,883)
Noninterest-earning assets	37,951		37,541		34,548
Total assets	$1,352,832		$1,221,517		$995,851

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$81,338	0.55%	$77,096	0.55%	$75,405	0.55%
Regular savings accounts	25,021	0.58%	26,239	0.57%	22,099	0.59%
Money market accounts	350,809	0.71%	345,337	0.70%	274,312	0.73%
Certificates and brokered deposits	575,976	1.48%	467,334	1.40%	390,101	1.38%
Total interest-bearing deposits	1,033,144	1.12%	916,006	1.04%	761,917	1.04%
Other borrowed funds	185,618	1.44%	171,169	1.44%	109,787	1.70%
Total interest-bearing liabilities	1,218,762	1.17%	1,087,175	1.10%	871,704	1.12%
Noninterest-bearing deposits	22,899		25,198		22,265
Other noninterest-bearing liabilities	4,893		5,561		4,038
Total liabilities	1,246,554		1,117,934		898,007

Shareholders’ equity	106,278		103,583		97,844
Total liabilities and shareholders’ equity	$1,352,832		$1,221,517		$995,851

Interest rate spread[1]		2.69%		2.76%		2.73%
Net interest margin[2]		2.78%		2.85%		2.84%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total interest-earning assets (annualized)

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended March 31, 2016 vs. December 31, 2015 Due to Changes in			Three Months Ended March 31, 2016 vs. March 31, 2015 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$734	$165	$899	$2,698	$101	$2,799
Securities – taxable	65	37	102	325	122	447
Securities – non-taxable	26	2	28	165	—	165
Other earning assets	130	(60)	70	78	17	95
Total	955	144	1,099	3,266	240	3,506

Interest expense
Interest-bearing deposits	302	181	483	769	166	935
Other borrowed funds	43	—	43	634	(430)	204
Total	345	181	526	1,403	(264)	1,139

Increase in net interest income	$610	$(37)	$573	$1,863	$504	$2,367

Net interest income for the first quarter 2016 was $9.1 million, increasing $2.4 million, or 34.9%, compared to $6.8 million for the first quarter 2015. Net interest margin was 2.78% for the first quarter 2016 compared to 2.84% for the first quarter 2015. The increase in net interest income was primarily driven by an increase of $356.4 million, or 36.8%, in the balance of average interest-earning assets for the first quarter 2016 compared to the first quarter 2015. The decline in net interest margin for the first quarter 2016 compared to the first quarter 2015, was driven primarily by an increase of 8 basis points (“bps”) in the cost of interest-bearing deposits.

The increase in net interest income for the first quarter 2016, as compared to the first quarter 2015, was the result of a $3.5 million, or 38.2%, increase in total interest income to $12.7 million for the first quarter 2016 from $9.2 million for the first quarter 2015. The increase in total interest income was partially offset by a $1.1 million, or 47.2%, increase in total interest expense to $3.6 million for the first quarter 2016 from $2.4 million for the first quarter 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $239.9 million, or 30.7%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $79.8 million, or 55.0%, in the average balance of securities for the first quarter 2016 compared to the first quarter 2015. The increase in total interest income was also due to a 36 bps increase in the yield earned on the securities portfolio and a 5 bps increase in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $271.2 million, or 35.6%, increase in the average balance of interest-bearing deposits for the first quarter 2016 compared to the first quarter 2015, as well as an increase in the cost of funds relating to interest-bearing deposits of 8 bps. The increase in the cost of interest-bearing deposits was primarily due to a 10 bps increase in the cost of certificates and brokered deposits as new certificates of deposits production in the first quarter 2016 was predominately in longer duration products with higher costs of funds. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $75.8 million, or 69.1%, increase in the average balance of other borrowed funds for the first quarter 2016 compared to the first quarter 2015, partially offset by a decline of 26 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the Company’s issuance of subordinated debt in 2015 as well as the increase in Federal Home Loan Bank advances since the first quarter 2015.

Noninterest Income

The following table presents noninterest income for the five most recent quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Service charges and fees	$200	$193	$202	$193	$176
Mortgage banking activities	2,254	1,805	2,095	2,214	2,886
(Loss) gain on asset disposals	(16)	40	(27)	(33)	(14)
Other	102	105	104	102	100
Total noninterest income	$2,540	$2,143	$2,374	$2,476	$3,148

During the first quarter 2016, noninterest income totaled $2.5 million, representing a decrease of $0.6 million, or 19.3%, compared to $3.1 million for the first quarter 2015. The decrease in noninterest income was driven by a decrease of $0.6 million, or 21.9%, in mortgage banking activities resulting primarily from lower origination volumes.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Salaries and employee benefits	$3,898	$3,460	$3,446	$3,787	$3,578
Marketing, advertising and promotion	464	426	544	334	452
Consulting and professional services	638	674	544	564	592
Data processing	274	287	248	233	248
Loan expenses	184	172	97	181	181
Premises and equipment	798	759	676	691	642
Deposit insurance premium	180	170	163	160	150
Other	569	544	489	377	414
Total noninterest expense	$7,005	$6,492	$6,207	$6,327	$6,257

Noninterest expense for the first quarter 2016 was $7.0 million, compared to $6.3 million for the first quarter 2015. The increase of 0.7 million, or 12.0%, compared to the first quarter 2015 was primarily due to an increase of $0.3 million in salaries and employee benefits, an increase of $0.2 million in premises and equipment and an increase of $0.2 million in other expenses. The increase in salaries and employee benefits was attributable to increased staffing, including the hiring of seasoned operations, credit and lending personnel to assist in managing the Company’s strong balance sheet growth. The increase in premises and equipment was due to the Company’s build out of its corporate headquarters facility and further investments in software.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total assets	$1,527,719	$1,269,870	$1,166,170	$1,104,645	$1,035,677
Loans receivable	1,040,683	953,859	876,578	814,243	767,682
Securities available-for-sale	315,311	213,698	202,565	190,767	163,676
Loans held-for-sale	29,491	36,518	27,773	29,872	27,584
Noninterest-bearing deposits	28,945	23,700	22,338	20,994	19,178
Interest-bearing deposits	1,214,233	932,354	877,412	835,509	801,991
Total deposits	1,243,178	956,054	899,750	856,503	821,169
Total shareholders’ equity	107,830	104,330	102,912	99,908	99,362

Total assets were $1.5 billion at March 31, 2016, compared to $1.3 billion at December 31, 2015, representing an increase of $257.8 million, or 20.3%. The increase in total assets was due primarily to increases of $101.6 million, or 47.5%, in securities available-for-sale, $86.8 million, or 9.1%, in loans receivable and $75.8 million, or 301.3%, in cash and cash equivalents, partially offset by a $7.0 million, or 19.2%, decrease in loans held-for-sale.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Commercial loans
Commercial and industrial	$106,431	10.2%	$102,000	10.7%	$89,762	10.2%	$89,316	11.0%	$83,849	11.0%
Owner-occupied commercial real estate	47,010	4.5%	44,462	4.7%	42,117	4.8%	39,405	4.8%	38,536	5.0%
Investor commercial real estate	14,756	1.4%	16,184	1.7%	17,483	2.0%	20,163	2.5%	18,491	2.4%
Construction	52,591	5.1%	45,898	4.8%	30,196	3.4%	20,155	2.5%	26,847	3.5%
Single tenant lease financing	445,534	42.8%	374,344	39.2%	329,149	37.6%	279,891	34.4%	227,229	29.6%
Total commercial loans	666,322	64.0%	582,888	61.1%	508,707	58.0%	448,930	55.2%	394,952	51.5%
Consumer loans
Residential mortgage	208,636	20.1%	214,559	22.5%	209,507	23.9%	207,703	25.5%	215,910	28.1%
Home equity	40,000	3.8%	43,279	4.5%	47,319	5.4%	49,662	6.1%	54,838	7.2%
Other consumer	121,323	11.7%	108,312	11.4%	106,187	12.1%	103,157	12.6%	97,192	12.6%
Total consumer loans	369,959	35.6%	366,150	38.4%	363,013	41.4%	360,522	44.2%	367,940	47.9%
Deferred loan origination costs and premiums and discounts on purchased loans	4,402	0.4%	4,821	0.5%	4,858	0.6%	4,791	0.6%	4,790	0.6%
Total loans receivable	1,040,683	100.0%	953,859	100.0%	876,578	100.0%	814,243	100.0%	767,682	100.0%
Allowance for loan losses	(9,220)		(8,351)		(7,671)		(7,073)		(6,378)
Net loans receivable	$1,031,463		$945,508		$868,907		$807,170		$761,304

Total loans receivable as of March 31, 2016 were $1.0 billion, increasing $86.8 million, or 9.1%, compared to $953.9 million as of December 31, 2015.

Total commercial loans increased $83.4 million, or 14.3%, as of March 31, 2016, compared to December 31, 2015, due to increases of $71.2 million, or 19.0%, in single tenant lease financing, $6.7 million, or 14.6%, in construction, $4.4 million, or 4.3%, in commercial and industrial and $2.5 million, or 5.7%, in owner-occupied commercial real estate. These increases were partially offset by a decline of $1.4 million, or 8.8%, in investor commercial real estate.

Total consumer loans increased $3.8 million, or 1.0%, as of March 31, 2016, compared to December 31, 2015, due primarily to an increase of $13.0 million, or 12.0%, in other consumer loans. This increase was partially offset by decreases of $5.9 million, or 2.8%, in residential mortgages and $3.3 million, or 7.6%, in home equity loans.

Asset Quality

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Nonaccrual loans
Investor commercial real estate	$—	$—	$—	$—	$83
Total commercial loans	—	—	—	—	83
Consumer loans:
Residential mortgage	103	103	104	119	61
Other consumer	69	64	92	69	102
Total consumer loans	172	167	196	188	163
Total nonaccrual loans	172	167	196	188	246

Past Due 90 days and accruing loans
Commercial loans
Commercial and industrial	—	—	10	—	—
Total commercial loans	—	—	10	—	—
Consumer loans:
Residential mortgage	195	—	—	—	—
Total consumer loans	195	—	—	—	—
Total past due 90 days and accruing loans	195	—	10	—	—

Total nonperforming loans	367	167	206	188	246

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Total other real estate owned	4,488	4,488	4,488	4,488	4,488

Other nonperforming assets	75	85	30	89	84

Total nonperforming assets	$4,930	$4,740	$4,724	$4,765	$4,818

Total nonperforming loans to total loans receivable	0.04%	0.02%	0.02%	0.02%	0.03%
Total nonperforming assets to total assets	0.32%	0.37%	0.41%	0.43%	0.47%

Troubled Debt Restructurings

The following table provides a listing of troubled debt restructurings for the last five quarters.

(dollars in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Troubled debt restructurings – nonaccrual	$—	$—	$—	$—	$5
Troubled debt restructurings – performing	1,100	1,115	1,134	1,150	1,164
Total troubled debt restructurings	$1,100	$1,115	$1,134	$1,150	$1,169

The increase of $0.2 million, or 4.0%, in total nonperforming assets as of March 31, 2016 compared to December 31, 2015 was due primarily to increases in loans 90 days past due and accruing and nonaccrual loans, slightly offset by a decrease in other nonperforming assets. Total nonperforming loans increased $0.2 million, or 119.8%, to $0.4 million as of March 31, 2016 compared to $0.2 million as of December 31, 2015. Other nonperforming assets declined less than $0.1 million, or 11.8%, as of March 31, 2016 compared to December 31, 2015. As a result, the ratio of nonperforming loans to total loans receivable increased slightly to 0.04% as of March 31, 2016 compared to 0.02% as of December 31, 2015, while the ratio of nonperforming assets to total assets improved to 0.32% as of March 31, 2016 compared to 0.37% as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses balance for the last five quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Balance, beginning of period	$8,351	$7,671	$7,073	$6,378	$5,800
Provision charged to expense	946	746	454	304	442
Losses charged off	(149)	(100)	(76)	(232)	(228)
Recoveries	72	34	220	623	364
Balance, end of period	$9,220	$8,351	$7,671	$7,073	$6,378

The allowance for loan losses was $9.2 million as of March 31, 2016, compared to $8.4 million as of December 31, 2015. The increase of $0.9 million, or 10.4%, was due primarily to the continued growth in commercial loan balances. During the first quarter 2016, the Company recorded net charge-offs of $0.1 million, compared to net recoveries of $0.1 million during the first quarter 2015. During the three months ended March 31, 2016, the net charge-offs were driven primarily by charge-offs of $0.1 million in other consumer loans.

The allowance for loan losses as a percentage of total loans receivable increased to 0.89% as of March 31, 2016, compared to 0.88% as of December 31, 2015, and as a percentage of nonperforming loans decreased to 2,512.3% as of March 31, 2016, compared to 5,000.6% as of December 31, 2015. The increase in the allowance for loan losses as a percentage of total loans receivable was primarily driven by a $0.8 million increase in the allowance related to total commercial loans at March 31, 2016 compared to December 31, 2015.  Under the Company’s allowance for loan losses methodology, commercial loans are assigned higher reserve factors than consumer loans.  Commercial loan growth has continued to outpace consumer loan growth, and as of March 31, 2016, total commercial loans represented 64.0% of total loans receivable compared to 61.1% as of December 31, 2015.  The combination of higher growth and higher reserve factors related to commercial loans resulted in the increased percentage of allowance for loan losses to total loans receivable.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$60,511	$38,093	$36,006	$27,993	$28,238
Municipal securities	35,016	21,091	15,213	15,219	—
Mortgage-backed securities	177,337	113,948	109,645	107,055	112,401
Asset-backed securities	19,451	19,444	19,438	19,430	19,428
Corporate securities	20,000	20,000	20,000	20,000	—
Other securities	3,000	3,000	3,000	3,000	3,000
Total securities available-for-sale	$315,315	$215,576	$203,302	$192,697	$163,067

Approximate Fair Value	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$60,792	$37,750	$35,624	$27,572	$28,063
Municipal securities	35,639	21,469	15,224	14,779	—
Mortgage-backed securities	177,989	113,052	110,052	106,674	113,132
Asset-backed securities	18,892	19,361	19,423	19,452	19,457
Corporate securities	18,978	19,087	19,229	19,305	—
Other securities	3,021	2,979	3,013	2,985	3,024
Total securities available-for-sale	$315,311	$213,698	$202,565	$190,767	$163,676

The approximate fair value of investment securities available-for-sale increased $101.6 million, or 47.5%, to $315.3 million as of March 31, 2016 compared to $213.7 million as of December 31, 2015. The increase was due primarily to increases of $64.9 million in mortgage-backed securities, $23.0 million in U.S. Government-sponsored agencies and $14.2 million in municipal securities. During the three month period ended March 31, 2016, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income while supporting liquidity and interest rate risk management. At March 31, 2016, the Company had $8.1 million of municipal securities available-for-sale that were traded but had not settled. This obligation is recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Noninterest-bearing deposits	$28,945	2.3%	$23,700	2.5%	$22,338	2.5%	$20,994	2.5%	$19,178	2.3%
Interest-bearing demand deposits	89,180	7.2%	84,241	8.8%	79,031	8.8%	77,822	9.1%	82,982	10.1%
Regular savings accounts	27,279	2.2%	22,808	2.4%	26,316	2.9%	24,405	2.8%	23,367	2.8%
Money market accounts	366,195	29.5%	341,732	35.7%	314,105	34.9%	278,791	32.5%	280,740	34.2%
Certificates of deposits	718,733	57.8%	470,736	49.2%	444,396	49.4%	440,936	51.5%	401,347	48.9%
Brokered deposits	12,846	1.0%	12,837	1.4%	13,564	1.5%	13,555	1.6%	13,555	1.7%
Total	$1,243,178	100.0%	$956,054	100.0%	$899,750	100.0%	$856,503	100.0%	$821,169	100.0%

Total deposits increased $287.1 million, or 30.0%, to $1.2 billion as of March 31, 2016 as compared to $956.1 million as of December 31, 2015. This increase was due primarily to increases of $248.0 million, or 52.7%, in certificates of deposit, $24.5 million, or 7.2%, in money market accounts, $5.2 million, or 22.1%, in noninterest-bearing deposits, $4.9 million, or 5.9%, in interest-bearing demand deposits and $4.5 million, or 19.6%, in regular savings accounts. The increase in the balance of certificates of deposits during the first quarter 2016 was primarily due to the Company’s concentrated efforts to capitalize on consumer demand for longer duration deposit products and to enhance liquidity and asset/liability management.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of March 31, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$103,145	9.38%	$56,351	5.13%	$76,967	7.00%	N/A	N/A
Bank	107,464	9.80%	56,204	5.13%	76,766	7.00%	71,283	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	103,145	9.38%	72,844	6.63%	93,460	8.50%	N/A	N/A
Bank	107,464	9.80%	72,654	6.63%	93,216	8.50%	87,733	8.00%
Total capital to risk-weighted assets
Consolidated	125,116	11.38%	94,834	8.63%	115,450	10.50%	N/A	N/A
Bank	116,693	10.64%	94,587	8.63%	115,150	10.50%	109,666	10.00%
Leverage ratio
Consolidated	103,145	7.65%	53,942	4.00%	53,942	4.00%	N/A	N/A
Bank	107,464	7.98%	53,847	4.00%	53,847	4.00%	67,309	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$100,839	10.11%	$44,881	4.50%	$69,815	7.00%	N/A	N/A
Bank	104,434	10.50%	44,768	4.50%	69,639	7.00%	64,664	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	100,839	10.11%	59,842	6.00%	84,776	8.50%	N/A	N/A
Bank	104,434	10.50%	59,690	6.00%	84,561	8.50%	79,587	8.00%
Total capital to risk-weighted assets
Consolidated	122,190	12.25%	79,789	8.00%	104,723	10.50%	N/A	N/A
Bank	112,785	11.34%	79,587	8.00%	104,458	10.50%	99,484	10.00%
Leverage ratio
Consolidated	100,839	8.28%	48,713	4.00%	48,713	4.00%	N/A	N/A
Bank	104,434	8.59%	48,636	4.00%	48,636	4.00%	60,796	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend for the first quarter 2016 of $0.06 per share of common stock payable April 15, 2016 to shareholders of record as of March 31, 2016. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet our financial commitments. At March 31, 2016, on a consolidated basis, the Company had $417.3 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $29.5 million in loans held-for-sale that were generally available for our cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2016, the Bank had the ability to borrow an additional $167.0 million in advances from the Federal Home Loan Bank and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2016, the Company, on an unconsolidated basis, had $5.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2016, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $129.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2016 totaled $341.7 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total equity - GAAP	$107,830	$104,330	$102,912	$99,908	$99,362
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$103,143	$99,643	$98,225	$95,221	$94,675

Total assets - GAAP	$1,527,719	$1,269,870	$1,166,170	$1,104,645	$1,035,677
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,523,032	$1,265,183	$1,161,483	$1,099,958	$1,030,990

Total common shares outstanding	4,497,284	4,481,347	4,484,513	4,484,513	4,484,513

Book value per common share	$23.98	$23.28	$22.95	$22.28	$22.16
Effect of goodwill	(1.05)	(1.04)	(1.05)	(1.05)	(1.05)
Tangible book value per common share	$22.93	$22.24	$21.90	$21.23	$21.11

Total shareholders’ equity to assets ratio	7.06%	8.22%	8.82%	9.04%	9.59%
Effect of goodwill	(0.29)	(0.34)	(0.36)	(0.38)	(0.41)
Tangible common equity to tangible assets ratio	6.77%	7.88%	8.46%	8.66%	9.18%

Total average equity - GAAP	$106,278	$103,583	$100,885	$99,333	$97,844
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$101,591	$98,896	$96,198	$94,646	$93,157

Return on average shareholders’ equity	9.20%	8.73%	9.14%	9.15%	8.55%
Effect of goodwill	0.43%	0.41%	0.44%	0.45%	0.43%
Return on average tangible common equity	9.63%	9.14%	9.58%	9.60%	8.98%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from our mortgage loans held-for-sale. At March 31, 2016 and December 31, 2015, the Company had commitments to sell residential real estate loans of $83.0 million and $42.7 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2016, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(1.40)%	3.35%	7.18%
EVE	(2.67)%	(3.94)%	(5.84)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 to January 31, 2016	555	$28.69
February 1 to February 29, 2016	—	—
March 1 to March 31, 2016	1,760	23.37
Total	2,315	$24.65

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
10.1	2016 Senior Executive Cash Incentive Plan
10.2	Form of Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 5/4/2016	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Date: 5/4/2016	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
10.1	2016 Senior Executive Cash Incentive Plan	Filed Electronically
10.2	Form of Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically