Form 10-Q
period 2016-06-30
First Internet Bancorp
filed 2016-08-02
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2016
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

As of July 29, 2016, the registrant had 5,533,050 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan,” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$1,868	$1,063
Interest-bearing demand deposits	68,140	24,089
Total cash and cash equivalents	70,008	25,152
Interest-bearing time deposits	250	1,000
Securities available-for-sale, at fair value (amortized cost of $430,070 and $215,576 in 2016 and 2015, respectively)	433,806	213,698
Loans held-for-sale (includes $38,128 and $24,065 at fair value in 2016 and 2015, respectively)	44,503	36,518
Loans	1,111,622	953,859
Allowance for loan losses	(10,016)	(8,351)
Net loans	1,101,606	945,508
Accrued interest receivable	5,508	4,105
Federal Home Loan Bank of Indianapolis stock	8,595	8,595
Cash surrender value of bank-owned life insurance	12,932	12,727
Premises and equipment, net	9,267	8,521
Goodwill	4,687	4,687
Other real estate owned	4,488	4,488
Accrued income and other assets	6,818	4,871
Total assets	$1,702,468	$1,269,870
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$28,066	$23,700
Interest-bearing deposits	1,360,867	932,354
Total deposits	1,388,933	956,054
Advances from Federal Home Loan Bank	147,974	190,957
Subordinated debt, net of unamortized discounts and debt issuance costs of $222 and $276 in 2016 and 2015, respectively	12,778	12,724
Accrued interest payable	138	117
Accrued expenses and other liabilities	16,966	5,688
Total liabilities	1,566,789	1,165,540
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 5,533,050 and 4,481,347 shares issued and outstanding in 2016 and 2015, respectively	95,642	72,559
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	37,630	32,980
Accumulated other comprehensive income (loss)	2,407	(1,209)
Total shareholders’ equity	135,679	104,330
Total liabilities and shareholders’ equity	$1,702,468	$1,269,870
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Loans	$11,661	$9,043	$22,850	$17,433
Securities – taxable	1,747	945	2,916	1,667
Securities – non-taxable	368	59	533	59
Other earning assets	195	83	365	158
Total interest income	13,971	10,130	26,664	19,317
Interest Expense
Deposits	3,930	2,137	6,818	4,090
Other borrowed funds	735	421	1,399	881
Total interest expense	4,665	2,558	8,217	4,971
Net Interest Income	9,306	7,572	18,447	14,346
Provision for Loan Losses	924	304	1,870	746
Net Interest Income After Provision for Loan Losses	8,382	7,268	16,577	13,600
Noninterest Income
Service charges and fees	215	193	415	369
Mortgage banking activities	3,295	2,214	5,549	5,100
Gain on sale of securities	177	—	177	—
Loss on asset disposals	(48)	(33)	(64)	(47)
Other	109	102	211	202
Total noninterest income	3,748	2,476	6,288	5,624
Noninterest Expense
Salaries and employee benefits	4,329	3,787	8,227	7,365
Marketing, advertising, and promotion	434	334	898	786
Consulting and professional services	895	564	1,533	1,156
Data processing	275	233	549	481
Loan expenses	200	181	384	362
Premises and equipment	963	691	1,761	1,333
Deposit insurance premium	215	160	395	310
Other	564	377	1,133	791
Total noninterest expense	7,875	6,327	14,880	12,584
Income Before Income Taxes	4,255	3,417	7,985	6,640
Income Tax Provision	1,421	1,152	2,719	2,312
Net Income	$2,834	$2,265	$5,266	$4,328
Income Per Share of Common Stock
Basic	$0.57	$0.50	$1.11	$0.96
Diluted	$0.57	$0.50	$1.10	$0.95
Weighted-Average Number of Common Shares Outstanding
Basic	4,972,759	4,529,823	4,757,243	4,523,336
Diluted	4,992,025	4,550,034	4,782,700	4,536,736
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,834	$2,265	$5,266	$4,328
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	3,917	(2,539)	5,791	(1,721)
Reclassification adjustment for gains realized	(177)	—	(177)	—
Other comprehensive income (loss) before income tax	3,740	(2,539)	5,614	(1,721)
Income tax provision (benefit)	1,331	(909)	1,998	(618)
Other comprehensive income (loss)	2,409	(1,630)	3,616	(1,103)
Comprehensive income	$5,243	$635	$8,882	$3,225

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2016
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2016	$72,559	$(1,209)	$32,980	$104,330
Net income	—	—	5,266	5,266
Other comprehensive income	—	3,616	—	3,616
Dividends declared ($0.12 per share)	—	—	(616)	(616)
Net cash proceeds from common stock issuance	22,754	—	—	22,754
Recognition of the fair value of share-based compensation	358	—	—	358
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	14	—	—	14
Excess tax benefit on share-based compensation	48	—	—	48
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, June 30, 2016	$95,642	$2,407	$37,630	$135,679

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$5,266	$4,328
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,468	922
Increase in cash surrender value of bank-owned life insurance	(205)	(199)
Provision for loan losses	1,870	746
Share-based compensation expense	358	458
Gain from sale of available-for-sale securities	(177)	—
Loans originated for sale	(259,095)	(277,913)
Proceeds from sale of loans	256,592	287,065
Gain on loans sold	(4,496)	(4,845)
(Increase) decrease in fair value of loans held-for-sale	(986)	492
Gain on derivatives	(67)	(747)
Net change in accrued income and other assets	(3,942)	250
Net change in accrued expenses and other liabilities	1,485	(563)
Net cash (used in) provided by operating activities	(1,929)	9,994
Investing Activities
Net loan activity, excluding purchases	(136,643)	(81,290)
Net change in interest-bearing time deposits	750	750
Maturities of securities available-for-sale	16,303	10,515
Proceeds from sale of securities available-for-sale	49,430	—
Purchase of securities available-for-sale	(272,129)	(65,821)
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(1,596)
Purchase of premises and equipment	(1,653)	(1,586)
Loans purchased	(21,325)	—
Net cash used in investing activities	(365,267)	(139,028)
Financing Activities
Net increase in deposits	432,879	97,905
Cash dividends paid	(538)	(534)
Proceeds from advances from Federal Home Loan Bank	40,000	180,000
Repayment of advances from Federal Home Loan Bank	(83,000)	(146,000)
Net proceeds from common stock issuance	22,754	—
Other, net	(43)	(24)
Net cash provided by financing activities	412,052	131,347
Net Increase in Cash and Cash Equivalents	44,856	2,313
Cash and Cash Equivalents, Beginning of Period	25,152	28,289
Cash and Cash Equivalents, End of Period	$70,008	$30,602
Supplemental Disclosures
Cash paid during the period for interest	$8,196	$4,960
Cash paid during the period for taxes	2,911	1,070
Cash dividends declared, paid in subsequent period	331	267
Securities purchased during the period, settled in subsequent period	8,705	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016 or any other period. The June 30, 2016 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share
Net income	$2,834	$2,265	$5,266	$4,328
Weighted-average common shares	4,972,759	4,529,823	4,757,243	4,523,336
Basic earnings per common share	$0.57	$0.50	$1.11	$0.96
Diluted earnings per share
Net income	$2,834	$2,265	$5,266	$4,328
Weighted-average common shares	4,972,759	4,529,823	4,757,243	4,523,336
Dilutive effect of warrants	9,743	7,006	10,518	3,522
Dilutive effect of equity compensation	9,523	13,205	14,939	9,878
Weighted-average common and incremental shares	4,992,025	4,550,034	4,782,700	4,536,736
Diluted earnings per common share	$0.57	$0.50	$1.10	$0.95
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$75,133	$701	$(156)	$75,678
Municipal securities	78,594	2,227	(23)	80,798
Mortgage-backed securities	233,886	2,147	(122)	235,911
Asset-backed securities	19,457	—	(125)	19,332
Corporate securities	20,000	—	(926)	19,074
Other securities	3,000	13	—	3,013
Total available-for-sale	$430,070	$5,088	$(1,352)	$433,806

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$139	$(482)	$37,750
Municipal securities	21,091	385	(7)	21,469
Mortgage-backed securities	113,948	110	(1,006)	113,052
Asset-backed securities	19,444	—	(83)	19,361
Corporate securities	20,000	—	(913)	19,087
Other securities	3,000	—	(21)	2,979
Total available-for-sale	$215,576	$634	$(2,512)	$213,698

The carrying value of securities at June 30, 2016 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	400	362
Five to ten years	32,047	31,904
After ten years	141,280	143,284
	173,727	175,550
Mortgage-backed securities	233,886	235,911
Asset-backed securities	19,457	19,332
Other securities	3,000	3,013
Total	$430,070	$433,806

Gross gains of $0.2 million and gross losses of $0.0 million resulted from sales of available-for-sale securities during the three and six months ended June 30, 2016. There were no gross gains or losses recognized during the three and six months ended June 30, 2015.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2016 and December 31, 2015 was $103.1 million and $166.1 million, which was approximately 24% and 78%, respectively, of the Company’s available-for-sale securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Should any future impairment of these securities become other-than-temporary, the cost basis of the security will be reduced, with the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the available-for-sale securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$19,171	$(116)	$4,043	$(40)	$23,214	$(156)
Municipal securities	2,241	(23)	—	—	2,241	(23)
Mortgage-backed securities	39,268	(122)	—	—	39,268	(122)
Asset-backed securities	9,806	(43)	9,526	(82)	19,332	(125)
Corporate securities	4,904	(95)	14,170	(831)	19,074	(926)
Total	$75,390	$(399)	$27,739	$(953)	$103,129	$(1,352)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$18,289	$(237)	$8,537	$(245)	$26,826	$(482)
Municipal securities	1,026	(7)	—	—	1,026	(7)
Mortgage-backed securities	74,198	(562)	22,655	(444)	96,853	(1,006)
Asset-backed securities	19,361	(83)	—	—	19,361	(83)
Corporate securities	19,087	(913)	—	—	19,087	(913)
Other securities	2,979	(21)	—	—	2,979	(21)
Total	$134,940	$(1,823)	$31,192	$(689)	$166,132	$(2,512)

There were no amounts reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015. Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income during the three and six months ended June 30, 2016 were as follows:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income for the		Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Unrealized gains and losses on securities available-for-sale
Gain realized in earnings	$177	$177	Gain on sale of securities
Total reclassified amount before tax	177	177	Income Before Income Taxes
Tax expense	60	60	Income Tax Provision
Total reclassifications out of accumulated other comprehensive income	$117	$117	Net Income

Note 4:        Loans

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

Categories of loans include:

	June 30, 2016	December 31, 2015
Commercial loans
Commercial and industrial	$111,130	$102,000
Owner-occupied commercial real estate	46,543	44,462
Investor commercial real estate	12,976	16,184
Construction	53,368	45,898
Single tenant lease financing	500,937	374,344
Total commercial loans	724,954	582,888
Consumer loans
Residential mortgage	202,107	214,559
Home equity	38,981	43,279
Other consumer	141,756	108,312
Total consumer loans	382,844	366,150
Total commercial and consumer loans	1,107,798	949,038
Deferred loan origination costs and premiums and discounts on purchased loans	3,824	4,821
Total loans	1,111,622	953,859
Allowance for loan losses	(10,016)	(8,351)
Net loans	$1,101,606	$945,508

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

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. A secured loan is generally charged down to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest. A home improvement loan generally is charged off no later than when it is 90 days past due as to principal or interest.

The following tables present changes in the balance of the ALLL during the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,383	$475	$197	$563	$4,678	$871	$120	$933	$9,220
Provision (credit) charged to expense	451	(14)	(26)	(8)	381	42	30	68	924
Losses charged off	—	—	—	—	—	(134)	(33)	(65)	(232)
Recoveries	—	—	—	—	—	2	4	98	104
Balance, end of period	$1,834	$461	$171	$555	$5,059	$781	$121	$1,034	$10,016

	Six Months Ended June 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Provision (credit) charged to expense	467	(15)	(41)	55	1,128	(8)	23	261	1,870
Losses charged off	—	—	—	—	—	(134)	(33)	(214)	(381)
Recoveries	—	—	—	—	—	27	6	143	176
Balance, end of period	$1,834	$461	$171	$555	$5,059	$781	$121	$1,034	$10,016

	Three Months Ended June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,010	$391	$218	$359	$2,452	$988	$203	$757	$6,378
Provision (credit) charged to expense	191	48	(457)	(132)	641	42	(46)	17	304
Losses charged off	—	—	—	—	—	(100)	—	(132)	(232)
Recoveries	—	—	500	—	—	3	—	120	623
Balance, end of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073

	Six Months Ended June 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	281	94	(500)	(103)	1,032	(152)	(50)	144	746
Losses charged off	—	—	—	—	—	(171)	—	(289)	(460)
Recoveries	—	—	500	—	—	271	—	216	987
Balance, end of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016, and December 31, 2015.

	June 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$106,414	$46,543	$12,976	$53,368	$500,937	$200,260	$38,981	$141,603	$1,101,082
Ending balance: individually evaluated for impairment	4,716	—	—	—	—	1,847	—	153	6,716
Ending balance	$111,130	$46,543	$12,976	$53,368	$500,937	$202,107	$38,981	$141,756	$1,107,798
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,362	$461	$171	$555	$5,059	$781	$121	$1,034	$9,544
Ending balance: individually evaluated for impairment	472	—	—	—	—	—	—	—	472
Ending balance	$1,834	$461	$171	$555	$5,059	$781	$121	$1,034	$10,016

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,000	$44,462	$16,184	$45,898	$374,344	$213,426	$43,279	$108,163	$947,756
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,133	—	149	1,282
Ending balance	$102,000	$44,462	$16,184	$45,898	$374,344	$214,559	$43,279	$108,312	$949,038
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$104,842	$46,531	$12,976	$53,074	$500,937	$718,360
6 Special Mention	1,001	—	—	294	—	1,295
7 Substandard	5,287	12	—	—	—	5,299
8 Doubtful	—	—	—	—	—	—
Total	$111,130	$46,543	$12,976	$53,368	$500,937	$724,954

	June 30, 2016
	Residential mortgage	Home equity	Other consumer	Total
Performing	$201,263	$38,981	$141,682	$381,926
Nonaccrual	844	—	74	918
Total	$202,107	$38,981	$141,756	$382,844

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$95,589	$43,913	$14,746	$45,599	$374,344	$574,191
6 Special Mention	2,006	535	—	299	—	2,840
7 Substandard	4,405	14	1,438	—	—	5,857
8 Doubtful	—	—	—	—	—	—
Total	$102,000	$44,462	$16,184	$45,898	$374,344	$582,888

	December 31, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$214,456	$43,279	$108,248	$365,983
Nonaccrual	103	—	64	167
Total	$214,559	$43,279	$108,312	$366,150

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$17	$—	$—	$17	$111,113	$111,130	$4,716	$—
Owner-occupied commercial real estate	—	—	—	—	46,543	46,543	—	—
Investor commercial real estate	—	—	—	—	12,976	12,976	—	—
Construction	—	—	—	—	53,368	53,368	—	—
Single tenant lease financing	—	—	—	—	500,937	500,937	—	—
Residential mortgage	—	—	810	810	201,297	202,107	844	—
Home equity	—	—	—	—	38,981	38,981	—	—
Other consumer	127	42	5	174	141,582	141,756	74	5
Total	$144	$42	$815	$1,001	$1,106,797	$1,107,798	$5,634	$5

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$29	$—	$—	$29	$101,971	$102,000	$—	$—
Owner-occupied commercial real estate	—	—	—	—	44,462	44,462	—	—
Investor commercial real estate	—	—	—	—	16,184	16,184	—	—
Construction	—	—	—	—	45,898	45,898	—	—
Single tenant lease financing	—	—	—	—	374,344	374,344	—	—
Residential mortgage	300	23	45	368	214,191	214,559	103	—
Home equity	20	—	—	20	43,259	43,279	—	—
Other consumer	116	12	—	128	108,184	108,312	64	—
Total	$465	$35	$45	$545	$948,493	$949,038	$167	$—

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

The following table presents the Company’s impaired loans as of June 30, 2016 and December 31, 2015. The Company had no impaired loans with a specific valuation allowance as of December 31, 2015.

	June 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential mortgage	$1,847	$1,973	$—	$1,133	$1,154	$—
Other consumer	153	184	—	149	178	—
Total	2,000	2,157	—	1,282	1,332	—
Loans with a specific valuation allowance
Commercial and industrial	$4,716	$4,716	$472	$—	$—	$—
Total	4,716	4,716	472	—	—	—
Total impaired loans	$6,716	$6,873	$472	$1,282	$1,332	$—

The table below presents average balances and interest income recognized for impaired loans during the three and six month periods ended June 30, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2016				June 30, 2015
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$—	$—	$—	$—	$43	$2
Residential mortgage	1,489	1	1,278	4	1,110	2	1,085	4
Other consumer	138	2	147	4	215	3	168	6
Total	1,627	3	1,425	8	1,325	5	1,296	12
Loans with a specific valuation allowance
Commercial and industrial	$1,179	$—	590	—	$—	$—	—	—
Residential mortgage	—	—	—	—	60	—	30	—
Other consumer	—	—	—	—	—	—	27	1
Total	1,179	—	590	—	60	—	57	1
Total impaired loans	$2,806	$3	$2,015	$8	$1,385	$5	$1,353	$13

There were no residential mortgage loans in other real estate owned at June 30, 2016 or December 31, 2015 and there were less than $0.1 million of loans at June 30, 2016 and December 31, 2015 in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Land	$2,500	$2,500
Building and improvements	4,702	4,636
Furniture and equipment	6,298	6,164
Less: accumulated depreciation	(4,233)	(4,779)
	$9,267	$8,521

Note 6:        Goodwill

The following table shows the changes in the carrying amount of goodwill for the periods ended June 30, 2016 and December 31, 2015.

Balance as of January 1, 2015	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2015	4,687
Changes in goodwill during the period	—
Balance as of June 30, 2016	$4,687

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the Debenture and the Notes as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
8.00% subordinated debenture, due 2021	$3,000	$—	$3,000	$(42)
6.4375% subordinated notes, due 2025	10,000	(222)	10,000	(234)
Total	$13,000	$(222)	$13,000	$(276)

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

The Company recorded $0.2 million and $0.4 million of share-based compensation expense for the three and six month periods ended June 30, 2016, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and six month periods ended June 30, 2015, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2016, and activity for the six months ended June 30, 2016.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	28,302	$18.90	27,529	$18.17	—	$—
Granted	30,704	25.63	10,232	24.44	5	24.10
Vested	(9,470)	18.92	(18,815)	19.94	(5)	24.10
Nonvested at June 30, 2016	49,536	$23.07	18,946	$19.81	—	$—

At June 30, 2016, the total unrecognized compensation cost related to nonvested awards was $1.1 million with a weighted-average expense recognition period of 2.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2016.

Deferred Stock Rights
Outstanding, beginning of period	81,693
Granted	341
Exercised	—
Outstanding, end of period	82,034

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2016 or December 31, 2015.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015.

		June 30, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,678	$—	$75,678	$—
Municipal securities	80,798	—	80,798	—
Mortgage-backed securities	235,911	—	235,911	—
Asset-backed securities	19,332	—	19,332	—
Corporate securities	19,074	—	19,074	—
Other securities	3,013	3,013	—	—
Total available-for-sale securities	433,806	3,013	430,793	—
Loans held-for-sale (mandatory pricing agreements)	38,128	—	38,128	—
Forward contracts	(1,045)	(1,045)	—	—
IRLCs	1,724	—	—	1,724

		December 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,750	$—	$37,750	$—
Municipal securities	21,469	—	21,469	—
Mortgage-backed securities	113,052	—	113,052	—
Asset-backed securities	19,361	—	19,361	—
Corporate securities	19,087	—	19,087	—
Other securities	2,979	2,979	—	—
Total available-for-sale securities	213,698	2,979	210,719	—
Loans held-for-sale (mandatory pricing agreements)	24,065	—	24,065	—
Forward contracts	30	30	—	—
IRLCs	582	—	—	582

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six month periods ended June 30, 2016 and June 30, 2015.

Three Months Ended
Interest Rate Lock Commitments
Balance, April 1, 2016	$1,283
Total realized gains
Included in net income	441
Balance, June 30, 2016	$1,724

Balance, April 1, 2015	$913
Total realized gains
Included in net income	(290)
Balance, June 30, 2015	$623

Six Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2016	$582
Total realized gains
Included in net income	1,142
Balance, June 30, 2016	$1,724

Balance, January 1, 2015	$521
Total realized gains
Included in net income	102
Balance, June 30, 2015	$623

The following describes valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The amount of the impairment may be determined based on the fair value of the underlying collateral, less costs to sell, the estimated present value of future cash flows or the loan’s observable market price.

If the impaired loan is identified as collateral dependent, the fair value of the underlying collateral, less costs to sell, is used to measure impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the impaired loan is not collateral dependent, the Company utilizes a discounted cash flow analysis to measure impairment.

Impaired loans with a specific valuation allowance based on the value of the underlying collateral or a discounted cash flow analysis are classified as Level 3 assets.

  Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	1,724	Discounted cash flow	Loan closing rates	36% - 99%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$582	Discounted cash flow	Loan closing rates	43% - 100%

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

Loans

The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2016 and December 31, 2015.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2016 and December 31, 2015.

		June 30, 2016 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$70,008	$70,008	$—	$—
Interest-bearing time deposits	250	250	—	—
Loans held-for-sale (best efforts pricing agreements)	6,375	—	6,375
Loans	1,111,622	—	—	1,138,152
Accrued interest receivable	5,508	5,508	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	1,388,933	513,929	—	867,231
Advances from Federal Home Loan Bank	147,974	—	146,276	—
Subordinated debt	12,778	—	13,023	—
Accrued interest payable	138	138	—	—

		December 31, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,152	$25,152	$—	$—
Interest-bearing time deposits	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	12,453	—	12,453	—
Loans	953,859	—	—	967,303
Accrued interest receivable	4,105	4,105	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	956,054	472,481	—	478,360
Advances from Federal Home Loan Bank	190,957	—	188,126	—
Subordinated debt	12,724	—	13,212	—
Accrued interest payable	117	117	—	—

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

During the three months ended June 30, 2016 and 2015, the Company originated mortgage loans held-for-sale of $151.1 million and $143.8 million, respectively, and sold $139.6 million and $143.3 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2016 and 2015, the Company originated mortgage loans held-for-sale of $259.1 million and $277.9 million, respectively, and sold $256.6 million and $287.1 million of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain on loans sold	$2,896	$2,531	$4,496	$4,845
Gain (loss) resulting from the change in fair value of loans held-for-sale	632	(669)	986	(492)
Gain (loss) resulting from the change in fair value of derivatives	(233)	352	67	747
Net revenue from mortgage banking activities	$3,295	$2,214	$5,549	$5,100

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$60,328	$1,724	$28,444	$582
Forward contracts	—	—	42,743	30

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	98,252	(1,045)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six month periods ended June 30, 2016 and 2015.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$441	$(290)	$1,142	$102
Forward contracts	—	642	—	645

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(674)	—	(1,075)	—

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (June 2016)

The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The amendments affect entities holding financial assets that are not accounted for at fair value through net income. The amendments affect loans, debt securities, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned, under current GAAP, than others to the new measure of expected credit losses. The following describes the main provisions of this Update.

•Assets Measured at Amortized Cost: The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

•Available-for-Sale Debt Securities: Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available for sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value.

For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update.

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

Results of Operations

The following table provides a summary of the Company’s financial performance for the five most recent quarters and six months ended June 30, 2016 and 2015.

(dollars in thousands except for share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Income Statement Summary:
Net interest income	$9,306	$9,141	$8,568	$7,839	$7,572	$18,447	$14,346
Provision for loan losses	924	946	746	454	304	1,870	746
Noninterest income	3,748	2,540	2,143	2,374	2,476	6,288	5,624
Noninterest expense	7,875	7,005	6,492	6,207	6,327	14,880	12,584
Income tax provision	1,421	1,298	1,195	1,229	1,152	2,719	2,312
Net income	$2,834	$2,432	$2,278	$2,323	$2,265	$5,266	$4,328
Per Share Data:
Earnings per share - basic	$0.57	$0.54	$0.50	$0.51	$0.50	$1.11	$0.96
Earnings per share - diluted	$0.57	$0.53	$0.50	$0.51	$0.50	$1.10	$0.95
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.12	$0.12
Book value per common share	$24.52	$23.98	$23.28	$22.95	$22.28	$24.52	$22.28
Tangible book value per common share[1]	$23.67	$22.93	$22.24	$21.90	$21.23	$23.67	$21.23
Common shares outstanding	5,533,050	4,497,284	4,481,347	4,484,513	4,484,513	5,533,050	4,484,513
Average common shares outstanding:
Basic	4,972,759	4,541,728	4,534,910	4,532,360	4,529,823	4,757,243	4,523,336
Diluted	4,992,025	4,575,555	4,580,353	4,574,455	4,550,034	4,782,700	4,536,736
Performance Ratios:
Return on average assets	0.71%	0.72%	0.74%	0.82%	0.84%	0.72%	0.84%
Return on average shareholders’ equity	9.67%	9.20%	8.73%	9.14%	9.15%	9.45%	8.85%
Return on average tangible common equity[1]	10.07%	9.63%	9.14%	9.58%	9.60%	9.86%	9.29%
Net interest margin	2.39%	2.78%	2.85%	2.84%	2.87%	2.57%	2.86%
Capital Ratios:
Tangible common equity to tangible assets [1]	7.72%	6.77%	7.88%	8.46%	8.66%	7.72%	8.66%
Tier 1 leverage ratio	8.08%	7.65%	8.28%	8.81%	8.93%	8.08%	8.93%
Common equity tier 1 capital ratio	10.66%	9.38%	10.11%	10.74%	11.12%	10.66%	11.12%
Tier 1 capital ratio	10.66%	9.38%	10.11%	10.74%	11.12%	10.66%	11.12%
Total risk-based capital ratio	12.54%	11.38%	12.25%	11.90%	12.28%	12.54%	12.28%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the second quarter 2016, net income was $2.8 million, or $0.57 per diluted share, compared to second quarter 2015 net income of $2.3 million, or $0.50 per diluted share, resulting in an increase in net income of $0.6 million, or 25.1%. During the six months ended June 30, 2016, net income was $5.3 million, or $1.10 per diluted share, compared to the six months ended June 30, 2015 net income of $4.3 million, or $0.95 per diluted share, resulting in an increase in net income of $0.9 million, or 21.7%.

The increase in net income in the second quarter 2016 compared to the second quarter 2015 was primarily due to a $1.7 million, or 22.9%, increase in net interest income and a $1.3 million, or 51.4%, increase in noninterest income, partially offset by a $1.5 million, or 24.5%, increase in noninterest expense, a $0.6 million, or 203.9%, increase in provision for loan losses and a $0.3 million, or 23.4%, increase in income tax expense.

The increase in net income in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $4.1 million, or 28.6%, increase in net interest income and a $0.7 million, or 11.8%, increase in noninterest income, partially offset by a $2.3 million, or 18.2%, increase in noninterest expense, a $1.1 million, or 150.7%, increase in provision for loan losses and a $0.4 million, or 17.6%, increase in income tax expense.

During the second quarter 2016, return on average assets and return on average shareholders’ equity were 0.71% and 9.67%, respectively, compared to 0.84% and 9.15%, respectively, for the second quarter 2015. During the six months ended June 30, 2016, return on average assets and return on average shareholders’ equity were 0.72% and 9.45%, respectively, compared to 0.84% and 8.85%, respectively, for the six months ended June 30, 2015.

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

(dollars in thousands)	Three Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,110,282	4.22%	$1,020,168	4.41%	$825,620	4.39%
Securities - taxable	307,336	2.29%	202,898	2.32%	174,057	2.18%
Securities - non-taxable	51,162	2.89%	22,179	2.99%	7,807	3.03%
Other earning assets	97,774	0.80%	78,291	0.87%	49,001	0.68%
Total interest-earning assets	1,566,554	3.59%	1,323,536	3.86%	1,056,485	3.85%

Allowance for loan losses	(9,472)		(8,655)		(6,545)
Noninterest-earning assets	39,422		37,951		35,178
Total assets	$1,596,504		$1,352,832		$1,085,118

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$83,712	0.55%	$81,338	0.55%	$76,095	0.55%
Regular savings accounts	28,023	0.57%	25,021	0.58%	23,873	0.57%
Money market accounts	363,767	0.71%	350,809	0.71%	282,015	0.72%
Certificates and brokered deposits	809,450	1.56%	575,976	1.48%	440,752	1.36%
Total interest-bearing deposits	1,284,952	1.23%	1,033,144	1.12%	822,735	1.04%
Other borrowed funds	161,127	1.83%	185,618	1.44%	137,421	1.23%
Total interest-bearing liabilities	1,446,079	1.30%	1,218,762	1.17%	960,156	1.07%
Noninterest-bearing deposits	27,687		22,899		20,697
Other noninterest-bearing liabilities	4,825		4,893		4,932
Total liabilities	1,478,591		1,246,554		985,785

Shareholders’ equity	117,913		106,278		99,333
Total liabilities and shareholders’ equity	$1,596,504		$1,352,832		$1,085,118

Interest rate spread[1]		2.29%		2.69%		2.78%
Net interest margin[2]		2.39%		2.78%		2.87%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total interest-earning assets (annualized)

(dollars in thousands)	Six Months Ended
	June 30, 2016		June 30, 2015
	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,065,225	4.31%	$803,086	4.38%
Securities - taxable	255,116	2.30%	159,729	2.10%
Securities - non-taxable	36,671	2.92%	3,925	3.03%
Other earning assets	88,033	0.83%	45,342	0.70%
Total interest-earning assets	1,445,045	3.71%	1,012,082	3.85%

Allowance for loan losses	(9,063)		(6,215)
Noninterest-earning assets	38,686		34,864
Total assets	$1,474,668		$1,040,731

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$82,525	0.55%	$75,752	0.55%
Regular savings accounts	26,522	0.58%	22,991	0.58%
Money market accounts	357,288	0.71%	278,185	0.72%
Certificates and brokered deposits	692,713	1.53%	415,566	1.37%
Total interest-bearing deposits	1,159,048	1.18%	792,494	1.04%
Other borrowed funds	173,372	1.62%	123,680	1.44%
Total interest-bearing liabilities	1,332,420	1.24%	916,174	1.09%
Noninterest-bearing deposits	25,293		21,477
Other noninterest-bearing liabilities	4,859		4,488
Total liabilities	1,362,572		942,139

Shareholders’ equity	112,096		98,592
Total liabilities and shareholders’ equity	$1,474,668		$1,040,731

Interest rate spread[1]		2.47%		2.76%
Net interest margin[2]		2.57%		2.86%
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

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended June 30, 2016 vs. March 31, 2016 Due to Changes in			Three Months Ended June 30, 2016 vs. June 30, 2015 Due to Changes in			Six Months Ended June 30, 2016 vs. June 30, 2015 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,923	$(2,451)	$472	$4,878	$(2,260)	$2,618	$6,236	$(819)	$5,417
Securities – taxable	683	(105)	578	753	49	802	1,077	172	1,249
Securities – non-taxable	241	(38)	203	328	(19)	309	480	(6)	474
Other earning assets	102	(77)	25	95	17	112	173	34	207
Total	3,949	(2,671)	1,278	6,054	(2,213)	3,841	7,966	(619)	7,347

Interest expense
Interest-bearing deposits	743	299	1,042	1,353	440	1,793	2,113	615	2,728
Other borrowed funds	(451)	522	71	82	232	314	395	123	518
Total	292	821	1,113	1,435	672	2,107	2,508	738	3,246

Increase in net interest income	$3,657	$(3,492)	$165	$4,619	$(2,885)	$1,734	$5,458	$(1,357)	$4,101

Net interest income for the second quarter 2016 was $9.3 million, increasing $1.7 million, or 22.9%, compared to $7.6 million for the second quarter 2015. The increase in net interest income was the result of a $3.8 million, or 37.9%, increase in total interest income to $14.0 million for the second quarter 2016 from $10.1 million for the second quarter 2015. The increase in total interest income was partially offset by a $2.1 million, or 82.4%, increase in total interest expense to $4.7 million for the second quarter 2016 from $2.6 million for the second quarter 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $284.7 million, or 34.5%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $176.6 million, or 97.1%, in the average balance of securities for the second quarter 2016 compared to the second quarter 2015. The increase in total interest income was also due to a 16 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a 17 bp decline in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $462.2 million, or 56.2%, increase in the average balance of interest-bearing deposits for the second quarter 2016 compared to the second quarter 2015, as well as the increase in the cost of funds related to interest-bearing deposits of 19 bps. The increase in the cost of interest-bearing deposits was primarily due to a 20 bps increase in the cost of certificates and brokered deposits as new certificates of deposits production in 2016 was predominately in longer duration products with higher costs of funds. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $23.7 million, or 17.3%, increase in the average balance of other borrowed funds for the second quarter 2016 compared to the second quarter 2015 as well as an increase of 60 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the Company’s issuance of subordinated debt in the fourth quarter 2015 as well as an increase in the cost and average balance of Federal Home Loan Bank advances compared to the second quarter 2015.

Net interest margin (“NIM”) was 2.39% for the second quarter 2016 compared to 2.87% for the second quarter 2015. The decline in NIM for the second quarter 2016 compared to the second quarter 2015 was driven primarily by the increase of 19 bps in the cost of interest-bearing deposits as well as the decline of 17 bps in the yield earned on loans, including loans held-for-sale, driven primarily by a decrease in prepayment fees related to commercial real estate loans. Additionally, the Company carried excess liquidity during the second quarter 2016 as cash inflows generated from year-to-date deposit activity and proceeds from the equity offerings outpaced loan growth and investment purchases, which also contributed to the decline in NIM compared to the second quarter 2015.

Net interest income for the six months ended June 30, 2016 was $18.4 million, increasing $4.1 million, or 28.6%, compared to $14.3 million for the six months ended June 30, 2015. The increase in net interest income was the result of a $7.3 million, or 38.0%, increase in total interest income to $26.7 million for the six months ended June 30, 2016 from $19.3 million for the six months ended June 30, 2015. The increase in total interest income was partially offset by a $3.2 million, or 65.3%, increase in total interest expense to $8.2 million for the six months ended June 30, 2016 from $5.0 million for the six months ended June 30, 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $262.1 million, or 32.6%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $128.1 million, or 78.3%, in the average balance of securities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in total interest income was also due to a 25 bps increase in the yield earned on the securities portfolio, partially offset by a 7 bps decline in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $366.6 million, or 46.3%, increase in the average balance of interest-bearing deposits for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as well as the increase in the cost of funds relating to interest-bearing deposits of 14 bps. The increase in the cost of interest-bearing deposits was primarily due to a 16 bps increase in the cost of certificates and brokered deposits as new certificates of deposits production in the six months ended June 30, 2016 was predominately in longer duration products with higher costs of funds. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $49.7 million, or 40.2%, increase in the average balance of other borrowed funds for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as well as an increase of 18 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the Company’s issuance of subordinated debt in the fourth quarter 2015 as well as the increase in the average balance of Federal Home Loan Bank advances compared to the six months ended June 30, 2015.

NIM was 2.57% for the six months ended June 30, 2016 compared to 2.86% for the six months ended June 30, 2015. The decline in NIM for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, was driven primarily by the increase of 14 bps in the cost of interest-bearing deposits as well as the decline of 7 bps in the yield earned on loans, including loans held-for-sale, driven primarily by a decrease in prepayment fees related to commercial real estate loans. The decline in NIM was partially offset by an increase of 25 bps in the yield earned on the securities portfolio.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and the six months ended June 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Service charges and fees	$215	$200	$193	$202	$193	$415	$369
Mortgage banking activities	3,295	2,254	1,805	2,095	2,214	5,549	5,100
Gain on sale of securities	177	—	—	—	—	177	—
(Loss) gain on asset disposals	(48)	(16)	40	(27)	(33)	(64)	(47)
Other	109	102	105	104	102	211	202
Total noninterest income	$3,748	$2,540	$2,143	$2,374	$2,476	$6,288	$5,624

During the second quarter 2016, noninterest income was $3.7 million, representing an increase of $1.3 million, or 51.4%, compared to $2.5 million for the second quarter 2015. The increase in noninterest income was primarily driven by an increase of $1.1 million, or 48.8%, in mortgage banking activities resulting primarily from higher origination volumes and an improvement in gain on sale margin, as well as a $0.2 million increase from the gain on sale of securities.

During the six months ended June 30, 2016, noninterest income was $6.3 million, representing an increase of $0.7 million, or 11.8%, compared to $5.6 million for the six months ended June 30, 2015. The increase in noninterest income was primarily driven by an increase of $0.4 million, or 8.8%, in mortgage banking activities resulting primarily from higher origination volumes and an improvement in gain on sale margin, as well as a $0.2 million increase from the gain on sale of securities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and the six months ended June 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Salaries and employee benefits	$4,329	$3,898	$3,460	$3,446	$3,787	$8,227	$7,365
Marketing, advertising, and promotion	434	464	426	544	334	898	786
Consulting and professional services	895	638	674	544	564	1,533	1,156
Data processing	275	274	287	248	233	549	481
Loan expenses	200	184	172	97	181	384	362
Premises and equipment	963	798	759	676	691	1,761	1,333
Deposit insurance premium	215	180	170	163	160	395	310
Other	564	569	544	489	377	1,133	791
Total noninterest expense	$7,875	$7,005	$6,492	$6,207	$6,327	$14,880	$12,584

Noninterest expense for the second quarter 2016 was $7.9 million, compared to $6.3 million for the second quarter 2015. The increase of $1.5 million, or 24.5%, compared to the second quarter 2015 was primarily due to an increase of $0.5 million in salaries and employee benefits, an increase of $0.3 million in consulting and professional services and an increase of $0.3 million in premises and equipment. The increase in salaries and employee benefits resulted from higher incentive compensation related to increased mortgage production and personnel growth. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company’s growth and certain consulting projects that occurred during the second quarter 2016. The increase in premises and equipment was due to certain expenses associated with the Company exiting its former headquarters location, as well as the Company’s build out of its corporate headquarters facility and further investments in technology.

Noninterest expense for the six months ended June 30, 2016 was $14.9 million, compared to $12.6 million for the six months ended June 30, 2015. The increase of $2.3 million, or 18.2%, compared to the six months ended June 30, 2015 was primarily due to an increase of $0.9 million in salaries and employee benefits, an increase of $0.4 million in premises and equipment, an increase of $0.4 million in consulting and professional services and an increase of $0.3 million in other expenses. The increase in salaries and employee benefits resulted primarily from personnel growth. The increase in premises and equipment was partially due to certain expenses associated with the Company exiting its former headquarters location, as well as the Company’s build out of its corporate headquarters facility and further investments in technology. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company’s growth and certain consulting projects that occurred during the 2016 period. The increase in other expenses were comprised of varying expenses, none of which were deemed significant.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Total assets	$1,702,468	$1,527,719	$1,269,870	$1,166,170	$1,104,645
Loans	1,111,622	1,040,683	953,859	876,578	814,243
Securities available-for-sale	433,806	315,311	213,698	202,565	190,767
Loans held-for-sale	44,503	29,491	36,518	27,773	29,872
Noninterest-bearing deposits	28,066	28,945	23,700	22,338	20,994
Interest-bearing deposits	1,360,867	1,214,233	932,354	877,412	835,509
Total deposits	1,388,933	1,243,178	956,054	899,750	856,503
Total shareholders’ equity	135,679	107,830	104,330	102,912	99,908

Total assets were $1.7 billion at June 30, 2016, compared to $1.3 billion at December 31, 2015, representing an increase of $432.6 million, or 34.1%. The increase in total assets was due primarily to increases of $220.1 million, or 103.0%, in securities available-for-sale, $157.8 million, or 16.5%, in loans and $44.9 million, or 178.3%, in cash and cash equivalents.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Commercial loans
Commercial and industrial	$111,130	10.0%	$106,431	10.2%	$102,000	10.7%	$89,762	10.2%	$89,316	11.0%
Owner-occupied commercial real estate	46,543	4.2%	47,010	4.5%	44,462	4.7%	42,117	4.8%	39,405	4.8%
Investor commercial real estate	12,976	1.2%	14,756	1.4%	16,184	1.7%	17,483	2.0%	20,163	2.5%
Construction	53,368	4.8%	52,591	5.1%	45,898	4.8%	30,196	3.4%	20,155	2.5%
Single tenant lease financing	500,937	45.1%	445,534	42.8%	374,344	39.2%	329,149	37.6%	279,891	34.4%
Total commercial loans	724,954	65.3%	666,322	64.0%	582,888	61.1%	508,707	58.0%	448,930	55.2%
Consumer loans
Residential mortgage	202,107	18.2%	208,636	20.1%	214,559	22.5%	209,507	23.9%	207,703	25.5%
Home equity	38,981	3.5%	40,000	3.8%	43,279	4.5%	47,319	5.4%	49,662	6.1%
Other consumer	141,756	12.7%	121,323	11.7%	108,312	11.4%	106,187	12.1%	103,157	12.6%
Total consumer loans	382,844	34.4%	369,959	35.6%	366,150	38.4%	363,013	41.4%	360,522	44.2%
Deferred loan origination costs and premiums and discounts on purchased loans	3,824	0.3%	4,402	0.4%	4,821	0.5%	4,858	0.6%	4,791	0.6%
Total loans	1,111,622	100.0%	1,040,683	100.0%	953,859	100.0%	876,578	100.0%	814,243	100.0%
Allowance for loan losses	(10,016)		(9,220)		(8,351)		(7,671)		(7,073)
Net loans	$1,101,606		$1,031,463		$945,508		$868,907		$807,170

 Total loans as of June 30, 2016 were $1.1 billion, increasing $157.8 million, or 16.5%, compared to $953.9 million as of December 31, 2015.

Total commercial loans increased $142.1 million, or 24.4%, as of June 30, 2016, compared to December 31, 2015, due to increases of $126.6 million, or 33.8%, in single tenant lease financing, $9.1 million, or 9.0%, in commercial and industrial, $7.5 million, or 16.3%, in construction and $2.1 million, or 4.7%, in owner-occupied commercial real estate. These increases were partially offset by a decline of $3.2 million, or 19.8%, in investor commercial real estate.

Total consumer loans increased $16.7 million, or 4.6%, as of June 30, 2016, compared to December 31, 2015, due primarily to an increase of $33.4 million, or 30.9%, in other consumer loans. This increase was partially offset by decreases of $12.5 million, or 5.8%, in residential mortgages and $4.3 million, or 9.9%, in home equity loans.

Asset Quality

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Nonaccrual loans
Commercial loans:
Commercial and industrial	$4,716	$—	$—	$—	$—
Total commercial loans	4,716	—	—	—	—
Consumer loans:
Residential mortgage	844	103	103	104	119
Other consumer	74	69	64	92	69
Total consumer loans	918	172	167	196	188
Total nonaccrual loans	5,634	172	167	196	188

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	—	—	10	—
Total commercial loans	—	—	—	10	—
Consumer loans:
Residential mortgage	—	195	—	—	—
Other consumer	5	—	—	—	—
Total consumer loans	5	195	—	—	—
Total past due 90 days and accruing loans	5	195	—	10	—

Total nonperforming loans	5,639	367	167	206	188

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Total other real estate owned	4,488	4,488	4,488	4,488	4,488

Other nonperforming assets	46	75	85	30	89

Total nonperforming assets	$10,173	$4,930	$4,740	$4,724	$4,765

Total nonperforming loans to total loans	0.51%	0.04%	0.02%	0.02%	0.02%
Total nonperforming assets to total assets	0.60%	0.32%	0.37%	0.41%	0.43%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five quarters.

(dollars in thousands)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Troubled debt restructurings – performing	$1,082	$1,100	$1,115	$1,134	$1,150
Total troubled debt restructurings	$1,082	$1,100	$1,115	$1,134	$1,150

The increase of $5.4 million, or 114.6%, in total nonperforming assets as of June 30, 2016 compared to December 31, 2015 was due primarily to an increase in nonaccrual loans. Total nonperforming loans increased $5.5 million, or 3,276.6%, to $5.6 million as of June 30, 2016 compared to $0.2 million as of December 31, 2015. This increase was primarily driven by a $4.7 million commercial and industrial loan and a $0.8 million residential mortgage loan that were placed on nonaccrual status during the second quarter 2016. As a result, the ratio of nonperforming loans to total loans increased to 0.51% as of June 30, 2016 compared to 0.02% as of December 31, 2015 and the ratio of nonperforming assets to total assets increased to 0.60% as of June 30, 2016 compared to 0.37% as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses balance for the last five quarters and the six months ended June 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Balance, beginning of period	$9,220	$8,351	$7,671	$7,073	$6,378	$8,351	$5,800
Provision charged to expense	924	946	746	454	304	1,870	746
Losses charged off	(232)	(149)	(100)	(76)	(232)	(381)	(460)
Recoveries	104	72	34	220	623	176	987
Balance, end of period	$10,016	$9,220	$8,351	$7,671	$7,073	$10,016	$7,073

Net charge-offs (recoveries) to average loans	0.05%	0.03%	0.03%	(0.07)%	(0.20)%	0.04%	(0.14)%

The allowance for loan losses was $10.0 million as of June 30, 2016, compared to $8.4 million as of December 31, 2015. The increase of $1.7 million, or 19.9%, was due primarily to the continued growth in commercial loan balances as well as a commercial and industrial loan that was assigned a $0.5 million specific allowance and placed on nonaccrual status. During the second quarter 2016, the Company recorded net charge-offs of $0.1 million, compared to net recoveries of $0.4 million during the second quarter 2015. During the six months ended June 30, 2016, the Company recorded net charge-offs of $0.2 million, compared to net recoveries of $0.5 million during six months ended June 30, 2015,

The allowance for loan losses as a percentage of total loans increased to 0.90% as of June 30, 2016, compared to 0.88% as of December 31, 2015. Due primarily to the increase in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans decreased to 177.6% as of June 30, 2016, compared to 5,000.6% as of December 31, 2015.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$75,133	$60,511	$38,093	$36,006	$27,993
Municipal securities	78,594	35,016	21,091	15,213	15,219
Mortgage-backed securities	233,886	177,337	113,948	109,645	107,055
Asset-backed securities	19,457	19,451	19,444	19,438	19,430
Corporate securities	20,000	20,000	20,000	20,000	20,000
Other securities	3,000	3,000	3,000	3,000	3,000
Total securities available-for-sale	$430,070	$315,315	$215,576	$203,302	$192,697

(dollars in thousands)
Approximate Fair Value	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$75,678	$60,792	$37,750	$35,624	$27,572
Municipal securities	80,798	35,639	21,469	15,224	14,779
Mortgage-backed securities	235,911	177,989	113,052	110,052	106,674
Asset-backed securities	19,332	18,892	19,361	19,423	19,452
Corporate securities	19,074	18,978	19,087	19,229	19,305
Other securities	3,013	3,021	2,979	3,013	2,985
Total securities available-for-sale	$433,806	$315,311	$213,698	$202,565	$190,767

The approximate fair value of investment securities available-for-sale increased $220.1 million, or 103.0%, to $433.8 million as of June 30, 2016 compared to $213.7 million as of December 31, 2015. The increase was due primarily to increases of $122.9 million in mortgage-backed securities, $59.3 million in municipal securities and $37.9 million in U.S. Government-sponsored agencies. During the six month period ended June 30, 2016, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income while supporting liquidity and interest rate risk management. At June 30, 2016, the Company had purchased $8.7 million of securities available-for-sale that had not settled. This obligation is recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Noninterest-bearing deposits	$28,066	2.0%	$28,945	2.3%	$23,700	2.5%	$22,338	2.5%	$20,994	2.5%
Interest-bearing demand deposits	83,031	6.0%	89,180	7.2%	84,241	8.8%	79,031	8.8%	77,822	9.1%
Regular savings accounts	28,900	2.1%	27,279	2.2%	22,808	2.4%	26,316	2.9%	24,405	2.8%
Money market accounts	373,932	26.9%	366,195	29.5%	341,732	35.7%	314,105	34.9%	278,791	32.5%
Certificates of deposits	862,150	62.1%	718,733	57.8%	470,736	49.2%	444,396	49.4%	440,936	51.5%
Brokered deposits	12,854	0.9%	12,846	1.0%	12,837	1.4%	13,564	1.5%	13,555	1.6%
Total	$1,388,933	100.0%	$1,243,178	100.0%	$956,054	100.0%	$899,750	100.0%	$856,503	100.0%

Total deposits increased $432.9 million, or 45.3%, to $1.4 billion as of June 30, 2016 as compared to $956.1 million as of December 31, 2015. This increase was due primarily to increases of $391.4 million, or 83.1%, in certificates of deposit, $32.2 million, or 9.4%, in money market accounts, $6.1 million, or 26.7%, in regular savings accounts and $4.4 million, or 18.4%, in noninterest-bearing deposits, partially offset by a decrease of $1.2 million, or 1.4%, in interest-bearing demand deposits. The increase in the balance of certificates of deposits during the six months of 2016 was primarily due to the Company’s concentrated efforts to capitalize on customer demand for longer duration deposit products and to enhance liquidity and asset/liability management.

Common Stock

On May 6, 2016, the Company and the Bank entered into a Sales Agency Agreement with Sandler O’Neill & Partners, L.P. (the “Agent”) to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25,000,000, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Capital Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the Agent.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, the Agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provides for the Company to pay the Agent a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company may also sell ATM Shares under the Sales Agency Agreement to the Agent, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and may at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company has agreed to indemnify the Agent against certain liabilities on customary terms.

In May 2016, the Company commenced sales of common stock through the ATM Program. The details of the shares of common stock sold through the ATM Program through June 30, 2016 are as follows:

Month	Weighted Average Per Share Price	Number of Shares Sold
May 2016	$24.06	132,087
June 2016	$25.46	7,724

As of June 30, 2016, the gross proceeds to the Company from sales of its common stock under the ATM Program totaled $3.4 million. As of the same date, approximately $21.6 million remained available for sale under the ATM Program.

On May 23, 2016, the Company separately entered into an Underwriting Agreement with the Agent, pursuant to which the Company would sell an additional 895,955 shares of common stock at $24.00 per share.  This offering closed on May 26, 2016 with the Company receiving gross proceeds of $21.5 million.

The net proceeds to the Company from the above offerings after deducting underwriting discounts and commissions and offering expenses was $22.8 million.

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

The following tables present actual and required capital ratios as of June 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$128,585	10.66%	$61,846	5.13%	$84,473	7.00%	N/A	N/A
Bank	129,427	10.75%	61,705	5.13%	84,280	7.00%	78,260	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	128,585	10.66%	79,947	6.63%	102,574	8.50%	N/A	N/A
Bank	129,427	10.75%	79,765	6.63%	102,340	8.50%	96,320	8.00%
Total capital to risk-weighted assets
Consolidated	151,385	12.54%	104,082	8.63%	126,709	10.50%	N/A	N/A
Bank	139,449	11.58%	103,845	8.63%	126,420	10.50%	120,400	10.00%
Leverage ratio
Consolidated	128,585	8.08%	63,663	4.00%	63,663	4.00%	N/A	N/A
Bank	129,427	8.15%	63,558	4.00%	63,558	4.00%	79,447	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$100,839	10.11%	$44,881	4.50%	$69,815	7.00%	N/A	N/A
Bank	104,434	10.50%	44,768	4.50%	69,639	7.00%	64,664	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	100,839	10.11%	59,842	6.00%	84,776	8.50%	N/A	N/A
Bank	104,434	10.50%	59,690	6.00%	84,561	8.50%	79,587	8.00%
Total capital to risk-weighted assets
Consolidated	122,190	12.25%	79,789	8.00%	104,723	10.50%	N/A	N/A
Bank	112,785	11.34%	79,587	8.00%	104,458	10.50%	99,484	10.00%
Leverage ratio
Consolidated	100,839	8.28%	48,713	4.00%	48,713	4.00%	N/A	N/A
Bank	104,434	8.59%	48,636	4.00%	48,636	4.00%	60,796	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend for the second quarter 2016 of $0.06 per share of common stock payable July 15, 2016 to shareholders of record as of June 30, 2016. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2016, on a consolidated basis, the Company had $504.1 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $44.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2016, the Bank had the ability to borrow an additional $170.0 million in advances from the Federal Home Loan Bank and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2016, the Company, on an unconsolidated basis, had $8.6 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2016, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $145.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2016 totaled $382.8 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and six months ended June 30, 2016 and 2015.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	June 30, 2016	June 30, 2015
Total equity - GAAP	$135,679	$107,830	$104,330	$102,912	$99,908	$135,679	$99,908
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$130,992	$103,143	$99,643	$98,225	$95,221	$130,992	$95,221

Total assets - GAAP	$1,702,468	$1,527,719	$1,269,870	$1,166,170	$1,104,645	$1,702,468	$1,104,645
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,697,781	$1,523,032	$1,265,183	$1,161,483	$1,099,958	$1,697,781	$1,099,958

Total common shares outstanding	5,533,050	4,497,284	4,481,347	4,484,513	4,484,513	5,533,050	4,484,513

Book value per common share	$24.52	$23.98	$23.28	$22.95	$22.28	$24.52	$22.28
Effect of goodwill	(0.85)	(1.05)	(1.04)	(1.05)	(1.05)	(0.85)	(1.05)
Tangible book value per common share	$23.67	$22.93	$22.24	$21.90	$21.23	$23.67	$21.23

Total shareholders’ equity to assets ratio	7.97%	7.06%	8.22%	8.82%	9.04%	7.97%	9.04%
Effect of goodwill	(0.25)%	(0.29)%	(0.34)%	(0.36)%	(0.38)%	(0.25)%	(0.38)%
Tangible common equity to tangible assets ratio	7.72%	6.77%	7.88%	8.46%	8.66%	7.72%	8.66%

Total average equity - GAAP	$117,913	$106,278	$103,583	$100,885	$99,333	$112,096	$98,592
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$113,226	$101,591	$98,896	$96,198	$94,646	$107,409	$93,905

Return on average shareholders’ equity	9.67%	9.20%	8.73%	9.14%	9.15%	9.45%	8.85%
Effect of goodwill	0.40%	0.43%	0.41%	0.44%	0.45%	0.41%	0.44%
Return on average tangible common equity	10.07%	9.63%	9.14%	9.58%	9.60%	9.86%	9.29%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from its mortgage loans held-for-sale. At June 30, 2016 and December 31, 2015, the Company had commitments to sell residential real estate loans of $98.3 million and $42.7 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2016, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(1.44)%	2.91%	5.98%
EVE	(1.07)%	(4.64)%	(8.82)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Sales Agency Agreement, dated as of May 6, 2016, among First Internet Bancorp, First Internet Bank of Indiana and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to current report on Form 8-K filed May 6, 2016)

10.2	Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: 8/2/2016	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: 8/2/2016	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
10.1	Sales Agency Agreement, dated as of May 6, 2016, among First Internet Bancorp, First Internet Bank of Indiana and Sandler O’Neill & Partners, L.P.	Incorporated by Reference
10.2	Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically