Form 10-Q
period 2016-09-30
First Internet Bancorp
filed 2016-11-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2016
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

As of November 3, 2016, the registrant had 5,533,050 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan,” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

(i)

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$2,314	$1,063
Interest-bearing demand deposits	65,511	24,089
Total cash and cash equivalents	67,825	25,152
Interest-bearing time deposits	250	1,000
Securities available-for-sale, at fair value (amortized cost of $469,539 and $215,576 in 2016 and 2015, respectively)	470,978	213,698
Securities held-to-maturity, at amortized cost (fair value of $5,578 and $0 in 2016 and 2015, respectively)	5,500	—
Loans held-for-sale (includes $31,196 and $24,065 at fair value in 2016 and 2015, respectively)	32,471	36,518
Loans	1,198,932	953,859
Allowance for loan losses	(10,561)	(8,351)
Net loans	1,188,371	945,508
Accrued interest receivable	5,848	4,105
Federal Home Loan Bank of Indianapolis stock	8,595	8,595
Cash surrender value of bank-owned life insurance	18,044	12,727
Premises and equipment, net	10,116	8,521
Goodwill	4,687	4,687
Other real estate owned	4,533	4,488
Accrued income and other assets	6,978	4,871
Total assets	$1,824,196	$1,269,870
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$32,938	$23,700
Interest-bearing deposits	1,460,663	932,354
Total deposits	1,493,601	956,054
Advances from Federal Home Loan Bank	147,978	190,957
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,459 and $276 in 2016 and 2015, respectively	36,541	12,724
Accrued interest payable	125	117
Accrued expenses and other liabilities	8,797	5,688
Total liabilities	1,687,042	1,165,540
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 5,533,050 and 4,481,347 shares issued and outstanding in 2016 and 2015, respectively	95,839	72,559
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	40,389	32,980
Accumulated other comprehensive income (loss)	926	(1,209)
Total shareholders’ equity	137,154	104,330
Total liabilities and shareholders’ equity	$1,824,196	$1,269,870

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Loans	$12,544	$9,326	$35,394	$26,759
Securities – taxable	2,148	994	5,064	2,661
Securities – non-taxable	637	116	1,170	175
Other earning assets	142	100	507	258
Total interest income	15,471	10,536	42,135	29,853
Interest Expense
Deposits	4,368	2,260	11,186	6,350
Other borrowed funds	765	437	2,164	1,318
Total interest expense	5,133	2,697	13,350	7,668
Net Interest Income	10,338	7,839	28,785	22,185
Provision for Loan Losses	2,204	454	4,074	1,200
Net Interest Income After Provision for Loan Losses	8,134	7,385	24,711	20,985
Noninterest Income
Service charges and fees	207	202	622	571
Mortgage banking activities	4,442	2,095	9,991	7,195
Gain on sale of securities	—	—	177	—
Gain (loss) on asset disposals	5	(27)	(59)	(74)
Other	244	104	455	306
Total noninterest income	4,898	2,374	11,186	7,998
Noninterest Expense
Salaries and employee benefits	4,550	3,446	12,777	10,811
Marketing, advertising, and promotion	454	544	1,352	1,330
Consulting and professional services	901	544	2,434	1,700
Data processing	286	248	835	729
Loan expenses	240	97	624	459
Premises and equipment	983	676	2,744	2,009
Deposit insurance premium	420	163	815	473
Other	579	489	1,712	1,280
Total noninterest expense	8,413	6,207	23,293	18,791
Income Before Income Taxes	4,619	3,552	12,604	10,192
Income Tax Provision	1,521	1,229	4,240	3,541
Net Income	$3,098	$2,323	$8,364	$6,651
Income Per Share of Common Stock
Basic	$0.55	$0.51	$1.66	$1.47
Diluted	$0.55	$0.51	$1.65	$1.46
Weighted-Average Number of Common Shares Outstanding
Basic	5,597,867	4,532,360	5,039,497	4,526,377
Diluted	5,622,181	4,574,455	5,063,299	4,549,447
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,098	$2,323	$8,364	$6,651
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income (loss) before income tax	(2,297)	1,193	3,494	(528)
Reclassification adjustment for gains realized	—	—	(177)	—
Other comprehensive income (loss) before income tax	(2,297)	1,193	3,317	(528)
Income tax provision (benefit)	(816)	429	1,182	(189)
Other comprehensive income (loss)	(1,481)	764	2,135	(339)
Comprehensive income	$1,617	$3,087	$10,499	$6,312

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2016
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2016	$72,559	$(1,209)	$32,980	$104,330
Net income	—	—	8,364	8,364
Other comprehensive income	—	2,135	—	2,135
Dividends declared ($0.18 per share)	—	—	(955)	(955)
Net cash proceeds from common stock issuance	22,754	—	—	22,754
Recognition of the fair value of share-based compensation	547	—	—	547
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	22	—	—	22
Excess tax benefit on share-based compensation	48	—	—	48
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, September 30, 2016	$95,839	$926	$40,389	$137,154

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$8,364	$6,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,567	1,388
Increase in cash surrender value of bank-owned life insurance	(317)	(300)
Provision for loan losses	4,074	1,200
Share-based compensation expense	547	631
Gain from sale of available-for-sale securities	(177)	—
Loans originated for sale	(439,159)	(386,353)
Proceeds from sale of loans	452,242	400,003
Gain on loans sold	(8,476)	(6,895)
(Increase) decrease in fair value of loans held-for-sale	(560)	143
Gain on derivatives	(955)	(443)
Net change in accrued income and other assets	(3,318)	304
Net change in accrued expenses and other liabilities	350	407
Net cash provided by operating activities	15,182	16,736
Investing Activities
Net loan activity, excluding purchases	(210,844)	(143,481)
Net change in interest-bearing time deposits	750	750
Maturities of securities available-for-sale	29,015	16,322
Proceeds from sale of securities available-for-sale	49,430	—
Purchase of securities available-for-sale	(331,501)	(78,481)
Purchase of securities held-to-maturity	(5,500)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(1,596)
Purchase of bank-owned life insurance	(5,000)	—
Purchase of premises and equipment	(2,867)	(2,233)
Loans purchased	(36,138)	—
Net cash used in investing activities	(512,655)	(208,719)
Financing Activities
Net increase in deposits	537,547	141,152
Cash dividends paid	(869)	(800)
Net proceeds from issuance of subordinated debt	23,757	—
Proceeds from advances from Federal Home Loan Bank	65,000	220,000
Repayment of advances from Federal Home Loan Bank	(108,000)	(176,000)
Net proceeds from common stock issuance	22,754	—
Other, net	(43)	(13)
Net cash provided by financing activities	540,146	184,339
Net Increase (Decrease) in Cash and Cash Equivalents	42,673	(7,644)
Cash and Cash Equivalents, Beginning of Period	25,152	28,289
Cash and Cash Equivalents, End of Period	$67,825	$20,645
Supplemental Disclosures
Cash paid during the period for interest	$13,342	$7,653
Cash paid during the period for taxes	5,886	2,503
Loans transferred to other real estate owned	45	—
Cash dividends declared, paid in subsequent period	331	267
Securities purchased during the period, settled in subsequent period	2,238	3,922
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016 or any other period. The September 30, 2016 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share
Net income	$3,098	$2,323	$8,364	$6,651
Weighted-average common shares	5,597,867	4,532,360	5,039,497	4,526,377
Basic earnings per common share	$0.55	$0.51	$1.66	$1.47
Diluted earnings per share
Net income	$3,098	$2,323	$8,364	$6,651
Weighted-average common shares	5,597,867	4,532,360	5,039,497	4,526,377
Dilutive effect of warrants	8,877	17,264	9,967	8,153
Dilutive effect of equity compensation	15,437	24,831	13,835	14,917
Weighted-average common and incremental shares	5,622,181	4,574,455	5,063,299	4,549,447
Diluted earnings per common share	$0.55	$0.51	$1.65	$1.46
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2016 and December 31, 2015. There were no securities held-to-maturity as of December 31, 2015.

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$85,630	$652	$(292)	$85,990
Municipal securities	96,665	1,345	(509)	97,501
Mortgage-backed securities	244,780	1,715	(410)	246,085
Asset-backed securities	19,464	59	(27)	19,496
Corporate securities	20,000	—	(1,120)	18,880
Other securities	3,000	26	—	3,026
Total available-for-sale	$469,539	$3,797	$(2,358)	$470,978

	September 30, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Corporate securities	$5,500	$78	$—	$5,578
Total held-to-maturity	$5,500	$78	$—	$5,578

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$139	$(482)	$37,750
Municipal securities	21,091	385	(7)	21,469
Mortgage-backed securities	113,948	110	(1,006)	113,052
Asset-backed securities	19,444	—	(83)	19,361
Corporate securities	20,000	—	(913)	19,087
Other securities	3,000	—	(21)	2,979
Total available-for-sale	$215,576	$634	$(2,512)	$213,698

The carrying value of securities at September 30, 2016 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	298	263
Five to ten years	36,851	36,536
After ten years	165,146	165,572
	202,295	202,371
Mortgage-backed securities	244,780	246,085
Asset-backed securities	19,464	19,496
Other securities	3,000	3,026
Total	$469,539	$470,978

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$5,500	$5,578
Total	$5,500	$5,578

There were no sales of available-for-sale securities during the three months ended September 30, 2016. Gross gains of $0.2 million and gross losses of $0.0 million resulted from sales of available-for-sale securities during the nine months ended September 30, 2016. There were no sales of available-for-sale securities during the three and nine months ended September 30, 2015.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2016 and December 31, 2015 was $166.9 million and $166.1 million, which was approximately 35% and 78%, respectively, of the Company’s available-for-sale securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Should any future impairment of these securities become other-than-temporary, the cost basis of the security will be reduced, with the resulting loss recognized in net income in the period in which the other-than-temporary impairment (“OTTI”) is identified.

The following tables show the available-for-sale securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,919	$(257)	$263	$(35)	$30,182	$(292)
Municipal securities	38,854	(509)	—	—	38,854	(509)
Mortgage-backed securities	64,526	(410)	—	—	64,526	(410)
Asset-backed securities	4,913	(9)	9,589	(18)	14,502	(27)
Corporate securities	4,861	(139)	14,019	(981)	18,880	(1,120)
Total	$143,073	$(1,324)	$23,871	$(1,034)	$166,944	$(2,358)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$18,289	$(237)	$8,537	$(245)	$26,826	$(482)
Municipal securities	1,026	(7)	—	—	1,026	(7)
Mortgage-backed securities	74,198	(562)	22,655	(444)	96,853	(1,006)
Asset-backed securities	19,361	(83)	—	—	19,361	(83)
Corporate securities	19,087	(913)	—	—	19,087	(913)
Other securities	2,979	(21)	—	—	2,979	(21)
Total	$134,940	$(1,823)	$31,192	$(689)	$166,132	$(2,512)

There were no held-to-maturity securities in an unrealized loss position at September 30, 2016, and there were no held-to-maturity securities at December 31, 2015.

There were no amounts reclassified from accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015. Amounts reclassified from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income during the three and nine months ended September 30, 2016 were as follows:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unrealized gains and losses on securities available-for-sale
Gain realized in earnings	$—	$177	Gain on sale of securities
Total reclassified amount before tax	—	177	Income Before Income Taxes
Tax expense	—	60	Income Tax Provision
Total reclassifications out of accumulated other comprehensive income (loss)	$—	$117	Net Income

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

Categories of loans include:

	September 30, 2016	December 31, 2015
Commercial loans
Commercial and industrial	$107,250	$102,000
Owner-occupied commercial real estate	45,540	44,462
Investor commercial real estate	12,752	16,184
Construction	56,391	45,898
Single tenant lease financing	571,972	374,344
Total commercial loans	793,905	582,888
Consumer loans
Residential mortgage	200,889	214,559
Home equity	37,849	43,279
Other consumer	163,158	108,312
Total consumer loans	401,896	366,150
Total commercial and consumer loans	1,195,801	949,038
Deferred loan origination costs and premiums and discounts on purchased loans	3,131	4,821
Total loans	1,198,932	953,859
Allowance for loan losses	(10,561)	(8,351)
Net loans	$1,188,371	$945,508

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

The following tables present changes in the balance of the ALLL during the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,834	$461	$171	$555	$5,059	$781	$121	$1,034	$10,016
Provision (credit) charged to expense	1,174	(5)	(7)	37	832	(67)	(15)	255	2,204
Losses charged off	(1,582)	—	—	—	—	—	—	(155)	(1,737)
Recoveries	—	—	—	—	—	2	4	72	78
Balance, end of period	$1,426	$456	$164	$592	$5,891	$716	$110	$1,206	$10,561

	Nine Months Ended September 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Provision (credit) charged to expense	1,641	(20)	(48)	92	1,960	(75)	8	516	4,074
Losses charged off	(1,582)	—	—	—	—	(134)	(33)	(369)	(2,118)
Recoveries	—	—	—	—	—	29	10	215	254
Balance, end of period	$1,426	$456	$164	$592	$5,891	$716	$110	$1,206	$10,561

	Three Months Ended September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,201	$439	$261	$227	$3,093	$933	$157	$762	$7,073
Provision (credit) charged to expense	29	16	(31)	129	429	(132)	(1)	15	454
Losses charged off	—	—	—	—	—	(14)	—	(62)	(76)
Recoveries	—	—	—	—	—	130	—	90	220
Balance, end of period	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671

	Nine Months Ended September 30, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	310	110	(531)	26	1,461	(284)	(51)	159	1,200
Losses charged off	—	—	—	—	—	(185)	—	(351)	(536)
Recoveries	—	—	500	—	—	401	—	306	1,207
Balance, end of period	$1,230	$455	$230	$356	$3,522	$917	$156	$805	$7,671

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016, and December 31, 2015.

	September 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$107,250	$45,540	$12,752	$56,391	$571,972	$198,871	$37,849	$162,976	$1,193,601
Ending balance: individually evaluated for impairment	—	—	—	—	—	2,018	—	182	2,200
Ending balance	$107,250	$45,540	$12,752	$56,391	$571,972	$200,889	$37,849	$163,158	$1,195,801
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,426	$456	$164	$592	$5,891	$716	$110	$1,206	$10,561
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,426	$456	$164	$592	$5,891	$716	$110	$1,206	$10,561

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,000	$44,462	$16,184	$45,898	$374,344	$213,426	$43,279	$108,163	$947,756
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,133	—	149	1,282
Ending balance	$102,000	$44,462	$16,184	$45,898	$374,344	$214,559	$43,279	$108,312	$949,038
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. In the third quarter 2016, the Company updated its risk grading matrix to improve precision within the “Pass” risk grades. Commercial loans are now graded on a scale of 1 to 10, whereas commercial loans were previously graded on a scale of 1 to 9. This update to the risk grading matrix did not have an impact on the ALLL. The following table illustrates the risk ratings utilized as of September 30, 2016 and December 31, 2015.

Rating	September 30, 2016	December 31, 2015
Pass	Grade 1-6	Grade 1-5
Special Mention	Grade 7	Grade 6
Substandard	Grade 8	Grade 7
Doubtful	Grade 9	Grade 8
Loss	Grade 10	Grade 9

A description of the general characteristics of the ten risk grades is as follows:

•	“Pass” (Grades 1-6) - Higher quality loans that do not fit any of the other categories described below.

•	“Special Mention” (Grade 7) - Loans that possess some credit deficiency or potential weakness which deserve close attention.

•
“Substandard” (Grade 8) - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

•
“Doubtful” (Grade 9) - Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

•	“Loss” (Grade 10) - Loans that are considered uncollectible and of such little value that continuing to carry them as assets is not warranted.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-6 Pass	$106,482	$45,529	$12,752	$56,391	$571,972	$793,126
7 Special Mention	243	—	—	—	—	243
8 Substandard	525	11	—	—	—	536
9 Doubtful	—	—	—	—	—	—
Total	$107,250	$45,540	$12,752	$56,391	$571,972	$793,905

	September 30, 2016
	Residential mortgage	Home equity	Other consumer	Total
Performing	$199,864	$37,849	$163,050	$400,763
Nonaccrual	1,025	—	108	1,133
Total	$200,889	$37,849	$163,158	$401,896

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$95,589	$43,913	$14,746	$45,599	$374,344	$574,191
6 Special Mention	2,006	535	—	299	—	2,840
7 Substandard	4,405	14	1,438	—	—	5,857
8 Doubtful	—	—	—	—	—	—
Total	$102,000	$44,462	$16,184	$45,898	$374,344	$582,888

	December 31, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$214,456	$43,279	$108,248	$365,983
Nonaccrual	103	—	64	167
Total	$214,559	$43,279	$108,312	$366,150

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$257	$—	$—	$257	$106,993	$107,250	$—	$—
Owner-occupied commercial real estate	—	—	—	—	45,540	45,540	—	—
Investor commercial real estate	—	—	—	—	12,752	12,752	—	—
Construction	—	—	—	—	56,391	56,391	—	—
Single tenant lease financing	—	—	—	—	571,972	571,972	—	—
Residential mortgage	—	—	991	991	199,898	200,889	1,025	—
Home equity	—	—	—	—	37,849	37,849	—	—
Other consumer	232	35	—	267	162,891	163,158	108	—
Total	$489	$35	$991	$1,515	$1,194,286	$1,195,801	$1,133	$—

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$29	$—	$—	$29	$101,971	$102,000	$—	$—
Owner-occupied commercial real estate	—	—	—	—	44,462	44,462	—	—
Investor commercial real estate	—	—	—	—	16,184	16,184	—	—
Construction	—	—	—	—	45,898	45,898	—	—
Single tenant lease financing	—	—	—	—	374,344	374,344	—	—
Residential mortgage	300	23	45	368	214,191	214,559	103	—
Home equity	20	—	—	20	43,259	43,279	—	—
Other consumer	116	12	—	128	108,184	108,312	64	—
Total	$465	$35	$45	$545	$948,493	$949,038	$167	$—

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance, when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

The following table presents the Company’s impaired loans as of September 30, 2016 and December 31, 2015.  The Company had no impaired loans with a specific valuation allowance as of September 30, 2016 or December 31, 2015.

	September 30, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential mortgage	$2,018	$2,130	$—	$1,133	$1,154	$—
Other consumer	182	237	—	149	178	—
Total	2,200	2,367	—	1,282	1,332	—
Total impaired loans	$2,200	$2,367	$—	$1,282	$1,332	$—

The table below presents average balances and interest income recognized for impaired loans during the three and nine month periods ended September 30, 2016 and September 30, 2015.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2016				September 30, 2015
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$—	$—	$—	$—	$28	$2
Residential mortgage	1,876	2	1,478	6	1,146	3	1,105	7
Other consumer	167	1	153	5	254	3	197	9
Total	2,043	3	1,631	11	1,400	6	1,330	18
Loans with a specific valuation allowance
Commercial and industrial	$3,524	$—	$1,568	$—	$—	$—	$—	$—
Residential mortgage	—	—	—	—	—	—	20	—
Other consumer	—	—	—	—	—	—	18	1
Total	3,524	—	1,568	—	—	—	38	1
Total impaired loans	$5,567	$3	$3,199	$11	$1,400	$6	$1,368	$19

As of September 30, 2016 and December 31, 2015, the Company had less than $0.1 million and $0.0 million, respectively, in residential mortgage other real estate owned. There were $0.8 million and less than $0.1 million of loans at September 30, 2016 and December 31, 2015, respectively, in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Land	$2,500	$2,500
Building and improvements	5,330	4,636
Furniture and equipment	6,884	6,164
Less: accumulated depreciation	(4,598)	(4,779)
Total	$10,116	$8,521

Note 6:        Goodwill

The following table shows the changes in the carrying amount of goodwill for the periods ended September 30, 2016 and December 31, 2015.

Balance as of January 1, 2015	$4,687
Changes in goodwill during the year	—
Balance as of December 31, 2015	4,687
Changes in goodwill during the period	—
Balance as of September 30, 2016	$4,687

Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2016 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Subordinated Debt

In June 2013, the Company issued a subordinated debenture (the “2021 Debenture”) in the principal amount of $3.0 million. The 2021 Debenture bears a fixed interest rate of 8.00% per year, payable quarterly, and is scheduled to mature on June 28, 2021. The 2021 Debenture may be repaid, without penalty, at any time after June 28, 2016. The 2021 Debenture is intended to qualify as Tier 2 capital under regulatory guidelines.

In connection with the 2021 Debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014 and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the 2021 Debenture has been repaid in full if the 20-day volume-weighted average price of a share of its common stock exceeds $30.00.

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

In October 2015, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2025 (the “2025 Note”). The 2025 Note bears a fixed interest rate of 6.4375% per year, payable quarterly, and is scheduled to mature on October 1, 2025. The 2025 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after October 15, 2020. The 2025 Note is intended to qualify as Tier 2 capital under regulatory guidelines.

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding September 30, 2021, and thereafter a floating rate equal to the then-current three-month LIBOR rate plus 485 basis points. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	$—	$3,000	$(42)
2025 Note	10,000	(216)	10,000	(234)
2026 Notes	25,000	(1,243)	—	—
Total	$38,000	$(1,459)	$13,000	$(276)

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

The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and nine month periods ended September 30, 2016, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.6 million of share-based compensation expense for the three and nine month periods ended September 30, 2015, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2016, and activity for the nine months ended September 30, 2016.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	28,302	$18.90	27,529	$18.17	—	$—
Granted	30,824	25.63	10,232	24.44	7	24.28
Vested	(9,470)	18.92	(20,123)	20.23	(7)	24.28
Nonvested at September 30, 2016	49,656	$23.07	17,638	$19.46	—	$—

At September 30, 2016, the total unrecognized compensation cost related to nonvested awards was $1.0 million with a weighted-average expense recognition period of 2.0 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2016.

Deferred Stock Rights
Outstanding, beginning of period	81,693
Granted	512
Exercised	—
Outstanding, end of period	82,205

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2016 or December 31, 2015.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015.

		September 30, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$85,990	$—	$85,990	$—
Municipal securities	97,501	—	97,501	—
Mortgage-backed securities	246,085	—	246,085	—
Asset-backed securities	19,496	—	19,496	—
Corporate securities	18,880	—	18,880	—
Other securities	3,026	3,026	—	—
Total available-for-sale securities	470,978	3,026	467,952	—
Loans held-for-sale (mandatory pricing agreements)	31,196	—	31,196	—
Forward contracts	(465)	(465)	—	—
IRLCs	2,032	—	—	2,032

		December 31, 2015 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,750	$—	$37,750	$—
Municipal securities	21,469	—	21,469	—
Mortgage-backed securities	113,052	—	113,052	—
Asset-backed securities	19,361	—	19,361	—
Corporate securities	19,087	—	19,087	—
Other securities	2,979	2,979	—	—
Total available-for-sale securities	213,698	2,979	210,719	—
Loans held-for-sale (mandatory pricing agreements)	24,065	—	24,065	—
Forward contracts	30	30	—	—
IRLCs	582	—	—	582

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine month periods ended September 30, 2016 and September 30, 2015.

Three Months Ended
Interest Rate Lock Commitments
Balance, July 1, 2016	$1,724
Total realized gains
Included in net income	308
Balance, September 30, 2016	$2,032

Balance, July 1, 2015	$623
Total realized gains
Included in net income	284
Balance, September 30, 2015	$907

Nine Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2016	$582
Total realized gains
Included in net income	1,450
Balance, September 30, 2016	$2,032

Balance, January 1, 2015	$521
Total realized gains
Included in net income	386
Balance, September 30, 2015	$907

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2016 or December 31, 2015.

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	2,032	Discounted cash flow	Loan closing rates	41% - 99%

	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$582	Discounted cash flow	Loan closing rates	43% - 100%

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

Subordinated Debt

The fair value of the Company’s publicly traded subordinated debt is obtained from quoted market prices. The fair value of the Company’s remaining subordinated debt is estimated using discounted cash flow analysis, based on current borrowing rates for similar types of debt instruments.

 Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2016 and December 31, 2015.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2016 and December 31, 2015.

		September 30, 2016 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$67,825	$67,825	$—	$—
Interest-bearing time deposits	250	250	—	—
Securities held-to-maturity	5,500	—	5,578	—
Loans held-for-sale (best efforts pricing agreements)	1,275	—	1,275
Loans	1,198,932	—	—	1,209,791
Accrued interest receivable	5,848	5,848	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	1,493,601	510,055	—	971,679
Advances from Federal Home Loan Bank	147,978	—	146,334	—
Subordinated debt	36,541	25,000	13,542	—
Accrued interest payable	125	125	—	—

		December 31, 2015 Fair Value Measurements Using
	Carrying Amount	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,152	$25,152	$—	$—
Interest-bearing time deposits	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	12,453	—	12,453	—
Loans	953,859	—	—	967,303
Accrued interest receivable	4,105	4,105	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	—	8,595	—
Deposits	956,054	472,481	—	478,360
Advances from Federal Home Loan Bank	190,957	—	188,126	—
Subordinated debt	12,724	—	13,212	—
Accrued interest payable	117	117	—	—

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

During the three months ended September 30, 2016 and 2015, the Company originated mortgage loans held-for-sale of $180.1 million and $108.4 million, respectively, and sold $195.7 million and $112.9 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2016 and 2015, the Company originated mortgage loans held-for-sale of $439.2 million and $386.4 million, respectively, and sold $452.2 million and $400.0 million of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain on loans sold	$3,980	$2,050	$8,476	$6,895
Gain (loss) resulting from the change in fair value of loans held-for-sale	(426)	349	560	(143)
Gain (loss) resulting from the change in fair value of derivatives	888	(304)	955	443
Net revenue from mortgage banking activities	$4,442	$2,095	$9,991	$7,195

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$79,376	$2,032	$28,444	$582
Forward contracts	—	—	42,743	30

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	115,695	(465)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30, 2016 and 2015.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$308	$284	$1,450	$386

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	580	(588)	(495)	57

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update (“Update”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (August 2016)

Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses specific cash flow issues with the objective of reducing the existing diversity in practice.

The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following specific cash flow issues:

•Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows from financing activities.

•Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing: At the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, the issuer should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows from operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities.

•Proceeds from the Settlement of Insurance Claims: Cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage (that is, the nature of the loss). For insurance proceeds that are received in a lump sum settlement, an entity should determine the classification on the basis of the nature of each loss included in the settlement.

•Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash inflows from investing activities. The cash payments for premiums on corporate-owned policies may be classified as cash outflows from investing activities, operating activities, or a combination of investing and operating activities.

•Separately Identifiable Cash Flows and Application of the Predominance Principle: The classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in GAAP. In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this Update on the consolidated financial statements, but it is not expected to have a significant effect.

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

Results of Operations

The following table provides a summary of the Company’s financial performance for the five most recent quarters and nine months ended September 30, 2016 and 2015.

(dollars in thousands except for share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Income Statement Summary:
Net interest income	$10,338	$9,306	$9,141	$8,568	$7,839	$28,785	$22,185
Provision for loan losses	2,204	924	946	746	454	4,074	1,200
Noninterest income	4,898	3,748	2,540	2,143	2,374	11,186	7,998
Noninterest expense	8,413	7,875	7,005	6,492	6,207	23,293	18,791
Income tax provision	1,521	1,421	1,298	1,195	1,229	4,240	3,541
Net income	$3,098	$2,834	$2,432	$2,278	$2,323	$8,364	$6,651
Per Share Data:
Earnings per share - basic	$0.55	$0.57	$0.54	$0.50	$0.51	$1.66	$1.47
Earnings per share - diluted	$0.55	$0.57	$0.53	$0.50	$0.51	$1.65	$1.46
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.18	$0.18
Book value per common share	$24.79	$24.52	$23.98	$23.28	$22.95	$24.79	$22.95
Tangible book value per common share[1]	$23.94	$23.67	$22.93	$22.24	$21.90	$23.94	$21.90
Common shares outstanding	5,533,050	5,533,050	4,497,284	4,481,347	4,484,513	5,533,050	4,484,513
Average common shares outstanding:
Basic	5,597,867	4,972,759	4,541,728	4,534,910	4,532,360	5,039,497	4,526,377
Diluted	5,622,181	4,992,025	4,575,555	4,580,353	4,574,455	5,063,299	4,549,447
Performance Ratios:
Return on average assets	0.71%	0.71%	0.72%	0.74%	0.82%	0.72%	0.83%
Return on average shareholders’ equity	9.08%	9.67%	9.20%	8.73%	9.14%	9.31%	8.95%
Return on average tangible common equity[1]	9.41%	10.07%	9.63%	9.14%	9.58%	9.69%	9.39%
Net interest margin	2.42%	2.39%	2.78%	2.85%	2.84%	2.51%	2.85%
Capital Ratios:
Tangible common equity to tangible assets ratio[1]	7.28%	7.72%	6.77%	7.88%	8.46%	7.28%	8.46%
Tier 1 leverage ratio	7.62%	8.08%	7.65%	8.28%	8.81%	7.62%	8.81%
Common equity tier 1 capital ratio	10.07%	10.66%	9.38%	10.11%	10.74%	10.07%	10.74%
Tier 1 capital ratio	10.07%	10.66%	9.38%	10.11%	10.74%	10.07%	10.74%
Total risk-based capital ratio	13.67%	12.54%	11.38%	12.25%	11.90%	13.67%	11.90%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

During the third quarter 2016, net income was $3.1 million, or $0.55 per diluted share, compared to third quarter 2015 net income of $2.3 million, or $0.51 per diluted share, representing an increase in net income of $0.8 million, or 33.4%. During the nine months ended September 30, 2016, net income was $8.4 million, or $1.65 per diluted share, compared to the nine months ended September 30, 2015 net income of $6.7 million, or $1.46 per diluted share, representing an increase in net income of $1.7 million, or 25.8%.

The increase in net income in the third quarter 2016 compared to the third quarter 2015 was primarily due to a $2.5 million, or 31.9%, increase in net interest income and a $2.5 million, or 106.3%, increase in noninterest income, partially offset by a $2.2 million, or 35.5%, increase in noninterest expense, a $1.8 million, or 385.5%, increase in provision for loan losses and a $0.3 million, or 23.8%, increase in income tax expense.

The increase in net income in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $6.6 million, or 29.7%, increase in net interest income and a $3.2 million, or 39.9%, increase in noninterest income, partially offset by a $4.5 million, or 24.0%, increase in noninterest expense, a $2.9 million, or 239.5%, increase in provision for loan losses and a $0.7 million, or 19.7%, increase in income tax expense.

During the third quarter 2016, return on average assets and return on average shareholders’ equity were 0.71% and 9.08%, respectively, compared to 0.82% and 9.14%, respectively, for the third quarter 2015. During the nine months ended September 30, 2016, return on average assets and return on average shareholders’ equity were 0.72% and 9.31%, respectively, compared to 0.83% and 8.95%, respectively, for the nine months ended September 30, 2015.

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

(dollars in thousands)	Three Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015
	Average Balance	Yield/Cost	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,192,816	4.18%	$1,110,282	4.22%	$865,350	4.28%
Securities - taxable	366,810	2.33%	307,336	2.29%	176,722	2.23%
Securities - non-taxable	90,597	2.80%	51,162	2.89%	14,912	3.09%
Other earning assets	51,779	1.09%	97,774	0.80%	37,638	1.05%
Total interest-earning assets	1,702,002	3.62%	1,566,554	3.59%	1,094,622	3.82%

Allowance for loan losses	(10,378)		(9,472)		(7,223)
Noninterest-earning assets	43,319		39,422		36,342
Total assets	$1,734,943		$1,596,504		$1,123,741

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$81,151	0.55%	$83,712	0.55%	$75,965	0.55%
Regular savings accounts	27,479	0.58%	28,023	0.57%	25,500	0.59%
Money market accounts	369,082	0.71%	363,767	0.71%	297,545	0.71%
Certificates and brokered deposits	907,775	1.56%	809,450	1.56%	455,879	1.38%
Total interest-bearing deposits	1,385,487	1.25%	1,284,952	1.23%	854,889	1.05%
Other borrowed funds	173,568	1.75%	161,127	1.83%	139,731	1.24%
Total interest-bearing liabilities	1,559,055	1.31%	1,446,079	1.30%	994,620	1.08%
Noninterest-bearing deposits	32,897		27,687		23,267
Other noninterest-bearing liabilities	7,325		4,825		4,969
Total liabilities	1,599,277		1,478,591		1,022,856

Shareholders’ equity	135,666		117,913		100,885
Total liabilities and shareholders’ equity	$1,734,943		$1,596,504		$1,123,741

Interest rate spread[1]		2.31%		2.29%		2.74%
Net interest margin[2]		2.42%		2.39%		2.84%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)

(dollars in thousands)	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Balance	Yield/Cost	Average Balance	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,108,066	4.27%	$824,069	4.34%
Securities - taxable	292,620	2.31%	165,456	2.15%
Securities - non-taxable	54,777	2.85%	7,627	3.07%
Other earning assets	75,860	0.89%	42,746	0.81%
Total interest-earning assets	1,531,323	3.68%	1,039,898	3.84%

Allowance for loan losses	(9,505)		(6,555)
Noninterest-earning assets	40,241		35,362
Total assets	$1,562,059		$1,068,705

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$82,063	0.55%	$75,824	0.55%
Regular savings accounts	26,844	0.58%	23,836	0.58%
Money market accounts	361,248	0.71%	284,709	0.72%
Certificates and brokered deposits	764,923	1.54%	429,152	1.37%
Total interest-bearing deposits	1,235,078	1.21%	813,521	1.04%
Other borrowed funds	173,438	1.67%	129,089	1.37%
Total interest-bearing liabilities	1,408,516	1.27%	942,610	1.09%
Noninterest-bearing deposits	27,846		22,080
Other noninterest-bearing liabilities	5,687		4,650
Total liabilities	1,442,049		969,340

Shareholders’ equity	120,010		99,365
Total liabilities and shareholders’ equity	$1,562,059		$1,068,705

Interest rate spread[1]		2.41%		2.75%
Net interest margin[2]		2.51%		2.85%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended September 30, 2016 vs. June 30, 2016 Due to Changes in			Three Months Ended September 30, 2016 vs. September 30, 2015 Due to Changes in			Nine Months Ended September 30, 2016 vs. September 30, 2015 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,571	$(688)	$883	$4,660	$(1,442)	$3,218	$9,351	$(716)	$8,635
Securities – taxable	368	33	401	1,108	46	1,154	2,191	212	2,403
Securities – non-taxable	347	(78)	269	596	(75)	521	1,017	(22)	995
Other earning assets	(351)	298	(53)	38	4	42	221	28	249
Total	1,935	(435)	1,500	6,402	(1,467)	4,935	12,780	(498)	12,282

Interest expense
Interest-bearing deposits	363	75	438	1,613	495	2,108	3,676	1,160	4,836
Other borrowed funds	184	(154)	30	122	206	328	517	329	846
Total	547	(79)	468	1,735	701	2,436	4,193	1,489	5,682

Increase (decrease) in net interest income	$1,388	$(356)	$1,032	$4,667	$(2,168)	$2,499	$8,587	$(1,987)	$6,600

Net interest income for the third quarter 2016 was $10.3 million, an increase of $2.5 million, or 31.9%, compared to $7.8 million for the third quarter 2015. The increase in net interest income was the result of a $4.9 million, or 46.8%, increase in total interest income to $15.5 million for the third quarter 2016 from $10.5 million for the third quarter 2015. The increase in total interest income was partially offset by a $2.4 million, or 90.3%, increase in total interest expense to $5.1 million for the third quarter 2016 from $2.7 million for the third quarter 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $327.5 million, or 37.8%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $265.8 million, or 138.7%, in the average balance of securities for the third quarter 2016 compared to the third quarter 2015. The increase in total interest income was also due to a 12 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a 10 bp decline in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $530.6 million, or 62.1%, increase in the average balance of interest-bearing deposits for the third quarter 2016 compared to the third quarter 2015, as well as a 20 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was primarily due to an 18 bp increase in the cost of certificates and brokered deposits as new certificates of deposits production in 2016 was predominately in longer duration products with higher costs of funds. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $33.8 million, or 24.2%, increase in the average balance of other borrowed funds for the third quarter 2016 compared to the third quarter 2015 as well as an increase of 51 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the Company’s issuance of subordinated debt in the fourth quarter 2015 as well as an increase in the cost and average balance of Federal Home Loan Bank advances compared to the third quarter 2015.

Net interest margin (“NIM”) was 2.42% for the third quarter 2016 compared to 2.84% for the third quarter 2015. The decline in NIM for the third quarter 2016 compared to the third quarter 2015 was driven primarily by an increase of 23 bps in the cost of interest-bearing liabilities as well as the decline of 20 bps in the yield earned on interest-earning assets.

Net interest income for the nine months ended September 30, 2016 was $28.8 million, increasing $6.6 million, or 29.7%, compared to $22.2 million for the nine months ended September 30, 2015. The increase in net interest income was the result of a $12.3 million, or 41.1%, increase in total interest income to $42.1 million for the nine months ended September 30, 2016 from $29.9 million for the nine months ended September 30, 2015. The increase in total interest income was partially offset by a $5.7 million, or 74.1%, increase in total interest expense to $13.4 million for the nine months ended September 30, 2016 from $7.7 million for the nine months ended September 30, 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $284.0 million, or 34.5%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $174.3 million, or 100.7%, in the average balance of securities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in total interest income was also due to a 21 bps increase in the yield earned on the securities portfolio, partially offset by a 7 bps decline in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $421.6 million, or 51.8%, increase in the average balance of interest-bearing deposits for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as well as an increase in the cost of funds relating to interest-bearing deposits of 17 bps. The increase in the cost of interest-bearing deposits was primarily due to a 17 bps increase in the cost of certificates and brokered deposits as new certificates of deposits production in the nine months ended September 30, 2016 was predominately in longer duration products with higher costs of funds. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $44.3 million, or 34.4%, increase in the average balance of other borrowed funds for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, as well as an increase of 30 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the Company’s issuance of subordinated debt in the fourth quarter 2015 as well as the increase in the average balance of Federal Home Loan Bank advances compared to the nine months ended September 30, 2015.

NIM was 2.51% for the nine months ended September 30, 2016 compared to 2.85% for the nine months ended September 30, 2015. The decline in NIM for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was driven primarily by an increase of 18 bps in the cost of interest-bearing liabilities as well as a decline of 7 bps in the yield earned on loans, including loans held-for-sale, partially offset by an increase of 21 bps in the yield earned on the securities portfolio.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and the nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Service charges and fees	$207	$215	$200	$193	$202	$622	$571
Mortgage banking activities	4,442	3,295	2,254	1,805	2,095	9,991	7,195
Gain on sale of securities	—	177	—	—	—	177	—
Gain (loss) on asset disposals	5	(48)	(16)	40	(27)	(59)	(74)
Other	244	109	102	105	104	455	306
Total noninterest income	$4,898	$3,748	$2,540	$2,143	$2,374	$11,186	$7,998

During the third quarter 2016, noninterest income was $4.9 million, representing an increase of $2.5 million, or 106.3%, compared to $2.4 million for the third quarter 2015. The increase in noninterest income was primarily driven by an increase of $2.3 million, or 112.0%, in mortgage banking activities resulting primarily from increases in mortgage originations and sales as well as higher gain on sale margins.

During the nine months ended September 30, 2016, noninterest income was $11.2 million, representing an increase of $3.2 million, or 39.9%, compared to $8.0 million for the nine months ended September 30, 2015. The increase in noninterest income was primarily driven by an increase of $2.8 million, or 38.9%, in mortgage banking activities resulting primarily from higher origination volumes and an improvement in gain on sale margin, as well as a $0.2 million increase from the gain on sale of securities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and the nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Salaries and employee benefits	$4,550	$4,329	$3,898	$3,460	$3,446	$12,777	$10,811
Marketing, advertising, and promotion	454	434	464	426	544	1,352	1,330
Consulting and professional services	901	895	638	674	544	2,434	1,700
Data processing	286	275	274	287	248	835	729
Loan expenses	240	200	184	172	97	624	459
Premises and equipment	983	963	798	759	676	2,744	2,009
Deposit insurance premium	420	215	180	170	163	815	473
Other	579	564	569	544	489	1,712	1,280
Total noninterest expense	$8,413	$7,875	$7,005	$6,492	$6,207	$23,293	$18,791

Noninterest expense for the third quarter 2016 was $8.4 million, compared to $6.2 million for the third quarter 2015. The increase of $2.2 million, or 35.5%, compared to the third quarter 2015 was primarily due to an increase of $1.1 million in salaries and employee benefits, an increase of $0.4 million in consulting and professional services, an increase of $0.3 million in premises and equipment and an increase of $0.3 million in deposit insurance premium. The increase in salaries and employee benefits resulted from personnel growth and higher incentive compensation related to increased mortgage production. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company’s growth and certain consulting projects that occurred during the third quarter 2016. The increase in premises and equipment was due to expenses associated with the Company’s new headquarters location. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance.

Noninterest expense for the nine months ended September 30, 2016 was $23.3 million, compared to $18.8 million for the nine months ended September 30, 2015. The increase of $4.5 million, or 24.0%, compared to the nine months ended September 30, 2015 was primarily due to an increase of $2.0 million in salaries and employee benefits, an increase of $0.7 million in premises and equipment, an increase of $0.7 million in consulting and professional services, an increase of $0.4 million in other expenses and an increase of $0.3 million in deposit insurance premium. The increase in salaries and employee benefits resulted primarily from personnel growth and higher incentive compensation related to increased mortgage production. The increase in premises and equipment was partially due to certain expenses associated with the Company exiting its former headquarters location, as well as the Company’s build out of its corporate headquarters facility and further investments in technology. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company’s growth and certain consulting projects that occurred during the 2016 period. The increase in other expenses were comprised of varying expenses, none of which were individually significant. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total assets	$1,824,196	$1,702,468	$1,527,719	$1,269,870	$1,166,170
Loans	1,198,932	1,111,622	1,040,683	953,859	876,578
Securities available-for-sale	470,978	433,806	315,311	213,698	202,565
Securities held-to-maturity	5,500	—	—	—	—
Loans held-for-sale	32,471	44,503	29,491	36,518	27,773
Noninterest-bearing deposits	32,938	28,066	28,945	23,700	22,338
Interest-bearing deposits	1,460,663	1,360,867	1,214,233	932,354	877,412
Total deposits	1,493,601	1,388,933	1,243,178	956,054	899,750
Total shareholders’ equity	137,154	135,679	107,830	104,330	102,912

Total assets were $1.8 billion at September 30, 2016, compared to $1.3 billion at December 31, 2015, representing an increase of $554.3 million, or 43.7%. The increase in total assets was due primarily to increases of $257.3 million, or 120.4%, in securities available-for-sale, $245.1 million, or 25.7%, in loans and $42.7 million, or 169.7%, in cash and cash equivalents.

Loan Portfolio Analysis

The following table provides a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Commercial loans
Commercial and industrial	$107,250	8.9%	$111,130	10.0%	$106,431	10.2%	$102,000	10.7%	$89,762	10.2%
Owner-occupied commercial real estate	45,540	3.8%	46,543	4.2%	47,010	4.5%	44,462	4.7%	42,117	4.8%
Investor commercial real estate	12,752	1.1%	12,976	1.2%	14,756	1.4%	16,184	1.7%	17,483	2.0%
Construction	56,391	4.7%	53,368	4.8%	52,591	5.1%	45,898	4.8%	30,196	3.4%
Single tenant lease financing	571,972	47.7%	500,937	45.1%	445,534	42.8%	374,344	39.2%	329,149	37.6%
Total commercial loans	793,905	66.2%	724,954	65.3%	666,322	64.0%	582,888	61.1%	508,707	58.0%
Consumer loans
Residential mortgage	200,889	16.7%	202,107	18.2%	208,636	20.1%	214,559	22.5%	209,507	23.9%
Home equity	37,849	3.2%	38,981	3.5%	40,000	3.8%	43,279	4.5%	47,319	5.4%
Other consumer	163,158	13.6%	141,756	12.7%	121,323	11.7%	108,312	11.4%	106,187	12.1%
Total consumer loans	401,896	33.5%	382,844	34.4%	369,959	35.6%	366,150	38.4%	363,013	41.4%
Deferred loan origination costs and premiums and discounts on purchased loans	3,131	0.3%	3,824	0.3%	4,402	0.4%	4,821	0.5%	4,858	0.6%
Total loans	1,198,932	100.0%	1,111,622	100.0%	1,040,683	100.0%	953,859	100.0%	876,578	100.0%
Allowance for loan losses	(10,561)		(10,016)		(9,220)		(8,351)		(7,671)
Net loans	$1,188,371		$1,101,606		$1,031,463		$945,508		$868,907

 Total loans as of September 30, 2016 were $1.2 billion, increasing $245.1 million, or 25.7%, compared to $953.9 million as of December 31, 2015.

Total commercial loans increased $211.0 million, or 36.2%, as of September 30, 2016, compared to December 31, 2015, due to increases of $197.6 million, or 52.8%, in single tenant lease financing, $10.5 million, or 22.9%, in construction, $5.3 million, or 5.1%, in commercial and industrial and $1.1 million, or 2.4%, in owner-occupied commercial real estate. These increases were partially offset by a decline of $3.4 million, or 21.2%, in investor commercial real estate.

Total consumer loans increased $35.7 million, or 9.8%, as of September 30, 2016, compared to December 31, 2015, due primarily to an increase of $54.8 million, or 50.6%, in other consumer loans. This increase was partially offset by decreases of $13.7 million, or 6.4%, in residential mortgages and $5.4 million, or 12.5%, in home equity loans.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$4,716	$—	$—	$—
Total commercial loans	—	4,716	—	—	—
Consumer loans:
Residential mortgage	1,025	844	103	103	104
Other consumer	108	74	69	64	92
Total consumer loans	1,133	918	172	167	196
Total nonaccrual loans	1,133	5,634	172	167	196

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	—	—	—	10
Total commercial loans	—	—	—	—	10
Consumer loans:
Residential mortgage	—	—	195	—	—
Other consumer	—	5	—	—	—
Total consumer loans	—	5	195	—	—
Total past due 90 days and accruing loans	—	5	195	—	10

Total nonperforming loans	1,133	5,639	367	167	206

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	45	—	—	—	—
Total other real estate owned	4,533	4,488	4,488	4,488	4,488

Other nonperforming assets	69	46	75	85	30

Total nonperforming assets	$5,735	$10,173	$4,930	$4,740	$4,724

Total nonperforming loans to total loans	0.09%	0.51%	0.04%	0.02%	0.02%
Total nonperforming assets to total assets	0.31%	0.60%	0.32%	0.37%	0.41%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five quarters.

(dollars in thousands)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Troubled debt restructurings – nonaccrual	$1	$—	$—	$—	$—
Troubled debt restructurings – performing	$1,067	$1,082	$1,100	$1,115	$1,134
Total troubled debt restructurings	$1,068	$1,082	$1,100	$1,115	$1,134

The increase of $1.0 million, or 21.0%, in total nonperforming assets as of September 30, 2016 compared to December 31, 2015 was due primarily to an increase in nonaccrual loans. Total nonperforming loans increased $1.0 million, or 578.4%, to $1.1 million as of September 30, 2016 compared to $0.2 million as of December 31, 2015. This increase was primarily driven by two residential mortgage loans totaling $1.0 million that were placed on nonaccrual status during 2016. As a result, the ratio of nonperforming loans to total loans increased to 0.09% as of September 30, 2016 compared to 0.02% as of December 31, 2015. The ratio of nonperforming assets to total assets decreased to 0.31% as of September 30, 2016 compared to 0.37% as of December 31, 2015 due to the increase in total assets outpacing the increase in total nonperforming assets.

As of September 30, 2016 and December 31, 2015, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of September 30, 2016 and December 31, 2015, the Company also had residential mortgage other real estate owned of less than $0.1 million and $0, respectively.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five quarters and the nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Balance, beginning of period	$10,016	$9,220	$8,351	$7,671	$7,073	$8,351	$5,800
Provision charged to expense	2,204	924	946	746	454	4,074	1,200
Losses charged off	(1,737)	(232)	(149)	(100)	(76)	(2,118)	(536)
Recoveries	78	104	72	34	220	254	1,207
Balance, end of period	$10,561	$10,016	$9,220	$8,351	$7,671	$10,561	$7,671

Net charge-offs (recoveries) to average loans	0.57%	0.05%	0.03%	0.03%	(0.07)%	0.23%	(0.11)%

The allowance for loan losses was $10.6 million as of September 30, 2016, compared to $8.4 million as of December 31, 2015. The increase of $2.2 million, or 26.5%, was due primarily to the growth in commercial and other consumer loan balances. During the third quarter 2016, the Company recorded net charge-offs of $1.7 million, compared to net recoveries of $0.1 million during the third quarter 2015. During the nine months ended September 30, 2016, the Company recorded net charge-offs of $1.9 million, compared to net recoveries of $0.7 million during nine months ended September 30, 2015. The increase in net charge-offs for both the third quarter 2016 and nine months ended September 30, 2016 was due to the Company charging off the full balance of a commercial and industrial loan it placed on nonaccrual status during the second quarter 2016.

The allowance for loan losses as a percentage of total loans remained stable at 0.88% as of September 30, 2016, compared to 0.88% as of December 31, 2015. Due primarily to the increase in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans decreased to 932.1% as of September 30, 2016, compared to 5,000.6% as of December 31, 2015.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$85,630	$75,133	$60,511	$38,093	$36,006
Municipal securities	96,665	78,594	35,016	21,091	15,213
Mortgage-backed securities	244,780	233,886	177,337	113,948	109,645
Asset-backed securities	19,464	19,457	19,451	19,444	19,438
Corporate securities	20,000	20,000	20,000	20,000	20,000
Other securities	3,000	3,000	3,000	3,000	3,000
Total available-for-sale	$469,539	$430,070	$315,315	$215,576	$203,302

Securities held-to-maturity
Corporate securities	$5,500	$—	$—	$—	$—
Total held-to-maturity	$5,500	$—	$—	$—	$—

(dollars in thousands)
Approximate Fair Value	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Securities available-for-sale
U.S. Government-sponsored agencies	$85,990	$75,678	$60,792	$37,750	$35,624
Municipal securities	97,501	80,798	35,639	21,469	15,224
Mortgage-backed securities	246,085	235,911	177,989	113,052	110,052
Asset-backed securities	19,496	19,332	18,892	19,361	19,423
Corporate securities	18,880	19,074	18,978	19,087	19,229
Other securities	3,026	3,013	3,021	2,979	3,013
Total available-for-sale	$470,978	$433,806	$315,311	$213,698	$202,565

Securities held-to-maturity
Corporate securities	$5,578	$—	$—	$—	$—
Total held-to-maturity	$5,578	$—	$—	$—	$—

The approximate fair value of investment securities available-for-sale increased $257.3 million, or 120.4%, to $471.0 million as of September 30, 2016 compared to $213.7 million as of December 31, 2015. During the nine month period ended September 30, 2016, the Company deployed funds generated through deposit growth to purchase additional securities to further diversify the securities portfolio and enhance net interest income while supporting liquidity and interest rate risk management. The increase was due primarily to increases of $133.0 million in mortgage-backed securities, $76.0 million in municipal securities and $48.2 million in U.S. Government-sponsored agencies. During the third quarter 2016, the Company purchased $5.5 million in corporate securities with the intention to hold these securities to maturity. At September 30, 2016, the Company had purchased $2.2 million of securities available-for-sale that had not settled. This obligation is recorded within accrued expenses and other liabilities on the condensed consolidated balance sheet.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Noninterest-bearing deposits	$32,938	2.2%	$28,066	2.0%	$28,945	2.3%	$23,700	2.5%	$22,338	2.5%
Interest-bearing demand deposits	84,939	5.7%	83,031	6.0%	89,180	7.2%	84,241	8.8%	79,031	8.8%
Regular savings accounts	27,661	1.8%	28,900	2.1%	27,279	2.2%	22,808	2.4%	26,316	2.9%
Money market accounts	364,517	24.4%	373,932	26.9%	366,195	29.5%	341,732	35.7%	314,105	34.9%
Certificates of deposits	970,684	65.0%	862,150	62.1%	718,733	57.8%	470,736	49.2%	444,396	49.4%
Brokered deposits	12,862	0.9%	12,854	0.9%	12,846	1.0%	12,837	1.4%	13,564	1.5%
Total deposits	$1,493,601	100.0%	$1,388,933	100.0%	$1,243,178	100.0%	$956,054	100.0%	$899,750	100.0%

Total deposits increased $537.5 million, or 56.2%, to $1.5 billion as of September 30, 2016 as compared to $956.1 million as of December 31, 2015. This increase was due primarily to increases of $499.9 million, or 106.2%, in certificates of deposits, $22.8 million, or 6.7%, in money market accounts, $9.2 million, or 39.0%, in noninterest-bearing deposits, $4.9 million, or 21.3%, in regular savings accounts and $0.7 million, or 0.8%, in interest-bearing demand deposits. The increase in the balance of certificates of deposits during the first nine months of 2016 was primarily due to the Company’s concentrated efforts to capitalize on customer demand for longer duration deposit products and to enhance liquidity and asset/liability management.

Recent Common Stock Offerings

In May 2016, the Company and the Bank entered into a Sales Agency Agreement with Sandler O’Neill & Partners, L.P. (the “Agent”) to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Stock Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the Agent.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, the Agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provides for the Company to pay the Agent a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company may also sell ATM Shares under the Sales Agency Agreement to the Agent, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and may at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company has agreed to indemnify the Agent against certain liabilities on customary terms. The Company did not sell any shares through the ATM Program during the three months ended September 30, 2016. The Company has sold a total of 139,811 ATM Shares through the ATM Program for gross proceeds of approximately $3.4 million.

As of September 30, 2016, approximately $21.6 million remained available for sale under the ATM Program.

In May 2016, the Company separately entered into an Underwriting Agreement with the Agent, pursuant to which the Company sold an additional 895,955 shares of common stock at $24.00 per share, resulting in gross proceeds to the Company of $21.5 million.

The net proceeds to the Company from the above offerings after deducting underwriting discounts and commissions and offering expenses was $22.8 million.

Debt Offerings

In October 2015, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2025 (the “2025 Note”). The 2025 Note bears a fixed interest rate of 6.4375% per year, payable quarterly, and is scheduled to mature on October 1, 2025. The 2025 Note represents an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after October 15, 2020. The 2025 Note is intended to qualify as Tier 2 capital under regulatory guidelines.

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding September 30, 2021, and thereafter at a floating rate equal to the then-current three-month LIBOR rate plus 485 basis points. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. Subsequent to the end of the quarter, the 2026 Notes commenced trading on The NASDAQ Global Select Market under the symbol “INBKL.”

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

The following tables present actual and required capital ratios as of September 30, 2016 and December 31, 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$131,541	10.07%	$66,963	5.13%	$91,462	7.00%	N/A	N/A
Bank	148,086	11.36%	66,798	5.13%	91,236	7.00%	$84,719	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	131,541	10.07%	86,563	6.63%	111,061	8.50%	N/A	N/A
Bank	148,086	11.36%	86,348	6.63%	110,787	8.50%	104,270	8.00%
Total capital to risk-weighted assets
Consolidated	178,655	13.67%	112,695	8.63%	137,193	10.50%	N/A	N/A
Bank	158,659	12.17%	112,416	8.63%	136,854	10.50%	130,337	10.00%
Leverage ratio
Consolidated	131,541	7.62%	69,093	4.00%	69,093	4.00%	N/A	N/A
Bank	148,086	8.59%	68,974	4.00%	68,974	4.00%	86,218	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$100,839	10.11%	$44,881	4.50%	$69,815	7.00%	N/A	N/A
Bank	104,434	10.50%	44,768	4.50%	69,639	7.00%	$64,664	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	100,839	10.11%	59,842	6.00%	84,776	8.50%	N/A	N/A
Bank	104,434	10.50%	59,690	6.00%	84,561	8.50%	79,587	8.00%
Total capital to risk-weighted assets
Consolidated	122,190	12.25%	79,789	8.00%	104,723	10.50%	N/A	N/A
Bank	112,785	11.34%	79,587	8.00%	104,458	10.50%	99,484	10.00%
Leverage ratio
Consolidated	100,839	8.28%	48,713	4.00%	48,713	4.00%	N/A	N/A
Bank	104,434	8.59%	48,636	4.00%	48,636	4.00%	60,796	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend for the third quarter 2016 of $0.06 per share of common stock payable October 17, 2016 to shareholders of record as of September 30, 2016. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2016, the Company had $38.0 million principal amount of subordinated debt outstanding pursuant to the 2021 Debenture, the 2025 Note, and the 2026 Notes. The agreements under which subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2016, on a consolidated basis, the Company had $539.1 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $32.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2016, the Bank had the ability to borrow an additional $324.5 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2016, the Company, on an unconsolidated basis, had $17.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2016, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $129.6 million. Certificates of deposits scheduled to mature in one year or less at September 30, 2016 totaled $401.3 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets ratio are used by the Company’s management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and nine months ended September 30, 2016 and 2015.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	September 30, 2016	September 30, 2015
Total equity - GAAP	$137,154	$135,679	$107,830	$104,330	$102,912	$137,154	$102,912
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$132,467	$130,992	$103,143	$99,643	$98,225	$132,467	$98,225

Total assets - GAAP	$1,824,196	$1,702,468	$1,527,719	$1,269,870	$1,166,170	$1,824,196	$1,166,170
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,819,509	$1,697,781	$1,523,032	$1,265,183	$1,161,483	$1,819,509	$1,161,483

Total common shares outstanding	5,533,050	5,533,050	4,497,284	4,481,347	4,484,513	5,533,050	4,484,513

Book value per common share	$24.79	$24.52	$23.98	$23.28	$22.95	$24.79	$22.95
Effect of goodwill	(0.85)	(0.85)	(1.05)	(1.04)	(1.05)	(0.85)	(1.05)
Tangible book value per common share	$23.94	$23.67	$22.93	$22.24	$21.90	$23.94	$21.90

Total shareholders’ equity to assets ratio	7.52%	7.97%	7.06%	8.22%	8.82%	7.52%	8.82%
Effect of goodwill	(0.24)%	(0.25)%	(0.29)%	(0.34)%	(0.36)%	(0.24)%	(0.36)%
Tangible common equity to tangible assets ratio	7.28%	7.72%	6.77%	7.88%	8.46%	7.28%	8.46%

Total average equity - GAAP	$135,666	$117,913	$106,278	$103,583	$100,885	$120,010	$99,365
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$130,979	$113,226	$101,591	$98,896	$96,198	$115,323	$94,678

Return on average shareholders’ equity	9.08%	9.67%	9.20%	8.73%	9.14%	9.31%	8.95%
Effect of goodwill	0.33%	0.40%	0.43%	0.41%	0.44%	0.38%	0.44%
Return on average tangible common equity	9.41%	10.07%	9.63%	9.14%	9.58%	9.69%	9.39%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from its mortgage loans held-for-sale. At September 30, 2016 and December 31, 2015, the Company had commitments to sell residential real estate loans of $115.7 million and $42.7 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2016, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(3.05)%	6.22%	10.63%
EVE	(2.87)%	(6.77)%	(14.50)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

Other than set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
 We may not be able to generate sufficient cash to service all of our debt.
        Our ability to make scheduled payments of principal and interest, or to satisfy our obligations in respect of our debt or to refinance our debt, will depend on our future performance of our operating subsidiaries. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, limiting distributions to us from the Bank and required capital levels with respect to the Bank and certain of our nonbank subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. Our subsidiaries may not be able to generate sufficient cash flows from operations, or we may be unable to obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

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
4.1
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on September 30, 2016)

4.2
First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)

4.3	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: November 7, 2016	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: November 7, 2016	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp, as amended March 18, 2013	Incorporated by Reference
4.1	Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.2	First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.3	Form of Global Note representing 6.0% Subordinated Notes due 2026	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically