Form 10-K
period 2016-12-31
First Internet Bancorp
filed 2017-03-14
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2016.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common stock, without par value	The NASDAQ Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $122.1 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 10, 2017, the registrant had 6,483,678 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “can,” “expects,” “believes,” “anticipates,” “intends,” “may,” “plan,” “should” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate and commercial and industrial loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; potential changes to bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements could be adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

First Internet Bancorp

ii

PART I

Item 1.        Business

General

First Internet Bancorp is a bank holding company that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

When we refer to “First Internet Bancorp,” the “Company,” “we,” “us” and “our” in the remainder of this annual report on Form 10-K, we mean First Internet Bancorp and its consolidated subsidiaries, unless the context indicates otherwise. References to “First Internet Bank” or the “Bank” refer to First Internet Bank of Indiana, an Indiana chartered bank and wholly-owned subsidiary of the Company.

We offer a wide range of commercial, small business, consumer and municipal banking products and services. We conduct our consumer and small business deposit operations primarily through online channels on a nationwide basis and have no traditional branch offices. Our residential mortgage products are offered nationwide primarily through an online direct-to-consumer platform and are supplemented with Central Indiana-based mortgage and construction lending. Our consumer lending products are primarily originated on a nationwide basis over the Internet as well as through relationships with dealerships and financing partners.

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking and public finance. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards as well as treasury management services. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis.

As of December 31, 2016, we had total assets of $1.9 billion, total liabilities of $1.7 billion, and shareholders’ equity of $153.9 million. We employed 192 full-time equivalent employees at December 31, 2016.
Our principal executive offices are located at 11201 USA Parkway, Fishers, Indiana 46037 and our telephone number is (317) 532-7900.

Subsidiaries

The Bank has two wholly-owned subsidiaries, First Internet Public Finance Corp., which was organized in early 2017 and provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities, and JKH Realty Services, LLC, which manages other real estate owned properties as needed.

Performance
Balance Sheet Growth. Total assets have increased 191.4% from $636.4 million at December 31, 2012 to $1.9 billion at December 31, 2016. This increase was driven primarily by strong organic growth. During the same time period, loans increased from $358.2 million to $1.3 billion and deposits increased from $530.7 million to $1.5 billion, increases of 249.2% and 175.7%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking platform that allows us to target a broad reach of customers across all 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2016, commercial loans comprised 66.6% of loans compared to 30.9% at December 31, 2012.

Earnings Growth. Net income has increased 115.4% from $5.6 million for the twelve months ended December 31, 2012 to $12.1 million for the twelve months ended December 31, 2016. Diluted earnings per share have increased 17.9% from $1.95 for the twelve months ended December 31, 2012 to $2.30 for the twelve months ended December 31, 2016.
Asset Quality. We have maintained a high quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, disciplined risk management processes, and a diverse national and local customer base. At December 31, 2016, our nonperforming assets to total assets was 0.31%, our nonperforming loans to total loans was 0.09% and our allowance for loan losses to total loans was 0.88%.
Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We primarily conduct commercial banking, including CRE and C&I, and related activities on a local basis, except for single tenant lease financing and public finance which are offered nationwide. Our overriding strategic focus is enhancing franchise and shareholder value while maintaining strong risk management policies and procedures. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in commercial and consumer banking, effective underwriting, strong asset quality and efficient technology-driven operations.
National Focus on Deposit and Consumer Banking Growth. Our first product offerings were basic deposit accounts, certificates of deposit, electronic bill pay and credit cards. Within 90 days of opening, we had accounts with consumers in all 50 states. Over the years, we added consumer loans, lines of credit, home equity loans and single-family mortgages. Our footprint for deposit gathering and these consumer lending activities is the entire nation. With the use of our Internet-based technology platform, we do not face geographic boundaries that traditional banks must overcome for customer acquisition. Armed with smart phones, tablets and computers, our customers can access our online banking system, bill pay, and remote deposit capture 24 hours a day, seven days a week, on a real-time basis. In addition, we have dedicated banking specialists who can service customer needs via telephone, email or online chat. We intend to continue to expand our deposit base by leveraging technology and through targeted marketing efforts.
Commercial Banking Growth. We have diversified our operations by adding commercial banking and public finance to complement our consumer platform. We offer traditional CRE loans, single tenant lease financing, C&I loans, corporate credit cards, treasury management services and public and municipal finance loans and leases. Our commercial lending teams consist of seasoned commercial bankers, many of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders leverage deep market knowledge and experience to serve commercial borrowers with a relationship-based approach. We intend to continue expanding our commercial banking platform by hiring additional seasoned loan officers and relationship managers with specialized market or product expertise.
Experience. Our management team and our Board of Directors are integral to our success. Our management team and Board of Directors are led by David B. Becker, the founder of First Internet Bank of Indiana. Mr. Becker is a seasoned business executive and entrepreneur with over three decades of management experience in the financial services and financial technology space, and has served as Chief Executive Officer since 2005. Mr. Becker has been the recipient of numerous business awards, including Ernst & Young Entrepreneur of the Year in 2001, and was inducted into the Central Indiana Business Hall of Fame in 2008. The senior management team consists of individuals with backgrounds in both regional and community banking and financial technology services. The senior management team is overseen by a dedicated Board of Directors with a wide range of experience from careers in financial services, legal and regulatory services, and industrial services.
Increased Efficiency Through Technology. We have built a scalable banking platform based upon technology as opposed to a traditional branch network. We intend to continue leveraging this infrastructure as well as investing in and utilizing net technologies to compete more effectively as we grow in the future. Through our online account access services, augmented by our team of dedicated banking specialists, we can satisfy the needs of our retail and commercial customers in an efficient manner. Our data processing systems run on a “real-time” basis, unlike many banks that run a “batch system,” so customers benefit from an up-to-the-minute picture of their financial position, particularly our commercial customers who complete numerous transactions in a single day. We believe that our business model and digital banking processes are capable of supporting continued growth and producing a greater level of operational efficiency, which should drive increasing profitability.
Expand Asset Generation and Revenue Channels. Our geographic and credit product diversity have produced sustained balance sheet and earnings growth. We expect to continue exploring additional asset and revenue generation capabilities that complement our commercial and consumer banking platforms. These efforts may include adding personnel or teams with product, industry or geographic expertise or through strategic acquisitions.

Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of residential real estate loans, home equity loans and lines of credit, and consumer loans, and loans to commercial clients, which include C&I loans, CRE loans, municipal loans and leases, lines of credit, letters of credit, and single tenant lease financing. Residential real estate loans are either retained in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized within noninterest income. Refer to Note 4 of the financial statements for further discussion of each loan portfolio segment as of December 31, 2016.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers and a deposit-taking ATM network. Additionally, we had approximately $5.6 million in brokered time deposits at December 31, 2016 that were originated in prior years.

The Bank does not own or operate any ATMs. Through network participation, the Bank’s customers are able to use nearly any ATM worldwide to withdraw cash. The Bank currently rebates up to $10.00 per customer per month for surcharges our customers incur when using an ATM owned by another institution. Management believes this program is more cost effective for the Bank, and more convenient for our customers, than it would be to build and maintain a proprietary nationwide ATM network.

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

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, EverBank and Bank of Internet. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and LoanDepot. However, we also compete with money center and superregional banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our traditional commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including KeyBank, PNC Bank, Chase, BMO Harris, Huntington National Bank and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Bank of Arizona and CoBiz Bank. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. Examples of these competitors include Wells Fargo, First Savings Bank, CapStar Bank, EverBank and StanCorp. For our public finance activities, we compete nationally with superregional and regional banks, such as Huntington National Bank, Key Bank, Capital One, Sterling National Bank and Texas Capital Bank. These competitors may have significantly greater financial resources and higher lending limits than we do, and may also offer specialized products and services that we do not.

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

We anticipate that consolidation will continue in the financial services industry and perhaps accelerate as a result of intensified competition for the same customer segments and significantly increased regulatory burdens and rules that are expected to increase expenses and put pressure on earnings.

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

The regulatory environment affecting the Company has been and continues to be altered by the enactment of new statutes and the adoption of new regulations as well as by revisions to, and evolving interpretations of, existing regulations. State and federal banking agencies have significant discretion in the conduct of their supervisory and enforcement activities and their examination policies. Any change in such practices and policies could have a material impact on the Company’s results of operations and financial condition.

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

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate or restrict the treatment of trust preferred securities as Tier 1 capital based on the asset size of an institution. The Company has never issued any trust preferred securities. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to the beginning of 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now being calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) has been raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act barred certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial organizations engaging in such activities.

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

In October 2015, the CFPB’s final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective.  The new disclosures are intended to improve disclosures to consumers and also contain tolerance limitations that may cause lenders to refund fees charged to consumers when certain costs vary between the initial and final disclosure.

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

Regulatory Capital. The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding assets considered by regulatory agencies to be liquid and low-risk. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is Tier 1 capital divided by total average assets adjusted as specified in the guidelines. The Bank, supervised by the FDIC and DFI, is subject to substantially similar capital requirements. Our applicable capital ratios as of December 31, 2016 and 2015 are summarized in Note 13 to the financial statements.

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. bank holding companies. The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule. The Basel III Capital Rules implement requirements consistent with agreements reached by the Basel Committee on Banking Supervision as well as certain provisions of the Dodd-Frank Act. These rules substantially revised the risk-based capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank. The Basel III Capital Rules were effective for all banks as of the beginning of 2015, subject to certain phase-in periods for some requirements.

Among other things, the Basel III Capital Rules (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the deductions/adjustments from capital in comparison to current regulations.

Since December 31, 2015, the minimum capital ratios under Basel III Capital Rules have been: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets and 4.0% leverage ratio.

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

The Company believes that, as of December 31, 2016, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then effective.

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

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons (“Related Interests”), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the Bank’s Board of Directors. Further, provisions of the Dodd-Frank Act require that any sale or purchase of an asset by the Bank with an insider must be on market terms and if the transaction represents more than 10% of the Bank’s capital stock and surplus it must be approved in advance by a majority of the disinterested directors of the Bank. We believe the Bank is in compliance with these provisions.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposit. In March 2016, the FDIC issued a final rule to increase the statutory minimum designated reserve ratio (the “DRR”) to 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC’s rules reduced assessment rates on all FDIC-insured financial institutions but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the methodology used to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $1.2 million for 2016.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2016 of $8.9 million. Any advances from the FHLB must be secured by specified types of collateral, and long term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2016, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $15.2 million and up to $110.2 million, plus 10% on the excess over $110.2 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making and amending rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC enforces applicable CFPB rules with respect to the Bank.

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

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. The Bank is required to provide notice to its customers on an annual basis disclosing its policies and procedures on the sharing of nonpublic personal information.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In support of our Internet banking platform, we rely heavily on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, we employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services, by us and our customers.

Employees

At December 31, 2016, we had 192 full-time equivalent employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that its employee relations are satisfactory.

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
We are growing our CRE and C&I loan portfolios. At December 31, 2016, CRE loans amounted to $730.7 million, or 58.4% of total loans, and C&I loans amounted to $102.4 million, or 8.2% of total loans. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.
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
Our results of operations are materially affected by conditions in the economy. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.
A decrease in the corporate federal income tax rate may impair our deferred tax assets (“DTAs”).
At December 31, 2016, our DTAs were approximately $3.3 million. While a decline in the corporate tax rate may lower our tax provision expense, it may also significantly impair the value of our DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on our financial condition and results of operations.
The market value of some of our investments could decline and adversely affect our financial position.
As of December 31, 2016, we had a net unrealized pre-tax holding loss of approximately $14.4 million on the available-for-sale portion of our $456.7 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.
Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.
The Bank conducts its deposit gathering activities and a significant portion of its residential mortgage lending activities through the Internet. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.
We may need additional capital resources in the future and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.
If we continue to experience significant growth, we may need to raise additional capital. Our ability to raise capital, if needed, will depend upon our financial performance and on conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.
The competitive nature of the banking and financial services industry could negatively affect our ability to increase our market share and retain long term profitability.
Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, financial technology companies, mutual funds, insurance companies and securities brokerage and investment banking firms operating locally and nationwide. Some of our competitors have greater name recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long term basis. Our success will depend on the ability of the Bank to compete successfully on a long term basis within the financial services industry.

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
Bank regulatory agencies periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. To the extent required charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to increase the allowance. Any increases in the allowance for loan losses will result in a decrease in net income, which would negatively impact capital, and may have a material adverse effect on our business, results of operations, financial condition and prospects.

Consumer loans in our portfolio generally have greater risk of loss or default than residential real estate loans and may make it necessary to increase our provision for loan losses.
At December 31, 2016, our consumer loans, excluding residential mortgage loans and home equity loans, totaled $173.4 million, representing approximately 13.9% of our total loan portfolio at such date. A substantial portion of our consumer loans are horse trailer and recreational vehicle loans acquired through our indirect dealer network. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and could have a material adverse effect on our business, financial condition and results of operations.
Portions of our commercial lending activities are geographically concentrated in Central Indiana and adjacent markets, and changes in local economic conditions may impact their performance.
We offer our residential mortgage and consumer lending as well as single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
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

A sustained decline in the residential mortgage loan market could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them in the secondary market. Revenue from mortgage banking activities was $12.4 million for the twelve months ended December 31, 2016 and $9.0 million for the twelve months ended December 31, 2015. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has declined in recent years and future declines could adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
Reputational risk and social factors may negatively affect us.
 Our ability to attract and retain customers is highly dependent upon other external perceptions of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining lending and deposit relationships and accessing equity or credit markets as well as increased regulatory scrutiny of our business. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely affect our reputation.
 In addition, adverse reputational developments with respect to third parties with whom we have important relationships may negatively affect our reputation. All of the above factors may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that may change or constrain the manner in which we engage with our customers and the products we offer and may also increase our litigation risk. If these risks were to materialize, they could negatively affect our business, financial condition and results of operations.
A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.
Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and digital technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our customers may use personal smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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
We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the DIF and the banking system as a whole, and not shareholders. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.
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
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on a number of factors, including regulatory capital levels, asset growth and asset quality. High levels of bank failures during and following the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC may increase deposit insurance assessment rates and may charge a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The long-term impact of regulatory capital rules is uncertain and a significant increase in our capital requirements could have an adverse effect on our business and profitability.
In July 2013, the FDIC and the Federal Reserve approved a new rule that substantially amends the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased-in in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be used for such actions.
The application of more stringent capital requirements for both the Company and the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements, any of which could have a material adverse effect on our business and profitability.
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
We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the NASDAQ Global Select Market. Compliance with these requirements means we incur significant legal, accounting and other expenses that we did not incur before 2013 and are not reflected in our historical financial statements prior to that time. Compliance also requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statutes and regulations.
The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
RISKS RELATED TO OUR SECURITIES
There is a limited trading market for our common stock and you may not be able to resell your shares.
Our common stock began trading on the NASDAQ Capital Market on February 22, 2013. We have since completed several offerings of our common stock and our securities have been listed on the NASDAQ Global Select Market since September 30, 2016. However, trading remains relatively limited. Although we expect that a more liquid market for our common stock will develop, we cannot guarantee that you would be able to resell shares of our common stock at an attractive price or at all.
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
Because we are a bank holding company, any purchaser of certain specified amounts of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the BHCA, as amended, and the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock and will be required to file a notice with and not be disapproved by the Federal Reserve to acquire 25% or more of our common stock.

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
As of December 31, 2016, we had $38.0 million aggregate principal amount of indebtedness outstanding, consisting of a subordinated debenture in the principal amount of $3.0 million scheduled to mature in 2021 (the “2021 Debenture”), a term loan in the principal amount of $10.0 million scheduled to mature in 2025 (the “2025 Note”) and $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinate Notes due 2026 (the “2026 Notes”). The agreements under which our indebtedness is issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.
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

The Bank is currently leasing all of the office space at the Fishers property. The lease has an initial term of five years and provides for monthly rent in the amount of $18.50 per square foot.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The loan was originally scheduled to mature in March 2014 and had been extended annually in 2014, 2015 and 2016, resulting in a scheduled maturity of March 6, 2017. Effective February 21, 2017, the Company entered into a Fourth Acknowledgment, Confirmation and Amendment that, among other things, reduced the principal amount of the loan to $3.6 million and extended its maturity to March 6, 2020. Amounts borrowed under the loan bear interest at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan is secured by a first priority mortgage and lien on the property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.

Item 3.        Legal Proceedings

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “INBK.” The following table sets forth the range of high and low stock prices and dividends declared per share for each quarter within the two most recent fiscal years.

Period	High	Low	Declared Dividends
Year Ended December 31, 2016:
Fourth Quarter	$33.00	$22.82	$0.06
Third Quarter	25.38	22.12	0.06
Second Quarter	27.00	22.01	0.06
First Quarter	28.63	22.41	0.06
Year Ended December 31, 2015:
Fourth Quarter	33.00	26.26	0.06
Third Quarter	39.76	24.05	0.06
Second Quarter	25.70	18.01	0.06
First Quarter	19.00	14.25	0.06

As of March 10, 2017, the Company had 6,483,678 shares of common stock issued and outstanding, and there were 133 holders of record of common stock.

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2016 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of December 31, 2016, the Company had $38.0 million principal amount of subordinated debt. The agreements under which the subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Recent Sales of Unregistered Securities

None.

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

The following table assumes $100 invested on December 31, 2011 in First Internet Bancorp, the NASDAQ Composite Index and the SNL Micro Cap U.S. Bank Index, and assumes that dividends are reinvested.

	December 31,
	2011	2012	2013	2014	2015	2016
First Internet Bancorp	$100.00	$227.41	$369.18	$278.22	$481.49	$542.17
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL Micro Cap U.S. Bank Index	100.00	126.37	163.04	184.90	205.62	252.79

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

(dollars in thousands, except per share data)	At or for the Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,854,335	$1,269,870	$970,503	$802,342	$636,367
Cash and cash equivalents	39,452	25,152	28,289	53,690	32,513
Loans	1,250,789	953,859	732,426	501,153	358,161
Loans held-for-sale	27,101	36,518	34,671	28,610	63,264
Total securities	473,371	213,698	137,518	181,409	156,693
Deposits	1,462,867	956,054	758,598	673,095	530,691
Tangible common equity [1]	149,255	99,643	92,098	86,221	56,663
Total shareholders’ equity	153,942	104,330	96,785	90,908	61,350

Income Statement Data:
Interest income	$58,899	$41,447	$31,215	$25,536	$24,374
Interest expense	19,210	10,694	8,928	8,088	8,532
Net interest income	39,689	30,753	22,287	17,448	15,842
Provision for loan losses	4,330	1,946	349	324	2,852
Net interest income after provision for loan losses	35,359	28,807	21,938	17,124	12,990
Noninterest income	14,077	10,141	7,174	9,517	11,423
Noninterest expense	31,451	25,283	22,662	20,482	16,613
Income before income taxes	17,985	13,665	6,450	6,159	7,800
Income tax provision	5,911	4,736	2,126	1,566	2,194
Net income	$12,074	$8,929	$4,324	$4,593	$5,606

Per Share Data:
Net income
Basic	$2.32	$1.97	$0.96	$1.51	$1.95
Diluted	$2.30	$1.96	$0.96	$1.51	$1.95
Book value per common share	$23.76	$23.28	$21.80	$20.44	$21.79
Tangible book value per common share [1]	$23.04	$22.24	$20.74	$19.38	$20.13
Weighted average common shares outstanding
Basic	5,211,209	4,528,528	4,497,007	3,041,666	2,869,365
Diluted	5,239,082	4,554,219	4,507,995	3,050,001	2,869,365
Common shares outstanding at end of period	6,478,050	4,481,347	4,439,575	4,448,326	2,815,094
Dividends declared per share	$0.24	$0.24	$0.24	$0.22	$0.17
Dividend payout ratio [2]	10.43%	12.24%	25.00%	14.57%	8.53%
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Dividends per share divided by diluted earnings per share.

	At or for the Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.74%	0.81%	0.50%	0.67%	0.91%
Return on average shareholders’ equity	9.74%	8.89%	4.61%	7.10%	9.51%
Return on average tangible common equity [1]	10.12%	9.33%	4.85%	7.65%	10.33%
Net interest margin [2]	2.49%	2.85%	2.65%	2.67%	2.67%

Asset Quality Ratios:
Nonperforming loans to total loans	0.09%	0.02%	0.04%	0.37%	1.23%
Nonperforming assets to total assets	0.31%	0.37%	0.50%	0.90%	1.62%
Nonperforming assets (including troubled debt restructurings) to total assets	0.35%	0.46%	0.62%	1.05%	1.84%
Allowance for loan losses to total loans	0.88%	0.88%	0.79%	1.09%	1.65%
Net charge-offs (recoveries) to average loans outstanding during period	0.15%	(0.07)%	0.00%	0.17%	0.69%
Allowance for loan losses to nonperforming loans	1,013.9%	5,000.6%	1,959.5%	293.0%	133.3%

Capital Ratios:
Tangible common equity to tangible assets [1]	8.07%	7.88%	9.54%	10.81%	8.97%
Tier 1 leverage ratio [3]	8.65%	8.28%	9.87%	11.66%	8.89%
Common equity tier 1 capital ratio [3,4]	11.54%	10.11%	N/A	N/A	N/A
Tier 1 capital ratio [3]	11.54%	10.11%	12.55%	15.61%	12.20%
Total risk-based capital ratio [3]	15.01%	12.25%	13.75%	17.09%	13.46%

Other Data:
Full-time equivalent employees	192	152	143	130	97
Number of banking and loan production offices	2	3	4	4	1
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Net interest margin is net interest income divided by average earning assets.

[3]	Capital ratios are calculated in accordance with regulatory guidelines specified by our primary federal banking regulatory authority.

[4]	Introduced as part of the final implementation of the “Basel III” regulatory capital reforms as of January 1, 2015. Not applicable to periods prior to 2015.

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

Overview

First Internet Bancorp is a bank holding company that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana was the first state-chartered, FDIC insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

We offer a wide range of commercial, small business, consumer and municipal banking products and services. We conduct our consumer and small business deposit operations primarily through online channels on a nationwide basis and have no traditional branch offices. Our residential mortgage products are offered nationwide primarily through an online direct-to-consumer platform and are supplemented with Central Indiana-based mortgage and construction lending. Our consumer lending products are primarily originated on a nationwide basis over the Internet as well as through relationships with dealerships and financing partners.

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking and public finance. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards as well as treasury management services. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis.

Results of Operations

Refer to Item 6 of this report for a summary of the Company's financial performance for the five most recent years.

During the twelve months ended December 31, 2016, net income was $12.1 million, or $2.30 per diluted share, compared to net income of $8.9 million, or $1.96 per diluted share, for the twelve months ended December 31, 2015 and net income of $4.3 million, or $0.96 per diluted share, for the twelve months ended December 31, 2014.

The increase in net income of $3.1 million for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015 was primarily due to an $8.9 million increase in net interest income and a $3.9 million increase in noninterest income. This was partially offset by a $6.2 million increase in noninterest expense, a $2.4 million increase in provision for loan losses and a $1.2 million increase in income tax expense.

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

During the twelve months ended December 31, 2016, return on average assets was 0.74%, compared to 0.81% for the twelve months ended December 31, 2015 and 0.50% for the twelve months ended December 31, 2014. During the twelve months ended December 31, 2016, return on average shareholders’ equity was 9.74%, compared to 8.89% for the twelve months ended December 31, 2015 and 4.61% for the twelve months ended December 31, 2014.

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

	Twelve Months Ended
	December 31, 2016			December 31, 2015			December 31, 2014
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,144,687	$49,054	4.29%	$853,996	$37,049	4.34%	$631,743	$27,875	4.41%
Securities - taxable	315,661	7,326	2.32%	171,502	3,728	2.17%	151,967	3,036	2.00%
Securities - non-taxable	64,899	1,856	2.86%	10,343	312	3.02%	1,785	58	3.25%
Other earning assets	71,140	663	0.93%	42,375	358	0.84%	56,094	246	0.44%
Total interest-earning assets	1,596,387	58,899	3.69%	1,078,216	41,447	3.84%	841,589	31,215	3.71%

Allowance for loan losses	(9,808)			(6,906)			(5,414)
Noninterest earning-assets	43,221			35,912			36,128
Total assets	$1,629,800			$1,107,222			$872,303

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$82,533	$452	0.55%	$76,145	$418	0.55%	$70,362	$386	0.55%
Regular savings accounts	27,174	158	0.58%	24,442	142	0.58%	18,509	109	0.59%
Money market accounts	360,976	2,563	0.71%	299,990	2,136	0.71%	269,271	1,965	0.73%
Certificates and brokered deposits	817,348	12,680	1.55%	438,776	6,059	1.38%	350,129	5,193	1.48%
Total interest-bearing deposits	1,288,031	15,853	1.23%	839,353	8,755	1.04%	708,271	7,653	1.08%
Other borrowed funds	183,410	3,357	1.83%	139,695	1,939	1.39%	45,425	1,275	2.81%
Total interest-bearing liabilities	1,471,441	19,210	1.31%	979,048	10,694	1.09%	753,696	8,928	1.18%
Noninterest-bearing deposits	28,472			22,866			20,028
Other noninterest-bearing liabilities	5,864			4,880			4,783
Total liabilities	1,505,777			1,006,794			778,507

Shareholders' equity	124,023			100,428			93,796
Total liabilities and shareholders' equity	$1,629,800			$1,107,222			$872,303

Net interest income		$39,689			$30,753			$22,287

Interest rate spread[1]			2.38%			2.75%			2.53%
Net interest margin[2]			2.49%			2.85%			2.65%
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

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2016 vs. December 31, 2015 Due to Changes in			Twelve Months Ended December 31, 2015 vs. December 31, 2014 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$12,438	$(433)	$12,005	$9,624	$(450)	$9,174
Securities – taxable	3,325	273	3,598	417	275	692
Securities – non-taxable	1,562	(18)	1,544	258	(4)	254
Other earning assets	264	41	305	(71)	183	112
Total	17,589	(137)	17,452	10,228	4	10,232

Interest expense
Interest-bearing deposits	5,290	1,808	7,098	1,390	(288)	1,102
Other borrowed funds	705	713	1,418	1,571	(907)	664
Total	5,995	2,521	8,516	2,961	(1,195)	1,766

Increase (decrease) in net interest income	$11,594	$(2,658)	$8,936	$7,267	$1,199	$8,466

2016 v. 2015

Net interest income for the twelve months ended December 31, 2016 was $39.7 million, an increase of $8.9 million, or 29.1%, compared to $30.8 million for the twelve months ended December 31, 2015. The increase in net interest income was the result of a $17.5 million, or 42.1%, increase in total interest income to $58.9 million for the twelve months ended December 31, 2016 compared to $41.4 million for the twelve months ended December 31, 2015. The increase in total interest income was partially offset by an $8.5 million, or 79.6%, increase in total interest expense to $19.2 million for the twelve months ended December 31, 2016 compared to $10.7 million for the twelve months ended December 31, 2015.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $290.7 million, or 34.0%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $198.7 million, or 109.3%, in the average balance of securities for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015. The increase in total interest income was also due to a 19 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 5 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $448.7 million, or 53.5%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, and an increase of 19 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $43.7 million, or 31.3%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015, and an increase of 44 bps in the cost of other borrowed funds.

Net interest margin was 2.49% for the twelve months ended December 31, 2016 compared to 2.85% for the twelve months ended December 31, 2015. The decrease in net interest margin was primarily due to a 22 bp increase in the cost of interest-bearing liabilities and a 15 bp decrease in the yield on interest-earning assets.  The increase in the cost of interest-bearing liabilities was primarily due to an increase in average certificates of deposits balances and an increase in the related cost of those deposits.  Further, the Company issued additional subordinated debt during 2016 which increased the cost of other borrowed funds.  The decrease in the yield on interest-earning assets was primarily due to a decrease in the yield earned on loans and an increase in average cash balances compared to the prior year.

2015 v. 2014

Net interest income for the twelve months ended December 31, 2015 was $30.8 million, an increase of $8.5 million, or 38.0%, compared to $22.3 million for the twelve months ended December 31, 2014. The increase in net interest income was the result of a $10.2 million, or 32.8%, increase in total interest income to $41.4 million for the twelve months ended December 31, 2015 compared to $31.2 million for the twelve months ended December 31, 2014. The increase in total interest income was partially offset by a $1.8 million, or 19.8%, increase in total interest expense to $10.7 million for the twelve months ended December 31, 2015 compared to $8.9 million for the twelve months ended December 31, 2014.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $222.3 million, or 35.2%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $28.1 million, or 18.3%, in the average balance of securities for the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014. The increase in total interest income was also due to a 21 bp increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 7 bps.

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

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Service charges and fees	$818	$764	$707	$687	$685
Mortgage banking activities	12,398	9,000	5,609	8,682	10,647
Other-than-temporary impairment loss recognized in net income	—	—	—	(49)	(252)
Gain (loss) on sale of securities	177	—	538	(63)	48
Loss on asset disposals	(63)	(34)	(78)	(146)	(93)
Other	747	411	398	406	388
Total noninterest income	$14,077	$10,141	$7,174	$9,517	$11,423

2016 v. 2015

During the twelve months ended December 31, 2016, noninterest income totaled $14.1 million, representing an increase of $3.9 million, or 38.8% compared to $10.1 million for the twelve months ended December 31, 2015. The increase in noninterest income was primarily driven by an increase of $3.4 million, or 37.8%, in mortgage banking activities, resulting from increases in mortgage originations and sales as well as higher gain on sale margins.

2015 v. 2014

During the twelve months ended December 31, 2015, noninterest income totaled $10.1 million, representing an increase of $3.0 million, or 41.4%, compared to $7.2 million for the twelve months ended December 31, 2014. The increase in noninterest income was primarily driven by an increase of $3.4 million, or 60.5%, in mortgage banking activities, resulting primarily from higher originations volumes. The increase in mortgage banking activities was partially offset by $0.5 million decline in gains related to sales of securities as no securities were sold during 2015.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Salaries and employee benefits	$17,387	$14,271	$12,348	$10,250	$8,529
Marketing, advertising and promotion	1,823	1,756	1,455	1,858	1,362
Consulting and professional services	3,143	2,374	1,902	2,152	1,422
Data processing	1,127	1,016	995	911	897
Loan expenses	891	631	626	799	1,097
Premises and equipment	3,699	2,768	2,937	2,196	1,711
Deposit insurance premium	1,159	643	591	451	455
Other	2,222	1,824	1,808	1,865	1,140
Total noninterest expense	$31,451	$25,283	$22,662	$20,482	$16,613

2016 v. 2015

Noninterest expense for the twelve months ended December 31, 2016 was $31.5 million, compared to $25.3 million for the twelve months ended December 31, 2015. The increase of $6.2 million, or 24.4%, compared to the twelve months ended December 31, 2015 was primarily due to increases of $3.1 million in salaries and employee benefits, $0.9 million in premises and equipment expenses, $0.8 million in consulting and professional services and $0.5 million in deposit insurance premium expenses. The increase in salaries and employee benefits resulted from personnel growth and higher incentive compensation related to increased mortgage production. The increase in premises and equipment was primarily due to expenses associated with the Company’s new headquarters location. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company’s growth and certain consulting projects that occurred during 2016. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance.

2015 v. 2014

Noninterest expense for the twelve months ended December 31, 2015 was $25.3 million, compared to $22.7 million for the twelve months ended December 31, 2014. The increase of $2.6 million, or 11.6%, compared to the twelve months ended December 31, 2014 was primarily due to increases of $1.9 million in salaries and employee benefits, $0.5 million in consulting and professional services and $0.3 million in marketing, advertising and promotion. The increase in salaries and employee benefits was attributable to increased headcount driven by the Company's continued growth, higher equity compensation expense, and increased short term incentive compensation. The increase in consulting and professional services was due primarily to higher legal fees incurred in the normal course of business commensurate with the Company’s growth. The increase in marketing, advertising and promotion was due to higher sponsorships and online channel origination costs related to the increase in mortgage origination activity.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
Total assets	$1,854,335	$1,269,870	$970,503	$802,342	$636,367
Loans	1,250,789	953,859	732,426	501,153	358,161
Total securities	473,371	213,698	137,518	181,409	156,693
Loans held-for-sale	27,101	36,518	34,671	28,610	63,264
Noninterest-bearing deposits	31,166	23,700	21,790	19,386	13,187
Interest-bearing deposits	1,431,701	932,354	736,808	653,709	517,484
Total deposits	1,462,867	956,054	758,598	673,095	530,691
Total shareholders' equity	153,942	104,330	96,785	90,908	61,350

Total assets increased $584.5 million, or 46.0%, to $1.9 billion as of December 31, 2016 as compared to $1.3 billion as of December 31, 2015. Balance sheet expansion during 2016 was funded by strong deposit growth of $506.8 million, or 53.0%, and supplemented by increases in shareholders’ equity and subordinated debt resulting from capital offerings during the year. This funding was deployed to support total loan growth of $296.9 million, or 31.1%, and to purchase investment securities with total securities balances increasing $259.7 million, or 121.5%.

Loan Portfolio Analysis

The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2016		2015		2014		2013		2012
Commercial loans
Commercial and industrial	$102,437	8.2%	$102,000	10.7%	$77,232	10.5%	$55,168	11.0%	$14,271	4.0%
Owner-occupied commercial real estate	57,668	4.6%	44,462	4.7%	34,295	4.7%	18,165	3.6%	12,644	3.5%
Investor commercial real estate	13,181	1.0%	16,184	1.7%	22,069	3.0%	26,574	5.3%	72,274	20.2%
Construction	53,291	4.3%	45,898	4.8%	24,883	3.4%	28,200	5.6%	11,321	3.2%
Single tenant lease financing	606,568	48.5%	374,344	39.2%	192,608	26.3%	84,173	16.8%	—	0.0%
Total commercial loans	833,145	66.6%	582,888	61.1%	351,087	47.9%	212,280	42.3%	110,510	30.9%
Consumer loans
Residential mortgage	205,554	16.4%	214,559	22.5%	220,612	30.1%	138,418	27.6%	110,975	31.0%
Home equity	35,036	2.8%	43,279	4.5%	58,434	8.0%	37,906	7.6%	6,519	1.8%
Other consumer	173,449	13.9%	108,312	11.4%	97,094	13.3%	107,562	21.5%	126,486	35.3%
Total consumer loans	414,039	33.1%	366,150	38.4%	376,140	51.4%	283,886	56.7%	243,980	68.1%
Total commercial and consumer loans	1,247,184	99.7%	949,038	99.5%	727,227	99.3%	496,166	99.0%	354,490	99.0%
Net deferred loan origination costs and premiums and discounts on purchased loans	3,605	0.3%	4,821	0.5%	5,199	0.7%	4,987	1.0%	3,671	1.0%
Total loans	1,250,789	100.0%	953,859	100.0%	732,426	100.0%	501,153	100.0%	358,161	100.0%
Allowance for loan losses	(10,981)		(8,351)		(5,800)		(5,426)		(5,833)
Net loans	$1,239,808		$945,508		$726,626		$495,727		$352,328

The Company continued to experience strong loan growth as total loans rose to $1.3 billion as of December 31, 2016, an increase of $296.9 million, or 31.1%, compared to December 31, 2015. Driving this growth was sustained production in single tenant lease financing with balances increasing $232.2 million, or 62.0%, during 2016 as market conditions for this product remained favorable and the Company expanded its relationships with borrowers and financing partners. Additionally, other consumer loans increased $65.1 million, or 60.1%, during 2016 due to the Company’s recent initiative in financing home improvement loans as well as increased originations in horse trailer and recreational vehicle loans.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2016.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$24,596	$26,056	$32,352	$19,433	$102,437
Owner-occupied commercial real estate	1,158	10,621	18,917	26,972	57,668
Investor commercial real estate	2,635	3,556	209	6,781	13,181
Construction	26,121	23,696	—	3,474	53,291
Single tenant lease financing	350	40,689	116,945	448,584	606,568
Total commercial loans	54,860	104,618	168,423	505,244	833,145
Consumer loans
Residential mortgage	18,049	1,599	840	185,066	205,554
Home equity	—	167	183	34,686	35,036
Other consumer	1,569	6,817	30,053	135,010	173,449
Total consumer loans	19,618	8,583	31,076	354,762	414,039
Total commercial and consumer loans	$74,478	$113,201	$199,499	$860,006	$1,247,184

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2016.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Predetermined rates	$26,273	$79,551	$189,956	$676,775	$972,555
Variable rate	48,205	33,650	9,543	183,231	274,629
Total commercial and consumer loans	$74,478	$113,201	$199,499	$860,006	$1,247,184

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Company’s legal lending limit, the maximum the Bank could lend to any one borrower at December 31, 2016 was $26.0 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans
Commercial loans:
Investor commercial real estate	$—	$—	$87	$1,054	$2,362
Total commercial loans	—	—	87	1,054	2,362
Consumer loans:
Residential mortgage	1,024	103	25	630	1,389
Other consumer	59	64	123	150	155
Total consumer loans	1,083	167	148	780	1,544
Total nonaccrual loans	1,083	167	235	1,834	3,906

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	57	—	450
Other consumer	—	—	4	18	21
Total consumer loans	—	—	61	18	471
Total past due 90 days and accruing loans	—	—	61	18	471

Total nonperforming loans	1,083	167	296	1,852	4,377

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,013	3,401
Residential mortgage	45	—	—	368	265
Total other real estate owned	4,533	4,488	4,488	4,381	3,666

Other nonperforming assets	85	85	82	956	2,253

Total nonperforming assets	$5,701	$4,740	$4,866	$7,189	$10,296

Total nonperforming loans to total loans	0.09%	0.02%	0.04%	0.37%	1.23%
Total nonperforming assets to total assets	0.31%	0.37%	0.50%	0.90%	1.62%

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

Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets also included investments that were classified as other-than-temporarily impaired as of December 31, 2012.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Troubled debt restructurings – nonaccrual	$—	$—	$5	$27	$558
Troubled debt restructurings – performing	757	1,115	1,125	1,243	1,412
Total troubled debt restructurings	$757	$1,115	$1,130	$1,270	$1,970

The increase in total nonperforming assets was due primarily to an increase in nonaccrual residential mortgage loans. Total nonperforming loans increased $0.9 million, or 548.5%, to $1.1 million as of December 31, 2016 compared to $0.2 million as of December 31, 2015. As a result of the increase in nonperforming loans, the ratio of nonperforming loans to total loans increased to 0.09% as of December 31, 2016 compared to 0.02% as of December 31, 2015. While total nonperforming assets increased year-over-year, the pace of total asset growth was higher and, as a result, the ratio of nonperforming assets to total assets improved to 0.31% as of December 31, 2016 compared to 0.37% as of December 31, 2015.

As of December 31, 2016 and December 31, 2015, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This balance primarily consists of a property with two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of December 31, 2016, the Company also had one residential property in other real estate owned with a carrying value of less than $0.1 million.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$8,351	$5,800	$5,426	$5,833	$5,656
Provision charged to expense	4,330	1,946	349	324	2,852
Losses charged off
Commercial and industrial	(1,582)	—	(14)	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investor commercial real estate	—	—	—	(238)	(1,464)
Construction	—	—	—	—	—
Single tenant lease financing	—	—	—	—	—
Residential mortgage	(134)	(185)	(247)	(164)	(406)
Home equity	(33)	—	—	—	(103)
Other consumer	(440)	(451)	(596)	(810)	(1,438)
Total losses charged off	(2,189)	(636)	(857)	(1,212)	(3,411)
Recoveries
Commercial and industrial	187	—	—	70	75
Owner-occupied commercial real estate	—	—	—	—	—
Investor commercial real estate	—	500	460	—	—
Construction	—	—	—	—	1
Single tenant lease financing	—	—	—	—	—
Residential mortgage	30	407	38	98	43
Home equity	13	1	—	—	104
Other consumer	259	333	384	313	513
Total recoveries	489	1,241	882	481	736
Balance, end of period	$10,981	$8,351	$5,800	$5,426	$5,833

The determination of the allowance for loan losses and the related provision for loan losses are components of our significant accounting policies as discussed within Note 1 to the consolidated financial statements. The adequacy of the ALLL and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation considers historical loss experience as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades and delinquencies within the portfolio and changes in our lending policies and practices.

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

The allowance for loan losses was $11.0 million as of December 31, 2016, compared to $8.4 million as of December 31, 2015. The increase of $2.6 million, or 31.5%, was due primarily to the continued growth in commercial loan balances. During the twelve months ended December 31, 2016, the Company recorded net charge offs of $1.7 million, compared to net recoveries of $0.6 million during the twelve months ended December 31, 2015. During the twelve months ended December 31, 2016, the net charge offs were driven primarily by a $1.6 million charge off of a single commercial and industrial loan. The charge offs were partially offset by recoveries of $0.5 million, primarily related to the commercial and industrial loan that was charged off and other consumer loans. During the twelve months ended December 31, 2015, the net recoveries were driven primarily by a $0.5 million recovery of an investor commercial real estate loan that had been previously charged-off and a $0.4 million recovery of a residential mortgage loan, of which $0.3 million related to the recapture of principal previously charged-off. The recoveries were partially offset by charge-offs of $0.6 million in residential mortgage and other consumer loans.

The allowance for loan losses as a percentage of total loans remained stable at 0.88% as of December 31, 2016 compared to December 31, 2015, and decreased as a percentage of nonperforming loans to 1,013.9% as of December 31, 2016, from to 5,000.6% as of December 31, 2015.

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

The Company periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2016, the unrealized losses in the Company’s investment securities portfolio were due primarily to interest rate changes. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2016, the Company did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2016	2015	2014	2013	2012
Securities available-for-sale
U.S. Government-sponsored agencies	$92,599	$38,093	$13,680	$57,569	$18,666
Municipal securities	97,647	21,091	—	46,126	39,999
Mortgage-backed securities	238,354	113,948	117,134	76,371	78,478
Asset-backed securities	19,470	19,444	4,913	—	—
Corporate securities	20,000	20,000	—	—	—
Other securities	3,000	3,000	2,000	5,025	16,753
Total securities available-for-sale	471,070	215,576	137,727	185,091	153,896
Securities held-to-maturity
Municipal securities	10,171	—	—	—	—
Corporate securities	6,500	—	—	—	—
Total securities held-to-maturity	16,671	—	—	—	—
Total securities	$487,741	$215,576	$137,727	$185,091	$153,896

	December 31,
Approximate Fair Value	2016	2015	2014	2013	2012
Securities available-for-sale
U.S. Government-sponsored agencies	$91,896	$37,750	$13,552	$56,277	$19,618
Municipal securities	91,886	21,469	—	46,323	42,540
Mortgage-backed securities	231,641	113,052	117,048	75,173	79,942
Asset-backed securities	19,534	19,361	4,912	—	—
Corporate securities	18,811	19,087	—	—	—
Other securities	2,932	2,979	2,006	3,636	14,593
Total securities available-for-sale	456,700	213,698	137,518	181,409	156,693
Securities held-to-maturity
Municipal securities	9,673	—	—	—	—
Corporate securities	6,524	—	—	—	—
Total securities held-to-maturity	16,197	—	—	—	—
Total securities	$472,897	$213,698	$137,518	$181,409	$156,693

The approximate fair value of investment securities available-for-sale increased $243.0 million, or 113.7%, to $456.7 million as of December 31, 2016 compared to $213.7 million as of December 31, 2015. The increase was due primarily to increases of $118.6 million in mortgage-backed securities, $70.4 million in municipal securities, $54.1 million in U.S. Government-sponsored agencies and $0.2 million in asset-backed securities, partially offset by a decrease of $0.3 million in corporate securities. The increases were primarily a result of investment purchases during the twelve months ended December 31, 2016, as the Company deployed funds generated through deposit growth to further diversify the securities portfolio and enhance net interest income, while supporting liquidity and interest rate risk management. As of December 31, 2016, the Company had securities with an amortized cost basis of $16.7 million designated as held-to-maturity, reflecting additional investment purchases made during 2016.

Investment Maturities

The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2016.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$—	0.00%	$1,067	(0.40)%	$21,131	2.22%	$70,401	1.87%	$92,599	1.92%
Municipal securities	—	0.00%	—	0.00%	10,071	2.30%	97,747	2.92%	107,818	2.86%
Mortgage-backed securities	—	0.00%	—	0.00%	1,004	2.43%	237,350	2.33%	238,354	2.33%
Asset-backed securities	—	0.00%	—	0.00%	19,470	3.07%	—	0.00%	19,470	3.07%
Corporate securities	—	0.00%	—	0.00%	16,500	4.34%	10,000	4.00%	26,500	4.21%
Total securities [1]	$—	0.00%	$1,067	(0.40)%	$68,176	2.99%	$415,498	2.43%	$484,741	2.51%
___________________________________
1 A $3.0 million investment security has been excluded from this table because the security does not have a maturity date.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2016		2015		2014		2013		2012
Noninterest-bearing deposits	$31,166	2.1%	$23,700	2.5%	$21,790	2.9%	$19,386	2.9%	$13,187	2.5%
Interest-bearing demand deposits	93,074	6.4%	84,241	8.8%	74,238	9.8%	73,748	11.0%	73,660	13.9%
Regular savings accounts	27,955	1.9%	22,808	2.4%	20,776	2.7%	14,330	2.1%	11,583	2.2%
Money market accounts	340,240	23.3%	341,732	35.7%	267,046	35.2%	255,169	37.9%	202,388	38.1%
Certificates of deposits	964,819	65.9%	470,736	49.2%	361,202	47.6%	292,685	43.5%	211,542	39.9%
Brokered deposits	5,613	0.4%	12,837	1.4%	13,546	1.8%	17,777	2.6%	18,311	3.4%
Total	$1,462,867	100.0%	$956,054	100.0%	$758,598	100.0%	$673,095	100.0%	$530,671	100.0%

Total deposits increased $506.8 million, or 53.0%, to $1.5 billion as of December 31, 2016 as compared to $956.1 million as of December 31, 2015. During 2016, the Company determined to enhance both balance sheet liquidity and asset sensitivity through strategies to increase term deposit funding, resulting in growth in certificates of deposit of $494.1 million, or 105.0%. The increase in total deposits was also supplemented by growth in interest-bearing demand deposits, noninterest-bearing deposits and savings accounts.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposits

(dollars in thousands)	December 31, 2016
Interest Rate:
<1.00%	$38,165
1.00% – 1.99%	762,383
2.00% – 2.99%	164,271
3.00% – 3.99%	3,084
4.00% – 4.99%	2,529
Total	$970,432

Time Deposit Maturities at December 31, 2016

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$38,165	$—	$—	$—	$38,165	3.9%
1.00% – 1.99%	346,365	212,378	26,385	177,255	762,383	78.6%
2.00% – 2.99%	95	—	4,028	160,148	164,271	16.9%
3.00% – 3.99%	3,084	—	—	—	3,084	0.3%
4.00% – 4.99%	—	2,529	—	—	2,529	0.3%
Total	$387,709	$214,907	$30,413	$337,403	$970,432	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2016
Maturity Period:
3 months or less	$95,692
Over 3 through 6 months	79,632
Over 6 through 12 months	357,772
Over 12 months	313,677
Total	$846,773

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short term advances from the FHLB to manage liquidity needs and longer term advances to supplement balance sheet growth and manage interest rate risk. The following table is a summary of FHLB borrowings for the periods indicated.

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2014
Balance outstanding at end of period	$189,981	$190,957	$106,897
Average amount outstanding during period	164,606	134,689	42,597
Maximum outstanding at any month end during period	197,980	190,957	106,897

Weighted average interest rate at end of period	1.21%	0.81%	1.58%
Weighted average interest rate during period	1.20%	1.09%	2.23%

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2016, on a consolidated basis, the Company had $496.4 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $27.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2016, the Bank had the ability to borrow an additional $273.6 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2016, the Company, on an unconsolidated basis, had $29.4 million in cash generally available for its cash needs.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2016, approved outstanding loan commitments, including unused lines of credit, amounted to $132.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2016 totaled $387.7 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The original scheduled maturity date of the loan was March 6, 2014. Effective March 6, 2014, the Company entered into an Acknowledgment, Confirmation and Amendment that, among other things, extended the maturity of the loan to March 6, 2015. Effective March 6, 2015, the Company entered into a Second Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2016.  Effective February 26, 2016, the Company entered into a Third Acknowledgment, Confirmation and Amendment that extended the maturity of the loan to March 6, 2017. Effective February 21, 2017, the Company entered into a Fourth Acknowledgment, Confirmation and Amendment that, among other things, replaced the principal amount of the loan with $3.6 million and extended the maturity of the loan to March 6, 2020. The loan bears interest during the term at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan agreement provides that the loan is to be secured by a first priority mortgage and lien on the acquired property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.

Reconciliation of Non-GAAP Financial Measures

This annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the ratio of tangible common equity to tangible assets are used by management to measure the strength of its capital and its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table.

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2016	2015	2014	2013	2012
Total equity - GAAP	$153,942	$104,330	$96,785	$90,908	$61,350
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$149,255	$99,643	$92,098	$86,221	$56,663

Total assets - GAAP	$1,854,335	$1,269,870	$970,503	$802,342	$636,367
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$1,849,648	$1,265,183	$965,816	$797,655	$631,680

Total common shares outstanding	6,478,050	4,481,347	4,439,575	4,448,326	2,815,094

Book value per common share	$23.76	$23.28	$21.80	$20.44	$21.79
Effect of goodwill	(0.72)	(1.04)	(1.06)	(1.06)	(1.66)
Tangible book value per common share	$23.04	$22.24	$20.74	$19.38	$20.13

Total shareholders’ equity to assets ratio	8.30%	8.22%	9.97%	11.33%	9.64%
Effect of goodwill	(0.23)%	(0.34)%	(0.43)%	(0.52)%	(0.67)%
Tangible common equity to tangible assets ratio	8.07%	7.88%	9.54%	10.81%	8.97%

Total average equity - GAAP	$124,023	$100,428	$93,796	$64,704	$58,934
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$119,336	$95,741	$89,109	$60,017	$54,247

Return on average shareholders' equity	9.74%	8.89%	4.61%	7.10%	9.51%
Effect of goodwill	0.38%	0.44%	0.24%	0.55%	0.82%
Return on average tangible common equity	10.12%	9.33%	4.85%	7.65%	10.33%

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. We enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2016 and December 31, 2015, we had commitments to sell residential real estate loans of $61.0 million and $42.7 million, respectively. These contracts mature in less than one year.

Contractual Obligations

The following table presents significant fixed and determinable contractual obligations and significant commitments as of December 31, 2016. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits without stated maturity[1]	7	$492,435	$—	$—	$—	$492,435
Certificates of deposits and brokered deposits[1]	7	387,709	245,320	337,403	—	970,432
FHLB advances[1]	8	42,000	33,000	90,000	25,000	190,000
Subordinated debt[1]	9	—	—	3,000	33,578	36,578
Operating lease commitments	14	720	1,480	1,075	344	3,619
Total contractual obligations		$922,864	$279,800	$431,478	$58,922	$1,693,064
1 Amounts do not include associated interest payments.

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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2016, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	0.68%	0.50%	1.31%
EVE	2.16%	(7.26)%	(14.99)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this Item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	63	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	47	Executive Vice President and Chief Financial Officer
Nicole S. Lorch	42	Executive Vice President and Chief Operating Officer
C. Charles Perfetti	72	Executive Vice President and Secretary

David B. Becker has served as our Chairman of the Board since 2006 and as our President and Chief Executive Officer since 2007. Mr. Becker is the founder of the Bank, and has served as an officer and director of the Bank since 1998.

Kenneth J. Lovik has served as Executive Vice President and Chief Financial Officer of the Company since January 2017. Mr. Lovik joined the Company in August 2014 as Senior Vice President and Chief Financial Officer.  Previously, he served as Senior Vice President, Investor Relations and Corporate Development, at First Financial Bancorp, a publicly traded bank holding company headquartered in Cincinnati, Ohio, from February 2013 to May 2014. Prior to that, he served as its Vice President, Investor Relations and Corporate Development, from 2010 to February 2013. Before First Financial Bancorp, he served as Vice President – Investment Banking at Milestone Advisors, LLC from October 2008 to September 2009 and in the same position at Howe Barnes Hoefer & Arnett, Inc. from 2004 to 2008.

Nicole S. Lorch has served as Executive Vice President and Chief Operating Officer since January 2017. Ms. Lorch joined the Company as Director of Marketing in 1999 and served as Vice President, Marketing & Technology from 2003 to 2011 and Senior Vice President, Retail Banking from 2011 to January 2017. She previously served as Director of Marketing at Virtual Financial Services, an online banking services provider, from 1996 to 1999.

C. Charles Perfetti has served as Executive Vice President since January 2017 and Secretary since May 2014. He previously served as Senior Vice President from 2012 until January 2017. Mr. Perfetti joined First Internet Bancorp in 2007 upon our acquisition of Landmark Financial Corporation, where he had served as President from 1989 to 2007. He previously conducted independent real estate and government consulting and served as the Chief Investment Manager of the State of Indiana from 1979 to 1986.

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

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement filed on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
4.1	Warrant to purchase common stock dated June 28, 2013 (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed July 5, 2013)
4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.6 to registration statement on Form S-3 (Registration No. 333-208748) filed December 23, 2015)
4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.7 to registration statement on Form S-3 (Registration No. 333-208748) filed December 23, 2015)
4.4
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on September 30, 2016)

4.5
First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)

4.6	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
10.3	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.4
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

10.5	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 11, 2013)
10.6
First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed August 5, 2015)

10.7
Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed August 2, 2016)

10.8	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.9	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)
10.10	2016 Senior Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed May 4, 2016)*

Exhibit No.	Description
10.11	Form of Director Restricted Stock Units under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
10.12	Loan Agreement dated as of March 6, 2013, by and between the Company and the Bank (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)
10.13
First, Second and Third Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed March 6, 2014, March 6, 2015 and February 26, 2016, respectively (incorporated by reference to Exhibit 10.15 to current report on Form 10-K filed March 10, 2016)

10.14	Fourth Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed February 21, 2017
10.15
Sales Agency Agreement, dated as of May 6, 2016, among First Internet Bancorp, First Internet Bank of Indiana and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to current report on Form 8-K filed May 6, 2016)

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2017.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2017.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
John K. Keach, Jr., Director	David R. Lovejoy, Director

*	*
Ann D. Murtlow, Director	Ralph R. Whitney, Jr., Director

*	*
Jerry Williams, Director	Jean L. Wojtowicz, Director
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
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Fishers, Indiana

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Internet Bancorp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Internet Bancorp's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2017

Reports of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
First Internet Bancorp
Fishers, Indiana

We have audited First Internet Bancorp's (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, First Internet Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Internet Bancorp and our report dated March 14, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2017

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$2,282	$1,063
Interest-bearing demand deposits	37,170	24,089
Total cash and cash equivalents	39,452	25,152
Interest-bearing time deposits	250	1,000
Securities available-for-sale - at fair value (amortized cost of $471,070 in 2016 and $215,576 in 2015)	456,700	213,698
Securities held-to-maturity - at amortized cost (fair value of $16,197 in 2016 and $0 in 2015)	16,671	—
Loans held-for-sale (includes $27,101 in 2016 and $24,065 in 2015 at fair value)	27,101	36,518
Loans	1,250,789	953,859
Allowance for loan losses	(10,981)	(8,351)
Net loans	1,239,808	945,508
Accrued interest receivable	6,708	4,105
Federal Home Loan Bank of Indianapolis stock	8,910	8,595
Cash surrender value of bank-owned life insurance	24,195	12,727
Premises and equipment, net	10,044	8,521
Goodwill	4,687	4,687
Other real estate owned	4,533	4,488
Accrued income and other assets	15,276	4,871
Total assets	$1,854,335	$1,269,870

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$31,166	$23,700
Interest-bearing deposits	1,431,701	932,354
Total deposits	1,462,867	956,054
Advances from Federal Home Loan Bank	189,981	190,957
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,422 in 2016 and $276 in 2015	36,578	12,724
Accrued interest payable	112	117
Accrued expenses and other liabilities	10,855	5,688
Total liabilities	1,700,393	1,165,540
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 6,478,050 in 2016 and 4,481,347 in 2015 shares issued and outstanding	119,506	72,559
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	43,704	32,980
Accumulated other comprehensive loss	(9,268)	(1,209)
Total shareholders’ equity	153,942	104,330
Total liabilities and shareholders’ equity	$1,854,335	$1,269,870

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Interest income
Loans	$49,054	$37,049	$27,875
Securities – taxable	7,326	3,728	3,036
Securities – non-taxable	1,856	312	58
Other earning assets	663	358	246
Total interest income	58,899	41,447	31,215
Interest expense
Deposits	15,853	8,755	7,653
Other borrowed funds	3,357	1,939	1,275
Total interest expense	19,210	10,694	8,928
Net interest income	39,689	30,753	22,287
Provision for loan losses	4,330	1,946	349
Net interest income after provision for loan losses	35,359	28,807	21,938
Noninterest income
Service charges and fees	818	764	707
Mortgage banking activities	12,398	9,000	5,609
Gain on sale of securities	177	—	538
Loss on asset disposals	(63)	(34)	(78)
Other	747	411	398
Total noninterest income	14,077	10,141	7,174
Noninterest expense
Salaries and employee benefits	17,387	14,271	12,348
Marketing, advertising and promotion	1,823	1,756	1,455
Consulting and professional fees	3,143	2,374	1,902
Data processing	1,127	1,016	995
Loan expenses	891	631	626
Premises and equipment	3,699	2,768	2,937
Deposit insurance premium	1,159	643	591
Other	2,222	1,824	1,808
Total noninterest expense	31,451	25,283	22,662
Income before income taxes	17,985	13,665	6,450
Income tax provision	5,911	4,736	2,126
Net income	$12,074	$8,929	$4,324
Income per share of common stock
Basic	$2.32	$1.97	$0.96
Diluted	2.30	1.96	0.96
Weighted-average number of common shares outstanding
Basic	5,211,209	4,528,528	4,497,007
Diluted	5,239,082	4,554,219	4,507,995
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$12,074	$8,929	$4,324
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	(12,315)	(1,669)	3,260
Reclassification adjustment for gains realized	(177)	—	(538)
Net unrealized holding gains on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	—	751
Other comprehensive income (loss) before tax	(12,492)	(1,669)	3,473
Income tax provision (benefit)	(4,433)	(595)	1,236
Other comprehensive income (loss) - net of tax	(8,059)	(1,074)	2,237
Comprehensive income	$4,015	$7,855	$6,561

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2014	$71,378	$21,902	$(2,372)	$90,908
Net income	—	4,324	—	4,324
Other comprehensive income	—	—	2,237	2,237
Dividends declared ($0.24 per share)	—	(1,080)	—	(1,080)
Recognition of the fair value of share-based compensation	507	—	—	507
Common stock redeemed for the net settlement of share-based awards	(71)	—	—	(71)
Other	(40)			(40)
Balance, December 31, 2014	$71,774	$25,146	$(135)	$96,785
Net income	—	8,929	—	8,929
Other comprehensive loss	—	—	(1,074)	(1,074)
Dividends declared ($0.24 per share)	—	(1,095)	—	(1,095)
Recognition of the fair value of share-based compensation	762	—	—	762
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	25	—	—	25
Excess tax benefit on share-based compensation	36			36
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, December 31, 2015	$72,559	$32,980	$(1,209)	$104,330
Net income	—	12,074	—	12,074
Other comprehensive loss	—	—	(8,059)	(8,059)
Dividends declared ($0.24 per share)	—	(1,350)	—	(1,350)
Net cash proceeds from common stock issuance	46,223	—	—	46,223
Recognition of the fair value of share-based compensation	736	—	—	736
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	30	—	—	30
Excess tax benefit on share-based compensation	49	—	—	49
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, December 31, 2016	$119,506	$43,704	$(9,268)	$153,942

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$12,074	$8,929	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,799	1,942	1,904
Increase in cash surrender value of bank-owned life insurance	(468)	(402)	(390)
Provision for loan losses	4,330	1,946	349
Share-based compensation expense	736	762	507
Gain from sale of available-for-sale securities	(177)	—	(538)
Loans originated for sale	(598,439)	(502,716)	(409,715)
Proceeds from sale of loans	619,818	509,373	409,453
Gain on loans sold	(12,462)	(8,845)	(5,048)
Decrease (increase) in fair value of loans held-for-sale	500	341	(751)
(Gain) loss on derivatives	(436)	(496)	190
Deferred income tax	3,544	443	(1,529)
Net change in other assets	(7,390)	(1,227)	2,035
Net change in other liabilities	1,041	858	1,189
Net cash provided by operating activities	26,470	10,908	1,980
Investing activities
Net loan activity, excluding purchases	(247,957)	(220,828)	(124,696)
Net change in interest-bearing deposits	750	1,000	500
Bank owned life insurance purchased	(11,000)	—	—
Proceeds from liquidation of other real estate owned	—	—	235
Maturities of securities available-for-sale	42,616	21,759	21,254
Proceeds from sale of securities available-for-sale	49,430	—	137,816
Purchase of securities available-for-sale	(349,683)	(100,335)	(112,000)
Purchase of securities held-to-maturity	(16,672)	—	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(315)	(3,245)	(2,407)
Purchase of premises and equipment	(3,173)	(2,543)	(915)
Loans purchased	(50,718)	—	(106,480)
Net cash used in investing activities	(586,722)	(304,192)	(186,693)
Financing activities
Net increase in deposits	506,813	197,456	85,503
Cash dividends paid	(1,199)	(1,093)	(1,080)
Net proceeds from issuance of subordinated debt	23,757	9,761	—
Net proceeds from common stock issuance	46,223	—	—
Proceeds from advances from Federal Home Loan Bank	157,000	300,000	170,000
Repayment of advances from Federal Home Loan Bank	(158,000)	(216,000)	(95,000)
Other, net	(42)	23	(111)
Net cash provided by financing activities	574,552	290,147	159,312
Net increase (decrease) in cash and cash equivalents	14,300	(3,137)	(25,401)
Cash and cash equivalents, beginning of year	25,152	28,289	53,690
Cash and cash equivalents, end of year	$39,452	$25,152	$28,289
Supplemental disclosures of cash flows information
Cash paid during the year for interest	$19,215	$10,674	$8,933
Cash paid during the year for taxes	5,894	3,793	2,346
Loans transferred to other real estate owned	45	—	—
Cash dividends declared, not paid	388	267	265
Capital committed to Small Business Investment Company fund, not contributed	4,000	—	—
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

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly-owned by the Bank to manage other real estate owned properties as needed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s business activities are currently limited to one reporting unit and reportable segment, which is commercial banking.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for loan losses and income taxes and valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives and loans held-for-sale.  Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2016 or 2015.

•
Securities not classified as either “held-to-maturity” or “trading securities” are classified as “securities available-for-sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other-than-temporary are recorded as an other-than-temporary impairment of securities available-for-sale with other-than-temporary impairment losses recorded in the consolidated statements of income.

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

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses (“ALLL”), any unamortized deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans.

For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Allowance for Loan Losses Methodology

Company policy is designed to maintain an adequate ALLL. Primary responsibility for ensuring that the Company has processes in place to consistently assess the adequacy of the ALLL rests with the Board of Directors (the “Board”). The Board has charged management with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL. The Board reviews recommendations from management on a quarterly basis to adjust the allowance as appropriate.

The methodology employed by management for each portfolio segment, at a minimum, contains the following:

1.	Loans are segmented by type of loan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

2.
The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past sixteen quarters. In those instances where the Company’s historical experience is not available, management develops factors based on industry experience and best practices.

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

Impaired loans include nonperforming loans but also include loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

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

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2016 or December 31, 2015.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2013.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2016	2015	2014
Basic earnings per share
Net income available to common shareholders	$12,074	$8,929	$4,324
Weighted-average common shares	5,211,209	4,528,528	4,497,007
Basic earnings per common share	$2.32	$1.97	$0.96

Diluted earnings per share
Net income available to common shareholders	$12,074	$8,929	$4,324
Weighted-average common shares	5,211,209	4,528,528	4,497,007
Dilutive effect of warrants	11,026	10,665	2,895
Dilutive effect of equity compensation	16,847	15,026	8,093
Weighted-average common and incremental shares	5,239,082	4,554,219	4,507,995
Diluted earnings per common share	$2.30	$1.96	$0.96
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the year	—	—	—

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 10.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale.

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

Reclassifications

Certain reclassifications have been made to the 2015 and 2014 financial statements to conform to the 2016 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2016, the Company’s interest-bearing cash accounts at other institutions did not exceed the limits for full FDIC insurance coverage. However, approximately $0.6 million and $36.6 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2016 was $0.6 million.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2016 and 2015. There were no securities held-to-maturity as of December 31, 2015.

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$92,599	$167	$(870)	$91,896
Municipal securities	97,647	85	(5,846)	91,886
Mortgage-backed securities	238,354	—	(6,713)	231,641
Asset-backed securities	19,470	65	(1)	19,534
Corporate securities	20,000	—	(1,189)	18,811
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$471,070	$317	$(14,687)	$456,700

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,171	$—	$(498)	$9,673
Corporate securities	6,500	24	—	6,524
Total held-to-maturity	$16,671	$24	$(498)	16,197

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2015
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,093	$139	$(482)	$37,750
Municipals	21,091	385	(7)	21,469
Mortgage-backed securities	113,948	110	(1,006)	113,052
Asset-backed securities	19,444	—	(83)	19,361
Corporate securities	20,000	—	(913)	19,087
Other securities	3,000	—	(21)	2,979
Total available-for-sale	$215,576	$634	$(2,512)	$213,698

The carrying value of securities at December 31, 2016 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	1,067	1,035
Five to ten years	38,336	37,401
After ten years	170,843	164,157
	210,246	202,593
Mortgage-backed securities	238,354	231,641
Asset-backed securities	19,470	19,534
Other securities	3,000	2,932
Total	$471,070	$456,700

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$9,366	$9,259
After ten years	7,305	6,938
Total	$16,671	$16,197

Gross realized gains of $0.2 million, $0.0 million, and $2.7 million and gross realized losses of $0.0 million, $0.0 million, and $2.2 million resulting from sales of available-for-sale securities were recognized during the twelve months ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, the fair value of available-for-sale investment securities pledged as collateral was $342.3 million. The Company pledged the securities for various types of transactions, including FHLB advances and derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2016 and 2015 was $422.9 million and $166.1 million, which is approximately 89% and 78%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2016.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,625	$(840)	$260	$(30)	$68,885	$(870)
Municipal securities	86,424	(5,846)	—	—	86,424	(5,846)
Mortgage-backed securities	231,641	(6,713)	—	—	231,641	(6,713)
Asset-backed securities	—	—	4,520	(1)	4,520	(1)
Corporate securities	—	—	18,811	(1,189)	18,811	(1,189)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$389,622	$(13,467)	$23,591	$(1,220)	$413,213	$(14,687)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,673	$(498)	$—	$—	$9,673	$(498)
Total	$9,673	$(498)	$—	$—	$9,673	$(498)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$18,289	$(237)	$8,537	$(245)	$26,826	$(482)
Municipals	1,026	(7)	—	—	1,026	(7)
Mortgage-backed securities	74,198	(562)	22,655	(444)	96,853	(1,006)
Asset-backed securities	19,361	(83)	—	—	19,361	(83)
Corporate securities	19,087	(913)	—	—	19,087	(913)
Other securities	2,979	(21)	—	—	2,979	(21)
Total	$134,940	$(1,823)	$31,192	$(689)	$166,132	$(2,512)

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses and other market factors, but are not considered other-than-temporarily impaired.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in accumulated other comprehensive loss. The Company did not own any securities categorized as OTTI securities during the years ended December 31, 2016 and 2015.

Accumulated Credit Losses
Credit losses on debt securities held
January 1, 2014	$1,183
Realized losses related to OTTI	(1,139)
Recoveries related to OTTI	(44)
December 31, 2014	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2016, 2015 and 2014 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2016	2015	2014
Unrealized gains and losses on securities available-for-sale
Gain realized in earnings	$177	$—	$538	Gain on sale of securities
Total reclassified amount before tax	177	—	538	Income before income taxes
Tax expense	63	—	191	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$114	$—	$347	Net Income

Note 4:        Loans

Categories of loans include:

	December 31,
	2016	2015
Commercial loans
Commercial and industrial	$102,437	$102,000
Owner-occupied commercial real estate	57,668	44,462
Investor commercial real estate	13,181	16,184
Construction	53,291	45,898
Single tenant lease financing	606,568	374,344
Total commercial loans	833,145	582,888
Consumer loans
Residential mortgage	205,554	214,559
Home equity	35,036	43,279
Other consumer	173,449	108,312
Total consumer loans	414,039	366,150
Total commercial and consumer loans	1,247,184	949,038
Net deferred loan origination costs and premiums and discounts on purchased loans	3,605	4,821
Total loans	1,250,789	953,859
Allowance for loan losses	(10,981)	(8,351)
Net loans	$1,239,808	$945,508

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee. This portfolio segment generally involves higher loan principal amounts, and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by conditions in the real estate markets, changing industry dynamics, or the overall health of the general economy. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are typically located in the state of Indiana and markets adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, and other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to mitigate these additional risks.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present changes in the balance of the allowance for loan losses during the twelve months ended December 31, 2016, 2015, and 2014.

	Twelve Months Ended December 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Provision (credit) charged to expense	1,380	106	(44)	44	2,317	(38)	(3)	568	4,330
Losses charged off	(1,582)	—	—	—	—	(134)	(33)	(440)	(2,189)
Recoveries	187	—	—	—	—	30	13	259	489
Balance, end of period	$1,352	$582	$168	$544	$6,248	$754	$102	$1,231	$10,981

	Twelve Months Ended December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800
Provision (credit) charged to expense	447	131	(549)	170	1,870	(311)	(83)	271	1,946
Losses charged off	—	—	—	—	—	(185)	—	(451)	(636)
Recoveries	—	—	500	—	—	407	1	333	1,241
Balance, end of period	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

	Twelve Months Ended December 31, 2014
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Allowance for loan losses:
Balance, beginning of period	$819	$290	$219	$277	$1,731	$1,008	$211	$871	$5,426
Provision (credit) charged to expense	115	55	(418)	53	330	186	(4)	32	349
Losses charged off	(14)	—	—	—	—	(247)	—	(596)	(857)
Recoveries	—	—	460	—	—	38	—	384	882
Balance, end of period	$920	$345	$261	$330	$2,061	$985	$207	$691	$5,800

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016 and 2015.

	December 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,437	$57,668	$13,181	$53,291	$606,568	$203,842	$35,036	$173,321	$1,245,344
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,712	—	128	1,840
Ending balance	$102,437	$57,668	$13,181	$53,291	$606,568	$205,554	$35,036	$173,449	$1,247,184
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,352	$582	$168	$544	$6,248	$754	$102	$1,231	$10,981
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,352	$582	$168	$544	$6,248	$754	$102	$1,231	$10,981

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Residential mortgage	Home equity	Other consumer	Total
Loans:
Ending balance: collectively evaluated for impairment	$102,000	$44,462	$16,184	$45,898	$374,344	$213,426	$43,279	$108,163	$947,756
Ending balance: individually evaluated for impairment	—	—	—	—	—	1,133	—	149	1,282
Ending balance	$102,000	$44,462	$16,184	$45,898	$374,344	$214,559	$43,279	$108,312	$949,038
Allowance for loan losses:
Ending balance: collectively evaluated for impairment	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351
Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Ending balance	$1,367	$476	$212	$500	$3,931	$896	$125	$844	$8,351

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. In the third quarter 2016, the Company updated its risk grading matrix to improve precision within the “Pass” risk grades. Commercial loans are now graded on a scale of 1 to 10, whereas commercial loans were previously graded on a scale of 1 to 9. This update to the risk grading matrix did not have an impact on the ALLL. The following table illustrates the risk ratings utilized as of December 31, 2016 and December 31, 2015.

Rating	December 31, 2016	December 31, 2015
Pass	Grade 1-6	Grade 1-5
Special Mention	Grade 7	Grade 6
Substandard	Grade 8	Grade 7
Doubtful	Grade 9	Grade 8
Loss	Grade 10	Grade 9

A description of the general characteristics of the ten risk grades is as follows:

•	“Pass” - Higher quality loans that do not fit any of the other categories described below.

•	“Special Mention” - Loans that possess some credit deficiency or potential weakness which deserve close attention.

•
“Substandard” - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

•
“Doubtful” - Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

•	“Loss” - Loans that are considered uncollectible and of such little value that continuing to carry them as assets is not warranted.

The following tables present the credit risk profile of the Company’s commercial loan portfolio based on rating category and payment activity as of December 31, 2016 and 2015.

	December 31, 2016
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-6 Pass	$99,200	$57,657	$13,181	$53,291	$605,190	$828,519
7 Special Mention	2,746	—	—	—	1,378	4,124
8 Substandard	491	11	—	—	—	502
Total	$102,437	$57,668	$13,181	$53,291	$606,568	$833,145

	December 31, 2016
	Residential mortgage	Home equity	Other consumer	Total
Performing	$204,530	$35,036	$173,390	$412,956
Nonaccrual	1,024	—	59	1,083
Total	$205,554	$35,036	$173,449	$414,039

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2015
	Commercial and industrial	Owner-occupied commercial real estate	Investor commercial real estate	Construction	Single tenant lease financing	Total
Rating:
1-5 Pass	$95,589	$43,913	$14,746	$45,599	$374,344	$574,191
6 Special Mention	2,006	535	—	299	—	2,840
7 Substandard	4,405	14	1,438	—	—	5,857
Total	$102,000	$44,462	$16,184	$45,898	$374,344	$582,888

	December 31, 2015
	Residential mortgage	Home equity	Other consumer	Total
Performing	$214,456	$43,279	$108,248	$365,983
Nonaccrual	103	—	64	167
Total	$214,559	$43,279	$108,312	$366,150

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2016 and 2015.

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total commercial and consumer loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$27	$—	$—	$27	$102,410	$102,437	$—	$—
Owner-occupied commercial real estate	—	—	—	—	57,668	57,668	—	—
Investor commercial real estate	—	—	—	—	13,181	13,181	—	—
Construction	—	—	—	—	53,291	53,291	—	—
Single tenant lease financing	—	—	—	—	606,568	606,568	—	—
Residential mortgage	—	347	991	1,338	204,216	205,554	1,024	—
Home equity	—	—	—	—	35,036	35,036	—	—
Other consumer	173	91	25	289	173,160	173,449	59	—
Total	$200	$438	$1,016	$1,654	$1,245,530	$1,247,184	$1,083	$—

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total commercial and consumer loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$29	$—	$—	$29	$101,971	$102,000	$—	$—
Owner-occupied commercial real estate	—	—	—	—	44,462	44,462	—	—
Investor commercial real estate	—	—	—	—	16,184	16,184	—	—
Construction	—	—	—	—	45,898	45,898	—	—
Single tenant lease financing	—	—	—	—	374,344	374,344	—	—
Residential mortgage	300	23	45	368	214,191	214,559	103	—
Home equity	20	—	—	20	43,259	43,279	—	—
Other consumer	116	12	—	128	108,184	108,312	64	—
Total	$465	$35	$45	$545	$948,493	$949,038	$167	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2016 and 2015. There were no impaired loans with a specific valuation allowance as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Residential mortgage	$1,712	$1,824	$—	$1,133	$1,154	$—
Other consumer	128	184	—	149	178	—
Total impaired loans	$1,840	$2,008	$—	$1,282	$1,332	$—

The table below presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2016, 2015, and 2014.

	Twelve Months Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Investor commercial real estate	$—	$—	$21	$2	$666	$5
Residential mortgage	1,595	8	1,112	8	1,266	32
Other consumer	149	5	193	16	380	37
Total	1,744	13	1,326	26	2,312	74
Loans with a specific valuation allowance
Commercial and industrial	1,084	—	—	—	—	—
Residential mortgage	—	—	15	—	—	—
Other consumer	—	—	13	1	40	4
Total	1,084	—	28	1	40	4
Total impaired loans	$2,828	$13	$1,354	$27	$2,352	$78

As of December 31, 2016 and December 31, 2015, the Company had less than $0.1 million and $0.0 million, respectively, in residential mortgage other real estate owned. There were $1.0 million and less than $0.1 million of loans at December 31, 2016 and December 31, 2015, respectively, in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2016 and 2015.

	December 31,
	2016	2015
Land	$2,500	$2,500
Building and improvements	5,441	4,636
Furniture and equipment	7,079	6,164
Less: accumulated depreciation	(4,976)	(4,779)
	$10,044	$8,521

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 6:        Goodwill

As of December 31, 2016 and 2015, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2016, 2015, and 2014. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2016 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2016 and 2015.

	December 31,
	2016	2015
Noninterest-bearing demand deposit accounts	$31,166	$23,700
Interest-bearing demand deposit accounts	93,074	84,241
Regular savings accounts	27,955	22,808
Money market accounts	340,240	341,732
Certificates of deposits	964,819	470,736
Brokered deposits	5,613	12,837
Total deposits	$1,462,867	$956,054

Certificates of deposit and brokered deposits in the amount of $250 or more	$301,191	$117,335

The following table presents scheduled certificates of deposits and brokered deposits maturities by year as of December 31, 2016.

2017	$387,709
2018	214,907
2019	30,413
2020	57,229
2021	280,174
Thereafter	—
$970,432

Note 8:        FHLB Advances

The Company had outstanding FHLB advances of $190.0 million and $191.0 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the interest rates on the Company’s outstanding FHLB advances ranged from 0.74% to 4.22%, with a weighted average interest rate of 1.21%. All advances are collateralized by mortgage loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Mortgage loans pledged were approximately $166.4 million and $186.4 million as of December 31, 2016 and 2015, respectively, and the fair value of investment securities pledged to the FHLB was approximately $340.6 million and $148.7 million as of December 31, 2016 and 2015, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2017	$42,000
2018	3,000
2019	30,000
2020	50,000
2021	40,000
Thereafter	25,000
190,000
Deferred prepayment penalties on advance restructure	(19)
$189,981

As of December 31, 2016 and 2015, the Company had a $50.0 million option-embedded advance that is scheduled to mature on April 17, 2020.  The advance converted from a variable rate of 3-month LIBOR minus 0.75% to a fixed rate equal to 1.0525% on April 18, 2016.  The FHLB has the option to put the advance prior to its scheduled maturity date.  If the advance is put by the FHLB, the Company has the option to request to convert the advance to an adjustable rate advance of predetermined index for the remaining term to maturity, at the FHLB’s discretion. Subsequent to December 31, 2016, the FHLB elected to exercise the option to put the advance back to the Company. As a result, the Company refinanced the advance with another borrowing with the FHLB.

As of December 31, 2016 and 2015, the Company had a $40.0 million symmetrical fixed rate bullet advance that is scheduled to mature on January 19, 2021. The terms of the advance allow the Company to terminate the advance prior to its scheduled maturity date.  If the Company elects to terminate the advance prior to its scheduled maturity date and the interest rate for the advance is above market rates relative to an advance with a similar remaining term, the Company will be required to pay a prepayment fee based on the mark-to-market adjustment of the advance.  If the Company elects to terminate the advance prior to its scheduled maturity date and the interest rate for the advance is below market rates relative to an advance with a similar remaining term, the Company would be eligible for a prepayment credit and could realize a gain.

As of December 31, 2016 and 2015, the Company had a $15.0 million fixed rate advance that is scheduled to mature on September 2, 2025.  The FHLB has a one-time option to put the advance on September 2, 2020.  If the FHLB exercises its option to put the advance, the advance will be prepayable without a fee at the Company’s option on the exercise date.  If the Company requests to convert the advance to an adjustable rate after the FHLB has put the advance, the Company may prepay the advance without a fee on any subsequent quarterly reset date.

As of December 31, 2016, the Company had a $10.0 million fixed rate advance that is scheduled to mature on February 19, 2026.  The FHLB has a one-time option to put the advance on February 19, 2021.  If the FHLB exercises its option to put the advance, the advance will be prepayable without a fee at the Company’s option on the exercise date.  If the Company requests to convert the advance to an adjustable rate after the FHLB has put the advance, the Company may prepay the advance without a fee on any subsequent quarterly reset date.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	—	3,000	(42)
2025 Note	10,000	(210)	10,000	(234)
2026 Notes	25,000	(1,212)	—	—
Total	$38,000	(1,422)	13,000	(276)

Note 10:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.4 million in the twelve months ended December 31, 2016 and $0.3 million in each of the twelve months ended December 31, 2015, and 2014.

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

The Company recorded $0.7 million, $0.8 million, and $0.5 million of share-based compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of December 31, 2016, and activity for the year ended December 31, 2016:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2016	28,302	$18.90	27,529	$18.17	—	$—
Granted	30,949	25.62	10,232	24.44	10	24.20
Vested	(9,470)	18.92	(21,431)	20.49	(10)	24.20
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2016	49,781	$23.07	16,330	$19.06	—	$—

As of December 31, 2016, the total unrecognized compensation cost related to nonvested awards was $0.8 million, with a weighted-average expense recognition period of 1.8 years.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2016.

Deferred Rights
Outstanding, beginning of year	81,693
Granted	684
Exercised	—
Outstanding, end of year	82,377

All deferred stock rights granted during the 2016 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Income Taxes

The provision (benefit) for income taxes consists of the following:

	December 31,
	2016	2015	2014
Current	$2,367	$4,293	$3,655
Deferred	3,544	443	(1,529)
Total	$5,911	$4,736	$2,126

Income tax provision (benefit) is reconciled to the 34% statutory rate applied to pre-tax income as follows:

	December 31,
	2016	2015	2014
Statutory rate times pre-tax income	$6,115	$4,646	$2,193
Add (subtract) the tax effect of:
Income from tax-exempt securities and loans	(635)	(132)	(31)
State income tax, net of federal tax effect	567	154	63
Bank-owned life insurance	(159)	(137)	(132)
Other differences	23	205	33
Total income taxes	$5,911	$4,736	$2,126

The net deferred tax asset at December 31 consists of the following:

	December 31,
	2016	2015
Deferred tax assets (liabilities)
Allowance for loan losses	$4,269	$2,980
Unrealized loss on available-for-sale securities	5,112	670
Fair value adjustments	(5,994)	(925)
Depreciation	(525)	(573)
Deferred compensation and accrued payroll	1,234	959
Loan origination costs	(955)	(704)
Prepaid assets	(276)	(247)
Other	397	204
Total deferred tax assets, net	$3,262	$2,364

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

Management evaluated related party loans and extensions of credit at December 31, 2016 and 2015, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2016 and 2015 totaled $21.9 million and $9.8 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents actual and required capital ratios as of December 31, 2016 and 2015 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$158,479	11.54%	$70,366	5.13%	$96,110	7.00%	N/A	N/A
Bank	162,617	11.88%	70,145	5.13%	95,807	7.00%	88,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	158,479	11.54%	90,961	6.63%	116,705	8.50%	N/A	N/A
Bank	162,617	11.88%	90,675	6.63%	116,337	8.50%	109,494	8.00%
Total capital to risk-weighted assets
Consolidated	206,038	15.01%	118,421	8.63%	144,165	10.50%	N/A	N/A
Bank	173,598	12.68%	118,048	8.63%	143,711	10.50%	136,868	10.00%
Leverage ratio
Consolidated	158,479	8.65%	73,311	4.00%	73,311	4.00%	N/A	N/A
Bank	162,617	8.89%	73,186	4.00%	73,186	4.00%	91,483	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$100,839	10.11%	$44,881	4.50%	$69,815	7.00%	N/A	N/A
Bank	104,434	10.50%	44,768	4.50%	69,639	7.00%	64,664	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	100,839	10.11%	59,842	6.00%	84,776	8.50%	N/A	N/A
Bank	104,434	10.50%	59,690	6.00%	84,561	8.50%	79,587	8.00%
Total capital to risk-weighted assets
Consolidated	122,190	12.25%	79,789	8.00%	104,723	10.50%	N/A	N/A
Bank	112,785	11.34%	79,587	8.00%	104,458	10.50%	99,484	10.00%
Leverage ratio
Consolidated	100,839	8.28%	48,713	4.00%	48,713	4.00%	N/A	N/A
Bank	104,434	8.59%	48,636	4.00%	48,636	4.00%	60,796	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 14:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2016 and 2015, the Company had outstanding loan commitments totaling approximately $132.5 million and $131.9 million, respectively.

As of December 31, 2016, the Company leased office facilities under various operating leases. The leases may be subject to additional payments based on building operating costs and property taxes in excess of specified amounts. The Company recorded rental expense for all operating leases of $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014 respectively. Future minimum cash lease payments are as follows:

Amount
2017	$720
2018	733
2019	747
2020	760
2021	315
Thereafter	344
Total minimum payments required [1]	$3,619
1 Minimum payments have not been reduced by minimum sublease rentals of $2.0 million due in the future under noncancelable subleases.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”).  As of December 31, 2016, the Company has committed to contribute up to $4.0 million of capital to the SBIC Fund.  The Company did not have any commitments to contribute capital to the SBIC Fund as of December 31, 2015.

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

Available-for-Sale Securities

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2016 or 2015.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015.

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$91,896	$—	$91,896	$—
Municipal securities	91,886	—	91,886	—
Mortgage-backed securities	231,641	—	231,641	—
Asset-backed securities	19,534	—	19,534	—
Corporate securities	18,811	—	18,811	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	$456,700	$2,932	$453,768	$—
Loans held-for-sale (mandatory pricing agreements)	27,101	—	27,101	—
Forward contracts	438	438	—	—
IRLCs	610	—	—	610

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

		December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,750	$—	$37,750	$—
Municipals	21,469	—	21,469	—
Mortgage-backed securities	113,052	—	113,052	—
Asset-backed securities	19,361	—	19,361	—
Corporate securities	19,087		19,087
Other securities	2,979	2,979	—	—
Total available-for-sale securities	$213,698	$2,979	$210,719	$—
Loans held-for-sale (mandatory pricing agreements)	24,065	—	24,065	—
Forward contracts	30	30	—	—
IRLCs	582	—	—	582

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Securities Available-for-Sale	Interest Rate Lock Commitments
Balance as of January 1, 2014	$1,673	$79
Total realized gains (losses)
Included in net income	(259)	442
Included in other comprehensive income	1,333	—
Sales	(2,747)	—
Balance, December 31, 2014	—	521
Total realized gains
Included in net income	—	61
Balance, December 31, 2015	—	582
Total realized gains
Included in net income	—	28
Balance, December 31, 2016	$—	$610

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at December 31, 2016 or 2015.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range
IRLCs	$610	Discounted cash flow	Loan closing rates	43% - 99%

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range
IRLCs	$582	Discounted cash flow	Loan closing rates	43% - 100%

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

Held-to-Maturity Securities

Fair values are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, and interest rate spreads on relevant benchmark securities.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2016 and 2015.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2016 and 2015:

	December 31, 2016
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,452	$39,452	$39,452	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Held-to-maturity securities	16,671	16,197	—	16,197	—
Loans	1,250,789	1,244,918	—	—	1,244,918
Accrued interest receivable	6,708	6,708	6,708	—	—
Federal Home Loan Bank of Indianapolis stock	8,910	8,910	—	8,910	—
Deposits	1,462,867	1,441,794	492,435	—	949,359
Advances from Federal Home Loan Bank	189,981	186,258	—	186,258	—
Subordinated debt	36,578	38,425	24,900	13,525	—
Accrued interest payable	112	112	112	—	—

	December 31, 2015
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25,152	$25,152	$25,152	$—	$—
Interest-bearing time deposits	1,000	1,000	1,000	—	—
Loans held-for-sale (best efforts pricing agreements)	12,453	12,453	—	12,453	—
Loans	953,859	967,303	—	—	967,303
Accrued interest receivable	4,105	4,105	4,105	—	—
Federal Home Loan Bank of Indianapolis stock	8,595	8,595	—	8,595	—
Deposits	956,054	950,841	472,481	—	478,360
Advances from Federal Home Loan Bank	190,957	188,126	—	188,126	—
Subordinated debt	12,724	13,212	—	13,212	—
Accrued interest payable	117	117	117	—	—

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2016, 2015, and 2014, the Company originated mortgage loans held-for-sale of $598.4 million, $502.7 million, and $409.7 million, respectively, and received $619.8 million, $509.4 million, and $409.5 million from the sale of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
	2016	2015	2014
Gain on loans sold	$12,462	$8,845	$5,048
Gain (loss) resulting from the change in fair value of loans held-for-sale	(500)	(341)	751
Gain (loss) resulting from the change in fair value of derivatives	436	496	(190)
Net revenue from mortgage banking activities	$12,398	$9,000	$5,609

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$36,311	$610	$28,444	$582
Forward contracts	61,000	438	42,743	30

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2016, 2015, and 2014.

	Amount of gain / (loss) recognized in the twelve months ended
	December 31, 2016	December 31, 2015	December 31, 2014
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$28	$61	$442
Forward contracts	408	435	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$—	$(632)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 18:     Shareholders’ Equity

In May 2016, the Company and the Bank entered into a Sales Agency Agreement with Sandler O’Neill & Partners, L.P. (“Sandler”) to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Stock Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with Sandler.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, Sandler will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provides for the Company to pay Sandler a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company may also sell ATM Shares under the Sales Agency Agreement to Sandler, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and may at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company has agreed to indemnify Sandler against certain liabilities on customary terms. The Company has sold a total of 139,811 ATM Shares through the ATM Program for gross proceeds of approximately $3.4 million.

As of December 31, 2016, approximately $21.6 million remained available for sale under the ATM Program.

In May 2016, the Company and the Bank separately entered into an Underwriting Agreement with Sandler, pursuant to which the Company sold an additional 895,955 shares of common stock at $24.00 per share, resulting in gross proceeds to the Company of $21.5 million.

In December 2016, the Company and the Bank also entered into an Underwriting Agreement with Keefe, Bruyette & Woods, a Stifel Company, pursuant to which the Company sold 945,000 shares of common stock at $26.50 per share, resulting in gross proceeds to the Company of $25.0 million.

The net proceeds to the Company from the above offerings after deducting underwriting discounts and commissions and offering expenses was $46.2 million.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 19:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2016	2015
Assets
Cash and cash equivalents	$29,365	$6,860
Investment in common stock of subsidiaries	158,080	107,925
Premises and equipment, net	6,852	5,793
Accrued income and other assets	1,488	750
Total assets	$195,785	$121,328

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,422 in 2016 and $276 in 2015	$36,578	$12,724
Note payable to the Bank	4,000	4,000
Accrued expenses and other liabilities	1,265	274
Total liabilities	41,843	16,998

Shareholders’ equity	153,942	104,330

Total liabilities and shareholders’ equity	$195,785	$121,328

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Income

	Year Ended December 31,
	2016	2015	2014
Income
Dividends from subsidiaries	$—	$—	$—
Total income	—	—	—

Expenses
Interest on borrowings	1,557	643	498
Salaries and employee benefits	344	425	298
Consulting and professional fees	871	930	777
Premises and equipment	291	200	239
Other	235	174	206
Total expenses	3,298	2,372	2,018

Loss before income tax and equity in undistributed net income of subsidiaries	(3,298)	(2,372)	(2,018)

Income tax benefit	(1,224)	(813)	(756)

Loss before equity in undistributed net income of subsidiaries	(2,074)	(1,559)	(1,262)

Equity in undistributed net income of subsidiaries	14,148	10,488	5,586

Net income	$12,074	$8,929	$4,324

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
Net income	$12,074	$8,929	$4,324
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	(12,315)	(1,669)	3,260
Reclassification adjustment for gains realized	(177)	—	(538)
Net unrealized holding gains on securities available-for-sale for which an other-than-temporary impairment has been recognized in income	—	—	751
Reclassification adjustment for other-than-temporary impairment loss recognized in income	—	—	—
Other comprehensive income (loss) before tax	(12,492)	(1,669)	3,473
Income tax provision (benefit)	(4,433)	(595)	1,236
Other comprehensive income (loss) - net of tax	(8,059)	(1,074)	2,237
Comprehensive income	$4,015	$7,855	$6,561

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$12,074	$8,929	$4,324
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(14,148)	(10,488)	(5,586)
Depreciation and amortization	461	246	226
Share-based compensation expense	128	150	120
Net change in other assets	(696)	958	(641)
Net change in other liabilities	870	(275)	(19)
Net cash used in operating activities	(1,311)	(480)	(1,576)

Investing activities
Capital contribution to the Bank	(43,500)	(10,000)	(5,000)
Purchase of premises and equipment	(1,423)	(1,407)	(160)
Net cash used in investing activities	(44,923)	(11,407)	(5,160)

Financing activities
Cash dividends paid	(1,199)	(1,093)	(1,080)
Net proceeds from issuance of subordinated debt	23,757	9,761	—
Net proceeds from common stock issuance	46,223	—	—
Other, net	(42)	23	(111)
Net cash provided by (used in) financing activities	68,739	8,691	(1,191)

Net increase (decrease) in cash and cash equivalents	22,505	(3,196)	(7,927)

Cash and cash equivalents at beginning of year	6,860	10,056	17,983

Cash and cash equivalents at end of year	$29,365	$6,860	$10,056

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Income Statement Data:
Interest income	$16,764	$15,471	$13,971	$12,693
Interest expense	5,860	5,133	4,665	3,552
Net interest income	10,904	10,338	9,306	9,141
Provision for loan losses	256	2,204	924	946
Net interest income after provision for loan losses	10,648	8,134	8,382	8,195
Noninterest income	2,891	4,898	3,748	2,540
Noninterest expense	8,158	8,413	7,875	7,005
Income before income taxes	5,381	4,619	4,255	3,730
Income tax provision	1,671	1,521	1,421	1,298
Net income	$3,710	$3,098	$2,834	$2,432

Per Share Data:
Net income
Basic	$0.65	$0.55	$0.57	$0.54
Diluted	$0.64	$0.55	$0.57	$0.53
Weighted average common shares outstanding
Basic	5,722,615	5,597,867	4,972,759	4,541,728
Diluted	5,761,931	5,622,181	4,992,025	4,575,555

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Income Statement Data:
Interest income	$11,594	$10,536	$10,130	$9,187
Interest expense	3,026	2,697	2,558	2,413
Net interest income	8,568	7,839	7,572	6,774
Provision for loan losses	746	454	304	442
Net interest income after provision for loan losses	7,822	7,385	7,268	6,332
Noninterest income	2,143	2,374	2,476	3,148
Noninterest expense	6,492	6,207	6,327	6,257
Income before income taxes	3,473	3,552	3,417	3,223
Income tax provision	1,195	1,229	1,152	1,160
Net income	$2,278	$2,323	$2,265	$2,063

Per Share Data:
Net income
Basic	$0.50	$0.51	$0.50	$0.46
Diluted	$0.50	$0.51	$0.50	$0.46
Weighted average common shares outstanding
Basic	4,534,910	4,532,360	4,529,823	4,516,776
Diluted	4,580,353	4,574,455	4,550,034	4,523,246

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 21:        Recent Accounting Pronouncements

Accounting Standards Update (“Update”) 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

The amendments in this Update clarify the principals for recognizing revenue and develop a common revenue standard among industries. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standard Update 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in its preliminary stages of evaluating the impact of these amendments and currently cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with the amendments at adoption date.

Accounting Standards Update 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the Financial Accounting Standards Board amended its standards with respect to the accounting for leases. The amended standard serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier application of the amended standard is permitted. The Company does not expect to early adopt and is currently in the process of fully evaluating the amendments on the consolidated financial statements and will subsequently implement updated processes and accounting policies as deemed necessary. The overall impact of the new standard on financial condition, results of operations and regulatory capital cannot yet be determined.

Accounting Standards Update 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (March 2016)

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

•Assets Measured at Amortized Cost: The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

•Available-for-Sale Debt Securities: Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value, if cash collection would result in the realization of an amount less than fair value.

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

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements and cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company is expecting to begin developing processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date.

Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (August 2016)

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

Accounting Standards Update 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (October 2016)

The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments in this Update align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards.

For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this Update on the consolidated financial statements, but it is not expected to have a significant effect.

Accounting Standards Update 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (January 2017)

The amendments in this Update relate to disclosure of the impact of recently issued accounting standards. It is the SEC staff's view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current account policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The Company adopted the amendments in this Update and appropriate disclosures have been included in this Note.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (January 2017)

The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.

To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

An entity should apply the amendments in this Update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this Update. A public business entity that is a U.S. SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. During the current year, the Company performed its impairment assessment and determined that goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate the adoption of this Update to have a significant effect on the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
4.2	Form of Senior Indenture	Incorporated by Reference
4.3	Form of Subordinated Indenture	Incorporated by Reference
4.4	Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.5	First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.6	Form of Global Note representing 6.0% Subordinated Notes due 2026	Incorporated by Reference
10.1	First Internet Bancorp 2013 Equity Incentive Plan	Incorporated by Reference
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan	Incorporated by Reference
10.3	First Internet Bancorp 2011 Directors’ Deferred Stock Plan	Incorporated by Reference
10.4	Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013	Incorporated by Reference
10.5	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.6	First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.7	Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana	Incorporated by Reference
10.8	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013	Incorporated by Reference
10.9	Subordinated Debenture dated June 28, 2013	Incorporated by Reference
10.10	2016 Senior Executive Cash Incentive Plan	Incorporated by Reference
10.11	Form of Director Restricted Stock Units under 2013 Equity Incentive Plan	Incorporated by Reference
10.12	Loan Agreement dated as of March 6, 2013, by and between the Company and the Bank	Incorporated by Reference
10.13
First, Second and Third Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed March 6, 2014, March 6, 2015 and February 26, 2016, respectively
Incorporated by Reference
10.14	Fourth Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed February 21, 2017	Filed Electronically
10.15	Sales Agency Agreement, dated as of May 6, 2016, among First Internet Bancorp, First Internet Bank of Indiana and Sandler O’Neill & Partners, L.P.	Incorporated by Reference
21.1	List of Subsidiaries	Filed Electronically
23.1	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24.1	Powers of Attorney	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically