Form 10-Q
period 2017-03-31
First Internet Bancorp
filed 2017-05-03
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuance to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 28, 2017, the registrant had 6,497,662 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$4,137	$2,282
Interest-bearing deposits	48,961	37,170
Total cash and cash equivalents	53,098	39,452
Interest-bearing time deposits	250	250
Securities available-for-sale, at fair value (amortized cost of $483,370 and $471,070 in 2017 and 2016, respectively)	470,065	456,700
Securities held-to-maturity, at amortized cost (fair value of $18,804 and $16,197 in 2017 and 2016, respectively)	19,218	16,671
Loans held-for-sale (includes $8,692 and $27,101 at fair value in 2017 and 2016, respectively)	13,202	27,101
Loans	1,433,190	1,250,789
Allowance for loan losses	(11,894)	(10,981)
Net loans	1,421,296	1,239,808
Accrued interest receivable	6,868	6,708
Federal Home Loan Bank of Indianapolis stock	13,050	8,910
Cash surrender value of bank-owned life insurance	24,367	24,195
Premises and equipment, net	9,853	10,044
Goodwill	4,687	4,687
Other real estate owned	4,488	4,533
Accrued income and other assets	12,361	15,276
Total assets	$2,052,803	$1,854,335
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$34,427	$31,166
Interest-bearing deposits	1,522,692	1,431,701
Total deposits	1,557,119	1,462,867
Advances from Federal Home Loan Bank	289,985	189,981
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,385 and $1,422 in 2017 and 2016, respectively	36,615	36,578
Accrued interest payable	148	112
Accrued expenses and other liabilities	11,445	10,855
Total liabilities	1,895,312	1,700,393
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 6,497,662 and 6,478,050 shares issued and outstanding in 2017 and 2016, respectively	119,627	119,506
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	46,139	43,704
Accumulated other comprehensive loss	(8,275)	(9,268)
Total shareholders’ equity	157,491	153,942
Total liabilities and shareholders’ equity	$2,052,803	$1,854,335

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Loans	$14,156	$11,189
Securities – taxable	2,367	1,169
Securities – non-taxable	697	165
Other earning assets	170	170
Total interest income	17,390	12,693
Interest Expense
Deposits	4,699	2,888
Other borrowed funds	1,234	664
Total interest expense	5,933	3,552
Net Interest Income	11,457	9,141
Provision for Loan Losses	1,035	946
Net Interest Income After Provision for Loan Losses	10,422	8,195
Noninterest Income
Service charges and fees	211	200
Mortgage banking activities	1,616	2,254
Loss on asset disposals	(2)	(16)
Other	306	102
Total noninterest income	2,131	2,540
Noninterest Expense
Salaries and employee benefits	5,073	3,898
Marketing, advertising and promotion	518	464
Consulting and professional services	813	638
Data processing	237	274
Loan expenses	214	184
Premises and equipment	953	798
Deposit insurance premium	315	180
Other	575	569
Total noninterest expense	8,698	7,005
Income Before Income Taxes	3,855	3,730
Income Tax Provision	1,023	1,298
Net Income	$2,832	$2,432
Income Per Share of Common Stock
Basic	$0.43	$0.54
Diluted	$0.43	$0.53
Weighted-Average Number of Common Shares Outstanding
Basic	6,547,807	4,541,728
Diluted	6,602,200	4,575,555
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$2,832	$2,432
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive income before income tax	1,065	1,874
Income tax provision	72	667
Other comprehensive income	993	1,207
Comprehensive income	$3,825	$3,639

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2017
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$119,506	$43,704	$(9,268)	$153,942
Net income	—	2,832	—	2,832
Other comprehensive income	—	—	993	993
Dividends declared ($0.06 per share)	—	(397)	—	(397)
Recognition of the fair value of share-based compensation	285	—	—	285
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, March 31, 2017	$119,627	$46,139	$(8,275)	$157,491

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$2,832	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,205	575
Increase in cash surrender value of bank-owned life insurance	(172)	(99)
Provision for loan losses	1,035	946
Share-based compensation expense	285	173
Loans originated for sale	(86,166)	(107,984)
Proceeds from sale of loans	102,275	116,965
Gain on loans sold	(1,837)	(1,600)
Increase in fair value of loans held-for-sale	(373)	(354)
Loss (gain) on derivatives	594	(300)
Net change in accrued income and other assets	2,294	(1,449)
Net change in accrued expenses and other liabilities	(1,740)	(1,319)
Net cash provided by operating activities	20,232	7,986
Investing Activities
Net loan activity, excluding purchases	(173,702)	(78,894)
Proceeds from sale of other real estate owned	30	—
Maturities and calls of securities available-for-sale	20,565	6,088
Purchase of securities available-for-sale	(31,475)	(97,928)
Purchase of securities held-to-maturity	(2,550)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(4,140)	—
Purchase of premises and equipment	(184)	(268)
Loans purchased	(8,821)	(8,007)
Net cash used in investing activities	(200,277)	(179,009)
Financing Activities
Net increase in deposits	94,252	287,124
Cash dividends paid	(388)	(267)
Proceeds from advances from Federal Home Loan Bank	192,000	40,000
Repayment of advances from Federal Home Loan Bank	(92,000)	(80,000)
Other, net	(173)	(42)
Net cash provided by financing activities	193,691	246,815
Net Increase in Cash and Cash Equivalents	13,646	75,792
Cash and Cash Equivalents, Beginning of Period	39,452	25,152
Cash and Cash Equivalents, End of Period	$53,098	$100,944
Supplemental Disclosures
Cash paid during the period for interest	$5,897	$3,561
Cash paid during the period for taxes	—	1,521
Cash dividends declared, paid in subsequent period	390	269
Securities purchased during the period, settled in subsequent period	2,175	8,131

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or any other period. The March 31, 2017 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2016.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the “Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (the “Bank”), and the Bank’s two wholly-owned subsidiaries, First Internet Public Finance Corp. and JKH Realty Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations, and cash flows of the Company.

Certain reclassifications have been made to the 2016 financial statements to conform to the presentation of the 2017 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Basic earnings per share
Net income	$2,832	$2,432
Weighted-average common shares	6,547,807	4,541,728
Basic earnings per common share	$0.43	$0.54
Diluted earnings per share
Net income	$2,832	$2,432
Weighted-average common shares	6,547,807	4,541,728
Dilutive effect of warrants	17,940	11,293
Dilutive effect of equity compensation	36,453	22,534
Weighted-average common and incremental shares	6,602,200	4,575,555
Diluted earnings per common share	$0.43	$0.53
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$113,933	$168	$(814)	$113,287
Municipal securities	97,578	82	(5,232)	92,428
Mortgage-backed securities	235,879	39	(6,482)	229,436
Asset-backed securities	9,873	127	—	10,000
Corporate securities	23,107	—	(1,125)	21,982
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$483,370	$416	$(13,721)	$470,065

	March 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,169	$—	$(466)	$9,703
Corporate securities	9,049	88	(36)	9,101
Total held-to-maturity	$19,218	$88	$(502)	$18,804

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$92,599	$167	$(870)	$91,896
Municipal securities	97,647	85	(5,846)	91,886
Mortgage-backed securities	238,354	—	(6,713)	231,641
Asset-backed securities	19,470	65	(1)	19,534
Corporate securities	20,000	—	(1,189)	18,811
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$471,070	$317	$(14,687)	$456,700

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,171	$—	$(498)	$9,673
Corporate securities	6,500	24	—	6,524
Total held-to-maturity	$16,671	$24	$(498)	$16,197

The carrying value of securities at March 31, 2017 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$966	$936
Five to ten years	38,782	38,038
After ten years	194,870	188,723
	234,618	227,697
Mortgage-backed securities	235,879	229,436
Asset-backed securities	9,873	10,000
Other securities	3,000	2,932
Total	$483,370	$470,065

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$12,448	$12,347
After ten years	6,770	6,457
Total	$19,218	$18,804

There were no sales of available-for-sale securities that resulted in gross gains or gross losses during the three months ended March 31, 2017 or 2016.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2017 and December 31, 2016 was $427.0 million and $422.9 million, which was approximately 87% and 89%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2017.

The following tables show the available-for-sale and held-to-maturity securities portfolios’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$83,928	$(786)	$201	$(28)	$84,129	$(814)
Municipal securities	86,004	(5,232)	—	—	86,004	(5,232)
Mortgage-backed securities	216,465	(6,395)	3,229	(87)	219,694	(6,482)
Corporate securities	3,088	(19)	18,894	(1,106)	21,982	(1,125)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$392,417	$(12,500)	$22,324	$(1,221)	$414,741	$(13,721)

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,703	$(466)	$—	$—	$9,703	$(466)
Corporate securities	2,513	(36)	—	—	2,513	(36)
Total	$12,216	$(502)	$—	$—	$12,216	$(502)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,625	$(840)	$260	$(30)	$68,885	$(870)
Municipal securities	86,424	(5,846)	—	—	86,424	(5,846)
Mortgage-backed securities	231,641	(6,713)	—	—	231,641	(6,713)
Asset-backed securities	—	—	4,520	(1)	4,520	(1)
Corporate securities	—	—	18,811	(1,189)	18,811	(1,189)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$389,622	$(13,467)	$23,591	$(1,220)	$413,213	$(14,687)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,673	$(498)	$—	$—	$9,673	$(498)
Total	$9,673	$(498)	$—	$—	$9,673	$(498)

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

Categories of loans include:

	March 31, 2017	December 31, 2016
Commercial loans
Commercial and industrial	$97,487	$102,437
Owner-occupied commercial real estate	62,887	57,668
Investor commercial real estate	8,510	13,181
Construction	49,618	53,291
Single tenant lease financing	665,382	606,568
Public finance	77,995	—
Total commercial loans	961,879	833,145
Consumer loans
Residential mortgage	246,014	205,554
Home equity	34,925	35,036
Other consumer	188,191	173,449
Total consumer loans	469,130	414,039
Total commercial and consumer loans	1,431,009	1,247,184
Deferred loan origination costs and premiums and discounts on purchased loans	2,181	3,605
Total loans	1,433,190	1,250,789
Allowance for loan losses	(11,894)	(10,981)
Net loans	$1,421,296	$1,239,808

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

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Central Indiana and greater Phoenix, Arizona markets and its loans are often secured by manufacturing and service facilities, as well as office buildings.

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

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment.

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

The following tables present changes in the balance of the ALLL during the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$(73)	$—	$44	$1,323
Owner-occupied commercial real estate	582	53	—	—	635
Investor commercial real estate	168	(67)	—	—	101
Construction	544	(82)	—	—	462
Single tenant lease financing	6,248	605	—	—	6,853
Public finance	—	142	—	—	142
Residential mortgage	754	150	—	—	904
Home equity	102	(4)	—	3	101
Other consumer	1,231	311	(223)	54	1,373
Total	$10,981	$1,035	$(223)	$101	$11,894

	Three Months Ended March 31, 2016
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,367	$16	$—	$—	$1,383
Owner-occupied commercial real estate	476	(1)	—	—	475
Investor commercial real estate	212	(15)	—	—	197
Construction	500	63	—	—	563
Single tenant lease financing	3,931	747	—	—	4,678
Residential mortgage	896	(50)	—	25	871
Home equity	125	(7)	—	2	120
Other consumer	844	193	(149)	45	933
Total	$8,351	$946	$(149)	$72	$9,220

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017, and December 31, 2016.

	Loans			Allowance for Loan Losses
March 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,340	$2,147	$97,487	$1,278	$45	$1,323
Owner-occupied commercial real estate	62,887	—	62,887	635	—	635
Investor commercial real estate	8,510	—	8,510	101	—	101
Construction	49,618	—	49,618	462	—	462
Single tenant lease financing	665,382	—	665,382	6,853	—	6,853
Public finance	77,995	—	77,995	142	—	142
Residential mortgage	244,375	1,639	246,014	904	—	904
Home equity	34,925	—	34,925	101	—	101
Other consumer	188,071	120	188,191	1,373	—	1,373
Total	$1,427,103	$3,906	$1,431,009	$11,849	$45	$11,894

	Loans			Allowance for Loan Losses
December 31, 2016	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$102,437	$—	$102,437	$1,352	$—	$1,352
Owner-occupied commercial real estate	57,668	—	57,668	582	—	582
Investor commercial real estate	13,181	—	13,181	168	—	168
Construction	53,291	—	53,291	544	—	544
Single tenant lease financing	606,568	—	606,568	6,248	—	6,248
Residential mortgage	203,842	1,712	205,554	754	—	754
Home equity	35,036	—	35,036	102	—	102
Other consumer	173,321	128	173,449	1,231	—	1,231
Total	$1,245,344	$1,840	$1,247,184	$10,981	$—	$10,981

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. A description of the general characteristics of the risk grades is as follows:

•	“Pass” - Higher quality loans that do not fit any of the other categories described below.

•	“Special Mention” - Loans that possess some credit deficiency or potential weakness, which deserves close attention.

•
“Substandard” - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

•
“Doubtful” - Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event that lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,570	$5,321	$2,596	$97,487
Owner-occupied commercial real estate	62,238	639	10	62,887
Investor commercial real estate	8,510	—	—	8,510
Construction	49,618	—	—	49,618
Single tenant lease financing	664,036	1,346	—	665,382
Public finance	77,995	—	—	77,995
Total commercial loans	$951,967	$7,306	$2,606	$961,879

	March 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$244,805	$1,209	$246,014
Home equity	34,925	—	34,925
Other consumer	188,136	55	188,191
Total consumer loans	$467,866	$1,264	$469,130

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$99,200	$2,746	$491	$102,437
Owner-occupied commercial real estate	57,657	—	11	57,668
Investor commercial real estate	13,181	—	—	13,181
Construction	53,291	—	—	53,291
Single tenant lease financing	605,190	1,378	—	606,568
Total commercial loans	$828,519	$4,124	$502	$833,145

	December 31, 2016
	Performing	Nonaccrual	Total
Residential mortgage	$204,530	$1,024	$205,554
Home equity	35,036	—	35,036
Other consumer	173,390	59	173,449
Total consumer loans	$412,956	$1,083	$414,039

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$134	$110	$—	$244	$97,243	$97,487	$2,147	$—
Owner-occupied commercial real estate	—	—	—	—	62,887	62,887	—	—
Investor commercial real estate	—	—	—	—	8,510	8,510	—	—
Construction	—	—	—	—	49,618	49,618	—	—
Single tenant lease financing	—	—	—	—	665,382	665,382	—	—
Public finance	—	—	—	—	77,995	77,995	—	—
Residential mortgage	—	—	1,177	1,177	244,837	246,014	1,209	—
Home equity	—	—	—	—	34,925	34,925	—	—
Other consumer	167	115	26	308	187,883	188,191	55	—
Total	$301	$225	$1,203	$1,729	$1,429,280	$1,431,009	$3,411	$—

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$27	$—	$—	$27	$102,410	$102,437	$—	$—
Owner-occupied commercial real estate	—	—	—	—	57,668	57,668	—	—
Investor commercial real estate	—	—	—	—	13,181	13,181	—	—
Construction	—	—	—	—	53,291	53,291	—	—
Single tenant lease financing	—	—	—	—	606,568	606,568	—	—
Residential mortgage	—	347	991	1,338	204,216	205,554	1,024	—
Home equity	—	—	—	—	35,036	35,036	—	—
Other consumer	173	91	25	289	173,160	173,449	59	—
Total	$200	$438	$1,016	$1,654	$1,245,530	$1,247,184	$1,083	$—

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

The following table presents the Company’s impaired loans as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$2,037	$2,037	$—	$—	$—	$—
Residential mortgage	1,639	1,751	—	1,712	1,824	—
Other consumer	120	159	—	128	184	—
Total	3,796	3,947	—	1,840	2,008	—
Loans with a specific valuation allowance
Commercial and industrial	110	110	45	—	—	—
Total	110	110	45	—	—	—
Total impaired loans	$3,906	$4,057	$45	$1,840	$2,008	$—

The table below presents average balances and interest income recognized for impaired loans during the three month periods ended March 31, 2017 and March 31, 2016.

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$535	$—	$—	$—
Residential mortgage	1,692	—	1,068	3
Other consumer	140	—	155	2
Total	2,367	—	1,223	5
Loans with a specific valuation allowance
Commercial and industrial	28	—	—	—
Total	28	—	—	—
Total impaired loans	$2,395	$—	$1,223	$5

As of March 31, 2017 and December 31, 2016, the Company had $0.0 million and less than $0.1 million, respectively, in residential mortgage other real estate owned. There was $1.0 million at both March 31, 2017 and December 31, 2016, in the process of foreclosure.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Land	$2,500	$2,500
Building and improvements	5,626	5,441
Furniture and equipment	7,077	7,079
Less: accumulated depreciation	(5,350)	(4,976)
Total	$9,853	$10,044

Note 6:        Goodwill

As of March 31, 2017 and December 31, 2016, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended March 31, 2017 and December 31, 2016.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2016 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

In connection with the 2021 Debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014 and, unless previously exercised, will expire on June 28, 2021. The Company has the right to force an exercise of the warrant after the 2021 Debenture has been repaid in full if the volume-weighted average price of a share of its common stock exceeds $30.00 for any 20-day period since the issuance date of the 2021 Debenture.

The Company used the Black-Scholes option pricing model to assign a fair value of $0.3 million to the warrant as of June 28, 2013. The following assumptions were used to value the warrant: a risk-free interest rate of 0.66% per the U.S. Treasury yield curve in effect at the date of issuance, an expected dividend yield of 1.19% calculated using the dividend rate and stock price at the date of the issuance, and an expected volatility of 34% based on the estimated volatility of the Company’s stock over the expected term of the warrant, which was estimated to be three years.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	$—	$3,000	$—
2025 Note	10,000	(205)	10,000	(210)
2026 Notes	25,000	(1,180)	25,000	(1,212)
Total	$38,000	$(1,385)	$38,000	$(1,422)

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

The Company recorded $0.3 million and $0.2 million of share-based compensation expense for the three month periods ended March 31, 2017 and 2016, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2017, and activity for the three months ended March 31, 2017.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	49,781	$23.07	16,330	$19.06	—	$—
Granted	42,392	31.00	5,628	31.00	2	30.05
Vested	(19,835)	22.43	(14,413)	18.99	(2)	30.05
Nonvested at March 31, 2017	72,338	$27.89	7,545	$28.10	—	$—

At March 31, 2017, the total unrecognized compensation cost related to nonvested awards was $2.0 million with a weighted-average expense recognition period of 2.4 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2017.

Deferred Stock Rights
Outstanding, beginning of period	82,377
Granted	156
Exercised	—
Outstanding, end of period	82,533

All deferred stock rights granted during the 2017 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2017 or December 31, 2016.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016.

		March 31, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$113,287	$—	$113,287	$—
Municipal securities	92,428	—	92,428	—
Mortgage-backed securities	229,436	—	229,436	—
Asset-backed securities	10,000	—	10,000	—
Corporate securities	21,982	—	21,982	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	470,065	2,932	467,133	—
Loans held-for-sale (mandatory pricing agreements)	8,692	—	8,692	—
Forward contracts	(191)	(191)	—	—
IRLCs	645	—	—	645

		December 31, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$91,896	$—	$91,896	$—
Municipal securities	91,886	—	91,886	—
Mortgage-backed securities	231,641	—	231,641	—
Asset-backed securities	19,534	—	19,534	—
Corporate securities	18,811	—	18,811	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	456,700	2,932	453,768	—
Loans held-for-sale (mandatory pricing agreements)	27,101	—	27,101	—
Forward contracts	438	438	—	—
IRLCs	610	—	—	610

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three month periods ended March 31, 2017 and March 31, 2016.

Three Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2017	$610
Total realized gains
Included in net income	35
Balance, March 31, 2017	$645

Balance, January 1, 2016	$582
Total realized gains
Included in net income	701
Balance, March 31, 2016	$1,283

The following describes valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis as well as the general classification of such assets pursuant to the valuation hierarchy.

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2017 or December 31, 2016.

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	645	Discounted cash flow	Loan closing rates	43% - 99%

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$610	Discounted cash flow	Loan closing rates	43% - 99%

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

Securities Held-to-Maturity

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2017 and December 31, 2016.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2017 and December 31, 2016.

	March 31, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,098	$53,098	$53,098	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Securities held-to-maturity	19,218	18,804	—	18,804	—
Loans held-for-sale (best efforts pricing agreements)	4,510	4,510	—	4,510
Loans	1,433,190	1,429,980	—	—	1,429,980
Accrued interest receivable	6,868	6,868	6,868	—	—
Federal Home Loan Bank of Indianapolis stock	13,050	13,050	—	13,050	—
Deposits	1,557,119	1,534,456	531,294	—	1,003,162
Advances from Federal Home Loan Bank	289,985	277,435	—	277,435	—
Subordinated debt	36,615	39,027	25,520	13,507	—
Accrued interest payable	148	148	148	—	—

	December 31, 2016 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,452	$39,452	$39,452	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Securities held-to-maturity	16,671	16,197	—	16,197	—
Loans	1,250,789	1,244,918	—	—	1,244,918
Accrued interest receivable	6,708	6,708	6,708	—	—
Federal Home Loan Bank of Indianapolis stock	8,910	8,910	—	8,910	—
Deposits	1,462,867	1,441,794	492,435	—	949,359
Advances from Federal Home Loan Bank	189,981	186,258	—	186,258	—
Subordinated debt	36,578	38,425	24,900	13,525	—
Accrued interest payable	112	112	112	—	—

Note 10:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and typically sells a majority of the originated loans into the secondary market. For most of the mortgages it sells in the secondary market, the Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into interest rate lock commitments with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, interest rate lock commitments and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 11 for further information on derivative financial instruments.

During the three months ended March 31, 2017 and 2016, the Company originated mortgage loans held-for-sale of $86.2 million and $108.0 million, respectively, and sold $102.3 million and $117.0 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Gain on loans sold	$1,837	$1,600
Gain resulting from the change in fair value of loans held-for-sale	373	354
Gain (loss) resulting from the change in fair value of derivatives	(594)	300
Net revenue from mortgage banking activities	$1,616	$2,254

Fluctuations in interest rates and changes in IRLC and loan volume within the mortgage banking pipeline may cause volatility in the fair value of loans held-for-sale and the fair value of derivatives used to hedge the mortgage banking pipeline.

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$26,980	$645	$36,311	$610
Forward contracts	—	—	61,000	438

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	37,500	(191)	—	—

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2017 and 2016.

	Amount of gain / (loss) recognized in the three months ended
	March 31, 2017	March 31, 2016
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$35	$701

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(629)	(401)

Note 12:     Recent Accounting Pronouncements

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

The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standard Update 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in its preliminary stages of evaluating the impact of these amendments and currently cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. The Company expects to begin developing processes and procedures during 2017 to ensure it is fully compliant with the amendments at adoption date.

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

For public business entities, the amendments in this Update were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Adoption of this Update had a $0.1 million reduction to the Company’s income tax provision in the first quarter 2017.

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

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements and cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation.

Accounting Standards Update 2017-08, Receivables - Nonrefundable Fees and Other Costs (SubTopic 310-20): Premium Amortization on Purchased Callable Debt Securities (March 2017)

The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The amendments in this Update affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Results of Operations

The following table presents a summary of the Company’s financial performance for the five most recent quarters.

(dollars in thousands except for share and per share data)	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Income Statement Summary:
Net interest income	$11,457	$10,904	$10,338	$9,306	$9,141
Provision for loan losses	1,035	256	2,204	924	946
Noninterest income	2,131	2,891	4,898	3,748	2,540
Noninterest expense	8,698	8,158	8,413	7,875	7,005
Income tax provision	1,023	1,671	1,521	1,421	1,298
Net income	$2,832	$3,710	$3,098	$2,834	$2,432
Per Share Data:
Earnings per share - basic	$0.43	$0.65	$0.55	$0.57	$0.54
Earnings per share - diluted	$0.43	$0.64	$0.55	$0.57	$0.53
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06
Book value per common share	$24.24	$23.76	$24.79	$24.52	$23.98
Tangible book value per common share [1]	$23.52	$23.04	$23.94	$23.67	$22.93
Common shares outstanding	6,497,662	6,478,050	5,533,050	5,533,050	4,497,284
Average common shares outstanding:
Basic	6,547,807	5,722,615	5,597,867	4,972,759	4,541,728
Diluted	6,602,200	5,761,931	5,622,181	4,992,025	4,575,555
Performance Ratios:
Return on average assets	0.60%	0.81%	0.71%	0.71%	0.72%
Return on average shareholders’ equity	7.42%	10.85%	9.08%	9.67%	9.20%
Return on average tangible common equity [1]	7.65%	11.24%	9.41%	10.07%	9.63%
Net interest margin	2.50%	2.42%	2.42%	2.39%	2.78%
Net interest margin - FTE [1,2]	2.57%	2.48%	2.47%	2.43%	2.80%
Capital Ratios:
Total shareholders’ equity to assets	7.67%	8.30%	7.52%	7.97%	7.06%
Tangible common equity to tangible assets ratio [1]	7.46%	8.07%	7.28%	7.72%	6.77%
Tier 1 leverage ratio	8.41%	8.65%	7.62%	8.08%	7.65%
Common equity tier 1 capital ratio	10.88%	11.54%	10.07%	10.66%	9.38%
Tier 1 capital ratio	10.88%	11.54%	10.07%	10.66%	9.38%
Total risk-based capital ratio	14.16%	15.01%	13.67%	12.54%	11.38%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
2 On a fully-taxable equivalent (“FTE”) basis assuming a 35% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

During the first quarter 2017, net income was $2.8 million, or $0.43 per diluted share, compared to first quarter 2016 net income of $2.4 million, or $0.53 per diluted share, representing an increase in net income of $0.4 million, or 16.4%. The comparability of diluted earnings per share between the first quarter 2017 and first quarter 2016 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of an aggregate of 1,980,766 shares of common stock through equity offerings completed during May and December 2016.

The increase in net income in the first quarter 2017 compared to the first quarter 2016 was primarily due to a $2.3 million, or 25.3%, increase in net interest income and a $0.3 million, or 21.2%, decrease in income tax expense, partially offset by a $1.7 million, or 24.2%, increase in noninterest expense, a $0.4 million, or 16.1%, decrease in noninterest income and a $0.1 million, or 9.4%, increase in provision for loan losses.

During the first quarter 2017, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.60% and 7.42%, respectively, compared to 0.72% and 9.20%, respectively, for the first quarter 2016. The decline in ROAA was a result of the Company’s growth in quarterly average assets of $552.9 million, or 40.9%, outpacing the quarterly net income growth of 16.4%.  The decline in ROAE was a result of the Company’s growth in quarterly average shareholders’ equity of $48.5 million, or 45.7%, which also outpaced quarterly net income growth.  The increase in average shareholders’ equity was impacted by the equity offerings completed in May and December 2016 which resulted in net proceeds of $46.2 million of common equity.  While most significant components driving the results of operations were directionally consistent with average asset growth and average shareholders’ equity growth, net income growth was impacted by the decrease in noninterest income driven by lower revenue from mortgage banking activities (see Noninterest Income for further discussion of mortgage banking activities).

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

(dollars in thousands)	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,338,694	$14,156	4.29%	$1,253,756	$13,660	4.33%	$1,020,168	$11,189	4.41%
Securities - taxable	381,522	2,367	2.52%	384,286	2,262	2.34%	202,898	1,169	2.32%
Securities - non-taxable	93,323	697	3.03%	95,044	686	2.87%	22,179	165	2.99%
Other earning assets	45,392	170	1.52%	57,081	156	1.09%	78,291	170	0.87%
Total interest-earning assets	1,858,931	17,390	3.79%	1,790,167	16,764	3.73%	1,323,536	12,693	3.86%

Allowance for loan losses	(11,299)			(10,711)			(8,655)
Noninterest-earning assets	58,104			52,093			37,951
Total assets	$1,905,736			$1,831,549			$1,352,832

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$88,295	$119	0.55%	$83,930	$116	0.55%	$81,338	$111	0.55%
Regular savings accounts	28,333	47	0.67%	28,157	41	0.58%	25,021	36	0.58%
Money market accounts	347,696	696	0.81%	360,166	648	0.72%	350,809	616	0.71%
Certificates and brokered deposits	986,353	3,837	1.58%	973,484	3,862	1.58%	575,976	2,125	1.48%
Total interest-bearing deposits	1,450,677	4,699	1.31%	1,445,737	4,667	1.28%	1,033,144	2,888	1.12%
Other borrowed funds	262,573	1,234	1.91%	213,109	1,193	2.23%	185,618	664	1.44%
Total interest-bearing liabilities	1,713,250	5,933	1.40%	1,658,846	5,860	1.41%	1,218,762	3,552	1.17%
Noninterest-bearing deposits	31,463			30,336			22,899
Other noninterest-bearing liabilities	6,225			6,393			4,893
Total liabilities	1,750,938			1,695,575			1,246,554

Shareholders’ equity	154,798			135,974			106,278
Total liabilities and shareholders’ equity	$1,905,736			$1,831,549			$1,352,832

Net interest income		$11,457			$10,904			$9,141

Interest rate spread [1]			2.39%			2.32%			2.69%
Net interest margin [2]			2.50%			2.42%			2.78%
Net interest margin - FTE [3]			2.57%			2.48%			2.80%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)
3 On a FTE basis assuming a 35% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended March 31, 2017 vs. December 31, 2016 Due to Changes in			Three Months Ended March 31, 2017 vs. March 31, 2016 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,320	$(824)	$496	$4,981	$(2,014)	$2,967
Securities – taxable	(110)	215	105	1,091	107	1,198
Securities – non-taxable	(71)	82	11	530	2	532
Other earning assets	(163)	177	14	(366)	366	—
Total	976	(350)	626	6,236	(1,539)	4,697

Interest expense
Interest-bearing deposits	4	28	32	1,276	535	1,811
Other borrowed funds	868	(827)	41	319	251	570
Total	872	(799)	73	1,595	786	2,381

Increase (decrease) in net interest income	$104	$449	$553	$4,641	$(2,325)	$2,316

Net interest income for the first quarter 2017 was $11.5 million, an increase of $2.3 million, or 25.3%, compared to $9.1 million for the first quarter 2016. The increase in net interest income was the result of a $4.7 million, or 37.0%, increase in total interest income to $17.4 million for the first quarter 2017 from $12.7 million for the first quarter 2016. The increase in total interest income was partially offset by a $2.4 million, or 67.0%, increase in total interest expense to $5.9 million for the first quarter 2017 from $3.6 million for the first quarter 2016.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $318.5 million, or 31.2%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 12 basis points (“bps”) in the yield on loans, including loans held-for-sale. In addition, the average balance of securities increased $249.8 million, or 111.0%, and the yield earned on the securities portfolio increased 24 bps for the first quarter 2017 compared to the first quarter 2016.

The increase in total interest expense was driven primarily by an increase of $417.5 million, or 40.4%, in the average balance of interest-bearing deposits for the first quarter 2017 compared to the first quarter 2016, as well as a 19 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was primarily due to a $419.9 million, or 74.6%, increase in average certificates of deposits balances and a 14 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $77.0 million, or 41.5%, increase in the average balance of other borrowed funds for the first quarter 2017 compared to the first quarter 2016 as well as an increase of 47 bps in the cost of other borrowed funds. Included in the increase in the average balance of other borrowed funds was the Company’s issuance of $25.0 million of subordinated notes during September 2016 with a current fixed interest rate of 6.00%. Additionally, the average balance of the Federal Home Loan Bank advances increased $53.1 million, or 30.7%, and the related cost of funds increased 12 bps compared to first quarter 2016.

Net interest margin (“NIM”) was 2.50% for the first quarter 2017 compared to 2.78% for the first quarter 2016. The decline in NIM for the first quarter 2017 compared to the first quarter 2016 was driven primarily by an increase of 23 bps in the cost of interest-bearing liabilities as well as the decline of 7 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.57% for the first quarter 2017 compared to 2.80% for the first quarter 2016.

Noninterest Income

The following table presents noninterest income for the five most recent quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Service charges and fees	$211	$196	$207	$215	$200
Mortgage banking activities	1,616	2,407	4,442	3,295	2,254
Gain on sale of securities	—	—	—	177	—
Gain (loss) on asset disposals	(2)	(4)	5	(48)	(16)
Other	306	292	244	109	102
Total noninterest income	$2,131	$2,891	$4,898	$3,748	$2,540

During the first quarter 2017, noninterest income was $2.1 million, representing a decrease of $0.4 million, or 16.1%, compared to $2.5 million for the first quarter 2016. The decrease in noninterest income was primarily driven by a decrease of $0.6 million, or 28.3%, in revenue from mortgage banking activities. In the first quarter 2017 as compared to first quarter 2016, there was a decline in mortgages held-for-sale (“HFS”) commitment/lock and sale activity, a decline in gain on sale margins, and an increased percentage of mortgages HFS being sold through best efforts as opposed to mandatory commitments, which resulted in a timing difference related to revenue recognition. Historically, a large percentage of the mortgages originated by the Company had been conventional 15- and 30-year fixed rate mortgages, which are sold in the secondary market. With the increase in conventional mortgage interest rates since fourth quarter 2016, the Company has seen a shift in consumer behavior with a preference for adjustable rate mortgages, which are typically held for investment on the balance sheet. Accordingly, portfolio mortgage originations increased during the first quarter 2017 compared to first quarter 2016 while mortgages HFS volume declined, contributing to the decline in revenue from mortgage banking activities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Salaries and employee benefits	$5,073	$4,610	$4,550	$4,329	$3,898
Marketing, advertising and promotion	518	471	454	434	464
Consulting and professional services	813	709	901	895	638
Data processing	237	292	286	275	274
Loan expenses	214	267	240	200	184
Premises and equipment	953	955	983	963	798
Deposit insurance premium	315	344	420	215	180
Other	575	510	579	564	569
Total noninterest expense	$8,698	$8,158	$8,413	$7,875	$7,005

Noninterest expense for the first quarter 2017 was $8.7 million, compared to $7.0 million for the first quarter 2016. The increase of $1.7 million, or 24.2%, compared to the first quarter 2016 was primarily due to an increase of $1.2 million in salaries and employee benefits, an increase of $0.2 million in consulting and professional services, an increase of $0.2 million in premises and equipment and an increase of $0.1 million in deposit insurance premium. The increase in salaries and employee benefits resulted from personnel growth and higher claims experience related to medical, prescription drug and dental insurance. The increase in consulting and professional fees were due to expenses incurred in the normal course of business commensurate with the Company’s growth. The increase in premises and equipment was due to the Company’s build out of its corporate headquarters facility and further investments in technology. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance.

Income tax provision was $1.0 million for the first quarter 2017, resulting in an effective tax rate of 26.5%, compared to $1.3 million and an effective tax rate of 34.8% for the first quarter 2016. The decrease in the effective tax rate was due primarily to an increase in tax-exempt earning assets resulting from growth in the municipal bond portfolio and public finance loan portfolio as well as a $0.1 million income tax benefit associated with equity compensation vesting events that occurred during the first quarter 2017.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total assets	$2,052,803	$1,854,335	$1,824,196	$1,702,468	$1,527,719
Loans	1,433,190	1,250,789	1,198,932	1,111,622	1,040,683
Securities available-for-sale	470,065	456,700	470,978	433,806	315,311
Securities held-to-maturity	19,218	16,671	5,500	—	—
Loans held-for-sale	13,202	27,101	32,471	44,503	29,491
Noninterest-bearing deposits	34,427	31,166	32,938	28,066	28,945
Interest-bearing deposits	1,522,692	1,431,701	1,460,663	1,360,867	1,214,233
Total deposits	1,557,119	1,462,867	1,493,601	1,388,933	1,243,178
Total shareholders’ equity	157,491	153,942	137,154	135,679	107,830

Total assets increased $198.5 million, or 10.7%, to $2.1 billion at March 31, 2017 compared to $1.9 billion at December 31, 2016. Balance sheet expansion during the first quarter 2017 was primarily driven by strong loan growth as loan balances increased $182.4 million, or 14.6%, compared to December 31, 2016.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Commercial loans
Commercial and industrial	$97,487	6.8%	$102,437	8.2%	$107,250	8.9%	$111,130	10.0%	$106,431	10.2%
Owner-occupied commercial real estate	62,887	4.4%	57,668	4.6%	45,540	3.8%	46,543	4.2%	47,010	4.5%
Investor commercial real estate	8,510	0.6%	13,181	1.1%	12,752	1.1%	12,976	1.2%	14,756	1.4%
Construction	49,618	3.5%	53,291	4.3%	56,391	4.7%	53,368	4.8%	52,591	5.1%
Single tenant lease financing	665,382	46.4%	606,568	48.5%	571,972	47.6%	500,937	45.1%	445,534	42.8%
Public finance	77,995	5.4%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total commercial loans	961,879	67.1%	833,145	66.7%	793,905	66.1%	724,954	65.3%	666,322	64.0%
Consumer loans
Residential mortgage	246,014	17.2%	205,554	16.4%	200,889	16.8%	202,107	18.2%	208,636	20.1%
Home equity	34,925	2.4%	35,036	2.8%	37,849	3.2%	38,981	3.5%	40,000	3.8%
Other consumer	188,191	13.1%	173,449	13.8%	163,158	13.6%	141,756	12.7%	121,323	11.7%
Total consumer loans	469,130	32.7%	414,039	33.0%	401,896	33.6%	382,844	34.4%	369,959	35.6%
Deferred loan origination costs and premiums and discounts on purchased loans	2,181	0.2%	3,605	0.3%	3,131	0.3%	3,824	0.3%	4,402	0.4%
Total loans	1,433,190	100.0%	1,250,789	100.0%	1,198,932	100.0%	1,111,622	100.0%	1,040,683	100.0%
Allowance for loan losses	(11,894)		(10,981)		(10,561)		(10,016)		(9,220)
Net loans	$1,421,296		$1,239,808		$1,188,371		$1,101,606		$1,031,463

Total loans rose to $1.4 billion as of March 31, 2017, an increase of $182.4 million, or 14.6%, compared to December 31, 2016. The growth in commercial loan balances was impacted by production in the Company’s new public finance lending area with balances totaling $78.0 million at quarter end. Furthermore, production in single tenant lease financing remained strong as balances increased $58.8 million, or 9.7%, compared to December 31, 2016. The growth in consumer loans was driven by the recent rise in conventional mortgage interest rates, leading to a shift in consumer behavior with a preference for adjustable rate mortgages (“ARMs”) since late 2016. The Company’s residential mortgage portfolio, which includes ARMs, increased $40.5 million, or 19.7%, compared to December 31, 2016. Furthermore, other consumer loan balances increased $14.7 million, or 8.5%, compared to December 31, 2016, driven primarily by increased production in trailer, recreational vehicle and home improvement loans.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Nonaccrual loans
Commercial loans:
Commercial and industrial	$2,147	$—	$—	$4,716	$—
Total commercial loans	2,147	—	—	4,716	—
Consumer loans:
Residential mortgage	1,209	1,024	1,025	844	103
Other consumer	55	59	108	74	69
Total consumer loans	1,264	1,083	1,133	918	172
Total nonaccrual loans	3,411	1,083	1,133	5,634	172

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	—	—	195
Other consumer	—	—	—	5	—
Total consumer loans	—	—	—	5	195
Total past due 90 days and accruing loans	—	—	—	5	195

Total nonperforming loans	3,411	1,083	1,133	5,639	367

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	—	45	45	—	—
Total other real estate owned	4,488	4,533	4,533	4,488	4,488

Other nonperforming assets	93	85	69	46	75

Total nonperforming assets	$7,992	$5,701	$5,735	$10,173	$4,930

Total nonperforming loans to total loans	0.24%	0.09%	0.09%	0.51%	0.04%
Total nonperforming assets to total assets	0.39%	0.31%	0.31%	0.60%	0.32%
Allowance for loan losses to total loans	0.83%	0.88%	0.88%	0.90%	0.89%
Allowance for loan losses to nonperforming loans	348.7%	1,013.9%	932.1%	177.6%	2,512.3%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five quarters.

(dollars in thousands)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Troubled debt restructurings – nonaccrual	$—	$—	$1	$—	$—
Troubled debt restructurings – performing	$496	$757	$1,067	$1,082	$1,100
Total troubled debt restructurings	$496	$757	$1,068	$1,082	$1,100

The increase of $2.3 million, or 40.2%, in total nonperforming assets as of March 31, 2017 compared to December 31, 2016 was due primarily to an increase in nonaccrual loans. Total nonperforming loans increased $2.3 million, or 215.0%, to $3.4 million as of March 31, 2017 compared to $1.1 million as of December 31, 2016. This increase was primarily driven by a $1.9 million commercial and industrial credit that was placed on nonaccrual status during the quarter. As a result, the ratio of nonperforming loans to total loans increased to 0.24% as of March 31, 2017 compared to 0.09% as of December 31, 2016. The ratio of nonperforming assets to total assets also increased to 0.39% as of March 31, 2017 compared to 0.31% as of December 31, 2016 due primarily to the increase in nonaccrual loans.

As of March 31, 2017 and December 31, 2016, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of December 31, 2016, the Company also had residential mortgage other real estate owned of less than $0.1 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Balance, beginning of period	$10,981	$10,561	$10,016	$9,220	$8,351
Provision charged to expense	1,035	256	2,204	924	946
Losses charged off	(223)	(71)	(1,737)	(232)	(149)
Recoveries	101	235	78	104	72
Balance, end of period	$11,894	$10,981	$10,561	$10,016	$9,220

Net charge-offs (recoveries) to average loans	0.04%	(0.05)%	0.57%	0.05%	0.03%

The allowance for loan losses was $11.9 million as of March 31, 2017, compared to $11.0 million as of December 31, 2016. The increase of $0.9 million, or 8.3%, was due primarily to the growth in single tenant lease financing, public finance and residential mortgage loan balances. During the first quarter 2017, the Company recorded net charge-offs of $0.1 million, compared to net charge-offs of $0.1 million during the first quarter 2016. The net charge-offs for both the first quarter 2017 and 2016 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans decreased to 0.83% as of March 31, 2017, compared to 0.88% as of December 31, 2016. The decline in the allowance as a percentage of total loans was due primarily to the growth in the public finance and residential mortgage portfolios as these loan categories have lower loss reserve factors than other commercial and consumer loan types, except for home equity loans. Due to the increase in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans decreased to 348.7% as of March 31, 2017, compared to 1,013.9% as of December 31, 2016.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$113,933	$92,599	$85,630	$75,133	$60,511
Municipal securities	97,578	97,647	96,665	78,594	35,016
Mortgage-backed securities	235,879	238,354	244,780	233,886	177,337
Asset-backed securities	9,873	19,470	19,464	19,457	19,451
Corporate securities	23,107	20,000	20,000	20,000	20,000
Other securities	3,000	3,000	3,000	3,000	3,000
Total available-for-sale	483,370	471,070	469,539	430,070	315,315
Securities held-to-maturity
Municipal securities	10,169	10,171	—	—	—
Corporate securities	9,049	6,500	5,500	—	—
Total held-to-maturity	19,218	16,671	5,500	—	—
Total securities	$502,588	$487,741	$475,039	$430,070	$315,315

(dollars in thousands)
Approximate Fair Value	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$113,287	$91,896	$85,990	$75,678	$60,792
Municipal securities	92,428	91,886	97,501	80,798	35,639
Mortgage-backed securities	229,436	231,641	246,085	235,911	177,989
Asset-backed securities	10,000	19,534	19,496	19,332	18,892
Corporate securities	21,982	18,811	18,880	19,074	18,978
Other securities	2,932	2,932	3,026	3,013	3,021
Total available-for-sale	470,065	456,700	470,978	433,806	315,311
Securities held-to-maturity
Municipal securities	9,703	9,673	—	—	—
Corporate securities	9,101	6,524	5,578	—	—
Total held-to-maturity	18,804	16,197	5,578	—	—
Total securities	$488,869	$472,897	$476,556	$433,806	$315,311

The approximate fair value of investment securities available-for-sale increased $13.4 million, or 2.9%, to $470.1 million as of March 31, 2017 compared to $456.7 million as of December 31, 2016. The increase was due primarily to increases of $21.4 million in U.S. Government-sponsored agencies and $3.2 million in corporate securities, offset by a decline of $9.5 million in asset-backed securities. The increases in U.S. Government-sponsored agencies and corporate securities were due primarily to purchases of floating rate instruments during the quarter. The decline in asset-backed securities were due to certain securities that were called by the issuer during the quarter. As of March 31, 2017, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $16.7 million as of December 31, 2016.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Noninterest-bearing deposits	$34,427	2.2%	$31,166	2.1%	$32,938	2.2%	$28,066	2.0%	$28,945	2.3%
Interest-bearing demand deposits	94,461	6.1%	93,074	6.4%	84,939	5.7%	83,031	6.0%	89,180	7.2%
Regular savings accounts	31,291	2.0%	27,955	1.9%	27,661	1.8%	28,900	2.1%	27,279	2.2%
Money market accounts	371,115	23.8%	340,240	23.3%	364,517	24.4%	373,932	26.9%	366,195	29.5%
Certificates of deposits	1,023,294	65.7%	964,819	65.9%	970,684	65.0%	862,150	62.1%	718,733	57.8%
Brokered deposits	2,531	0.2%	5,613	0.4%	12,862	0.9%	12,854	0.9%	12,846	1.0%
Total deposits	$1,557,119	100.0%	$1,462,867	100.0%	$1,493,601	100.0%	$1,388,933	100.0%	$1,243,178	100.0%

Total deposits increased $94.3 million, or 6.4%, to $1.6 billion as of March 31, 2017 compared to $1.5 billion as of December 31, 2016. This increase was due primarily to increases of $58.5 million, or 6.1%, in certificates of deposits, $30.9 million, or 9.1%, in money market accounts, $3.3 million, or 11.9%, in regular savings accounts, $3.3 million, or 10.5%, in noninterest-bearing deposits and $1.4 million, or 1.5%, in interest-bearing demand deposits.

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

As of March 31, 2017, approximately $21.6 million remained available for sale under the ATM Program.

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

Recent Debt Offerings

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

The following tables present actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$161,037	10.88%	$85,090	5.75%	$103,588	7.00%	N/A	N/A
Bank	166,200	11.27%	84,797	5.75%	103,231	7.00%	$95,857	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	161,037	10.88%	107,288	7.25%	125,786	8.50%	N/A	N/A
Bank	166,200	11.27%	106,917	7.25%	125,352	8.50%	117,978	8.00%
Total capital to risk-weighted assets
Consolidated	209,546	14.16%	136,885	9.25%	155,382	10.50%	N/A	N/A
Bank	178,094	12.08%	136,412	9.25%	154,846	10.50%	147,472	10.00%
Leverage ratio
Consolidated	161,037	8.41%	76,631	4.00%	76,631	4.00%	N/A	N/A
Bank	166,200	8.69%	76,498	4.00%	76,498	4.00%	95,622	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$158,479	11.54%	$70,366	5.13%	$96,110	7.00%	N/A	N/A
Bank	162,617	11.88%	70,145	5.13%	95,807	7.00%	$88,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	158,479	11.54%	90,961	6.63%	116,705	8.50%	N/A	N/A
Bank	162,617	11.88%	90,675	6.63%	116,337	8.50%	109,494	8.00%
Total capital to risk-weighted assets
Consolidated	206,038	15.01%	118,421	8.63%	144,165	10.50%	N/A	N/A
Bank	173,598	12.68%	118,048	8.63%	143,711	10.50%	136,868	10.00%
Leverage ratio
Consolidated	158,479	8.65%	73,311	4.00%	73,311	4.00%	N/A	N/A
Bank	162,617	8.89%	73,186	4.00%	73,186	4.00%	91,483	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend for the first quarter 2017 of $0.06 per share of common stock payable April 17, 2017 to shareholders of record as of March 31, 2017. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2017, the Company had $38.0 million principal amount of subordinated debt outstanding pursuant to the 2021 Debenture, the 2025 Note, and the 2026 Notes. The agreements under which subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2017, on a consolidated basis, the Company had $523.4 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $13.2 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2017, the Bank had the ability to borrow an additional $172.3 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2017, the Company, on an unconsolidated basis, had $27.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2017, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $146.1 million. Certificates of deposits scheduled to mature in one year or less at March 31, 2017 totaled $485.5 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total equity - GAAP	$157,491	$153,942	$137,154	$135,679	$107,830
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$152,804	$149,255	$132,467	$130,992	$103,143

Total assets - GAAP	$2,052,803	$1,854,335	$1,824,196	$1,702,468	$1,527,719
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$2,048,116	$1,849,648	$1,819,509	$1,697,781	$1,523,032

Total common shares outstanding	6,497,662	6,478,050	5,533,050	5,533,050	4,497,284

Book value per common share	$24.24	$23.76	$24.79	$24.52	$23.98
Effect of goodwill	(0.72)	(0.72)	(0.85)	(0.85)	(1.05)
Tangible book value per common share	$23.52	$23.04	$23.94	$23.67	$22.93

Total shareholders’ equity to assets ratio	7.67%	8.30%	7.52%	7.97%	7.06%
Effect of goodwill	(0.21)%	(0.23)%	(0.24)%	(0.25)%	(0.29)%
Tangible common equity to tangible assets ratio	7.46%	8.07%	7.28%	7.72%	6.77%

Total average equity - GAAP	$154,798	$135,974	$133,666	$117,913	$106,278
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$150,111	$131,287	$128,979	$113,226	$101,591

Return on average shareholders’ equity	7.42%	10.85%	9.08%	9.67%	9.20%
Effect of goodwill	0.23%	0.39%	0.33%	0.40%	0.43%
Return on average tangible common equity	7.65%	11.24%	9.41%	10.07%	9.63%

Net interest income	$11,457	$10,904	$10,338	$9,306	$9,141
Adjustments:
Fully-taxable equivalent adjustments [1]	306	256	239	144	69
Net interest income - FTE	$11,763	$11,160	$10,577	$9,450	$9,210

Net interest margin	2.50%	2.42%	2.42%	2.39%	2.78%
Effect of fully-taxable equivalent adjustments [1]	0.07%	0.06%	0.05%	0.04%	0.02%
Net interest margin - FTE	2.57%	2.48%	2.47%	2.43%	2.80%

1 Assuming a 35% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from its mortgage loans held-for-sale. At March 31, 2017 and December 31, 2016, the Company had commitments to sell residential real estate loans of $37.5 million and $61.0 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2017, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	1.57%	0.49%	1.14%
EVE	4.95%	(9.60)%	(19.43)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 to January 31, 2017	—	$—
February 1 to February 28, 2017	—	—
March 1 to March 31, 2017	5,851	29.50
Total	5,851	$29.50

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

4.6	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
10.1	First Internet Bancorp Annual Bonus Plan
10.2	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: May 3, 2017	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: May 3, 2017	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
4.1	Warrant to purchase common stock dated June 28, 2013	Incorporated by Reference
4.2	Form of Senior Indenture	Incorporated by Reference
4.3	Form of Subordinated Indenture	Incorporated by Reference
4.4	Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.5	First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee	Incorporated by Reference
4.6	Form of Global Note representing 6.0% Subordinated Notes due 2026	Incorporated by Reference
10.1	First Internet Bancorp Annual Bonus Plan	Filed Electronically
10.2	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically