Form 10-Q
period 2017-06-30
First Internet Bancorp
filed 2017-08-03
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2017
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

As of July 28, 2017, the registrant had 6,513,577 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$5,425	$2,282
Interest-bearing deposits	60,818	37,170
Total cash and cash equivalents	66,243	39,452
Interest-bearing time deposits	—	250
Securities available-for-sale, at fair value (amortized cost of $499,089 and $471,070 in 2017 and 2016, respectively)	489,775	456,700
Securities held-to-maturity, at amortized cost (fair value of $19,004 and $16,197 in 2017 and 2016, respectively)	19,215	16,671
Loans held-for-sale (includes $16,996 and $27,101 at fair value in 2017 and 2016, respectively)	27,335	27,101
Loans	1,698,421	1,250,789
Allowance for loan losses	(13,194)	(10,981)
Net loans	1,685,227	1,239,808
Accrued interest receivable	8,479	6,708
Federal Home Loan Bank of Indianapolis stock	19,575	8,910
Cash surrender value of bank-owned life insurance	34,602	24,195
Premises and equipment, net	9,667	10,044
Goodwill	4,687	4,687
Other real estate owned	4,488	4,533
Accrued income and other assets	11,978	15,276
Total assets	$2,381,271	$1,854,335
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$36,636	$31,166
Interest-bearing deposits	1,695,476	1,431,701
Total deposits	1,732,112	1,462,867
Advances from Federal Home Loan Bank	435,183	189,981
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,348 and $1,422 in 2017 and 2016, respectively	36,652	36,578
Accrued interest payable	210	112
Accrued expenses and other liabilities	13,284	10,855
Total liabilities	2,217,441	1,700,393
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 6,513,577 and 6,478,050 shares issued and outstanding in 2017 and 2016, respectively	119,883	119,506
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	49,738	43,704
Accumulated other comprehensive loss	(5,791)	(9,268)
Total shareholders’ equity	163,830	153,942
Total liabilities and shareholders’ equity	$2,381,271	$1,854,335

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Loans	$16,416	$11,661	$30,572	$22,850
Securities – taxable	2,566	1,747	4,933	2,916
Securities – non-taxable	696	368	1,393	533
Other earning assets	297	195	467	365
Total interest income	19,975	13,971	37,365	26,664
Interest Expense
Deposits	5,324	3,930	10,023	6,818
Other borrowed funds	1,677	735	2,911	1,399
Total interest expense	7,001	4,665	12,934	8,217
Net Interest Income	12,974	9,306	24,431	18,447
Provision for Loan Losses	1,322	924	2,357	1,870
Net Interest Income After Provision for Loan Losses	11,652	8,382	22,074	16,577
Noninterest Income
Service charges and fees	220	215	431	415
Mortgage banking activities	2,155	3,295	3,771	5,549
Gain on sale of securities	—	177	—	177
Other	361	61	665	147
Total noninterest income	2,736	3,748	4,867	6,288
Noninterest Expense
Salaries and employee benefits	5,193	4,329	10,266	8,227
Marketing, advertising and promotion	544	434	1,062	898
Consulting and professional services	764	895	1,577	1,533
Data processing	245	275	482	549
Loan expenses	248	200	462	384
Premises and equipment	1,025	963	1,978	1,761
Deposit insurance premium	300	215	615	395
Other	604	564	1,179	1,133
Total noninterest expense	8,923	7,875	17,621	14,880
Income Before Income Taxes	5,465	4,255	9,320	7,985
Income Tax Provision	1,464	1,421	2,487	2,719
Net Income	$4,001	$2,834	$6,833	$5,266
Income Per Share of Common Stock
Basic	$0.61	$0.57	$1.04	$1.11
Diluted	$0.61	$0.57	$1.04	$1.10
Weighted-Average Number of Common Shares Outstanding
Basic	6,583,515	4,972,759	6,565,760	4,757,243
Diluted	6,597,991	4,992,025	6,599,681	4,782,700
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$4,001	$2,834	$6,833	$5,266
Other comprehensive income
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive income before income tax	3,991	3,917	5,056	5,791
Reclassification adjustment for gains realized	—	(177)	—	(177)
Other comprehensive income before income tax	3,991	3,740	5,056	5,614
Income tax provision	1,507	1,331	1,579	1,998
Other comprehensive income	2,484	2,409	3,477	3,616
Comprehensive income	$6,485	$5,243	$10,310	$8,882

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2017
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$119,506	$43,704	$(9,268)	$153,942
Net income	—	6,833	—	6,833
Other comprehensive income	—	—	3,477	3,477
Dividends declared ($0.12 per share)	—	(799)	—	(799)
Recognition of the fair value of share-based compensation	532	—	—	532
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	18	—	—	18
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, June 30, 2017	$119,883	$49,738	$(5,791)	$163,830

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$6,833	$5,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,468	1,468
Increase in cash surrender value of bank-owned life insurance	(407)	(205)
Provision for loan losses	2,357	1,870
Share-based compensation expense	532	358
Gain from sale of available-for-sale securities	—	(177)
Loans originated for sale	(195,126)	(259,095)
Proceeds from sale of loans	198,840	256,592
Gain on loans sold	(3,423)	(4,496)
Increase in fair value of loans held-for-sale	(525)	(986)
Loss (gain) on derivatives	177	(67)
Net change in accrued income and other assets	(214)	(3,942)
Net change in accrued expenses and other liabilities	887	1,485
Net cash provided by (used in) operating activities	12,399	(1,929)
Investing Activities
Net loan activity, excluding purchases	(425,497)	(136,643)
Proceeds from sale of other real estate owned	30	—
Net change in interest-bearing time deposits	250	750
Maturities and calls of securities available-for-sale	36,658	16,303
Proceeds from sale of securities available-for-sale	—	49,430
Purchase of securities available-for-sale	(64,677)	(272,129)
Purchase of securities held-to-maturity	(2,550)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(10,665)	—
Purchase of bank-owned life insurance	(10,000)	—
Purchase of premises and equipment	(369)	(1,653)
Loans purchased	(22,279)	(21,325)
Net cash used in investing activities	(499,099)	(365,267)
Financing Activities
Net increase in deposits	269,245	432,879
Cash dividends paid	(776)	(538)
Proceeds from advances from Federal Home Loan Bank	387,000	40,000
Repayment of advances from Federal Home Loan Bank	(141,805)	(83,000)
Net proceeds from common stock issuance	—	22,754
Other, net	(173)	(43)
Net cash provided by financing activities	513,491	412,052
Net Increase in Cash and Cash Equivalents	26,791	44,856
Cash and Cash Equivalents, Beginning of Period	39,452	25,152
Cash and Cash Equivalents, End of Period	$66,243	$70,008
Supplemental Disclosures
Cash paid during the period for interest	$12,836	$8,196
Cash paid during the period for taxes	81	2,911
Cash dividends declared, paid in subsequent period	391	331
Securities purchased during the period, settled in subsequent period	1,635	8,705

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or any other period. The June 30, 2017 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share
Net income	$4,001	$2,834	$6,833	$5,266
Weighted-average common shares	6,583,515	4,972,759	6,565,760	4,757,243
Basic earnings per common share	$0.61	$0.57	$1.04	$1.11
Diluted earnings per share
Net income	$4,001	$2,834	$6,833	$5,266
Weighted-average common shares	6,583,515	4,972,759	6,565,760	4,757,243
Dilutive effect of warrants	6,539	9,743	12,208	10,518
Dilutive effect of equity compensation	7,937	9,523	21,713	14,939
Weighted-average common and incremental shares	6,597,991	4,992,025	6,599,681	4,782,700
Diluted earnings per common share	$0.61	$0.57	$1.04	$1.10
Number of warrants excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the Company’s common stock during the period	—	—	—	—

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$129,926	$364	$(608)	$129,682
Municipal securities	97,508	276	(2,713)	95,071
Mortgage-backed securities	231,591	54	(5,531)	226,114
Asset-backed securities	9,946	54	—	10,000
Corporate securities	27,118	14	(1,172)	25,960
Other securities	3,000	—	(52)	2,948
Total available-for-sale	$499,089	$762	$(10,076)	$489,775

	June 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,168	$25	$(346)	$9,847
Corporate securities	9,047	126	(16)	9,157
Total held-to-maturity	$19,215	$151	$(362)	$19,004

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$92,599	$167	$(870)	$91,896
Municipal securities	97,647	85	(5,846)	91,886
Mortgage-backed securities	238,354	—	(6,713)	231,641
Asset-backed securities	19,470	65	(1)	19,534
Corporate securities	20,000	—	(1,189)	18,811
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$471,070	$317	$(14,687)	$456,700

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,171	$—	$(498)	$9,673
Corporate securities	6,500	24	—	6,524
Total held-to-maturity	$16,671	$24	$(498)	$16,197

The carrying value of securities at June 30, 2017 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$1,344	$1,316
Five to ten years	45,868	45,194
After ten years	207,340	204,203
	254,552	250,713
Mortgage-backed securities	231,591	226,114
Asset-backed securities	9,946	10,000
Other securities	3,000	2,948
Total	$499,089	$489,775

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$12,446	$12,431
After ten years	6,769	6,573
Total	$19,215	$19,004

There were no sales of available-for-sale securities that resulted in gross gains or gross losses during the three and six months ended June 30, 2017. Gross gains of $0.2 million and gross losses of $0.0 million resulted from sales of available-for-sale securities during the three and six months ended June 30, 2016.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2017 and December 31, 2016 was $386.4 million and $422.9 million, which was approximately 76% and 89%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2017.

The following tables show the available-for-sale and held-to-maturity securities portfolios’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$54,696	$(497)	$8,652	$(111)	$63,348	$(608)
Municipal securities	70,509	(2,573)	2,109	(140)	72,618	(2,713)
Mortgage-backed securities	191,761	(4,734)	22,075	(797)	213,836	(5,531)
Corporate securities	3,948	(65)	18,893	(1,107)	22,841	(1,172)
Other securities	2,948	(52)	—	—	2,948	(52)
Total	$323,862	$(7,921)	$51,729	$(2,155)	$375,591	$(10,076)

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,269	$(346)	$—	$—	$8,269	$(346)
Corporate securities	2,531	(16)	—	—	2,531	(16)
Total	$10,800	$(362)	$—	$—	$10,800	$(362)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,625	$(840)	$260	$(30)	$68,885	$(870)
Municipal securities	86,424	(5,846)	—	—	86,424	(5,846)
Mortgage-backed securities	231,641	(6,713)	—	—	231,641	(6,713)
Asset-backed securities	—	—	4,520	(1)	4,520	(1)
Corporate securities	—	—	18,811	(1,189)	18,811	(1,189)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$389,622	$(13,467)	$23,591	$(1,220)	$413,213	$(14,687)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,673	$(498)	$—	$—	$9,673	$(498)
Total	$9,673	$(498)	$—	$—	$9,673	$(498)

There were no amounts reclassified from accumulated other comprehensive loss during the three and six months ended June 30, 2017. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the three and six months ended June 30, 2016 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized gains and losses on securities available-for-sale
Gain realized in earnings	$177	$177	Gain on sale of securities
Total reclassified amount before tax	177	177	Income Before Income Taxes
Tax expense	60	60	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$117	$117	Net Income

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

Categories of loans include:

	June 30, 2017	December 31, 2016
Commercial loans
Commercial and industrial	$110,379	$102,437
Owner-occupied commercial real estate	66,952	57,668
Investor commercial real estate	10,062	13,181
Construction	45,931	53,291
Single tenant lease financing	747,790	606,568
Public finance	179,873	—
Total commercial loans	1,160,987	833,145
Consumer loans
Residential mortgage	292,997	205,554
Home equity	33,312	35,036
Other consumer	208,602	173,449
Total consumer loans	534,911	414,039
Total commercial and consumer loans	1,695,898	1,247,184
Deferred loan origination costs and premiums and discounts on purchased loans	2,523	3,605
Total loans	1,698,421	1,250,789
Allowance for loan losses	(13,194)	(10,981)
Net loans	$1,685,227	$1,239,808

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

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. A secured loan is generally charged down to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest. A home improvement loan generally is charged off no later than when it is 90 days past due as to principal or interest. The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,323	$205	$—	$25	$1,553
Owner-occupied commercial real estate	635	81	—	—	716
Investor commercial real estate	101	8	—	—	109
Construction	462	(67)	—	—	395
Single tenant lease financing	6,853	550	—	—	7,403
Public finance	142	220	—	—	362
Residential mortgage	904	85	—	2	991
Home equity	101	(38)	—	17	80
Other consumer	1,373	278	(170)	104	1,585
Total	$11,894	$1,322	$(170)	$148	$13,194

	Six Months Ended June 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$132	$—	$69	$1,553
Owner-occupied commercial real estate	582	134	—	—	716
Investor commercial real estate	168	(59)	—	—	109
Construction	544	(149)	—	—	395
Single tenant lease financing	6,248	1,155	—	—	7,403
Public finance	—	362	—	—	362
Residential mortgage	754	235	—	2	991
Home equity	102	(42)	—	20	80
Other consumer	1,231	589	(393)	158	1,585
Total	$10,981	$2,357	$(393)	$249	$13,194

	Three Months Ended June 30, 2016
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,383	$451	$—	$—	$1,834
Owner-occupied commercial real estate	475	(14)	—	—	461
Investor commercial real estate	197	(26)	—	—	171
Construction	563	(8)	—	—	555
Single tenant lease financing	4,678	381	—	—	5,059
Residential mortgage	871	42	(134)	2	781
Home equity	120	30	(33)	4	121
Other consumer	933	68	(65)	98	1,034
Total	$9,220	$924	$(232)	$104	$10,016

	Six Months Ended June 30, 2016
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,367	$467	$—	$—	$1,834
Owner-occupied commercial real estate	476	(15)	—	—	461
Investor commercial real estate	212	(41)	—	—	171
Construction	500	55	—	—	555
Single tenant lease financing	3,931	1,128	—	—	5,059
Residential mortgage	896	(8)	(134)	27	781
Home equity	125	23	(33)	6	121
Other consumer	844	261	(214)	143	1,034
Total	$8,351	$1,870	$(381)	$176	$10,016

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017, and December 31, 2016.

	Loans			Allowance for Loan Losses
June 30, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,530	$1,849	$110,379	$1,508	$45	$1,553
Owner-occupied commercial real estate	66,952	—	66,952	716	—	716
Investor commercial real estate	10,062	—	10,062	109	—	109
Construction	45,931	—	45,931	395	—	395
Single tenant lease financing	747,790	—	747,790	7,403	—	7,403
Public finance	179,873	—	179,873	362	—	362
Residential mortgage	291,363	1,634	292,997	991	—	991
Home equity	33,312	—	33,312	80	—	80
Other consumer	208,510	92	208,602	1,585	—	1,585
Total	$1,692,323	$3,575	$1,695,898	$13,149	$45	$13,194

	Loans			Allowance for Loan Losses
December 31, 2016	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$102,437	$—	$102,437	$1,352	$—	$1,352
Owner-occupied commercial real estate	57,668	—	57,668	582	—	582
Investor commercial real estate	13,181	—	13,181	168	—	168
Construction	53,291	—	53,291	544	—	544
Single tenant lease financing	606,568	—	606,568	6,248	—	6,248
Residential mortgage	203,842	1,712	205,554	754	—	754
Home equity	35,036	—	35,036	102	—	102
Other consumer	173,321	128	173,449	1,231	—	1,231
Total	$1,245,344	$1,840	$1,247,184	$10,981	$—	$10,981

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$98,311	$10,200	$1,868	$110,379
Owner-occupied commercial real estate	62,517	4,426	9	66,952
Investor commercial real estate	10,062	—	—	10,062
Construction	45,931	—	—	45,931
Single tenant lease financing	741,835	5,955	—	747,790
Public finance	179,873	—	—	179,873
Total commercial loans	$1,138,529	$20,581	$1,877	$1,160,987

	June 30, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$291,788	$1,209	$292,997
Home equity	33,312	—	33,312
Other consumer	208,573	29	208,602
Total consumer loans	$533,673	$1,238	$534,911

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$99,200	$2,746	$491	$102,437
Owner-occupied commercial real estate	57,657	—	11	57,668
Investor commercial real estate	13,181	—	—	13,181
Construction	53,291	—	—	53,291
Single tenant lease financing	605,190	1,378	—	606,568
Total commercial loans	$828,519	$4,124	$502	$833,145

	December 31, 2016
	Performing	Nonaccrual	Total
Residential mortgage	$204,530	$1,024	$205,554
Home equity	35,036	—	35,036
Other consumer	173,390	59	173,449
Total consumer loans	$412,956	$1,083	$414,039

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$228	$13	$88	$329	$110,050	$110,379	$1,850	$—
Owner-occupied commercial real estate	—	—	—	—	66,952	66,952	—	—
Investor commercial real estate	—	—	—	—	10,062	10,062	—	—
Construction	—	—	—	—	45,931	45,931	—	—
Single tenant lease financing	—	—	—	—	747,790	747,790	—	—
Public finance	—	—	—	—	179,873	179,873	—	—
Residential mortgage	—	—	1,518	1,518	291,479	292,997	1,209	341
Home equity	—	—	—	—	33,312	33,312	—	—
Other consumer	109	54	9	172	208,430	208,602	29	9
Total	$337	$67	$1,615	$2,019	$1,693,879	$1,695,898	$3,088	$350

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Commercial and Consumer Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$27	$—	$—	$27	$102,410	$102,437	$—	$—
Owner-occupied commercial real estate	—	—	—	—	57,668	57,668	—	—
Investor commercial real estate	—	—	—	—	13,181	13,181	—	—
Construction	—	—	—	—	53,291	53,291	—	—
Single tenant lease financing	—	—	—	—	606,568	606,568	—	—
Residential mortgage	—	347	991	1,338	204,216	205,554	1,024	—
Home equity	—	—	—	—	35,036	35,036	—	—
Other consumer	173	91	25	289	173,160	173,449	59	—
Total	$200	$438	$1,016	$1,654	$1,245,530	$1,247,184	$1,083	$—

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

The following table presents the Company’s impaired loans as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$1,769	$1,769	$—	$—	$—	$—
Residential mortgage	1,634	1,745	—	1,712	1,824	—
Other consumer	92	123	—	128	184	—
Total	3,495	3,637	—	1,840	2,008	—
Loans with a specific valuation allowance
Commercial and industrial	80	80	45	—	—	—
Total	80	80	45	—	—	—
Total impaired loans	$3,575	$3,717	$45	$1,840	$2,008	$—

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2017 and June 30, 2016.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2017				June 30, 2016
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$1,996	$—	$1,265	$—	$—	$—	$—	$—
Residential mortgage	1,636	—	1,664	—	1,489	1	1,278	4
Other consumer	105	—	123	—	138	2	147	4
Total	3,737	—	3,052	—	1,627	3	1,425	8
Loans with a specific valuation allowance
Commercial and industrial	61	—	$44	$—	1,179	—	$590	$—
Total	61	—	44	—	1,179	—	590	—
Total impaired loans	$3,798	$—	$3,096	$—	$2,806	$3	$2,015	$8

The Company had no residential mortgage other real estate owned as of June 30, 2017 and had less than $0.1 million in residential mortgage other real estate owned as of December 31, 2016. There were $1.0 million of loans at June 30, 2017 and December 31, 2016, in the process of foreclosure.

Troubled Debt Restructurings (“TDRs”)

The loan portfolio includes TDRs, which are loans that have been modified to grant economic concessions to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally not less than six consecutive months.

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

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modification is reviewed by the Company to identify whether a TDR has occurred when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to secure additional collateral and/or guarantees to support the debt, or a combination of the two.

There were two commercial and industrial loans classified as new TDRs during the three and six months ended June 30, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. The Company did not allocate a specific allowance for those loans as of June 30, 2017, nor has it committed to lend additional amounts. The 2017 modifications consisted of maturity date amendments and certain other term modifications. There were no loans classified as new TDRs during the three and six months ended June 30, 2016.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Land	$2,500	$2,500
Building and improvements	5,666	5,441
Furniture and equipment	7,223	7,079
Less: accumulated depreciation	(5,722)	(4,976)
Total	$9,667	$10,044

Note 6:        Goodwill

As of June 30, 2017 and December 31, 2016, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended June 30, 2017 and December 31, 2016.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2016 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

In connection with the 2021 Debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014. On May 4, 2017, the Company issued a net amount of 15,915 shares of our common stock pursuant to an exercise by the holder of a warrant to purchase 48,750 shares of our common stock at a price of $19.33 per share. The holder satisfied the exercise price by instructing the Company to withhold 32,835 of the shares of common stock in accordance with the warrant’s cashless exercise feature.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	$—	$3,000	$—
2025 Note	10,000	(198)	10,000	(210)
2026 Notes	25,000	(1,150)	25,000	(1,212)
Total	$38,000	$(1,348)	$38,000	$(1,422)

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

The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and six months ended June 30, 2017, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.4 million of share-based compensation expense for the three and six months ended June 30, 2016, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2017, and activity for the six months ended June 30, 2017.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	49,781	$23.07	16,330	$19.06	—	$—
Granted	42,542	30.99	5,628	31.00	4	29.03
Vested	(19,835)	22.43	(15,817)	20.06	(4)	29.03
Nonvested at June 30, 2017	72,488	$27.89	6,141	$27.44	—	$—

At June 30, 2017, the total unrecognized compensation cost related to nonvested awards was $1.8 million with a weighted-average expense recognition period of 2.2 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2017.

Deferred Stock Rights
Outstanding, beginning of period	82,377
Granted	310
Exercised	—
Outstanding, end of period	82,687

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2017 or December 31, 2016.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016.

		June 30, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$129,682	$—	$129,682	$—
Municipal securities	95,071	—	95,071	—
Mortgage-backed securities	226,114	—	226,114	—
Asset-backed securities	10,000	—	10,000	—
Corporate securities	25,960	—	25,960	—
Other securities	2,948	2,948	—	—
Total available-for-sale securities	489,775	2,948	486,827	—
Loans held-for-sale (mandatory pricing agreements)	16,996	—	16,996	—
Forward contracts	219	219	—	—
IRLCs	652	—	—	652

		December 31, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$91,896	$—	$91,896	$—
Municipal securities	91,886	—	91,886	—
Mortgage-backed securities	231,641	—	231,641	—
Asset-backed securities	19,534	—	19,534	—
Corporate securities	18,811	—	18,811	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	456,700	2,932	453,768	—
Loans held-for-sale (mandatory pricing agreements)	27,101	—	27,101	—
Forward contracts	438	438	—	—
IRLCs	610	—	—	610

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2017 and June 30, 2016.

Three Months Ended
Interest Rate Lock Commitments
Balance, April 1, 2017	$645
Total realized gains
Included in net income	7
Balance, June 30, 2017	$652

Balance, April 1, 2016	$1,283
Total realized gains
Included in net income	441
Balance, June 30, 2016	$1,724

Six Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2017	$610
Total realized gains
Included in net income	42
Included in other comprehensive income (loss)	—
Balance, June 30, 2017	$652

Balance, January 1, 2016	$582
Total realized gains
Included in net income	1,142
Included in other comprehensive income (loss)	—
Balance, June 30, 2016	$1,724

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2017 or December 31, 2016.

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$652	Discounted cash flow	Loan closing rates	42% - 99%

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$610	Discounted cash flow	Loan closing rates	43% - 99%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2017 and December 31, 2016.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2017 and December 31, 2016.

	June 30, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,243	$66,243	$66,243	$—	$—
Securities held-to-maturity	19,215	19,004	—	19,004	—
Loans held-for-sale (best efforts pricing agreements)	10,339	10,339	—	10,339	—
Net loans	1,685,227	1,688,719	—	—	1,688,719
Accrued interest receivable	8,479	8,479	8,479	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	1,732,112	1,711,020	553,350	—	1,157,670
Advances from Federal Home Loan Bank	435,183	424,079	—	424,079	—
Subordinated debt	36,652	39,759	26,270	13,489	—
Accrued interest payable	210	210	210	—	—

	December 31, 2016 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,452	$39,452	$39,452	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Securities held-to-maturity	16,671	16,197	—	16,197	—
Net loans	1,239,808	1,233,937	—	—	1,233,937
Accrued interest receivable	6,708	6,708	6,708	—	—
Federal Home Loan Bank of Indianapolis stock	8,910	8,910	—	8,910	—
Deposits	1,462,867	1,441,794	492,435	—	949,359
Advances from Federal Home Loan Bank	189,981	186,258	—	186,258	—
Subordinated debt	36,578	38,425	24,900	13,525	—
Accrued interest payable	112	112	112	—	—

Note 10:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and typically sells a majority of the originated loans into the secondary market. For most of the mortgages it sells in the secondary market, the Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 11 for further information on derivative financial instruments.

During the three months ended June 30, 2017 and 2016, the Company originated mortgage loans held-for-sale of $109.0 million and $151.1 million, respectively, and sold $96.6 million and $139.6 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2017 and 2016, the Company originated mortgage loans held-for-sale of $195.1 million and $259.1 million, respectively, and sold $198.8 million and $256.6 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain on loans sold	$1,586	$2,896	$3,423	$4,496
Gain resulting from the change in fair value of loans held-for-sale	152	632	525	986
Gain (loss) resulting from the change in fair value of derivatives	417	(233)	(177)	67
Net revenue from mortgage banking activities	$2,155	$3,295	$3,771	$5,549

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$43,986	$652	$36,311	$610
Forward contracts	63,000	219	61,000	438

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$7	$441	$42	$1,142
Forward contracts	410	—	(219)	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$(674)	$—	$(1,075)

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update (“Update”) 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

The amendments in this Update clarify the principles for recognizing revenue and develop a common revenue standard among industries. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standard Update 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance does not apply to revenues associated with financial instruments, including loans and investment securities. The Company does not expect the guidance to have a material impact on the Company's condensed consolidated financial statements, as the Company’s most significant sources of revenue are excluded from the scope of Topic 606.

Accounting Standards Update 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended standard serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier adoption of the amended standard is permitted. The Company does not expect to early adopt and is currently in the process of fully evaluating the amendments on the condensed consolidated financial statements and will subsequently implement updated processes and accounting policies as deemed necessary. The overall impact of the new standard on the Company’s financial condition, results of operations and regulatory capital is not yet determinable.

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

The amendments affect entities holding financial assets that are not accounted for at fair value through net income. The amendments affect loans, debt securities, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned, under current GAAP than others to the new measure of expected credit losses. The following describes the main provisions of this Update.

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

For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this Update.

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements and cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation as well as considering appropriate methodologies.

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

Results of Operations

The following table presents a summary of the Company’s financial performance for the five most recent quarters and the six months ended June 30, 2017 and 2016.

(dollars in thousands except for per share data)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Income Statement Summary:
Net interest income	$12,974	$11,457	$10,904	$10,338	$9,306	$24,431	$18,447
Provision for loan losses	1,322	1,035	256	2,204	924	2,357	1,870
Noninterest income	2,736	2,131	2,891	4,898	3,748	4,867	6,288
Noninterest expense	8,923	8,698	8,158	8,413	7,875	17,621	14,880
Income tax provision	1,464	1,023	1,671	1,521	1,421	2,487	2,719
Net income	$4,001	$2,832	$3,710	$3,098	$2,834	$6,833	$5,266
Per Share Data:
Earnings per share - basic	$0.61	$0.43	$0.65	$0.55	$0.57	$1.04	$1.11
Earnings per share - diluted	$0.61	$0.43	$0.64	$0.55	$0.57	$1.04	$1.10
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.12	$0.12
Book value per common share	$25.15	$24.24	$23.76	$24.79	$24.52	$25.15	$24.52
Tangible book value per common share [1]	$24.43	$23.52	$23.04	$23.94	$23.67	$24.43	$23.67
Common shares outstanding	6,513,577	6,497,662	6,478,050	5,533,050	5,533,050	6,513,577	5,533,050
Average common shares outstanding:
Basic	6,583,515	6,547,807	5,722,615	5,597,867	4,972,759	6,565,760	4,757,243
Diluted	6,597,991	6,602,200	5,761,931	5,622,181	4,992,025	6,599,681	4,782,700
Performance Ratios:
Return on average assets	0.73%	0.60%	0.81%	0.71%	0.71%	0.67%	0.72%
Return on average shareholders’ equity	9.95%	7.42%	10.85%	9.08%	9.67%	8.72%	9.45%
Return on average tangible common equity [1]	10.25%	7.65%	11.24%	9.41%	10.07%	8.99%	9.86%
Net interest margin	2.43%	2.50%	2.42%	2.42%	2.39%	2.46%	2.57%
Net interest margin - FTE [1,2]	2.53%	2.57%	2.48%	2.47%	2.43%	2.55%	2.60%
Capital Ratios:
Total shareholders’ equity to assets	6.88%	7.67%	8.30%	7.52%	7.97%	6.88%	7.97%
Tangible common equity to tangible assets ratio [1]	6.70%	7.46%	8.07%	7.28%	7.72%	6.70%	7.72%
Tier 1 leverage ratio	7.50%	8.41%	8.65%	7.62%	8.08%	7.50%	8.08%
Common equity tier 1 capital ratio	9.74%	10.88%	11.54%	10.07%	10.66%	9.74%	10.66%
Tier 1 capital ratio	9.74%	10.88%	11.54%	10.07%	10.66%	9.74%	10.66%
Total risk-based capital ratio	12.68%	14.16%	15.01%	13.67%	12.54%	12.68%	12.54%

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

During the second quarter 2017, net income was $4.0 million, or $0.61 per diluted share, compared to second quarter 2016 net income of $2.8 million, or $0.57 per diluted share, representing an increase in net income of $1.2 million, or 41.2%. During the six months ended June 30, 2017, net income was $6.8 million, or $1.04 per diluted share, compared to the six months ended June 30, 2016 net income of $5.3 million, or $1.10 per diluted share, resulting in an increase in net income of $1.6 million, or 29.8%. The comparability of diluted earnings per share between both the second quarter 2017 and the second quarter 2016 as well as the six months ended June 30, 2017 and the six months ended June 30, 2016 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of an aggregate of 1,980,766 shares of common stock through equity offerings completed during May and December 2016.

The increase in net income in the second quarter 2017 compared to the second quarter 2016 was primarily due to a $3.7 million, or 39.4%, increase in net interest income, partially offset by a $1.0 million, or 13.3%, increase in noninterest expense, a $1.0 million, or 27.0%, decrease in noninterest income and a $0.4 million, or 43.1%, increase in provision for loan losses.

The increase in net income in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $6.0 million, or 32.4%, increase in net interest income and a $0.2 million, or 8.5%, decrease in income tax expense, partially offset by a $2.7 million, or 18.4%, increase in noninterest expense, a $1.4 million, or 22.6%, decrease in noninterest income and a $0.5 million, or 26.0%, increase in provision for loan losses.

During the second quarter 2017, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.73% and 9.95%, respectively, compared to 0.71% and 9.67%, respectively, for the second quarter 2016. During the six months ended June 30, 2017, ROAA and ROAE were 0.67% and 8.72%, respectively, compared to 0.72% and 9.45%, respectively, for the six months ended June 30, 2016. The decline in ROAA during the six months ended was a result of the Company’s growth in average assets of $576.3 million, or 39.1%, outpacing the net income growth of 29.8%.  The decline in ROAE was a result of the Company’s growth in average shareholders’ equity of $45.9 million, or 41.0%, which also outpaced net income growth.  The increase in average shareholders’ equity was primarily due to the equity offerings completed in May and December 2016, which resulted in net proceeds of $46.2 million of common equity. While most significant components driving the results of operations were directionally consistent with average asset growth and average shareholders’ equity growth, net income growth was impacted by the decrease in noninterest income driven by lower revenue from mortgage banking activities (see Noninterest Income for further discussion of mortgage banking activities).

Consolidated Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following tables provide the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The tables do not reflect any effect of income taxes except for net interest income - FTE as discussed below. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

(dollars in thousands)	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,570,235	$16,416	4.19%	$1,338,694	$14,156	4.29%	$1,110,282	$11,661	4.22%
Securities - taxable	405,380	2,566	2.54%	381,522	2,367	2.52%	307,336	1,747	2.29%
Securities - non-taxable	95,436	696	2.93%	93,323	697	3.03%	51,162	368	2.89%
Other earning assets	67,989	297	1.75%	45,392	170	1.52%	97,774	195	0.80%
Total interest-earning assets	2,139,040	19,975	3.75%	1,858,931	17,390	3.79%	1,566,554	13,971	3.59%

Allowance for loan losses	(12,372)			(11,299)			(9,472)
Noninterest-earning assets	67,984			58,104			39,422
Total assets	$2,194,652			$1,905,736			$1,596,504

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$92,676	$127	0.55%	$88,295	$119	0.55%	$83,712	$114	0.55%
Regular savings accounts	34,545	67	0.78%	28,333	47	0.67%	28,023	40	0.57%
Money market accounts	394,735	915	0.93%	347,696	696	0.81%	363,767	641	0.71%
Certificates and brokered deposits	1,071,408	4,215	1.58%	986,353	3,837	1.58%	809,450	3,135	1.56%
Total interest-bearing deposits	1,593,364	5,324	1.34%	1,450,677	4,699	1.31%	1,284,952	3,930	1.23%
Other borrowed funds	398,044	1,677	1.69%	262,573	1,234	1.91%	161,127	735	1.83%
Total interest-bearing liabilities	1,991,408	7,001	1.41%	1,713,250	5,933	1.40%	1,446,079	4,665	1.30%
Noninterest-bearing deposits	32,897			31,463			27,687
Other noninterest-bearing liabilities	9,119			6,225			4,825
Total liabilities	2,033,424			1,750,938			1,478,591

Shareholders’ equity	161,228			154,798			117,913
Total liabilities and shareholders’ equity	$2,194,652			$1,905,736			$1,596,504

Net interest income		$12,974			$11,457			$9,306

Interest rate spread [1]			2.34%			2.39%			2.29%
Net interest margin [2]			2.43%			2.50%			2.39%
Net interest margin - FTE [3]			2.53%			2.57%			2.43%
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

(dollars in thousands)	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,455,104	$30,572	4.24%	$1,065,225	$22,850	4.31%
Securities - taxable	393,517	4,933	2.53%	255,116	2,916	2.30%
Securities - non-taxable	94,385	1,393	2.98%	36,671	533	2.92%
Other earning assets	56,753	467	1.66%	88,033	365	0.83%
Total interest-earning assets	1,999,759	37,365	3.77%	1,445,045	26,664	3.71%

Allowance for loan losses	(11,839)			(9,063)
Noninterest-earning assets	63,072			38,686
Total assets	$2,050,992			$1,474,668

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$90,498	$246	0.55%	$82,525	$225	0.55%
Regular savings accounts	31,456	114	0.73%	26,522	76	0.58%
Money market accounts	371,346	1,611	0.87%	357,288	1,257	0.71%
Certificates and brokered deposits	1,029,115	8,052	1.58%	692,713	5,260	1.53%
Total interest-bearing deposits	1,522,415	10,023	1.33%	1,159,048	6,818	1.18%
Other borrowed funds	330,683	2,911	1.78%	173,372	1,399	1.62%
Total interest-bearing liabilities	1,853,098	12,934	1.41%	1,332,420	8,217	1.24%
Noninterest-bearing deposits	32,184			25,293
Other noninterest-bearing liabilities	7,680			4,859
Total liabilities	1,892,962			1,362,572

Shareholders’ equity	158,030			112,096
Total liabilities and shareholders’ equity	$2,050,992			$1,474,668

Net interest income		$24,431			$18,447

Interest rate spread [1]			2.36%			2.47%
Net interest margin [2]			2.46%			2.57%
Net interest margin - FTE [3]			2.55%			2.60%

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

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended June 30, 2017 vs. March 31, 2017 Due to Changes in			Three Months Ended June 30, 2017 vs. June 30, 2016 Due to Changes in			Six Months Ended June 30, 2017 vs. June 30, 2016 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$4,351	$(2,091)	$2,260	$5,330	$(575)	$4,755	$8,822	$(1,100)	$7,722
Securities – taxable	177	22	199	610	209	819	1,703	314	2,017
Securities – non-taxable	75	(76)	(1)	323	5	328	849	11	860
Other earning assets	97	30	127	(358)	460	102	(357)	459	102
Total	4,700	(2,115)	2,585	5,905	99	6,004	11,017	(316)	10,701

Interest expense
Interest-bearing deposits	507	118	625	1,016	378	1,394	2,280	925	3,205
Other borrowed funds	1,307	(864)	443	1,325	(383)	942	1,364	148	1,512
Total	1,814	(746)	1,068	2,341	(5)	2,336	3,644	1,073	4,717

Increase (decrease) in net interest income	$2,886	$(1,369)	$1,517	$3,564	$104	$3,668	$7,373	$(1,389)	$5,984

Net interest income for the second quarter 2017 was $13.0 million, an increase of $3.7 million, or 39.4%, compared to $9.3 million for the second quarter 2016. The increase in net interest income was the result of a $6.0 million, or 43.0%, increase in total interest income to $20.0 million for the second quarter 2017 from $14.0 million for the second quarter 2016. The increase in total interest income was partially offset by a $2.3 million, or 50.1%, increase in total interest expense to $7.0 million for the second quarter 2017 from $4.7 million for the second quarter 2016.

The increase in total interest income from the second quarter 2017 compared to the second quarter 2016 was due primarily to an increase in interest earned on loans resulting from an increase of $460.0 million, or 41.4%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 3 basis points (“bps”) in the yield on loans, including loans held-for-sale. In addition, the average balance of securities increased $142.3 million, or 39.7%, and the yield earned on the securities portfolio increased 24 bps for the second quarter 2017 compared to the second quarter 2016.

The increase in total interest expense was driven primarily by an increase of $308.4 million, or 24.0%, in the average balance of interest-bearing deposits for the second quarter 2017 compared to the second quarter 2016, as well as an 11 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was primarily due to a $272.3 million, 34.2%, increase in average certificates of deposits balances and a 5 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $236.9 million, or 147.0%, increase in the average balance of other borrowed funds for the second quarter 2017 compared to the second quarter 2016, partially offset by a decline of 14 bps in the cost of other borrowed funds. The increase in the average balance of other borrowed funds was primarily due to the average balance of Federal Home Loan Bank advances increasing $213.1 million, or 143.6%, as the Company used Federal Home Loan Bank advances to supplement deposit growth and to manage interest rate risk.

Net interest margin (“NIM”) was 2.43% for the second quarter 2017 compared to 2.39% for the second quarter 2016. The increase in NIM for the second quarter 2017 compared to the second quarter 2016 was driven primarily by the increase of 16 bps in the yield earned on interest-earning assets, partially offset by an increase of 11 bps in the cost of interest-bearing liabilities. On a fully-taxable equivalent basis, NIM was 2.53% for the second quarter 2017 compared to 2.43% for the second quarter 2016.

Net interest income for the six months ended June 30, 2017 was $24.4 million, an increase of $6.0 million, or 32.4%, compared to $18.4 million for the six months ended June 30, 2016. The increase in net interest income was the result of a $10.7 million, or 40.1%, increase in total interest income to $37.4 million for the six months ended June 30, 2017 from $26.7 million for the six months ended June 30, 2016. The increase in total interest income was partially offset by a $4.7 million, or 57.4%, increase in total interest expense to $12.9 million for the six months ended June 30, 2017 from $8.2 million for the six months ended June 30, 2016.

The increase in total interest income from the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due primarily to an increase in interest earned on loans resulting from an increase of $389.9 million, or 36.6%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 7 bps in the yield on loans, including loans held-for-sale. The yield earned on the loan portfolio was impacted by strong growth in public finance lending, which carries lower tax-exempt rates, and growth in portfolio mortgage loans. In addition, the average balance of securities increased $196.1 million, or 67.2%, and the yield earned on the securities portfolio increased 23 bps for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The increase in total interest expense was driven primarily by an increase of $363.4 million, or 31.4%, in the average balance of interest-bearing deposits for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as well as a 15 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was primarily due to a $346.3 million, 50.9%, increase in average certificates of deposits balances and a 9 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $157.3 million, or 90.7%, increase in the average balance of other borrowed funds for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as well as an increase of 16 bps in the cost of other borrowed funds. Included in the increase of the average balance of other borrowed funds was the Company’s issuance of $25.0 million of subordinated notes during September 2016 with a fixed rate of 6.00%. Additionally, the average balance of the Federal Home Loan Bank advances increased $133.4 million, or 83.1%, compared to the six months ended June 30, 2016, as the Company used Federal Home Loan Bank advances to supplement deposit growth and to manage interest rate risk.

Net interest margin (“NIM”) was 2.46% for the six months ended June 30, 2017 compared to 2.57% for the six months ended June 30, 2016. The decline in NIM for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven primarily by an increase of 17 bps in the cost of interest-bearing liabilities compared to only a 6 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.55% for the six months ended June 30, 2017 compared to 2.60% for the six months ended June 30, 2016.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and the six months ended June 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Service charges and fees	$220	$211	$196	$207	$215	$431	$415
Mortgage banking activities	2,155	1,616	2,407	4,442	3,295	3,771	5,549
Gain on sale of securities	—	—	—	—	177	—	177
Other	361	304	288	249	61	665	147
Total noninterest income	$2,736	$2,131	$2,891	$4,898	$3,748	$4,867	$6,288

During the second quarter 2017, noninterest income was $2.7 million, representing a decrease of $1.0 million, or 27.0%, compared to $3.7 million for the second quarter 2016. The decrease in noninterest income was primarily driven by a decrease of $1.1 million, or 34.6%, in revenue from mortgage banking activities. The decrease in mortgage banking revenue was due mainly to a decline of 32.5% in the dollar volume of mortgages held-for-sale (“HFS”) commitments/lock activity during the second quarter 2017 as compared to second quarter 2016.

During the six months ended June 30, 2017, noninterest income was $4.9 million, representing a decrease of $1.4 million, or 22.6%, compared to $6.3 million for the six months ended June 30, 2016. The decrease in noninterest income was due primarily to a decline of $1.8 million, or 32.0%, in revenue from mortgage banking activities. The decrease in mortgage banking revenue was driven principally by a decline of 35.0% in the dollar volume of mortgages held-for-sale (“HFS”) commitments/lock activity during the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016.

Historically, a large percentage of the mortgages originated by the Company have been conventional 15- and 30- year fixed rate mortgages, which are sold in the secondary market. With the increase in conventional mortgage interest rates since fourth quarter 2016, the Company has seen a shift in consumer behavior as an increased percentage of customers are selecting adjustable rate mortgages, which are typically held for investment on the balance sheet. During both the second quarter 2017 and the six months ended June 30, 2017, portfolio mortgage originations increased relative to the comparable period in 2016 while mortgages HFS volume declined, resulting in the declines in revenue from mortgage banking activities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and the six months ended June 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Salaries and employee benefits	$5,193	$5,073	$4,610	$4,550	$4,329	$10,266	$8,227
Marketing, advertising and promotion	544	518	471	454	434	1,062	898
Consulting and professional services	764	813	709	901	895	1,577	1,533
Data processing	245	237	292	286	275	482	549
Loan expenses	248	214	267	240	200	462	384
Premises and equipment	1,025	953	955	983	963	1,978	1,761
Deposit insurance premium	300	315	344	420	215	615	395
Other	604	575	510	579	564	1,179	1,133
Total noninterest expense	$8,923	$8,698	$8,158	$8,413	$7,875	$17,621	$14,880

Noninterest expense for the second quarter 2017 was $8.9 million, compared to $7.9 million for the second quarter 2016. The increase of $1.0 million, or 13.3%, compared to the second quarter 2016 was primarily due to an increase of $0.9 million in salaries and employee benefits. The increase in salaries and employee benefits primarily resulted from personnel growth.

Noninterest expense for the six months ended June 30, 2017 was $17.6 million, compared to $14.9 million for the six months ended June 30, 2016. The increase of $2.7 million, or 18.4%, compared to the six months ended June 30, 2016 was primarily due to an increase of $2.0 million in salaries and employee benefits, an increase of $0.2 million in deposit insurance premium, an increase of $0.2 million in premises and equipment and an increase of $0.2 million in marketing, advertising and promotion. The increase in salaries and employee benefits resulted from personnel growth and higher claims experience related to medical, prescription drug and dental insurance. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance. The increase in premises and equipment was due to the Company’s build out of its corporate headquarters facility and further investments in technology. The increase in marketing, advertising and promotion was primarily driven by mortgage lead generation activities.

Income tax provision was $1.5 million for the second quarter 2017, resulting in an effective tax rate of 26.8%, compared to $1.4 million and an effective tax rate of 33.4% for the second quarter 2016. Income tax provision was $2.5 million for the six months ended June 30, 2017, resulting in an effective tax rate of 26.7%, compared to $2.7 million and an effective tax rate of 34.1% for the six month ended June 30, 2016. The decrease in the effective tax rate was due primarily to an increase in tax-exempt earning assets resulting from growth in the municipal bond portfolio and public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Total assets	$2,381,271	$2,052,803	$1,854,335	$1,824,196	$1,702,468
Loans	1,698,421	1,433,190	1,250,789	1,198,932	1,111,622
Securities available-for-sale	489,775	470,065	456,700	470,978	433,806
Securities held-to-maturity	19,215	19,218	16,671	5,500	—
Loans held-for-sale	27,335	13,202	27,101	32,471	44,503
Noninterest-bearing deposits	36,636	34,427	31,166	32,938	28,066
Interest-bearing deposits	1,695,476	1,522,692	1,431,701	1,460,663	1,360,867
Total deposits	1,732,112	1,557,119	1,462,867	1,493,601	1,388,933
Total shareholders’ equity	163,830	157,491	153,942	137,154	135,679

Total assets increased $526.9 million, or 28.4%, to $2.4 billion at June 30, 2017 compared to $1.9 billion at December 31, 2016. Balance sheet expansion during the 2017 period was primarily driven by strong loan growth as loan balances increased $447.6 million, or 35.8%, compared to December 31, 2016.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Commercial loans
Commercial and industrial	$110,379	6.5%	$97,487	6.8%	$102,437	8.2%	$107,250	8.9%	$111,130	10.0%
Owner-occupied commercial real estate	66,952	4.0%	62,887	4.4%	57,668	4.6%	45,540	3.8%	46,543	4.2%
Investor commercial real estate	10,062	0.6%	8,510	0.6%	13,181	1.1%	12,752	1.1%	12,976	1.2%
Construction	45,931	2.7%	49,618	3.5%	53,291	4.3%	56,391	4.7%	53,368	4.8%
Single tenant lease financing	747,790	44.0%	665,382	46.4%	606,568	48.5%	571,972	47.6%	500,937	45.1%
Public finance	179,873	10.6%	77,995	5.4%	—	0.0%	—	0.0%	—	0.0%
Total commercial loans	1,160,987	68.4%	961,879	67.1%	833,145	66.7%	793,905	66.1%	724,954	65.3%
Consumer loans
Residential mortgage	292,997	17.3%	246,014	17.2%	205,554	16.4%	200,889	16.8%	202,107	18.2%
Home equity	33,312	2.0%	34,925	2.4%	35,036	2.8%	37,849	3.2%	38,981	3.5%
Other consumer	208,602	12.2%	188,191	13.1%	173,449	13.8%	163,158	13.6%	141,756	12.7%
Total consumer loans	534,911	31.5%	469,130	32.7%	414,039	33.0%	401,896	33.6%	382,844	34.4%
Deferred loan origination costs and premiums and discounts on purchased loans	2,523	0.1%	2,181	0.2%	3,605	0.3%	3,131	0.3%	3,824	0.3%
Total loans	1,698,421	100.0%	1,433,190	100.0%	1,250,789	100.0%	1,198,932	100.0%	1,111,622	100.0%
Allowance for loan losses	(13,194)		(11,894)		(10,981)		(10,561)		(10,016)
Net loans	$1,685,227		$1,421,296		$1,239,808		$1,188,371		$1,101,606

Total loans were $1.7 billion as of June 30, 2017, an increase of $447.6 million, or 35.8%, compared to December 31, 2016. The growth in commercial loan balances was impacted by production in the Company’s new public finance lending area with balances totaling $179.9 million at June 30, 2017. Furthermore, production in single tenant lease financing remained strong as balances increased $141.2 million, or 23.3%, compared to December 31, 2016. The growth in consumer loans was primarily driven by the recent rise in conventional mortgage interest rates, leading to a shift in consumer behavior with a preference for adjustable rate mortgages (“ARMs”) since late 2016. The Company’s residential mortgage portfolio, which includes ARMs, increased $87.4 million, or 42.5%, compared to December 31, 2016. Furthermore, other consumer loan balances increased $35.2 million, or 20.3%, compared to December 31, 2016, driven primarily by increased production in trailer, recreational vehicle and home improvement loans.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Nonaccrual loans
Commercial loans:
Commercial and industrial	$1,850	$2,147	$—	$—	$4,716
Total commercial loans	1,850	2,147	—	—	4,716
Consumer loans:
Residential mortgage	1,209	1,209	1,024	1,025	844
Other consumer	29	55	59	108	74
Total consumer loans	1,238	1,264	1,083	1,133	918
Total nonaccrual loans	3,088	3,411	1,083	1,133	5,634

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	341	—	—	—	—
Other consumer	9	—	—	—	5
Total consumer loans	350	—	—	—	5
Total past due 90 days and accruing loans	350	—	—	—	5

Total nonperforming loans	3,438	3,411	1,083	1,133	5,639

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	—	—	45	45	—
Total other real estate owned	4,488	4,488	4,533	4,533	4,488

Other nonperforming assets	26	93	85	69	46

Total nonperforming assets	$7,952	$7,992	$5,701	$5,735	$10,173

Total nonperforming loans to total loans	0.20%	0.24%	0.09%	0.90%	0.51%
Total nonperforming assets to total assets	0.33%	0.39%	0.31%	0.31%	0.60%
Allowance for loan losses to total loans	0.78%	0.83%	0.88%	0.88%	0.90%
Allowance for loan losses to nonperforming loans	383.8%	348.7%	1,013.9%	932.1%	177.6%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five quarters.

(dollars in thousands)	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Troubled debt restructurings – nonaccrual	$1,762	$—	$—	$1	$—
Troubled debt restructurings – performing	$487	$496	$757	$1,067	$1,082
Total troubled debt restructurings	$2,249	$496	$757	$1,068	$1,082

The increase of $2.3 million, or 39.5%, in total nonperforming assets as of June 30, 2017 compared to December 31, 2016 was due primarily to an increase in nonaccrual loans. Total nonperforming loans increased $2.4 million, or 217.5%, to $3.4 million as of June 30, 2017 compared to $1.1 million as of December 31, 2016. This increase was primarily driven by a $1.9 million commercial and industrial credit that was placed on nonaccrual status during the prior quarter. As a result, the ratio of nonperforming loans to total loans increased to 0.20% as of June 30, 2017 compared to 0.09% as of December 31, 2016. The ratio of nonperforming assets to total assets also increased to 0.33% as of June 30, 2017 compared to 0.31% as of December 31, 2016 due primarily to the increase in nonaccrual loans.

As of June 30, 2017 and December 31, 2016, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of December 31, 2016, the Company also had residential mortgage other real estate owned of less than $0.1 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five quarters and the six months ended June 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Balance, beginning of period	$11,894	$10,981	$10,561	$10,016	$9,220	$10,981	$8,351
Provision charged to expense	1,322	1,035	256	2,204	924	2,357	1,870
Losses charged off	(170)	(223)	(71)	(1,737)	(232)	(393)	(381)
Recoveries	148	101	235	78	104	249	176
Balance, end of period	$13,194	$11,894	$10,981	$10,561	$10,016	$13,194	$10,016

Net charge-offs (recoveries) to average loans	0.01%	0.04%	(0.05)%	0.57%	0.05%	0.02%	0.04%

The allowance for loan losses was $13.2 million as of June 30, 2017, compared to $11.0 million as of December 31, 2016. The increase of $2.2 million, or 20.2%, was due primarily to the growth in single tenant lease financing, public finance and residential mortgage loan balances. During the second quarter 2017, the Company recorded net charge-offs of less than $0.1 million, compared to net charge-offs of $0.1 million during the second quarter 2016. The net charge-offs for both the second quarter 2017 and 2016 were primarily driven by charge-offs in other consumer loans. During the six months ended June 30, 2017, the Company recorded net charge-offs of $0.1 million, compared to net charge-offs of $0.2 million during the six months ended June 30, 2016. The net charge-offs for both the six months ended June 30, 2017 and 2016 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans decreased to 0.78% as of June 30, 2017, compared to 0.88% as of December 31, 2016. The decline in the allowance as a percentage of total loans was due to the growth in the public finance and residential mortgage portfolios as these loan categories have lower loss reserve factors than all other commercial and most consumer loan types. Due to the increase in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans decreased to 383.8% as of June 30, 2017, compared to 1,013.9% as of December 31, 2016.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$129,926	$113,933	$92,599	$85,630	$75,133
Municipal securities	97,508	97,578	97,647	96,665	78,594
Mortgage-backed securities	231,591	235,879	238,354	244,780	233,886
Asset-backed securities	9,946	9,873	19,470	19,464	19,457
Corporate securities	27,118	23,107	20,000	20,000	20,000
Other securities	3,000	3,000	3,000	3,000	3,000
Total available-for-sale	499,089	483,370	471,070	469,539	430,070
Securities held-to-maturity
Municipal securities	10,168	10,169	10,171	—	—
Corporate securities	9,047	9,049	6,500	5,500	—
Total held-to-maturity	19,215	19,218	16,671	5,500	—
Total securities	$518,304	$502,588	$487,741	$475,039	$430,070

(dollars in thousands)
Approximate Fair Value	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$129,682	$113,287	$91,896	$85,990	$75,678
Municipal securities	95,071	92,428	91,886	97,501	80,798
Mortgage-backed securities	226,114	229,436	231,641	246,085	235,911
Asset-backed securities	10,000	10,000	19,534	19,496	19,332
Corporate securities	25,960	21,982	18,811	18,880	19,074
Other securities	2,948	2,932	2,932	3,026	3,013
Total available-for-sale	489,775	470,065	456,700	470,978	433,806
Securities held-to-maturity
Municipal securities	9,847	9,703	9,673	—	—
Corporate securities	9,157	9,101	6,524	5,578	—
Total held-to-maturity	19,004	18,804	16,197	5,578	—
Total securities	$508,779	$488,869	$472,897	$476,556	$433,806

The approximate fair value of investment securities available-for-sale increased $33.1 million, or 7.2%, to $489.8 million as of June 30, 2017 compared to $456.7 million as of December 31, 2016. The increase was due primarily to increases of $37.8 million in U.S. Government-sponsored agencies and $7.1 million in corporate securities, offset by a decline of $9.5 million in asset-backed securities. The increases in U.S. Government-sponsored agencies and corporate securities were due primarily to purchases of floating rate instruments during the quarter. The decline in asset-backed securities was due to certain securities that were called by the issuer during the 2017 period. As of June 30, 2017, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $16.7 million as of December 31, 2016.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016
Noninterest-bearing deposits	$36,636	2.1%	$34,427	2.2%	$31,166	2.1%	$32,938	2.2%	$28,066	2.0%
Interest-bearing demand deposits	94,726	5.5%	94,461	6.1%	93,074	6.4%	84,939	5.7%	83,031	6.0%
Regular savings accounts	35,764	2.1%	31,291	2.0%	27,955	1.9%	27,661	1.8%	28,900	2.1%
Money market accounts	386,224	22.3%	371,115	23.8%	340,240	23.3%	364,517	24.4%	373,932	26.9%
Certificates of deposits	1,176,230	67.9%	1,023,294	65.7%	964,819	65.9%	970,684	65.0%	862,150	62.1%
Brokered deposits	2,532	0.1%	2,531	0.2%	5,613	0.4%	12,862	0.9%	12,854	0.9%
Total deposits	$1,732,112	100.0%	$1,557,119	100.0%	$1,462,867	100.0%	$1,493,601	100.0%	$1,388,933	100.0%

Total deposits increased $269.2 million, or 18.4%, to $1.7 billion as of June 30, 2017 compared to $1.5 billion as of December 31, 2016. This increase was due primarily to increases of $211.4 million, or 21.9%, in certificates of deposits, $46.0 million, or 13.5%, in money market accounts, $7.8 million, or 27.9%, in regular savings accounts, $5.5 million, or 17.6%, in noninterest-bearing deposits and $1.7 million, or 1.8%, in interest-bearing demand deposits.

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

As of June 30, 2017, approximately $21.6 million remained available for sale under the ATM Program.

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

The net proceeds to the Company from the above offerings after deducting underwriting discounts and commissions and offering expenses were $46.2 million.

Recent Debt Offerings

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding September 30, 2021, and thereafter at a floating rate equal to the then-current three-month LIBOR rate plus 485 basis points. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The 2026 Notes are listed on The NASDAQ Global Select Market under the symbol “INBKL.”

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

The following tables present actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$164,902	9.74%	$97,372	5.75%	$118,540	7.00%	N/A	N/A
Bank	183,101	10.84%	97,160	5.75%	118,282	7.00%	$109,834	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	164,902	9.74%	122,773	7.25%	143,941	8.50%	N/A	N/A
Bank	183,101	10.84%	122,507	7.25%	143,628	8.50%	135,180	8.00%
Total capital to risk-weighted assets
Consolidated	214,748	12.68%	156,642	9.25%	177,809	10.50%	N/A	N/A
Bank	196,295	11.62%	156,302	9.25%	177,423	10.50%	168,975	10.00%
Leverage ratio
Consolidated	164,902	7.50%	88,006	4.00%	88,006	4.00%	N/A	N/A
Bank	183,101	8.34%	87,859	4.00%	87,859	4.00%	109,824	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$158,479	11.54%	$70,366	5.13%	$96,110	7.00%	N/A	N/A
Bank	162,617	11.88%	70,145	5.13%	95,807	7.00%	$88,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	158,479	11.54%	90,961	6.63%	116,705	8.50%	N/A	N/A
Bank	162,617	11.88%	90,675	6.63%	116,337	8.50%	109,494	8.00%
Total capital to risk-weighted assets
Consolidated	206,038	15.01%	118,421	8.63%	144,165	10.50%	N/A	N/A
Bank	173,598	12.68%	118,048	8.63%	143,711	10.50%	136,868	10.00%
Leverage ratio
Consolidated	158,479	8.65%	73,311	4.00%	73,311	4.00%	N/A	N/A
Bank	162,617	8.89%	73,186	4.00%	73,186	4.00%	91,483	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 17, 2017 to shareholders of record as of June 30, 2017. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2017, the Company had $38.0 million principal amount of subordinated debt outstanding pursuant to the 2021 Debenture, the 2025 Note, and the 2026 Notes. The agreements under which subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2017, on a consolidated basis, the Company had $556.0 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $27.3 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2017, the Bank had the ability to borrow an additional $49.7 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2017, the Company, on an unconsolidated basis, had $13.9 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2017, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $197.5 million. Certificates of deposits scheduled to mature in one year or less at June 30, 2017 totaled $619.0 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and the six months ended June 30, 2017 and 2016.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Total equity - GAAP	$163,830	$157,491	$153,942	$137,154	$135,679	$163,830	$135,679
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$159,143	$152,804	$149,255	$132,467	$130,992	$159,143	$130,992

Total assets - GAAP	$2,381,271	$2,052,803	$1,854,335	$1,824,196	$1,702,468	$2,381,271	$1,702,468
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$2,376,584	$2,048,116	$1,849,648	$1,819,509	$1,697,781	$2,376,584	$1,697,781

Total common shares outstanding	6,513,577	6,497,662	6,478,050	5,533,050	5,533,050	6,513,577	5,533,050

Book value per common share	$25.15	$24.24	$23.76	$24.79	$24.52	$25.15	$24.52
Effect of goodwill	(0.72)	(0.72)	(0.72)	(0.85)	(0.85)	(0.72)	(0.85)
Tangible book value per common share	$24.43	$23.52	$23.04	$23.94	$23.67	$24.43	$23.67

Total shareholders’ equity to assets ratio	6.88%	7.67%	8.30%	7.52%	7.97%	6.88%	7.97%
Effect of goodwill	(0.18)%	(0.21)%	(0.23)%	(0.24)%	(0.25)%	(0.18)%	(0.25)%
Tangible common equity to tangible assets ratio	6.70%	7.46%	8.07%	7.28%	7.72%	6.70%	7.72%

Total average equity - GAAP	$161,228	$154,798	$135,974	$133,666	$117,913	$158,030	$112,096
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$156,541	$150,111	$131,287	$128,979	$113,226	$153,343	$107,409

Return on average shareholders’ equity	9.95%	7.42%	10.85%	9.08%	9.67%	8.72%	9.45%
Effect of goodwill	0.30%	0.23%	0.39%	0.33%	0.40%	0.27%	0.41%
Return on average tangible common equity	10.25%	7.65%	11.24%	9.41%	10.07%	8.99%	9.86%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$12,974	$11,457	$10,904	$10,338	$9,306	$24,431	$18,447
Adjustments:
Fully-taxable equivalent adjustments [1]	543	306	256	239	144	849	213
Net interest income - FTE	$13,517	$11,763	$11,160	$10,577	$9,450	$25,280	$18,660

Net interest margin	2.43%	2.50%	2.42%	2.42%	2.39%	2.46%	2.57%
Effect of fully-taxable equivalent adjustments [1]	0.10%	0.07%	0.06%	0.05%	0.04%	0.09%	0.03%
Net interest margin - FTE	2.53%	2.57%	2.48%	2.47%	2.43%	2.55%	2.60%

1 Assuming a 35% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from its mortgage loans held-for-sale. At June 30, 2017 and December 31, 2016, the Company had commitments to sell residential real estate loans of $63.0 million and $61.0 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2017, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	1.50%	0.02%	0.00%
EVE	6.50%	(14.57)%	(26.62)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

On May 4, 2017, the Company issued a net amount of 15,915 shares of our common stock pursuant to an exercise by the holder of a warrant to purchase 48,750 shares of our common stock at a price of $19.33 per share. The holder satisfied the exercise price by instructing the company to withhold 32,835 of the shares of common stock in accordance with the warrant’s cashless exercise feature. The shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

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

FIRST INTERNET BANCORP

Date: August 3, 2017	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: August 3, 2017	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically