Form 10-Q
period 2017-09-30
First Internet Bancorp
filed 2017-11-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 3, 2017, the registrant had 8,411,077 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “plan,” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$4,509	$2,282
Interest-bearing deposits	121,195	37,170
Total cash and cash equivalents	125,704	39,452
Interest-bearing time deposits	—	250
Securities available-for-sale, at fair value (amortized cost of $500,543 and $471,070 in 2017 and 2016, respectively)	492,468	456,700
Securities held-to-maturity, at amortized cost (fair value of $19,071 and $16,197 in 2017 and 2016, respectively)	19,212	16,671
Loans held-for-sale (includes $18,660 and $27,101 at fair value in 2017 and 2016, respectively)	45,487	27,101
Loans	1,868,487	1,250,789
Allowance for loan losses	(14,087)	(10,981)
Net loans	1,854,400	1,239,808
Accrued interest receivable	9,366	6,708
Federal Home Loan Bank of Indianapolis stock	19,575	8,910
Cash surrender value of bank-owned life insurance	34,856	24,195
Premises and equipment, net	9,739	10,044
Goodwill	4,687	4,687
Other real estate owned	5,136	4,533
Accrued income and other assets	12,792	15,276
Total assets	$2,633,422	$1,854,335
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$33,734	$31,166
Interest-bearing deposits	1,963,294	1,431,701
Total deposits	1,997,028	1,462,867
Advances from Federal Home Loan Bank	365,180	189,981
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,311 and $1,422 in 2017 and 2016, respectively	36,689	36,578
Accrued interest payable	237	112
Accrued expenses and other liabilities	13,421	10,855
Total liabilities	2,412,555	1,700,393
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,411,077 and 6,478,050 shares issued and outstanding in 2017 and 2016, respectively	171,783	119,506
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	54,119	43,704
Accumulated other comprehensive loss	(5,035)	(9,268)
Total shareholders’ equity	220,867	153,942
Total liabilities and shareholders’ equity	$2,633,422	$1,854,335

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Loans	$18,922	$12,544	$49,494	$35,394
Securities – taxable	2,582	2,148	7,515	5,064
Securities – non-taxable	697	637	2,090	1,170
Other earning assets	493	142	960	507
Total interest income	22,694	15,471	60,059	42,135
Interest Expense
Deposits	6,594	4,368	16,617	11,186
Other borrowed funds	1,909	765	4,820	2,164
Total interest expense	8,503	5,133	21,437	13,350
Net Interest Income	14,191	10,338	38,622	28,785
Provision for Loan Losses	1,336	2,204	3,693	4,074
Net Interest Income After Provision for Loan Losses	12,855	8,134	34,929	24,711
Noninterest Income
Service charges and fees	226	207	657	622
Mortgage banking activities	2,535	4,442	6,306	9,991
Gain (loss) on sale of securities	(8)	—	(8)	177
Other	382	249	1,047	396
Total noninterest income	3,135	4,898	8,002	11,186
Noninterest Expense
Salaries and employee benefits	5,197	4,550	15,463	12,777
Marketing, advertising and promotion	741	454	1,803	1,352
Consulting and professional services	897	901	2,474	2,434
Data processing	247	286	729	835
Loan expenses	262	240	724	624
Premises and equipment	1,080	983	3,058	2,744
Deposit insurance premium	375	420	990	815
Other	602	579	1,781	1,712
Total noninterest expense	9,401	8,413	27,022	23,293
Income Before Income Taxes	6,589	4,619	15,909	12,604
Income Tax Provision	1,694	1,521	4,181	4,240
Net Income	$4,895	$3,098	$11,728	$8,364
Income Per Share of Common Stock
Basic	$0.72	$0.55	$1.76	$1.66
Diluted	$0.71	$0.55	$1.75	$1.65
Weighted-Average Number of Common Shares Outstanding
Basic	6,834,011	5,597,867	6,656,160	5,039,497
Diluted	6,854,614	5,622,181	6,683,379	5,063,299
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,895	$3,098	$11,728	$8,364
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	1,231	(2,297)	6,287	3,494
Reclassification adjustment for losses (gains) realized	8	—	8	(177)
Other comprehensive income (loss) before income tax	1,239	(2,297)	6,295	3,317
Income tax provision (benefit)	483	(816)	2,062	1,182
Other comprehensive income (loss)	756	(1,481)	4,233	2,135
Comprehensive income	$5,651	$1,617	$15,961	$10,499

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2017
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$119,506	$43,704	$(9,268)	$153,942
Net income	—	11,728	—	11,728
Other comprehensive income	—	—	4,233	4,233
Dividends declared ($0.18 per share)	—	(1,313)	—	(1,313)
Net cash proceeds from common stock issuance	51,636	—	—	51,636
Recognition of the fair value of share-based compensation	787	—	—	787
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	27	—	—	27
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, September 30, 2017	$171,783	$54,119	$(5,035)	$220,867

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$11,728	$8,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,876	2,567
Increase in cash surrender value of bank-owned life insurance	(661)	(317)
Provision for loan losses	3,693	4,074
Share-based compensation expense	787	547
Loss (gain) from sale of available-for-sale securities	8	(177)
Loans originated for sale	(302,887)	(439,159)
Proceeds from sale of loans	317,170	452,242
Gain on loans sold	(5,876)	(8,476)
Increase in fair value of loans held-for-sale	(519)	(560)
Loss (gain) on derivatives	89	(955)
Net change in accrued income and other assets	(2,310)	(3,318)
Net change in accrued expenses and other liabilities	1,530	350
Net cash provided by operating activities	26,628	15,182
Investing Activities
Net loan activity, excluding purchases	(629,541)	(210,844)
Proceeds from sale of other real estate owned	30	—
Net change in interest-bearing time deposits	250	750
Maturities and calls of securities available-for-sale	50,165	29,015
Proceeds from sale of securities available-for-sale	9,192	49,430
Purchase of securities available-for-sale	(90,306)	(331,501)
Purchase of securities held-to-maturity	(2,550)	(5,500)
Purchase of Federal Home Loan Bank of Indianapolis stock	(10,665)	—
Purchase of bank-owned life insurance	(10,000)	(5,000)
Purchase of premises and equipment	(821)	(2,867)
Loans purchased	(42,345)	(36,138)
Net proceeds from sale of portfolio loans	26,679	—
Net cash used in investing activities	(699,912)	(512,655)
Financing Activities
Net increase in deposits	534,161	537,547
Cash dividends paid	(1,283)	(869)
Net proceeds from issuance of subordinated debt	—	23,757
Proceeds from advances from Federal Home Loan Bank	447,000	65,000
Repayment of advances from Federal Home Loan Bank	(271,805)	(108,000)
Net proceeds from common stock issuance	51,636	22,754
Other, net	(173)	(43)
Net cash provided by financing activities	759,536	540,146
Net Increase in Cash and Cash Equivalents	86,252	42,673
Cash and Cash Equivalents, Beginning of Period	39,452	25,152
Cash and Cash Equivalents, End of Period	$125,704	$67,825
Supplemental Disclosures
Cash paid during the period for interest	$21,312	$13,342
Cash paid during the period for taxes	2,922	5,886
Loans transferred to other real estate owned	648	45
Loans transferred to held-for-sale from portfolio	26,274	—
Cash dividends declared, paid in subsequent period	504	331
Securities purchased during the period, settled in subsequent period	1,158	2,238
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or any other period. The September 30, 2017 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share
Net income	$4,895	$3,098	$11,728	$8,364
Weighted-average common shares	6,834,011	5,597,867	6,656,160	5,039,497
Basic earnings per common share	$0.72	$0.55	$1.76	$1.66
Diluted earnings per share
Net income	$4,895	$3,098	$11,728	$8,364
Weighted-average common shares	6,834,011	5,597,867	6,656,160	5,039,497
Dilutive effect of warrants	—	8,877	8,094	9,967
Dilutive effect of equity compensation	20,603	15,437	19,125	13,835
Weighted-average common and incremental shares	6,854,614	5,622,181	6,683,379	5,063,299
Diluted earnings per common share	$0.71	$0.55	$1.75	$1.65

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$138,730	$427	$(658)	$138,499
Municipal securities	97,439	306	(2,310)	95,435
Mortgage-backed securities	224,311	67	(4,799)	219,579
Asset-backed securities	9,949	51	—	10,000
Corporate securities	27,114	34	(1,144)	26,004
Other securities	3,000	—	(49)	2,951
Total available-for-sale	$500,543	$885	$(8,960)	$492,468

	September 30, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,166	$30	$(364)	$9,832
Corporate securities	9,046	193	—	9,239
Total held-to-maturity	$19,212	$223	$(364)	$19,071

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$92,599	$167	$(870)	$91,896
Municipal securities	97,647	85	(5,846)	91,886
Mortgage-backed securities	238,354	—	(6,713)	231,641
Asset-backed securities	19,470	65	(1)	19,534
Corporate securities	20,000	—	(1,189)	18,811
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$471,070	$317	$(14,687)	$456,700

	December 31, 2016
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,171	$—	$(498)	$9,673
Corporate securities	6,500	24	—	6,524
Total held-to-maturity	$16,671	$24	$(498)	$16,197

The carrying value of securities at September 30, 2017 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$1,206	$1,182
Five to ten years	36,703	36,027
After ten years	225,374	222,729
	263,283	259,938
Mortgage-backed securities	224,311	219,579
Asset-backed securities	9,949	10,000
Other securities	3,000	2,951
Total	$500,543	$492,468

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$12,444	$12,513
After ten years	6,768	6,558
Total	$19,212	$19,071

Gross gains of $0.0 million and gross losses of $0.0 million resulted from sales of available-for-sale securities during the three and nine months ended September 30, 2017. Gross gains of $0.2 million and gross losses of $0.0 million resulted from sales of available-for-sale securities during the nine months ended September 30, 2016. There were no sales of available-for-sale securities during the three months ended September 30, 2016.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2017 and December 31, 2016 was $377.8 million and $422.9 million, which was approximately 74% and 89%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2017.

The following tables show the available-for-sale and held-to-maturity securities portfolios’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$52,006	$(523)	$16,011	$(135)	$68,017	$(658)
Municipal securities	34,165	(740)	36,919	(1,570)	71,084	(2,310)
Mortgage-backed securities	155,716	(2,804)	50,877	(1,995)	206,593	(4,799)
Corporate securities	1,901	(100)	18,956	(1,044)	20,857	(1,144)
Other securities	2,951	(49)	—	—	2,951	(49)
Total	$246,739	$(4,216)	$122,763	$(4,744)	$369,502	$(8,960)

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,250	$(364)	$—	$—	$8,250	$(364)
Total	$8,250	$(364)	$—	$—	$8,250	$(364)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,625	$(840)	$260	$(30)	$68,885	$(870)
Municipal securities	86,424	(5,846)	—	—	86,424	(5,846)
Mortgage-backed securities	231,641	(6,713)	—	—	231,641	(6,713)
Asset-backed securities	—	—	4,520	(1)	4,520	(1)
Corporate securities	—	—	18,811	(1,189)	18,811	(1,189)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$389,622	$(13,467)	$23,591	$(1,220)	$413,213	$(14,687)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,673	$(498)	$—	$—	$9,673	$(498)
Total	$9,673	$(498)	$—	$—	$9,673	$(498)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2017 and 2016 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains and losses on securities available-for-sale
Loss realized in earnings	$(8)	$(8)	Gain (loss) on sale of securities
Total reclassified amount before tax	(8)	(8)	Income Before Income Taxes
Tax benefit	(3)	(3)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$(5)	$(5)	Net Income

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Realized gains and losses on securities available-for-sale
Gain realized in earnings	$—	$177	Gain (loss) on sale of securities
Total reclassified amount before tax	—	177	Income Before Income Taxes
Tax expense	—	60	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$—	$117	Net Income

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

Categories of loans include:

	September 30, 2017	December 31, 2016
Commercial loans
Commercial and industrial	$122,587	$102,437
Owner-occupied commercial real estate	75,986	57,668
Investor commercial real estate	7,430	13,181
Construction	50,367	53,291
Single tenant lease financing	783,918	606,568
Public finance	269,347	—
Healthcare finance	12,363	—
Total commercial loans	1,321,998	833,145
Consumer loans
Residential mortgage	291,382	205,554
Home equity	31,236	35,036
Other consumer	220,920	173,449
Total consumer loans	543,538	414,039
Total commercial and consumer loans	1,865,536	1,247,184
Deferred loan origination costs and premiums and discounts on purchased loans	2,951	3,605
Total loans	1,868,487	1,250,789
Allowance for loan losses	(14,087)	(10,981)
Net loans	$1,854,400	$1,239,808

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ sources of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee. This portfolio segment is generally concentrated in Central Indiana, the ancillary Midwestern region and the greater Phoenix, Arizona market.

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

Construction: Construction loans are secured by real estate and improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in Central Indiana.
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

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance loans are generally concentrated in Indiana with plans to expand nationwide.

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for refinancing or acquiring practices, refinancing or acquiring owner-occupied commercial real estate, and equipment purchases. These loans’ sources of repayment are primarily based on the identified cash flows of the borrower (including ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property) and secondarily on the underlying collateral provided by the borrower. This portfolio segment is generally concentrated in the Western United States with plans to expand nationwide.

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

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. A secured loan is generally charged down to the estimated fair value of the collateral, less costs to sell, no later than when it is 120 days past due as to principal or interest. An unsecured loan generally is charged off no later than when it is 180 days past due as to principal or interest. A home improvement loan generally is charged off no later than when it is 90 days past due as to principal or interest. The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,525	$361	$(205)	$—	$1,681
Owner-occupied commercial real estate	716	89	—	—	805
Investor commercial real estate	109	(22)	—	—	87
Construction	395	38	—	—	433
Single tenant lease financing	7,403	281	—	—	7,684
Public finance	362	201	—	—	563
Healthcare finance	28	95	—	—	123
Residential mortgage	991	81	(116)	2	958
Home equity	80	(6)	—	1	75
Other consumer	1,585	218	(211)	86	1,678
Total	$13,194	$1,336	$(532)	$89	$14,087

	Nine Months Ended September 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$465	$(205)	$69	$1,681
Owner-occupied commercial real estate	582	223	—	—	805
Investor commercial real estate	168	(81)	—	—	87
Construction	544	(111)	—	—	433
Single tenant lease financing	6,248	1,436	—	—	7,684
Public finance	—	563	—	—	563
Healthcare finance	—	123			123
Residential mortgage	754	316	(116)	4	958
Home equity	102	(48)	—	21	75
Other consumer	1,231	807	(604)	244	1,678
Total	$10,981	$3,693	$(925)	$338	$14,087

	Three Months Ended September 30, 2016
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,834	$1,174	$(1,582)	$—	$1,426
Owner-occupied commercial real estate	461	(5)	—	—	456
Investor commercial real estate	171	(7)	—	—	164
Construction	555	37	—	—	592
Single tenant lease financing	5,059	832	—	—	5,891
Residential mortgage	781	(67)	—	2	716
Home equity	121	(15)	—	4	110
Other consumer	1,034	255	(155)	72	1,206
Total	$10,016	$2,204	$(1,737)	$78	$10,561

	Nine Months Ended September 30, 2016
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,367	$1,641	$(1,582)	$—	$1,426
Owner-occupied commercial real estate	476	(20)	—	—	456
Investor commercial real estate	212	(48)	—	—	164
Construction	500	92	—	—	592
Single tenant lease financing	3,931	1,960	—	—	5,891
Residential mortgage	896	(75)	(134)	29	716
Home equity	125	8	(33)	10	110
Other consumer	844	516	(369)	215	1,206
Total	$8,351	$4,074	$(2,118)	$254	$10,561

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017 and December 31, 2016.

	Loans			Allowance for Loan Losses
September 30, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,741	$5,846	$122,587	$1,681	$—	$1,681
Owner-occupied commercial real estate	75,978	8	75,986	805	—	805
Investor commercial real estate	7,430	—	7,430	87	—	87
Construction	50,367	—	50,367	433	—	433
Single tenant lease financing	783,918	—	783,918	7,684	—	7,684
Public finance	269,347	—	269,347	563	—	563
Healthcare finance	12,363	—	12,363	123	—	123
Residential mortgage	290,187	1,195	291,382	958	—	958
Home equity	31,236	—	31,236	75	—	75
Other consumer	220,820	100	220,920	1,678	—	1,678
Total	$1,858,387	$7,149	$1,865,536	$14,087	$—	$14,087

	Loans			Allowance for Loan Losses
December 31, 2016	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$102,437	$—	$102,437	$1,352	$—	$1,352
Owner-occupied commercial real estate	57,668	—	57,668	582	—	582
Investor commercial real estate	13,181	—	13,181	168	—	168
Construction	53,291	—	53,291	544	—	544
Single tenant lease financing	606,568	—	606,568	6,248	—	6,248
Residential mortgage	203,842	1,712	205,554	754	—	754
Home equity	35,036	—	35,036	102	—	102
Other consumer	173,321	128	173,449	1,231	—	1,231
Total	$1,245,344	$1,840	$1,247,184	$10,981	$—	$10,981

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$110,171	$6,556	$5,860	$122,587
Owner-occupied commercial real estate	70,484	5,494	8	75,986
Investor commercial real estate	7,430	—	—	7,430
Construction	50,367	—	—	50,367
Single tenant lease financing	776,844	7,074	—	783,918
Public finance	269,347	—	—	269,347
Healthcare finance	12,363	—	—	12,363
Total commercial loans	$1,297,006	$19,124	$5,868	$1,321,998

	September 30, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$290,607	$775	$291,382
Home equity	31,236	—	31,236
Other consumer	220,880	40	220,920
Total consumer loans	$542,723	$815	$543,538

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$99,200	$2,746	$491	$102,437
Owner-occupied commercial real estate	57,657	—	11	57,668
Investor commercial real estate	13,181	—	—	13,181
Construction	53,291	—	—	53,291
Single tenant lease financing	605,190	1,378	—	606,568
Total commercial loans	$828,519	$4,124	$502	$833,145

	December 31, 2016
	Performing	Nonaccrual	Total
Residential mortgage	$204,530	$1,024	$205,554
Home equity	35,036	—	35,036
Other consumer	173,390	59	173,449
Total consumer loans	$412,956	$1,083	$414,039

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$69	$—	$69	$122,518	$122,587	$1,845	$—
Owner-occupied commercial real estate	—	—	—	—	75,986	75,986	—	—
Investor commercial real estate	—	—	—	—	7,430	7,430	—	—
Construction	—	—	—	—	50,367	50,367	—	—
Single tenant lease financing	—	—	—	—	783,918	783,918	—	—
Public finance	—	—	—	—	269,347	269,347	—	—
Healthcare finance	—	—	—	—	12,363	12,363	—	—
Residential mortgage	—	—	413	413	290,969	291,382	775	—
Home equity	83	—	—	83	31,153	31,236	—	—
Other consumer	272	128	2	402	220,518	220,920	40	2
Total	$355	$197	$415	$967	$1,864,569	$1,865,536	$2,660	$2

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$27	$—	$—	$27	$102,410	$102,437	$—	$—
Owner-occupied commercial real estate	—	—	—	—	57,668	57,668	—	—
Investor commercial real estate	—	—	—	—	13,181	13,181	—	—
Construction	—	—	—	—	53,291	53,291	—	—
Single tenant lease financing	—	—	—	—	606,568	606,568	—	—
Residential mortgage	—	347	991	1,338	204,216	205,554	1,024	—
Home equity	—	—	—	—	35,036	35,036	—	—
Other consumer	173	91	25	289	173,160	173,449	59	—
Total	$200	$438	$1,016	$1,654	$1,245,530	$1,247,184	$1,083	$—

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

The following table presents the Company’s impaired loans as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$5,846	$5,846	$—	$—	$—	$—
Owner-occupied commercial real estate	8	8	—	—	—	—
Residential mortgage	1,195	1,201	—	1,712	1,824	—
Other consumer	100	144	—	128	184	—
Total impaired loans	$7,149	$7,199	$—	$1,840	$2,008	$—

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2017				September 30, 2016
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$3,941	$71	$2,157	$71	$—	$—	$—	$—
Owner-occupied commercial real estate	4	—	1	—	—	—	—	—
Residential mortgage	1,690	7	1,673	7	1,876	2	1,478	6
Other consumer	93	2	113	2	167	1	153	5
Total	5,728	80	3,944	80	2,043	3	1,631	11
Loans with a specific valuation allowance
Commercial and industrial	50	—	46	$—	3,524	—	1,568	—
Total	50	—	46	—	3,524	—	1,568	—
Total impaired loans	$5,778	$80	$3,990	$80	$5,567	$3	$3,199	$11

The Company had $0.6 million in residential mortgage other real estate owned as of September 30, 2017 and had less than $0.1 million in residential mortgage other real estate owned as of December 31, 2016. There were $0.4 million and $1.0 million of loans at September 30, 2017 and December 31, 2016, respectively, in the process of foreclosure.

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

There were no loans classified as new TDRs during the three months ended September 30, 2017. There were two commercial and industrial loans classified as new TDRs during the nine months ended September 30, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. The Company did not allocate a specific allowance for those loans as of September 30, 2017. There were no loans classified as new TDRs during the three and nine months ended September 30, 2016. The 2017 modifications consisted of maturity date amendments and certain other term modifications.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Land	$2,500	$2,500
Building and improvements	5,571	5,441
Furniture and equipment	7,770	7,079
Less: accumulated depreciation	(6,102)	(4,976)
Total	$9,739	$10,044

Note 6:        Goodwill

As of September 30, 2017 and December 31, 2016, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended September 30, 2017 and December 31, 2016.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2017 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

In connection with the 2021 Debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014. On May 4, 2017, the Company issued a net amount of 15,915 shares of common stock pursuant to an exercise by the holder of a warrant to purchase 48,750 shares of common stock at a price of $19.33 per share. The holder satisfied the exercise price by instructing the Company to withhold 32,835 of the shares of common stock in accordance with the warrant’s cashless exercise feature.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	$—	$3,000	$—
2025 Note	10,000	(192)	10,000	(210)
2026 Notes	25,000	(1,119)	25,000	(1,212)
Total	$38,000	$(1,311)	$38,000	$(1,422)

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

The Company recorded $0.3 million and $0.8 million of share-based compensation expense for the three and nine months ended September 30, 2017, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and nine months ended September 30, 2016, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2017, and activity for the nine months ended September 30, 2017.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	49,781	$23.07	16,330	$19.06	—	$—
Granted	42,695	30.98	5,628	31.00	5	28.83
Vested	(19,835)	22.43	(17,221)	20.95	(5)	28.83
Nonvested at September 30, 2017	72,641	$27.89	4,737	$26.38	—	$—

At September 30, 2017, the total unrecognized compensation cost related to nonvested awards was $1.6 million with a weighted-average expense recognition period of 2.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2017.

Deferred Stock Rights
Outstanding, beginning of period	82,377
Granted	463
Exercised	—
Outstanding, end of period	82,840

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2017 or December 31, 2016.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016.

		September 30, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$138,499	$—	$138,499	$—
Municipal securities	95,435	—	95,435	—
Mortgage-backed securities	219,579	—	219,579	—
Asset-backed securities	10,000	—	10,000	—
Corporate securities	26,004	—	26,004	—
Other securities	2,951	2,951	—	—
Total available-for-sale securities	492,468	2,951	489,517	—
Loans held-for-sale (mandatory pricing agreements)	18,660	—	18,660	—
Forward contracts	172	172	—	—
IRLCs	787	—	—	787

		December 31, 2016 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$91,896	$—	$91,896	$—
Municipal securities	91,886	—	91,886	—
Mortgage-backed securities	231,641	—	231,641	—
Asset-backed securities	19,534	—	19,534	—
Corporate securities	18,811	—	18,811	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	456,700	2,932	453,768	—
Loans held-for-sale (mandatory pricing agreements)	27,101	—	27,101	—
Forward contracts	438	438	—	—
IRLCs	610	—	—	610

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2017 and September 30, 2016.

Three Months Ended
Interest Rate Lock Commitments
Balance, July 1, 2017	$652
Total realized gains
Included in net income	135
Balance, September 30, 2017	$787

Balance, July 1, 2016	$1,724
Total realized gains
Included in net income	308
Balance, September 30, 2016	$2,032

Nine Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2017	$610
Total realized gains
Included in net income	177
Balance, September 30, 2017	$787

Balance, January 1, 2016	$582
Total realized gains
Included in net income	1,450
Balance, September 30, 2016	$2,032

The following describes valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis as well as the general classification of such assets pursuant to the valuation hierarchy.

Other Real Estate Owned (“OREO”)

OREO properties are valued based on appraisals and third party price opinions, less estimated selling costs.

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$787	Discounted cash flow	Loan closing rates	43% - 100%
OREO	$648	Appraisal value	Marketability discount	24%

	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$610	Discounted cash flow	Loan closing rates	43% - 99%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2017 and December 31, 2016.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2017 and December 31, 2016.

	September 30, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$125,704	$125,704	$125,704	$—	$—
Securities held-to-maturity	19,212	19,071	—	19,071	—
Loans held-for-sale (best efforts pricing agreements)	26,827	26,827	—	26,827	—
Net loans	1,854,400	1,861,646	—	—	1,861,646
Accrued interest receivable	9,366	9,366	9,366	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	1,997,028	1,980,211	672,555	—	1,307,656
Advances from Federal Home Loan Bank	365,180	349,650	—	349,650	—
Subordinated debt	36,689	39,461	25,990	13,471	—
Accrued interest payable	237	237	237	—	—

	December 31, 2016 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,452	$39,452	$39,452	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Securities held-to-maturity	16,671	16,197	—	16,197	—
Net loans	1,239,808	1,233,937	—	—	1,233,937
Accrued interest receivable	6,708	6,708	6,708	—	—
Federal Home Loan Bank of Indianapolis stock	8,910	8,910	—	8,910	—
Deposits	1,462,867	1,441,794	492,435	—	949,359
Advances from Federal Home Loan Bank	189,981	186,258	—	186,258	—
Subordinated debt	36,578	38,425	24,900	13,525	—
Accrued interest payable	112	112	112	—	—

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

During the three months ended September 30, 2017 and 2016, the Company originated mortgage loans held-for-sale of $107.8 million and $180.1 million, respectively, and sold $118.3 million and $195.7 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2017 and 2016, the Company originated mortgage loans held-for-sale of $302.9 million and $439.2 million, respectively, and sold $317.2 million and $452.2 million of mortgage loans, respectively, into the secondary market. Additionally, during the three and nine months ended September 30, 2017, the Company sold $26.4 million of portfolio mortgage loans to an investor, resulting in a gain of $0.3 million.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain on loans sold	$2,453	$3,980	$5,876	$8,476
Gain (loss) resulting from the change in fair value of loans held-for-sale	(6)	(426)	519	560
Gain (loss) resulting from the change in fair value of derivatives	88	888	(89)	955
Net revenue from mortgage banking activities	$2,535	$4,442	$6,306	$9,991

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

The following table presents the notional amount and fair value of IRLCs and forward contracts utilized by the Company at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$44,555	$787	$36,311	$610
Forward contracts	63,095	172	61,000	438

Fair values of derivative financial instruments were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$135	$308	$177	$1,450
Forward contracts	(47)	—	(266)	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$580	$—	$(495)

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

Accounting Standards Update 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (August 2017)

The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.

For public business entities that are SEC filers, the new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company expects this pronouncement will allow it to manage its interest rate risk related to longer term fixed rate assets using strategies that were previously inaccessible under the former accounting guidance. The Company plans to early adopt this pronouncement.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance and healthcare finance. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards as well as treasury management services. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance was established in the second quarter of 2017 in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied commercial real estate and equipment purchases. Initial efforts within healthcare finance have primarily focused on the west coast with plans to expand nationwide.

Results of Operations

The following table presents a summary of the Company’s financial performance for the five most recent quarters and the nine months ended September 30, 2017 and 2016.

(dollars in thousands except for per share data)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Income Statement Summary:
Net interest income	$14,191	$12,974	$11,457	$10,904	$10,338	$38,622	$28,785
Provision for loan losses	1,336	1,322	1,035	256	2,204	3,693	4,074
Noninterest income	3,135	2,736	2,131	2,891	4,898	8,002	11,186
Noninterest expense	9,401	8,923	8,698	8,158	8,413	27,022	23,293
Income tax provision	1,694	1,464	1,023	1,671	1,521	4,181	4,240
Net income	$4,895	$4,001	$2,832	$3,710	$3,098	$11,728	$8,364
Per Share Data:
Earnings per share - basic	$0.72	$0.61	$0.43	$0.65	$0.55	$1.76	$1.66
Earnings per share - diluted	$0.71	$0.61	$0.43	$0.64	$0.55	$1.75	$1.65
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.18	$0.18
Book value per common share	$26.26	$25.15	$24.24	$23.76	$24.79	$26.26	$24.79
Tangible book value per common share [1]	$25.70	$24.43	$23.52	$23.04	$23.94	$25.70	$23.94
Common shares outstanding	8,411,077	6,513,577	6,497,662	6,478,050	5,533,050	8,411,077	5,533,050
Average common shares outstanding:
Basic	6,834,011	6,583,515	6,547,807	5,722,615	5,597,867	6,656,160	5,039,497
Diluted	6,854,614	6,597,991	6,602,200	5,761,931	5,622,181	6,683,379	5,063,299
Performance Ratios:
Return on average assets	0.78%	0.73%	0.60%	0.81%	0.71%	0.71%	0.72%
Return on average shareholders’ equity	11.20%	9.95%	7.42%	10.85%	9.08%	9.61%	9.31%
Return on average tangible common equity [1]	11.51%	10.25%	7.65%	11.24%	9.41%	9.89%	9.69%
Net interest margin	2.31%	2.43%	2.50%	2.42%	2.42%	2.41%	2.51%
Net interest margin - FTE [1,2]	2.52%	2.53%	2.57%	2.48%	2.47%	2.57%	2.57%
Capital Ratios:
Total shareholders’ equity to assets	8.39%	6.88%	7.67%	8.30%	7.52%	8.39%	7.52%
Tangible common equity to tangible assets ratio [1]	8.22%	6.70%	7.46%	8.07%	7.28%	8.22%	7.28%
Tier 1 leverage ratio	8.86%	7.50%	8.41%	8.65%	7.62%	8.86%	7.62%
Common equity tier 1 capital ratio	11.93%	9.74%	10.88%	11.54%	10.07%	11.93%	10.07%
Tier 1 capital ratio	11.93%	9.74%	10.88%	11.54%	10.07%	11.93%	10.07%
Total risk-based capital ratio	14.67%	12.68%	14.16%	15.01%	13.67%	14.67%	13.67%

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

During the third quarter 2017, net income was $4.9 million, or $0.71 per diluted share, compared to third quarter 2016 net income of $3.1 million, or $0.55 per diluted share, representing an increase in net income of $1.8 million, or 58.0%. During the nine months ended September 30, 2017, net income was $11.7 million, or $1.75 per diluted share, compared to the nine months ended September 30, 2016 net income of $8.4 million, or $1.65 per diluted share, resulting in an increase in net income of $3.4 million, or 40.2%. The comparability of diluted earnings per share between both the third quarter 2017 and the third quarter 2016 as well as the nine months ended September 30, 2017 and the nine months ended September 30, 2016 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of an aggregate of 1,980,766 shares of common stock through equity offerings completed during May and December 2016 and 1,897,500 shares of common stock issued through an underwritten public offering in September 2017.

The increase in net income in the third quarter 2017 compared to the third quarter 2016 was due primarily to a $3.9 million, or 37.3%, increase in net interest income, a $0.9 million, or 39.4%, decrease in provision for loan losses, partially offset by a $1.8 million, or 36.0%, decrease in noninterest income and a $1.0 million, or 11.7%, increase in noninterest expense.

The increase in net income in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to a $9.8 million, or 34.2%, increase in net interest income, a $0.4 million, or 9.4%, decrease in provision for loan losses and a $0.1 million, or 1.4%, decrease in income tax expense, partially offset by a $3.7 million, or 16.0%, increase in noninterest expense and a $3.2 million, or 28.5%, decrease in noninterest income.

During the third quarter 2017, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.78% and 11.20%, respectively, compared to 0.71% and 9.08%, respectively, for the third quarter 2016. During the nine months ended September 30, 2017, ROAA and ROAE were 0.71% and 9.61%, respectively, compared to 0.72% and 9.31%, respectively, for the nine months ended September 30, 2016.

Consolidated Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following tables provide the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The tables do not reflect any effect of income taxes except for net interest margin - FTE as discussed below. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

(dollars in thousands)	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,818,379	$18,922	4.13%	$1,570,235	$16,416	4.19%	$1,192,816	$12,544	4.18%
Securities - taxable	410,630	2,582	2.49%	405,380	2,566	2.54%	366,810	2,148	2.33%
Securities - non-taxable	97,243	697	2.84%	95,436	696	2.93%	90,597	637	2.80%
Other earning assets	108,547	493	1.80%	67,989	297	1.75%	51,779	142	1.09%
Total interest-earning assets	2,434,799	22,694	3.70%	2,139,040	19,975	3.75%	1,702,002	15,471	3.62%

Allowance for loan losses	(13,657)			(12,372)			(10,378)
Noninterest-earning assets	71,609			67,984			43,319
Total assets	$2,492,751			$2,194,652			$1,734,943

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$88,633	$122	0.55%	$92,676	$127	0.55%	$81,151	$112	0.55%
Regular savings accounts	42,308	97	0.91%	34,545	67	0.78%	27,479	40	0.58%
Money market accounts	440,293	1,187	1.07%	394,735	915	0.93%	369,082	658	0.71%
Certificates and brokered deposits	1,268,709	5,188	1.62%	1,071,408	4,215	1.58%	907,775	3,558	1.56%
Total interest-bearing deposits	1,839,943	6,594	1.42%	1,593,364	5,324	1.34%	1,385,487	4,368	1.25%
Other borrowed funds	431,738	1,909	1.75%	398,044	1,677	1.69%	173,568	765	1.75%
Total interest-bearing liabilities	2,271,681	8,503	1.49%	1,991,408	7,001	1.41%	1,559,055	5,133	1.31%
Noninterest-bearing deposits	35,094			32,897			32,897
Other noninterest-bearing liabilities	12,517			9,119			7,325
Total liabilities	2,319,292			2,033,424			1,599,277

Shareholders’ equity	173,459			161,228			135,666
Total liabilities and shareholders’ equity	$2,492,751			$2,194,652			$1,734,943

Net interest income		$14,191			$12,974			$10,338

Interest rate spread [1]			2.21%			2.34%			2.31%
Net interest margin [2]			2.31%			2.43%			2.42%
Net interest margin - FTE [3]			2.52%			2.53%			2.47%
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

(dollars in thousands)	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,577,526	$49,494	4.19%	$1,108,066	$35,394	4.27%
Securities - taxable	399,284	7,515	2.52%	292,620	5,064	2.31%
Securities - non-taxable	95,348	2,090	2.93%	54,777	1,170	2.85%
Other earning assets	74,208	960	1.73%	75,860	507	0.89%
Total interest-earning assets	2,146,366	60,059	3.74%	1,531,323	42,135	3.68%

Allowance for loan losses	(12,451)			(9,505)
Noninterest-earning assets	65,949			40,241
Total assets	$2,199,864			$1,562,059

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$89,869	$368	0.55%	$82,063	$336	0.55%
Regular savings accounts	35,113	210	0.80%	26,844	117	0.58%
Money market accounts	394,581	2,799	0.95%	361,248	1,915	0.71%
Certificates and brokered deposits	1,109,858	13,240	1.59%	764,923	8,818	1.54%
Total interest-bearing deposits	1,629,421	16,617	1.36%	1,235,078	11,186	1.21%
Other borrowed funds	364,738	4,820	1.77%	173,438	2,164	1.67%
Total interest-bearing liabilities	1,994,159	21,437	1.44%	1,408,516	13,350	1.27%
Noninterest-bearing deposits	33,164			27,846
Other noninterest-bearing liabilities	9,311			5,687
Total liabilities	2,036,634			1,442,049

Shareholders’ equity	163,230			120,010
Total liabilities and shareholders’ equity	$2,199,864			$1,562,059

Net interest income		$38,622			$28,785

Interest rate spread [1]			2.30%			2.41%
Net interest margin [2]			2.41%			2.51%
Net interest margin - FTE [3]			2.57%			2.57%

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

	Rate/Volume Analysis of Net Interest Income
(dollars in thousands)	Three Months Ended September 30, 2017 vs. June 30, 2017 Due to Changes in			Three Months Ended September 30, 2017 vs. September 30, 2016 Due to Changes in			Nine Months Ended September 30, 2017 vs. September 30, 2016 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$4,025	$(1,519)	$2,506	$7,401	$(1,023)	$6,378	$15,200	$(1,100)	$14,100
Securities – taxable	167	(151)	16	276	158	434	1,961	490	2,451
Securities – non-taxable	66	(65)	1	50	10	60	886	34	920
Other earning assets	187	9	196	220	131	351	(19)	472	453
Total	4,445	(1,726)	2,719	7,947	(724)	7,223	18,028	(104)	17,924

Interest expense
Interest-bearing deposits	916	354	1,270	1,574	652	2,226	3,912	1,519	5,431
Other borrowed funds	163	69	232	1,144	—	1,144	2,520	136	2,656
Total	1,079	423	1,502	2,718	652	3,370	6,432	1,655	8,087

Increase (decrease) in net interest income	$3,366	$(2,149)	$1,217	$5,229	$(1,376)	$3,853	$11,596	$(1,759)	$9,837

Net interest income for the third quarter 2017 was $14.2 million, an increase of $3.9 million, or 37.3%, compared to $10.3 million for the third quarter 2016. The increase in net interest income was the result of a $7.2 million, or 46.7%, increase in total interest income to $22.7 million for the third quarter 2017 from $15.5 million for the third quarter 2016. The increase in total interest income was partially offset by a $3.4 million, or 65.7%, increase in total interest expense to $8.5 million for the third quarter 2017 from $5.1 million for the third quarter 2016.

The increase in total interest income from the third quarter 2017 compared to the third quarter 2016 was due primarily to an increase in interest earned on loans resulting from an increase of $625.6 million, or 52.4%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 5 basis points (“bps”) in the yield on loans, including loans held-for-sale. In addition, the average balance of securities increased $50.5 million, or 11.0%, and the yield earned on the securities portfolio increased 14 bps for the third quarter 2017 compared to the third quarter 2016.

The increase in total interest expense was driven primarily by an increase of $454.5 million, or 32.8%, in the average balance of interest-bearing deposits for the third quarter 2017 compared to the third quarter 2016, as well as a 17 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $353.2 million, or 39.5%, increase in average certificates of deposits balances and an 8 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $258.2 million, or 148.7%, increase in the average balance of other borrowed funds for the third quarter 2017 compared to the third quarter 2016. The increase in the average balance of other borrowed funds was due primarily to the average balance of Federal Home Loan Bank advances increasing $234.5 million, or 146.1%, as the Company used Federal Home Loan Bank advances to supplement deposit growth and to manage interest rate risk. In addition, the average balance of other borrowed funds increased due to the issuance of the 2026 Notes in September 2016.

Net interest margin (“NIM”) was 2.31% for the third quarter 2017 compared to 2.42% for the third quarter 2016. The decrease in NIM for the third quarter 2017 compared to the third quarter 2016 was driven primarily by an increase of 18 bps in the cost of interest-bearing liabilities, partially offset by an increase of 8 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.52% for the third quarter 2017 compared to 2.47% for the third quarter 2016.

Net interest income for the nine months ended September 30, 2017 was $38.6 million, an increase of $9.8 million, or 34.2%, compared to $28.8 million for the nine months ended September 30, 2016. The increase in net interest income was the result of a $17.9 million, or 42.5%, increase in total interest income to $60.1 million for the nine months ended September 30, 2017 from $42.1 million for the nine months ended September 30, 2016. The increase in total interest income was partially offset by an $8.1 million, or 60.6%, increase in total interest expense to $21.4 million for the nine months ended September 30, 2017 from $13.4 million for the nine months ended September 30, 2016.

The increase in total interest income from the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to an increase in interest earned on loans resulting from an increase of $469.5 million, or 42.4%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 8 bps in the yield on loans, including loans held-for-sale. In addition, the average balance of securities increased $147.2 million, or 42.4%, and the yield earned on the securities portfolio increased 20 bps for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The increase in total interest expense was driven primarily by an increase of $394.3 million, or 31.9%, in the average balance of interest-bearing deposits for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as well as a 15 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $348.9 million, or 46.4%, increase in average certificates of deposits balances and an 8 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $191.3 million, or 110.3%, increase in the average balance of other borrowed funds for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as well as an increase of 10 bps in the cost of other borrowed funds. The average balance of other borrowed funds increased due primarily to the average balance of Federal Home Loan Bank advances, which increased $167.5 million, or 104.3%, compared to the nine months ended September 30, 2016, as the Company used Federal Home Loan Bank advances to supplement deposit growth and to manage interest rate risk. In addition, the average balance of other borrowed funds increased due to the issuance of the 2026 Notes in September 2016.

NIM was 2.41% for the nine months ended September 30, 2017 compared to 2.51% for the nine months ended September 30, 2016. The decline in NIM for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven primarily by an increase of 17 bps in the cost of interest-bearing liabilities, partially offset by a 6 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.57% for the nine months ended September 30, 2017, which was consistent with NIM for the nine months ended September 30, 2016.

Noninterest Income

The following table presents noninterest income for the five most recent quarters and the nine months ended September 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Service charges and fees	$226	$220	$211	$196	$207	$657	$622
Mortgage banking activities	2,535	2,155	1,616	2,407	4,442	6,306	9,991
Gain (loss) on sale of securities	(8)	—	—	—	—	(8)	177
Other	382	361	304	288	249	1,047	396
Total noninterest income	$3,135	$2,736	$2,131	$2,891	$4,898	$8,002	$11,186

During the third quarter 2017, noninterest income was $3.1 million, representing a decrease of $1.8 million, or 36.0%, compared to $4.9 million for the third quarter 2016. The decrease in noninterest income compared to the three months ended September 30, 2016 was primarily driven by a decrease of $1.9 million, or 42.9%, in revenue from mortgage banking activities. The decrease in revenue from mortgage banking activities was due primarily to decreased mortgage held-for-sale (“HFS”) origination and sales volumes, partially offset by the sale of $26.4 million of jumbo fixed and adjustable rate portfolio mortgages at a net gain of $0.3 million.

During the nine months ended September 30, 2017, noninterest income was $8.0 million, representing a decrease of $3.2 million, or 28.5%, compared to $11.2 million for the nine months ended September 30, 2016. The decrease in noninterest income was due primarily to a decline of $3.7 million, or 36.9%, in revenue from mortgage banking activities but partially offset by an increase of $0.7 million in other noninterest income. The decrease in mortgage banking revenue was due primarily to decreased HFS origination and sales volumes, partially offset by the sale of jumbo fixed and adjustable rate portfolio mortgages, as discussed above. The increase in other noninterest income was due primarily to a $0.3 million increase in income from bank-owned life insurance and a $0.3 million increase in income from subleasing the Company’s former corporate office.

Historically, a large percentage of the mortgages originated by the Company have been conventional 15- and 30- year fixed rate mortgages, which are sold in the secondary market. With the increase in conventional mortgage interest rates since fourth quarter 2016, the Company has seen a shift in consumer behavior as an increased percentage of customers are selecting adjustable rate mortgages, which are typically held for investment on the balance sheet. During both the third quarter 2017 and the nine months ended September 30, 2017, portfolio mortgage originations increased relative to the comparable period in 2016 while mortgages HFS volume declined, contributing to the declines in revenue from mortgage banking activities.

Noninterest Expense

The following table presents noninterest expense for the five most recent quarters and the nine months ended September 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Salaries and employee benefits	$5,197	$5,193	$5,073	$4,610	$4,550	$15,463	$12,777
Marketing, advertising and promotion	741	544	518	471	454	1,803	1,352
Consulting and professional services	897	764	813	709	901	2,474	2,434
Data processing	247	245	237	292	286	729	835
Loan expenses	262	248	214	267	240	724	624
Premises and equipment	1,080	1,025	953	955	983	3,058	2,744
Deposit insurance premium	375	300	315	344	420	990	815
Other	602	604	575	510	579	1,781	1,712
Total noninterest expense	$9,401	$8,923	$8,698	$8,158	$8,413	$27,022	$23,293

Noninterest expense for the third quarter 2017 was $9.4 million, compared to $8.4 million for the third quarter 2016. The increase of $1.0 million, or 11.7%, compared to the third quarter 2016 was due primarily to an increase of $0.6 million in salaries and employee benefits and an increase of $0.3 million in marketing, advertising and promotion. The increase in salaries and employee benefits primarily resulted from personnel growth and the increase in marketing, advertising and promotion was driven primarily by digital marketing initiatives and higher mortgage lead generation costs.

Noninterest expense for the nine months ended September 30, 2017 was $27.0 million, compared to $23.3 million for the nine months ended September 30, 2016. The increase of $3.7 million, or 16.0%, compared to the nine months ended September 30, 2016 was due primarily to an increase of $2.7 million in salaries and employee benefits, an increase of $0.5 million in marketing, advertising and promotion, an increase of $0.3 million in premises and equipment and an increase of $0.2 million in deposit insurance premium. The increase in salaries and employee benefits was primarily the result of personnel growth. The increase in marketing, advertising and promotion was driven by digital marketing initiatives and higher mortgage lead generation costs. The increase in premises and equipment was due primarily to software expense. The increase in deposit insurance premium was due primarily to the Company’s growth.

Income tax provision was $1.7 million for the third quarter 2017, resulting in an effective tax rate of 25.7%, compared to $1.5 million and an effective tax rate of 32.9% for the third quarter 2016. Income tax provision was $4.2 million for the nine months ended September 30, 2017, resulting in an effective tax rate of 26.3%, compared to $4.2 million and an effective tax rate of 33.6% for the nine month ended September 30, 2016. The decrease in the effective tax rate for both the three and nine month periods ended September 30, 2017 was due primarily to an increase in tax-exempt earning assets resulting from growth in the public finance and municipal bond portfolios.

Financial Condition

The following table presents summary balance sheet data for the last five quarters.

(dollars in thousands)
Balance Sheet Data:	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total assets	$2,633,422	$2,381,271	$2,052,803	$1,854,335	$1,824,196
Loans	1,868,487	1,698,421	1,433,190	1,250,789	1,198,932
Securities available-for-sale	492,468	489,775	470,065	456,700	470,978
Securities held-to-maturity	19,212	19,215	19,218	16,671	5,500
Loans held-for-sale	45,487	27,335	13,202	27,101	32,471
Noninterest-bearing deposits	33,734	36,636	34,427	31,166	32,938
Interest-bearing deposits	1,963,294	1,695,476	1,522,692	1,431,701	1,460,663
Total deposits	1,997,028	1,732,112	1,557,119	1,462,867	1,493,601
Total shareholders’ equity	220,867	163,830	157,491	153,942	137,154

Total assets increased $779.1 million, or 42.0%, to $2.6 billion at September 30, 2017 compared to $1.9 billion at December 31, 2016. Balance sheet expansion during the 2017 period was primarily driven by strong loan growth as loan balances increased $617.7 million, or 49.4%, compared to December 31, 2016.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five quarters.

(dollars in thousands)	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Commercial loans
Commercial and industrial	$122,587	6.5%	$107,569	6.3%	$97,487	6.8%	$102,437	8.2%	$107,250	8.9%
Owner-occupied commercial real estate	75,986	4.1%	66,952	4.0%	62,887	4.4%	57,668	4.6%	45,540	3.8%
Investor commercial real estate	7,430	0.4%	10,062	0.6%	8,510	0.6%	13,181	1.1%	12,752	1.1%
Construction	50,367	2.7%	45,931	2.7%	49,618	3.5%	53,291	4.3%	56,391	4.7%
Single tenant lease financing	783,918	41.9%	747,790	44.0%	665,382	46.4%	606,568	48.5%	571,972	47.7%
Public finance	269,347	14.4%	179,873	10.6%	77,995	5.4%	—	—%	—	—%
Healthcare finance	12,363	0.7%	2,810	0.2%	—	—%	—	—%	—	—%
Total commercial loans	1,321,998	70.7%	1,160,987	68.4%	961,879	67.1%	833,145	66.7%	793,905	66.2%
Consumer loans
Residential mortgage	291,382	15.6%	292,997	17.3%	246,014	17.2%	205,554	16.4%	200,889	16.7%
Home equity	31,236	1.7%	33,312	2.0%	34,925	2.4%	35,036	2.8%	37,849	3.2%
Other consumer	220,920	11.8%	208,602	12.2%	188,191	13.1%	173,449	13.8%	163,158	13.6%
Total consumer loans	543,538	29.1%	534,911	31.5%	469,130	32.7%	414,039	33.0%	401,896	33.5%
Deferred loan origination costs and premiums and discounts on purchased loans	2,951	0.2%	2,523	0.1%	2,181	0.2%	3,605	0.3%	3,131	0.3%
Total loans	1,868,487	100.0%	1,698,421	100.0%	1,433,190	100.0%	1,250,789	100.0%	1,198,932	100.0%
Allowance for loan losses	(14,087)		(13,194)		(11,894)		(10,981)		(10,561)
Net loans	$1,854,400		$1,685,227		$1,421,296		$1,239,808		$1,188,371

Total loans were $1.9 billion as of September 30, 2017, an increase of $617.7 million, or 49.4%, compared to December 31, 2016. The growth in commercial loan balances was positively impacted by production in the Company’s new public finance and healthcare finance lending areas with balances totaling $269.3 million and $12.4 million, respectively, at September 30, 2017. Production in single tenant lease financing remained strong as balances increased $177.4 million, or 29.2%, compared to December 31, 2016. The growth in consumer loans was primarily driven by the recent rise in conventional mortgage interest rates, leading to a shift in consumer behavior with a preference for adjustable rate mortgages (“ARMs”) since late 2016. The Company’s residential mortgage portfolio, which includes ARMs, increased $85.8 million, or 41.8%, compared to December 31, 2016. Other consumer loan balances increased $47.5 million, or 27.4%, compared to December 31, 2016, driven primarily by increased production in trailer, recreational vehicle and home improvement loans.

The Company completed its first sale of portfolio mortgage loans during the third quarter 2017, supplementing its conventional held-for-sale mortgage production. The sale, totaling $26.4 million in the aggregate, resulted in a $0.3 million gain, and consisted of jumbo fixed and adjustable rate mortgages originated during 2017. As consumer demand remains strong for these products, the Company may pursue additional portfolio mortgage sales in subsequent periods. The Company is currently in the process of executing its first sale of single tenant lease financing loans. Approximately $26.3 million of those loans were transferred to loans held-for-sale as of September 30, 2017 in anticipation of this transaction closing during the fourth quarter. Loan sales provide the Company an additional strategy to manage balance sheet growth and capital while providing additional liquidity and further diversifying revenue channels.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five quarters.

(dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans
Commercial loans:
Commercial and industrial	$1,845	$1,850	$2,147	$—	$—
Total commercial loans	1,845	1,850	2,147	—	—
Consumer loans:
Residential mortgage	775	1,209	1,209	1,024	1,025
Other consumer	40	29	55	59	108
Total consumer loans	815	1,238	1,264	1,083	1,133
Total nonaccrual loans	2,660	3,088	3,411	1,083	1,133

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	341	—	—	—
Other consumer	2	9	—	—	—
Total consumer loans	2	350	—	—	—
Total past due 90 days and accruing loans	2	350	—	—	—

Total nonperforming loans	2,662	3,438	3,411	1,083	1,133

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	648	—	—	45	45
Total other real estate owned	5,136	4,488	4,488	4,533	4,533

Other nonperforming assets	57	26	93	85	69

Total nonperforming assets	$7,855	$7,952	$7,992	$5,701	$5,735

Total nonperforming loans to total loans	0.14%	0.20%	0.24%	0.09%	0.90%
Total nonperforming assets to total assets	0.30%	0.33%	0.39%	0.31%	0.31%
Allowance for loan losses to total loans	0.75%	0.78%	0.83%	0.88%	0.88%
Allowance for loan losses to nonperforming loans	529.2%	383.8%	348.7%	1,013.9%	932.1%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five quarters.

(dollars in thousands)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Troubled debt restructurings – nonaccrual	$1,845	$1,762	$—	$—	$1
Troubled debt restructurings – performing	$480	$487	$496	$757	$1,067
Total troubled debt restructurings	$2,325	$2,249	$496	$757	$1,068

The increase of $2.2 million, or 37.8%, in total nonperforming assets as of September 30, 2017 compared to December 31, 2016 was due primarily to an increase in nonaccrual loans and an increase in OREO. Total nonperforming loans increased $1.6 million, or 145.8%, to $2.7 million as of September 30, 2017 compared to $1.1 million as of December 31, 2016. This increase was primarily driven by one commercial and industrial loan that was placed on nonaccrual status during the first quarter. The increase in OREO was due to a $0.6 million residential mortgage loan that was transferred to OREO during the third quarter. As a result, the ratio of nonperforming loans to total loans increased to 0.14% as of September 30, 2017 compared to 0.09% as of December 31, 2016. The ratio of nonperforming assets to total assets decreased slightly to 0.30% as of September 30, 2017 compared to 0.31% as of December 31, 2016 due primarily to the increase in total assets, offset by the increase in nonperforming assets.

As of September 30, 2017 and December 31, 2016, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of September 30, 2017, the Company had residential mortgage other real estate owned of $0.6 million. As of December 31, 2016, the Company had residential mortgage other real estate owned of less than $0.1 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five quarters and the nine months ended September 30, 2017 and 2016.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Balance, beginning of period	$13,194	$11,894	$10,981	$10,561	$10,016	$10,981	$8,351
Provision charged to expense	1,336	1,322	1,035	256	2,204	3,693	4,074
Losses charged off	(532)	(170)	(223)	(71)	(1,737)	(925)	(2,118)
Recoveries	89	148	101	235	78	338	254
Balance, end of period	$14,087	$13,194	$11,894	$10,981	$10,561	$14,087	$10,561

Net charge-offs (recoveries) to average loans	0.10%	0.01%	0.04%	(0.05)%	0.57%	0.05%	0.23%

The allowance for loan losses was $14.1 million as of September 30, 2017, compared to $11.0 million as of December 31, 2016. The increase of $3.1 million, or 28.3%, was due primarily to the growth in single tenant lease financing, public finance and residential mortgage loan balances. During the third quarter 2017, the Company recorded net charge-offs of $0.4 million, compared to net charge-offs of $1.7 million during the third quarter 2016. The net charge-offs for the third quarter 2017 were primarily driven by charge-offs in other consumer loans and commercial and industrial loans. The net charge-offs for the third quarter 2016 were due to the Company charging off the full balance of a commercial and industrial loan it placed on nonaccrual status during the second quarter 2016. During the nine months ended September 30, 2017, the Company recorded net charge-offs of $0.6 million, compared to net charge-offs of $1.9 million during the nine months ended September 30, 2016. The net charge-offs for the nine months ended September 30, 2017 were primarily driven by charge-offs in other consumer loans, while the net charge-offs for the nine months ended September 30, 2016 were primarily driven by charge-offs in commercial and industrial loans.

The allowance for loan losses as a percentage of total loans decreased to 0.75% as of September 30, 2017, compared to 0.88% as of December 31, 2016. The decline in the allowance as a percentage of total loans was due to the growth in the public finance and residential mortgage portfolios as these loan categories have lower loss reserve factors than all other commercial and most consumer loan types. Due to the increase in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans decreased to 529.2% as of September 30, 2017, compared to 1,013.9% as of December 31, 2016.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five quarters.

(dollars in thousands)
Amortized Cost	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$138,730	$129,926	$113,933	$92,599	$85,630
Municipal securities	97,439	97,508	97,578	97,647	96,665
Mortgage-backed securities	224,311	231,591	235,879	238,354	244,780
Asset-backed securities	9,949	9,946	9,873	19,470	19,464
Corporate securities	27,114	27,118	23,107	20,000	20,000
Other securities	3,000	3,000	3,000	3,000	3,000
Total available-for-sale	500,543	499,089	483,370	471,070	469,539
Securities held-to-maturity
Municipal securities	10,166	10,168	10,169	10,171	—
Corporate securities	9,046	9,047	9,049	6,500	5,500
Total held-to-maturity	19,212	19,215	19,218	16,671	5,500
Total securities	$519,755	$518,304	$502,588	$487,741	$475,039

(dollars in thousands)
Approximate Fair Value	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Securities available-for-sale
U.S. Government-sponsored agencies	$138,499	$129,682	$113,287	$91,896	$85,990
Municipal securities	95,435	95,071	92,428	91,886	97,501
Mortgage-backed securities	219,579	226,114	229,436	231,641	246,085
Asset-backed securities	10,000	10,000	10,000	19,534	19,496
Corporate securities	26,004	25,960	21,982	18,811	18,880
Other securities	2,951	2,948	2,932	2,932	3,026
Total available-for-sale	492,468	489,775	470,065	456,700	470,978
Securities held-to-maturity
Municipal securities	9,832	9,847	9,703	9,673	—
Corporate securities	9,239	9,157	9,101	6,524	5,578
Total held-to-maturity	19,071	19,004	18,804	16,197	5,578
Total securities	$511,539	$508,779	$488,869	$472,897	$476,556

The approximate fair value of investment securities available-for-sale increased $35.8 million, or 7.8%, to $492.5 million as of September 30, 2017 compared to $456.7 million as of December 31, 2016. The increase was due primarily to increases of $46.6 million in U.S. Government-sponsored agencies and $7.2 million in corporate securities, offset by a decline of $26.5 million in mortgage-backed securities and a decline of $9.5 million in asset-backed securities. The increases in U.S. Government-sponsored agencies and corporate securities were due primarily to purchases of floating rate instruments during the year. The decline in mortgage-backed securities was driven by principal amortization and prepayments. The decline in asset-backed securities was due to certain securities that were called by the issuer during 2017. As of September 30, 2017, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $16.7 million as of December 31, 2016.

Deposits

The following table presents the composition of the Company’s deposit base for the last five quarters.

(dollars in thousands)	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
Noninterest-bearing deposits	$33,734	1.7%	$36,636	2.1%	$34,427	2.2%	$31,166	2.1%	$32,938	2.2%
Interest-bearing demand deposits	89,748	4.5%	94,726	5.5%	94,461	6.1%	93,074	6.4%	84,939	5.7%
Savings accounts	49,913	2.5%	35,764	2.1%	31,291	2.0%	27,955	1.9%	27,661	1.8%
Money market accounts	499,160	25.0%	386,224	22.3%	371,115	23.8%	340,240	23.3%	364,517	24.4%
Certificates of deposits	1,300,952	65.1%	1,176,230	67.9%	1,023,294	65.7%	964,819	65.9%	970,684	65.0%
Brokered deposits	23,521	1.2%	2,532	0.1%	2,531	0.2%	5,613	0.4%	12,862	0.9%
Total deposits	$1,997,028	100.0%	$1,732,112	100.0%	$1,557,119	100.0%	$1,462,867	100.0%	$1,493,601	100.0%

Total deposits increased $534.2 million, or 36.5%, to $2.0 billion as of September 30, 2017 compared to approximately $1.5 billion as of December 31, 2016. This increase was due primarily to increases of $336.1 million, or 34.8%, in certificates of deposits, $158.9 million, or 46.7%, in money market accounts, $22.0 million, or 78.5%, in savings accounts and $17.9 million, or 319.0%, in brokered deposits.

Recent Common Stock Offerings

In September 2017, the Company completed an underwritten public offering of 1,650,000 shares of its common stock at a price of $29.00 per share. The Company received net proceeds of approximately $44.8 million after deducting underwriting discounts and commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 247,500 shares of its common stock. The Company closed on the 247,500 additional shares in September 2017 and received net proceeds of approximately $6.8 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2016, the Company and the Bank entered into an Underwriting Agreement, pursuant to which the Company sold 945,000 shares of common stock at $26.50 per share, resulting in net proceeds to the Company of $23.4 million.

In May 2016, the Company and the Bank entered into an Underwriting Agreement, pursuant to which the Company sold an additional 895,955 shares of common stock at $24.00 per share, resulting in net proceeds to the Company of $19.7 million.

In May 2016, the Company and the Bank entered into a Sales Agency Agreement to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Stock Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the sales agent.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, the sales agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provides for the Company to pay the sales agent a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company may also sell ATM Shares under the Sales Agency Agreement to the sales agent, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and may at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company has agreed to indemnify the sales agent against certain liabilities on customary terms. The Company has sold a total of 139,811 ATM Shares through the ATM Program for net proceeds of approximately $3.1 million. As of September 30, 2017, approximately $21.6 million remained available for sale under the ATM Program.

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

The following tables present actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$221,185	11.93%	$106,580	5.75%	$129,749	7.00%	N/A	N/A
Bank	218,866	11.83%	106,374	5.75%	129,499	7.00%	$120,249	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	221,185	11.93%	134,383	7.25%	157,553	8.50%	N/A	N/A
Bank	218,866	11.83%	134,124	7.25%	157,249	8.50%	147,999	8.00%
Total capital to risk-weighted assets
Consolidated	271,961	14.67%	171,454	9.25%	194,624	10.50%	N/A	N/A
Bank	232,953	12.59%	171,124	9.25%	194,249	10.50%	184,999	10.00%
Leverage ratio
Consolidated	221,185	8.86%	99,833	4.00%	99,833	4.00%	N/A	N/A
Bank	218,866	8.78%	99,688	4.00%	99,688	4.00%	124,610	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$158,479	11.54%	$70,366	5.13%	$96,110	7.00%	N/A	N/A
Bank	162,617	11.88%	70,145	5.13%	95,807	7.00%	$88,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	158,479	11.54%	90,961	6.63%	116,705	8.50%	N/A	N/A
Bank	162,617	11.88%	90,675	6.63%	116,337	8.50%	109,494	8.00%
Total capital to risk-weighted assets
Consolidated	206,038	15.01%	118,421	8.63%	144,165	10.50%	N/A	N/A
Bank	173,598	12.68%	118,048	8.63%	143,711	10.50%	136,868	10.00%
Leverage ratio
Consolidated	158,479	8.65%	73,311	4.00%	73,311	4.00%	N/A	N/A
Bank	162,617	8.89%	73,186	4.00%	73,186	4.00%	91,483	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 16, 2017 to shareholders of record as of September 30, 2017. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2017, the Company had $38.0 million principal amount of subordinated debt outstanding pursuant to the 2021 Debenture, the 2025 Note, and the 2026 Notes. The agreements under which subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2017, on a consolidated basis, the Company had $618.2 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $45.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2017, the Bank had the ability to borrow an additional $152.8 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2017, the Company, on an unconsolidated basis, had $34.8 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2017, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $170.1 million. Certificates of deposits scheduled to mature in one year or less at September 30, 2017 totaled $651.7 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the past five quarters and the nine months ended September 30, 2017 and 2016.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Total equity - GAAP	$220,867	$163,830	$157,491	$153,942	$137,154	$220,867	$137,154
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$216,180	$159,143	$152,804	$149,255	$132,467	$216,180	$132,467

Total assets - GAAP	$2,633,422	$2,381,271	$2,052,803	$1,854,335	$1,824,196	$2,633,422	$1,824,196
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$2,628,735	$2,376,584	$2,048,116	$1,849,648	$1,819,509	$2,628,735	$1,819,509

Total common shares outstanding	8,411,077	6,513,577	6,497,662	6,478,050	5,533,050	8,411,077	5,533,050

Book value per common share	$26.26	$25.15	$24.24	$23.76	$24.79	$26.26	$24.79
Effect of goodwill	(0.56)	(0.72)	(0.72)	(0.72)	(0.85)	(0.56)	(0.85)
Tangible book value per common share	$25.70	$24.43	$23.52	$23.04	$23.94	$25.70	$23.94

Total shareholders’ equity to assets ratio	8.39%	6.88%	7.67%	8.30%	7.52%	8.39%	7.52%
Effect of goodwill	(0.17)%	(0.18)%	(0.21)%	(0.23)%	(0.24)%	(0.17)%	(0.24)%
Tangible common equity to tangible assets ratio	8.22%	6.70%	7.46%	8.07%	7.28%	8.22%	7.28%

Total average equity - GAAP	$173,459	$161,228	$154,798	$135,974	$135,666	$163,230	$120,010
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$168,772	$156,541	$150,111	$131,287	$130,979	$158,543	$115,323

Return on average shareholders’ equity	11.20%	9.95%	7.42%	10.85%	9.08%	9.61%	9.31%
Effect of goodwill	0.31%	0.30%	0.23%	0.39%	0.33%	0.28%	0.38%
Return on average tangible common equity	11.51%	10.25%	7.65%	11.24%	9.41%	9.89%	9.69%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$14,191	$12,974	$11,457	$10,904	$10,338	$38,622	$28,785
Adjustments:
Fully-taxable equivalent adjustments [1]	1,280	543	306	256	239	2,586	696
Net interest income - FTE	$15,471	$13,517	$11,763	$11,160	$10,577	$41,208	$29,481

Net interest margin	2.31%	2.43%	2.50%	2.42%	2.42%	2.41%	2.51%
Effect of fully-taxable equivalent adjustments [1]	0.21%	0.10%	0.07%	0.06%	0.05%	0.16%	0.06%
Net interest margin - FTE	2.52%	2.53%	2.57%	2.48%	2.47%	2.57%	2.57%

1 Assuming a 35% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit and forms of commitments that may be considered off-balance sheet arrangements. The Company enters into forward contracts related to its mortgage banking business to hedge the exposures from commitments to extend new residential mortgage loans to customers and from its mortgage loans held-for-sale. At September 30, 2017 and December 31, 2016, the Company had commitments to sell residential real estate loans of $63.1 million and $61.0 million, respectively. These contracts mature in less than one year. The Company does not believe that off-balance sheet arrangements have had or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2017, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	(0.31)%	1.46%	2.72%
EVE	4.25%	(12.68)%	(22.48)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FIRST INTERNET BANCORP

Date: November 7, 2017	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: November 7, 2017	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)