Form 10-K
period 2017-12-31
First Internet Bancorp
filed 2018-03-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2017.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common stock, without par value	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.                                                                                                                                                     Yes ☐ No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.                                                                                                                           Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).         Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $170.6 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 5, 2018, the registrant had 8,422,371 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “can,” “expects,” “believes,” “anticipates,” “intends,” “may,” “plan,” “should” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; executing of future acquisition, reorganization or disposition transactions, including the related time and costs of implementing such transactions, integrating operations as party of those actions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such actions; changes in U.S. tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance and healthcare finance. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards as well as treasury management services. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance lending solutions are originated through a strategic partnership we entered into during 2017 with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices.

As of December 31, 2017, we had total assets of $2.8 billion, total liabilities of $2.5 billion, and shareholders’ equity of $224.1 million. We employed 206 full-time equivalent employees at December 31, 2017.
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

Performance
Balance Sheet Growth. Total assets have increased 245.0% from $802.3 million at December 31, 2013 to $2.8 billion at December 31, 2017. This increase was driven primarily by strong organic growth. During the same time period, loans increased from $501.2 million to $2.1 billion and deposits increased from $673.1 million to $2.1 billion, increases of 317.3% and 209.8%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking platform that allows us to target a broad reach of customers across all 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2017, commercial loans comprised 73.2% of loans compared to 42.3% at December 31, 2013.

Earnings Growth. Net income has increased 231.5% from $4.6 million for the twelve months ended December 31, 2013 to $15.2 million for the twelve months ended December 31, 2017. Diluted earnings per share have increased 41.1% from $1.51 for the twelve months ended December 31, 2013 to $2.13 for the twelve months ended December 31, 2017.
Asset Quality. We have maintained a high quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, disciplined risk management processes, and a diverse national and local customer base. At December 31, 2017, our nonperforming assets to total assets was 0.21%, our nonperforming loans to total loans was 0.04% and our allowance for loan losses to total loans was 0.72%.
Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We primarily conduct commercial banking, including CRE and C&I, and related activities on a local basis, except for single tenant lease financing, public finance and healthcare finance which are offered nationwide. Our overriding strategic focus is enhancing franchise and shareholder value while maintaining strong risk management policies and procedures. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in commercial and consumer banking, effective underwriting, strong asset quality and efficient technology-driven operations.
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
Commercial Banking Growth. We have diversified our operations by adding commercial banking, public finance and healthcare finance to complement our consumer platform. We offer traditional CRE loans, single tenant lease financing, C&I loans, healthcare finance loans, corporate credit cards, treasury management services and public and municipal finance loans and leases. Our commercial lending teams consist of seasoned commercial bankers, many of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders leverage deep market knowledge and experience to serve commercial borrowers with a relationship-based approach. We intend to continue expanding our commercial banking platform by hiring additional seasoned loan officers and relationship managers with specialized market or product expertise.
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
Increased Efficiency Through Technology. We have built a scalable banking platform based upon technology as opposed to a traditional branch network. We intend to continue leveraging this infrastructure as well as investing in and utilizing new technologies to compete more effectively as we grow in the future. Through our online account access services, augmented by our team of dedicated banking specialists, we can satisfy the needs of our retail and commercial customers in an efficient manner. Our data processing systems run on a “real-time” basis, unlike many banks that run a “batch system,” so customers benefit from an up-to-the-minute picture of their financial position, particularly our commercial customers who complete numerous transactions in a single day. We believe that our business model and digital banking processes are capable of supporting continued growth and producing a greater level of operational efficiency, which should drive increasing profitability.
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

Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of residential real estate loans, home equity loans and lines of credit, and consumer loans, and loans to commercial clients, which include C&I loans, CRE loans, municipal loans and leases, lines of credit, letters of credit, single tenant lease financing and loans to healthcare providers. Residential real estate loans are either retained in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized within noninterest income. Refer to Note 4 of the financial statements for further discussion of each loan portfolio segment as of December 31, 2017.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers and a deposit-taking ATM network. Additionally, we had approximately $76.7 million in brokered time deposits at December 31, 2017.

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

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, EverBank (a division of TIAA, FSB), Synchrony Bank, Goldman Sachs Bank USA and Bank of Internet USA. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and loanDepot. We also compete with money center and superregional banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our traditional commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including KeyBank, PNC Bank, Chase, BMO Harris Bank, Huntington National Bank and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Mid First Bank and Arizona Business Bank. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. Examples of these competitors include Wells Fargo, First Savings Bank, CapStar Bank, EverBank and StanCorp. For our public finance activities, we compete nationally with superregional and regional banks, such as Huntington National Bank, KeyBank, Capital One, Sterling National Bank and Texas Capital Bank. These competitors may have significantly greater financial resources and higher lending limits than we do, and may also offer specialized products and services that we do not. For our healthcare finance activities, we compete nationally with superregional and regional banks, such as TD Bank, PNC Bank, Wintrust Financial Corporation and Columbia Bank.

In the United States, banking has experienced widespread consolidation over the last decade leading to the emergence of several large nationwide banking institutions. These competitors have significantly greater financial resources and offer many branch locations as well as a variety of services we do not. We have attempted to offset some of the advantages of the larger competitors by leveraging technology to deliver product solutions and better compete in targeted segments. We have positioned ourselves as an alternative to these institutions for consumers who do not wish to subsidize the cost of large branch networks through high fees and unfavorable interest rates.

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

Among other things, the Dodd-Frank Act provided for capital standards that eliminate or restrict the treatment of trust preferred securities as Tier 1 capital based on the asset size of an institution. The Company has never issued any trust preferred securities. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to the beginning of 2008. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are now being calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) was raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act barred certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial organizations engaging in such activities.

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) as an independent agency within the Board of Governors of the Federal Reserve System. The CFPB has the exclusive authority to administer, enforce, and otherwise implement federal consumer financial laws, which includes the power to make rules, issue orders, and issue guidance governing the provision of consumer financial products and services. The CFPB has exclusive federal consumer law supervisory authority and primary enforcement authority over insured depository institutions with assets totaling over $10 billion. Authority for institutions with $10 billion or less rests with the prudential regulator, and in the case of the Bank lies with the FDIC. Further, the Dodd-Frank Act established the Office of Financial Research, which has the power to require reports from other financial services companies.

In 2015, the CFPB’s final rules on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act became effective.  The new disclosures are intended to improve disclosures to consumers and also contain tolerance limitations that may cause lenders to refund fees charged to consumers when certain costs vary between the initial and final disclosure.

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

Regulatory Capital. The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding assets considered by regulatory agencies to be liquid and low-risk. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is Tier 1 capital divided by total average assets adjusted as specified in the guidelines. The Bank, supervised by the FDIC and DFI, is subject to substantially similar capital requirements. Our applicable capital ratios as of December 31, 2017 and 2016 are summarized in Note 13 to the financial statements.

In 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. bank holding companies. The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule. The Basel III Capital Rules implement requirements consistent with agreements reached by the Basel Committee on Banking Supervision as well as certain provisions of the Dodd-Frank Act. These rules substantially revised the risk-based capital requirements applicable to depository institutions and their holding companies, including the Company and the Bank. The Basel III Capital Rules were effective for all banks as of the beginning of 2015, subject to certain phase-in periods for some requirements.

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

Under Basel III Capital Rules, the minimum capital ratios are: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets and 4.0% Leverage Ratio. In addition, a capital conservation buffer of 2.5% above each level applicable to the CET1, Tier 1, and Total Capital ratios will be required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including dividends, and pay certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in with annual increases through 2019. The following are the Basel III regulatory capital levels, inclusive of the capital conservation buffer, that the Company and the Bank must satisfy to avoid limitations on capital distributions, including dividends, and discretionary bonus payments during the applicable phase-in period from January 1, 2015, until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Common equity tier 1 capital to risk-weighted assets	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital to risk-weighted assets	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital to risk-weighted assets	8.00%	8.625%	9.25%	9.875%	10.50%

The Basel III Capital Rules revise the prompt corrective action framework by (i) introducing a CET1 ratio requirement at each capital level, with a required CET1 ratio to remain well-capitalized at 6.5%, (ii) increasing the minimum Tier 1 Capital ratio requirement for each category, with the minimum Tier 1 Capital ratio for well-capitalized status being increased to 8% and (iii) transitioning to a Leverage Ratio of 4% in order to qualify as adequately capitalized and a Leverage Ratio of 5% to be well-capitalized.

The Company believes that, as of December 31, 2017, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then effective.

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

Due to its Internet-driven model and nationwide consumer banking platform, the Bank has opted to operate under a CRA Strategic Plan, which was submitted to and approved by the FDIC and sets forth certain guidelines the Bank must meet. The current Strategic Plan expired December 31, 2017 and the Bank has submitted a new plan for approval that will be in effect through December 31, 2020. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

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

Dividends. The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain the prior approval of the DFI before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank could pay may also be affected or limited by other factors, such as the requirements to maintain adequate capital.

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

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $1.4 million for 2017.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2017 of $19.6 million. Any advances from the FHLB must be secured by specified types of collateral, and long term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2017, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $15.5 million and up to $115.1 million, plus 10% on the excess over $115.1 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

We continually strive to enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. We regularly conduct cybersecurity risk assessments, regularly engage with the Board of Directors or appropriate committees on cybersecurity matters, routinely update our incident response plans based on emerging threats, periodically practice implementation of incident response plans across applicable departments and train officers and employees to detect and report suspicious activity. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services, by us and our consumers.

Employees

At December 31, 2017, we had 206 full-time equivalent employees.

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
We are growing our CRE and C&I loan portfolios. At December 31, 2017, CRE loans amounted to $935.6 million, or 44.8% of total loans, and C&I loans amounted to $122.9 million, or 5.9% of total loans. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2017, we had a net unrealized pre-tax holding loss of approximately $8.1 million on the available-for-sale portion of our $473.3 million investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.

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
At December 31, 2017, our consumer loans, excluding residential mortgage loans and home equity loans, totaled $227.5 million, representing approximately 10.8% of our total loan portfolio at such date. A substantial portion of our consumer loans are horse trailer and recreational vehicle loans acquired through our indirect dealer network. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailer and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and could have a material adverse effect on our business, financial condition and results of operations.
Portions of our commercial lending activities are geographically concentrated in Central Indiana and adjacent markets, and changes in local economic conditions may impact their performance.
We offer our residential mortgage and consumer lending as well as public finance and single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
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
Due to our increasing emphasis on CRE, public finance and C&I lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
A sustained decline in the residential mortgage loan market could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them in the secondary market. Revenue from mortgage banking activities was $7.8 million for the twelve months ended December 31, 2017 and $12.4 million for the twelve months ended December 31, 2016. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has declined in recent years and future declines could adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
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
In 2013, the FDIC and the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank by implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios, which became effective for the Company and the Bank in 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The resulting minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased-in in January 2016 at 0.625% of risk-weighted assets and will increase by an additional 0.625% each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be used for such actions.
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

We face a risk of noncompliance with and enforcement action under the BSA and other anti-money laundering statutes and regulations.
The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
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
Our securities are not an insured deposit and as such are subject to loss of entire investment.
Neither shares of our common stock nor indebtedness of our Company are bank deposits and neither is insured or guaranteed by the FDIC or any other government agency. An investment in our securities is subject to investment risk and an investor must be capable of affording the loss of the entire investment.
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
As of December 31, 2017, we had $38.0 million aggregate principal amount of indebtedness outstanding, consisting of a subordinated debenture in the principal amount of $3.0 million scheduled to mature in 2021 (the “2021 Debenture”), a term loan in the principal amount of $10.0 million scheduled to mature in 2025 (the “2025 Note”) and $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinate Notes due 2026 (the “2026 Notes”). The agreements under which our indebtedness is issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

The Company owns an office building at 11201 USA Parkway, Fishers, Indiana 46037 with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. This building houses our principal executive offices of the Company and the Bank.

The Bank is currently leasing all of the office space at the Fishers property. The lease is currently scheduled to expire on April 30, 2018 and provides for monthly rent in the amount of $18.50 per square foot. The Bank anticipates renewing the lease before expiration.

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

Period	High	Low	Declared Dividends
Year Ended December 31, 2017:
Fourth Quarter	$41.20	$32.35	$0.06
Third Quarter	33.35	27.25	0.06
Second Quarter	30.45	25.48	0.06
First Quarter	32.15	28.15	0.06
Year Ended December 31, 2016:
Fourth Quarter	33.00	22.82	0.06
Third Quarter	25.38	22.12	0.06
Second Quarter	27.00	22.01	0.06
First Quarter	28.63	22.41	0.06

As of March 5, 2018, the Company had 8,422,371 shares of common stock issued and outstanding, and there were 127 holders of record of common stock.

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2017 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of December 31, 2017, the Company had $38.0 million principal amount of subordinated debt. The agreements under which the subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Because the Company is a holding company and does not engage directly in business activities of a material nature, its ability to pay dividends to shareholders depends, in large part, upon the receipt of distributions from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future ability of the Bank to distribute funds to the Company are subject to the discretion of the Board of the Directors of the Bank and the Bank is not obligated to pay any distributions to the Company.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index, SNL Small Cap U.S. Bank Index and SNL Micro Cap U.S. Bank Index. The SNL Small Cap U.S. Bank Index is comprised of publicly-traded banking institutions with market capitalizations of between $250 million and $1 billion and the SNL Micro Cap U.S. Bank Index is comprised of publicly-traded banking institutions with market capitalizations of less than $250 million. During 2017, First Internet Bancorp transitioned to inclusion in the SNL Small Cap U.S. Bank Index.

The following table assumes $100 invested on December 31, 2012 in First Internet Bancorp, the Nasdaq Composite Index, the SNL Small Cap U.S. Bank Index and the SNL Micro Cap U.S. Bank Index, and assumes that dividends are reinvested.

	December 31,
	2012	2013	2014	2015	2016	2017
First Internet Bancorp	$100.00	$162.34	$122.34	$211.73	$238.41	$286.39
Nasdaq Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Small Cap U.S. Bank Index	100.00	139.47	147.01	161.00	228.27	239.41
SNL Micro Cap U.S. Bank Index	100.00	129.02	146.32	162.71	200.04	244.72

In future periods, First Internet Bancorp will use the SNL Small Cap U.S. Bank Index for comparison purposes and discontinue use of the SNL Micro Cap U.S. Bank Index used in prior periods. Due to our growth, many of the companies in the SNL Micro Cap U.S. Bank Index are much smaller than us and no longer provide an appropriate comparison with regard to stock performance. Additionally, during 2017, due to the growth in our market capitalization, we were moved from the SNL Micro Cap U.S. Bank Index to the SNL Small Cap U.S. Bank Index.

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

(dollars in thousands, except per share data)	At or for the Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$2,767,687	$1,854,335	$1,269,870	$970,503	$802,342
Cash and cash equivalents	47,981	39,452	25,152	28,289	53,690
Loans	2,091,193	1,250,789	953,859	732,426	501,153
Loans held-for-sale	51,407	27,101	36,518	34,671	28,610
Total securities	492,484	473,371	213,698	137,518	181,409
Deposits	2,084,941	1,462,867	956,054	758,598	673,095
Tangible common equity [1]	219,440	149,255	99,643	92,098	86,221
Total shareholders’ equity	224,127	153,942	104,330	96,785	90,908

Income Statement Data:
Interest income	$84,697	$58,899	$41,447	$31,215	$25,536
Interest expense	30,715	19,210	10,694	8,928	8,088
Net interest income	53,982	39,689	30,753	22,287	17,448
Provision for loan losses	4,872	4,330	1,946	349	324
Net interest income after provision for loan losses	49,110	35,359	28,807	21,938	17,124
Noninterest income	10,541	14,077	10,141	7,174	9,517
Noninterest expense	36,723	31,451	25,283	22,662	20,482
Income before income taxes	22,928	17,985	13,665	6,450	6,159
Income tax provision	7,702	5,911	4,736	2,126	1,566
Net income	$15,226	$12,074	$8,929	$4,324	$4,593

Per Share Data:
Net income
Basic	$2.14	$2.32	$1.97	$0.96	$1.51
Diluted	$2.13	$2.30	$1.96	$0.96	$1.51
Book value per common share	$26.65	$23.76	$23.28	$21.80	$20.44
Tangible book value per common share [1]	$26.09	$23.04	$22.24	$20.74	$19.38
Weighted average common shares outstanding
Basic	7,118,628	5,211,209	4,528,528	4,497,007	3,041,666
Diluted	7,149,302	5,239,082	4,554,219	4,507,995	3,050,001
Common shares outstanding at end of period	8,411,077	6,478,050	4,481,347	4,439,575	4,448,326
Dividends declared per share	$0.24	$0.24	$0.24	$0.24	$0.22
Dividend payout ratio [2]	11.27%	10.43%	12.24%	25.00%	14.57%
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Dividends per share divided by diluted earnings per share.

	At or for the Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.66%	0.74%	0.81%	0.50%	0.67%
Return on average shareholders’ equity	8.54%	9.74%	8.89%	4.61%	7.10%
Return on average tangible common equity [1]	8.77%	10.12%	9.33%	4.85%	7.65%
Net interest margin [2]	2.39%	2.49%	2.85%	2.65%	2.67%
Noninterest expense to average assets	1.59%	1.93%	2.28%	2.60%	2.99%

Asset Quality Ratios:
Nonperforming loans to total loans	0.04%	0.09%	0.02%	0.04%	0.37%
Nonperforming assets to total assets	0.21%	0.31%	0.37%	0.50%	0.90%
Nonperforming assets (including performing troubled debt restructurings) to total assets	0.23%	0.35%	0.46%	0.62%	1.05%
Allowance for loan losses to total loans	0.72%	0.88%	0.88%	0.79%	1.09%
Net charge-offs (recoveries) to average loans outstanding during period	0.05%	0.15%	(0.07)%	0.00%	0.17%
Allowance for loan losses to nonperforming loans	1,784.3%	1,013.9%	5,000.6%	1,959.5%	293.0%

Capital Ratios:
Tangible common equity to tangible assets [1]	7.94%	8.07%	7.88%	9.54%	10.81%
Tier 1 leverage ratio [3]	8.45%	8.65%	8.28%	9.87%	11.66%
Common equity tier 1 capital ratio [3,4]	11.43%	11.54%	10.11%	N/A	N/A
Tier 1 capital ratio [3]	11.43%	11.54%	10.11%	12.55%	15.61%
Total risk-based capital ratio [3]	14.07%	15.01%	12.25%	13.75%	17.09%

Other Data:
Full-time equivalent employees	206	192	152	143	130
Number of banking and loan production offices	2	2	3	4	4
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Net interest margin is net interest income divided by average earning assets.

[3]	Capital ratios are calculated in accordance with regulatory guidelines specified by our primary federal banking regulatory authority.

[4]	Introduced as part of the final implementation of the “Basel III” regulatory capital reforms as of January 1, 2015. Not applicable to periods prior to 2015.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance and healthcare finance. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards as well as treasury management services. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance lending solutions are originated through a strategic partnership we entered into during 2017 with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices.

Results of Operations

Refer to Item 6 of this report for a summary of the Company's financial performance for the five most recent years.

During the twelve months ended December 31, 2017, net income was $15.2 million, or $2.13 per diluted share, compared to net income of $12.1 million, or $2.30 per diluted share, for the twelve months ended December 31, 2016 and net income of $8.9 million, or $1.96 per diluted share, for the twelve months ended December 31, 2015.

The $3.2 million increase in net income for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016 was primarily due to a $14.3 million increase in net interest income but was partially offset by a $5.3 million increase in noninterest expense, a $3.5 million decrease in noninterest income, a $1.8 million increase in income tax expense and a $0.5 million increase in provision for loan losses.

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

During the twelve months ended December 31, 2017, return on average assets was 0.66%, compared to 0.74% for the twelve months ended December 31, 2016 and 0.81% for the twelve months ended December 31, 2015. During the twelve months ended December 31, 2017, return on average shareholders’ equity was 8.54%, compared to 9.74% for the twelve months ended December 31, 2016 and 8.89% for the twelve months ended December 31, 2015.

As a result of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s net deferred tax asset (“net DTA”) was revalued as of December 31, 2017. The value of the net DTA was reduced by $1.8 million with the amount of the reduction recognized as additional income tax expense in 2017.  Consequently, this revaluation decreased 2017 diluted earnings per share by $0.26.  Adjusted for the net DTA revaluation, 2017 net income was $17.1 million and diluted earnings per share were $2.39.  The revaluation also decreased return on average assets by 8 bps and return on average shareholders' equity by 104 bps. Adjusted for the net DTA revaluation, 2017 return on average assets was 0.74% and return on average shareholders' equity was 9.58%.

Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Twelve Months Ended
	December 31, 2017			December 31, 2016			December 31, 2015
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$1,682,249	$70,465	4.19%	$1,144,687	$49,054	4.29%	$853,996	$37,049	4.34%
Securities - taxable	400,449	10,036	2.51%	315,661	7,326	2.32%	171,502	3,728	2.17%
Securities - non-taxable	95,694	2,786	2.91%	64,899	1,856	2.86%	10,343	312	3.02%
Other earning assets	79,461	1,410	1.77%	71,140	663	0.93%	42,375	358	0.84%
Total interest-earning assets	2,257,853	84,697	3.75%	1,596,387	58,899	3.69%	1,078,216	41,447	3.84%

Allowance for loan losses	(12,964)			(9,808)			(6,906)
Noninterest earning-assets	68,580			43,221			35,912
Total assets	$2,313,469			$1,629,800			$1,107,222

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$89,081	$488	0.55%	$82,533	$452	0.55%	$76,145	$418	0.55%
Regular savings accounts	39,393	342	0.87%	27,174	158	0.58%	24,442	142	0.58%
Money market accounts	415,910	4,227	1.02%	360,976	2,563	0.71%	299,990	2,136	0.71%
Certificates and brokered deposits	1,169,219	18,918	1.62%	817,348	12,680	1.55%	438,776	6,059	1.38%
Total interest-bearing deposits	1,713,603	23,975	1.40%	1,288,031	15,853	1.23%	839,353	8,755	1.04%
Other borrowed funds	376,470	6,470	1.79%	183,410	3,357	1.83%	139,695	1,939	1.39%
Total interest-bearing liabilities	2,090,073	30,715	1.47%	1,471,441	19,210	1.31%	979,048	10,694	1.09%
Noninterest-bearing deposits	35,043			28,472			22,866
Other noninterest-bearing liabilities	10,141			5,864			4,880
Total liabilities	2,135,257			1,505,777			1,006,794

Shareholders' equity	178,212			124,023			100,428
Total liabilities and shareholders' equity	$2,313,469			$1,629,800			$1,107,222

Net interest income		$53,982			$39,689			$30,753

Interest rate spread[1]			2.28%			2.38%			2.75%
Net interest margin[2]			2.39%			2.49%			2.85%
Net interest margin - FTE[3]			2.57%			2.53%			2.87%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets
3 On a fully-taxable equivalent ("FTE") basis assuming a 35% tax rate

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2017 vs. December 31, 2016 Due to Changes in			Twelve Months Ended December 31, 2016 vs. December 31, 2015 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$22,580	$(1,169)	$21,411	$12,438	$(433)	$12,005
Securities – taxable	2,077	633	2,710	3,325	273	3,598
Securities – non-taxable	897	33	930	1,562	(18)	1,544
Other earning assets	85	662	747	264	41	305
Total	25,639	159	25,798	17,589	(137)	17,452

Interest expense
Interest-bearing deposits	5,726	2,396	8,122	5,290	1,808	7,098
Other borrowed funds	3,458	(75)	3,383	705	713	1,418
Total	9,184	2,321	11,505	5,995	2,521	8,516

Increase (decrease) in net interest income	$16,455	$(2,162)	$14,293	$11,594	$(2,658)	$8,936

2017 v. 2016

Net interest income for the twelve months ended December 31, 2017 was $54.0 million, an increase of $14.3 million, or 36.0%, compared to $39.7 million for the twelve months ended December 31, 2016. The increase in net interest income was the result of a $25.8 million, or 43.8%, increase in total interest income to $84.7 million for the twelve months ended December 31, 2017 compared to $58.9 million for the twelve months ended December 31, 2016. The increase in total interest income was partially offset by an $11.5 million, or 59.9%, increase in total interest expense to $30.7 million for the twelve months ended December 31, 2017 compared to $19.2 million for the twelve months ended December 31, 2016.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $537.6 million, or 47.0%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $115.6 million, or 30.4%, in the average balance of securities for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016. The increase in total interest income was also due to a 17 basis point (“bp”) increase in the yield earned on the securities portfolio, partially offset by a decline in the yield earned on loans, including loans held-for-sale, of 10 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $425.6 million, or 33.0%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016, and an increase of 17 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $193.1 million, or 105.3%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016, partially offset by a decline of 4 bps in the cost of other borrowed funds.

Net interest margin was 2.39% for the twelve months ended December 31, 2017 compared to 2.49% for the twelve months ended December 31, 2016. The decrease in net interest margin was primarily due to a 16 bp increase in the cost of interest-bearing liabilities, partially offset by a 6 bp increase in the yield on total interest-earning assets.  The increase in the cost of total interest-bearing liabilities was primarily due to an increase in average certificates of deposits and money market balances and an increase in the related costs of those deposits.  The increase in the yield on interest-earning assets was due primarily to increases in the yields earned on securities and other earning assets, partially offset by a decrease in the yield earned on loans. The decrease in the yield earned on loans was due primarily to strong growth in the public finance portfolio which typically has lower tax-exempt interest rates.

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

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $290.7 million, or 34.0%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $198.7 million, or 109.3%, in the average balance of securities for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015. The increase in total interest income was also due to a 19 bp increase in the yield earned on the securities portfolio, partially offset by a decline of 5 bps in the yield earned on loans, including loans held-for-sale.

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

Net interest margin was 2.49% for the twelve months ended December 31, 2016 compared to 2.85% for the twelve months ended December 31, 2015. The decrease in net interest margin was primarily due to a 22 bp increase in the cost of total interest-bearing liabilities and a 15 bp decrease in the yield on total interest-earning assets. The increase in the cost of total interest-bearing liabilities was primarily due to an increase in average certificates of deposits balances and an increase in the related cost of those deposits. Furthermore, the Company issued additional subordinated debt during 2016 which increased the cost of other borrowed funds. The decrease in yield on total interest-earning assets was primarily due to a decrease in the yield earned on loans and an increase in average cash balances compared to December 31, 2015.

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2017	2016	2015	2014	2013
Service charges and fees	$888	$818	$764	$707	$687
Mortgage banking activities	7,836	12,398	9,000	5,609	8,682
Other-than-temporary impairment loss recognized in net income	—	—	—	—	(49)
Gain on sale of loans	395	—	—	—	—
Gain (loss) on sale of securities	(8)	177	—	538	(63)
Other	1,430	684	377	320	260
Total noninterest income	$10,541	$14,077	$10,141	$7,174	$9,517

2017 v. 2016

During the twelve months ended December 31, 2017, noninterest income totaled $10.5 million, representing a decrease of $3.5 million, or 25.1% compared to $14.1 million for the twelve months ended December 31, 2016. The decrease in noninterest income was primarily driven by a decrease of $4.6 million, or 36.8%, in mortgage banking activities, partially offset by gain on sale of loans and other noninterest income. The decrease in revenue from mortgage banking activities was due primarily to decreases in mortgage held-for-sale ("HFS") origination and sales volumes. The increase in gain on sale of loans was due to the sale of $24.7 million of single tenant lease financing loans, which was the first sale of this loan type in the Company's history. The increase in other noninterest income was due primarily to a $0.4 million increase in income from bank-owned life insurance and a $0.4 million increase in income from subleasing the Company's former corporate office.

Historically, a large percentage of the mortgages originated by the Company have been conventional 15- and 30- year fixed rate mortgages, which are sold in the secondary market. With the increase in conventional mortgage interest rates since late 2016, the Company has seen a shift in consumer behavior as an increase percentage of customers are selecting adjustable rate mortgages, which are typically held for investment on the balance sheet. During 2017, portfolio mortgage originations increased relative to the comparable period in 2016 while mortgages HFS volume declined, contributing to the decline in revenue from mortgage banking activities.

2016 v. 2015

During the twelve months ended December 31, 2016, noninterest income totaled $14.1 million, representing an increase of $3.9 million, or 38.8%, compared to $10.1 million for the twelve months ended December 31, 2015. The increase in noninterest income was primarily driven by an increase of $3.4 million, or 37.8%, in mortgage banking activities, resulting from increases in mortgage originations and sales as well as higher gain on sale margins.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2017	2016	2015	2014	2013
Salaries and employee benefits	$21,164	$17,387	$14,271	$12,348	$10,250
Marketing, advertising and promotion	2,393	1,823	1,756	1,455	1,858
Consulting and professional services	3,091	3,143	2,374	1,902	2,152
Data processing	971	1,127	1,016	995	911
Loan expenses	1,027	891	631	626	799
Premises and equipment	4,183	3,699	2,768	2,937	2,196
Deposit insurance premium	1,410	1,159	643	591	451
Other	2,484	2,222	1,824	1,808	1,865
Total noninterest expense	$36,723	$31,451	$25,283	$22,662	$20,482

2017 v. 2016

Noninterest expense for the twelve months ended December 31, 2017 was $36.7 million, compared to $31.5 million for the twelve months ended December 31, 2016. The increase of $5.3 million, or 16.8%, compared to the twelve months ended December 31, 2016 was primarily due to increases of $3.8 million in salaries and employee benefits, $0.6 million in marketing, advertising and promotion expenses, $0.5 million in premises and equipment expenses, and $0.3 million in deposit insurance premium expenses. The increase in salaries and employee benefits was driven primarily by merit compensation increases; personnel growth; higher claims experience related to medical, prescription drug and dental insurance; and equity compensation expense. The increase in marketing, advertising and promotion expenses was driven primarily by digital marketing initiatives and higher mortgage lead generation costs. The increase in premises and equipment was primarily due to technology related expenses and the increase in deposit insurance premium was due primarily to the Company's year-over-year asset growth, which impacts the formula used by the FDIC to calculate deposit insurance.

2016 v. 2015

Noninterest expense for the twelve months ended December 31, 2016 was $31.5 million, compared to $25.3 million for the twelve months ended December 31, 2015. The increase of $6.2 million, or 24.4%, compared to the twelve months ended December 31, 2015 was primarily due to increases of $3.1 million in salaries and employee benefits, $0.9 million in premises and equipment expenses, $0.8 million in consulting and professional services and $0.5 million in deposit insurance premium expenses. The increase in salaries and employee benefits resulted from personnel growth and higher incentive compensation related to increased mortgage production. The increase in premises and equipment was primarily due to expenses associated with the Company's new headquarters location. The increase in consulting and professional fees was due to higher legal fees incurred in the normal course of business commensurate with the Company's growth and certain consulting projects that occurred during 2016. The increase in deposit insurance premium was due to the new methodology implemented by the FDIC as of July 1, 2016, which places a heavier weighting on year-over-year asset growth used to determine the cost of FDIC deposit insurance.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2017	2016	2015	2014	2013
Statutory rate times pre-tax income	$8,025	$6,115	$4,646	$2,193	$2,094
Add (subtract) the tax effect of:
Income from tax-exempt securities and loans	(2,512)	(635)	(132)	(31)	(514)
State income taxes, net of federal tax effect	693	567	154	63	33
Bank-owned life insurance	(318)	(159)	(137)	(132)	(135)
Net deferred tax asset revaluation	1,846	—	—	—	—
Other differences	(32)	23	205	33	88
Income tax expense	$7,702	$5,911	$4,736	$2,126	$1,566

2017 v. 2016

The Company recognized income tax expense of $7.7 million in 2017, resulting in an effective tax rate of 33.6%, compared to $5.9 million and an effective tax rate of 32.6% in 2016. The Company's federal statutory tax rate was 35% in 2017 and 34% in 2016. In 2017, the variance from the federal statutory rate was due primarily to tax-exempt income offset by state income taxes and the net deferred tax asset revaluation as a result of the Tax Act as discussed further in the paragraph below. Excluding the impact of the net deferred tax asset revaluation, income tax expense in 2017 was $5.9 million and the effective tax rate was 25.5%. In 2016, the variance from the federal statutory rate was due to tax-exempt income, partially offset by state income taxes. Interest income on certain securities issued by or loans made to governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance are the primary components of tax-exempt income.

On December 22, 2017, the Tax Act was signed into law, significantly reforming the Internal Revenue Code. The Tax Act, among other things, reduced the federal corporate tax rate from 35% to 21%. The reduction of the corporate tax rate resulted in a $1.8 million reduction to our net deferred tax asset in 2017. As of December 31, 2017, the Company had substantially completed its accounting of the tax effects of enactment of the Tax Act; however, in certain cases, we have made reasonable estimates of the effects on our existing deferred tax balances. We do not believe the actual results will vary materially from those estimates. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, although we do not expect these adjustments to materially impact our financial statements.

2016 v. 2015

The Company recognized income tax expense of $5.9 million in 2016, resulting in an effective tax rate of 32.6%, compared to $4.7 million and an effective tax rate of 34.7% in 2015. The federal statutory tax rate was 34% in 2016 and 2015. In both 2016 and 2015, the variance from the federal statutory rate was due primarily to tax-exempt income offset by state income taxes and other differences. Interest income on certain securities issued by or loans made to governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance are the primary components of tax-exempt income.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
Total assets	$2,767,687	$1,854,335	$1,269,870	$970,503	$802,342
Loans	2,091,193	1,250,789	953,859	732,426	501,153
Total securities	492,484	473,371	213,698	137,518	181,409
Loans held-for-sale	51,407	27,101	36,518	34,671	28,610
Noninterest-bearing deposits	44,686	31,166	23,700	21,790	19,386
Interest-bearing deposits	2,040,255	1,431,701	932,354	736,808	653,709
Total deposits	2,084,941	1,462,867	956,054	758,598	673,095
Advances from Federal Home Loan Bank	410,176	189,981	190,957	106,897	31,793
Total shareholders' equity	224,127	153,942	104,330	96,785	90,908

Total assets increased $913.4 million, or 49.3%, to $2.8 billion as of December 31, 2017 as compared to $1.9 billion as of December 31, 2016. Balance sheet expansion during 2017 was funded by strong deposit growth of $622.1 million, or 42.5%, and supplemented with advances from the FHLB, which increased $220.2 million, or 115.9%. This funding was primarily deployed to support loan growth of $840.4 million, or 67.2%.

Loan Portfolio Analysis

The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2017		2016		2015		2014		2013
Commercial loans
Commercial and industrial	$122,940	5.9%	$102,437	8.2%	$102,000	10.7%	$77,232	10.5%	$55,168	11.0%
Owner-occupied commercial real estate	75,768	3.6%	57,668	4.6%	44,462	4.7%	34,295	4.7%	18,165	3.6%
Investor commercial real estate	7,273	0.4%	13,181	1.0%	16,184	1.7%	22,069	3.0%	26,574	5.3%
Construction	49,213	2.4%	53,291	4.3%	45,898	4.8%	24,883	3.4%	28,200	5.6%
Single tenant lease financing	803,299	38.4%	606,568	48.5%	374,344	39.2%	192,608	26.3%	84,173	16.8%
Public finance	438,341	21.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Healthcare finance	31,573	1.5%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total commercial loans	1,528,407	73.2%	833,145	66.6%	582,888	61.1%	351,087	47.9%	212,280	42.3%
Consumer loans
Residential mortgage	299,935	14.3%	205,554	16.4%	214,559	22.5%	220,612	30.1%	138,418	27.6%
Home equity	30,554	1.5%	35,036	2.8%	43,279	4.5%	58,434	8.0%	37,906	7.6%
Other consumer	227,533	10.8%	173,449	13.9%	108,312	11.4%	97,094	13.3%	107,562	21.5%
Total consumer loans	558,022	26.6%	414,039	33.1%	366,150	38.4%	376,140	51.4%	283,886	56.7%
Total commercial and consumer loans	2,086,429	99.8%	1,247,184	99.7%	949,038	99.5%	727,227	99.3%	496,166	99.0%
Net deferred loan origination costs and premiums and discounts on purchased loans	4,764	0.2%	3,605	0.3%	4,821	0.5%	5,199	0.7%	4,987	1.0%
Total loans	2,091,193	100.0%	1,250,789	100.0%	953,859	100.0%	732,426	100.0%	501,153	100.0%
Allowance for loan losses	(14,970)		(10,981)		(8,351)		(5,800)		(5,426)
Net loans	$2,076,223		$1,239,808		$945,508		$726,626		$495,727

The Company continued to experience strong loan growth as total loans rose to $2.1 billion as of December 31, 2017, an increase of $840.4 million, or 67.2%, compared to December 31, 2016. During 2017, the Company launched its public finance lending efforts and established a strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, which provides loans for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied commercial real estate and equipment purchases. Both of these initiatives contributed to the increase in total loans as public finance and healthcare finance balances were $438.3 million and $31.6 million, respectively, at December 31, 2017. Single tenant lease financing had sustained production with balances increasing $196.7 million, or 32.4%, during 2017 as market conditions for this product remained favorable and the Company expanded its relationships with borrowers and financing partners. Residential mortgage balances increased $94.4 million, or 45.9%, during 2017 due to an increase in adjustable rate mortgage originations. With the increase in conventional mortgage interest rates since late 2016, the Company experienced a shift in consumer behavior during 2017 as an increased percentage of customers are selecting adjustable rate mortgages, which are typically held for investment on the balance sheet. Additionally, other consumer loans increased $54.1 million, or 31.2%, during 2017 due to increased originations in horse trailer, recreational vehicle and home improvement loans.

During 2017, the Company completed sales of portfolio mortgage loans, supplementing its conventional held-for-sale mortgage production. The sales, totaling $42.3 million in the aggregate, resulted in a $0.3 million gain, and consisted of jumbo fixed and adjustable rate mortgages originated during 2017. The Company also completed its first sale of single tenant lease financing loans, totaling $24.7 million in the aggregate, resulting in a gain of $0.4 million. At December 31, 2017, the Company was in the process of executing additional single tenant lease financing loan sales with approximately $27.8 million transferred to loans held-for-sale at year end in anticipation of these transactions closing during the first quarter of 2018.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2017.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$32,486	$27,157	$47,464	$15,833	$122,940
Owner-occupied commercial real estate	2,049	16,248	27,992	29,479	75,768
Investor commercial real estate	1,356	4,347	1,005	565	7,273
Construction	21,803	23,506	278	3,626	49,213
Single tenant lease financing	8,569	64,341	157,459	572,930	803,299
Public finance	1,825	—	7,735	428,781	438,341
Healthcare finance	—	17	—	31,556	31,573
Total commercial loans	68,088	135,616	241,933	1,082,770	1,528,407
Consumer loans
Residential mortgage	2,149	2,797	841	294,148	299,935
Home equity	46	92	4,070	26,346	30,554
Other consumer	2,960	7,874	27,670	189,029	227,533
Total consumer loans	5,155	10,763	32,581	509,523	558,022
Total commercial and consumer loans	$73,243	$146,379	$274,514	$1,592,293	$2,086,429
The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2017. Beginning in 2017, the Company began hedging certain long-term fixed rate loans with interest rate swaps. Refer to Note 17 to the consolidated financial statements for further information on derivative financial instruments.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Predetermined rates	$17,797	$99,179	$254,538	$1,321,411	$1,692,925
Variable rate	55,446	47,200	19,976	270,882	393,504
Total commercial and consumer loans	$73,243	$146,379	$274,514	$1,592,293	$2,086,429

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Company’s legal lending limit, the maximum the Bank could lend to any one borrower at December 31, 2017 was $35.7 million.

Our goal is to have a well-diversified and balanced loan portfolio. In order to manage our loan portfolio risk, we establish concentration limits by borrower, product type, industry and geography. To supplement our internal loan review resources, we have engaged independent third-party loan review groups, which are a key component of our overall risk management process related to credit administration.

Asset Quality

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans
Commercial loans:
Investor commercial real estate	$—	$—	$—	$87	$1,054
Total commercial loans	—	—	—	87	1,054
Consumer loans:
Residential mortgage	724	1,024	103	25	630
Home equity	83	—	—	—	—
Other consumer	32	59	64	123	150
Total consumer loans	839	1,083	167	148	780
Total nonaccrual loans	839	1,083	167	235	1,834

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	—	57	—
Other consumer	—	—	—	4	18
Total consumer loans	—	—	—	61	18
Total past due 90 days and accruing loans	—	—	—	61	18

Total nonperforming loans	839	1,083	167	296	1,852

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,013
Residential mortgage	553	45	—	—	368
Total other real estate owned	5,041	4,533	4,488	4,488	4,381

Other nonperforming assets	12	85	85	82	956

Total nonperforming assets	$5,892	$5,701	$4,740	$4,866	$7,189

Total nonperforming loans to total loans	0.04%	0.09%	0.02%	0.04%	0.37%
Total nonperforming assets to total assets	0.21%	0.31%	0.37%	0.50%	0.90%

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

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets also included investments that were classified as other-than-temporarily impaired.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2017	2016	2015	2014	2013
Troubled debt restructurings – nonaccrual	$—	$—	$—	$5	$27
Troubled debt restructurings – performing	473	757	1,115	1,125	1,243
Total troubled debt restructurings	$473	$757	$1,115	$1,130	$1,270

Total nonperforming assets increased $0.2 million, or 3.3%, from December 31, 2016. The increase in total nonperforming assets was due primarily to a $0.5 million increase in residential mortgage other real estate owned but was partially offset by a $0.2 million decrease in nonaccrual loans. As a result of the decrease in nonperforming loans, the ratio of nonperforming loans to total loans decreased to 0.04% as of December 31, 2017 compared to 0.09% as of December 31, 2016. While total nonperforming assets increased slightly year-over-year, the pace of total asset growth was higher and, as a result, the ratio of nonperforming assets to total assets decreased to 0.21% as of December 31, 2017 compared to 0.31% as of December 31, 2016.

As of December 31, 2017 and December 31, 2016, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This balance primarily consists of a property with two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of December 31, 2017, the Company also had one residential property in other real estate owned with a carrying value of $0.6 million.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2017	2016	2015	2014	2013
Balance, beginning of period	$10,981	$8,351	$5,800	$5,426	$5,833
Provision charged to expense	4,872	4,330	1,946	349	324
Losses charged off
Commercial and industrial	(271)	(1,582)	—	(14)	—
Investor commercial real estate	—	—	—	—	(238)
Residential mortgage	(116)	(134)	(185)	(247)	(164)
Home equity	—	(33)	—	—	—
Other consumer	(895)	(440)	(451)	(596)	(810)
Total losses charged off	(1,282)	(2,189)	(636)	(857)	(1,212)
Recoveries
Commercial and industrial	69	187	—	—	70
Investor commercial real estate	—	—	500	460	—
Residential mortgage	4	30	407	38	98
Home equity	23	13	1	—	—
Other consumer	303	259	333	384	313
Total recoveries	399	489	1,241	882	481
Balance, end of period	$14,970	$10,981	$8,351	$5,800	$5,426

The determination of the allowance for loan losses and the related provision for loan losses are components of our significant accounting policies as discussed within Note 1 to the consolidated financial statements. The adequacy of the allowance for loan losses and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation considers historical loss experience as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades and delinquencies within the portfolio and changes in our lending policies and practices.

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

The allowance for loan losses was $15.0 million as of December 31, 2017, compared to $11.0 million as of December 31, 2016. The increase of $4.0 million, or 36.3%, was due primarily to the continued growth in loan balances. During the twelve months ended December 31, 2017, the Company recorded net charge-offs of $0.9 million, compared to net charge-offs of $1.7 million during the twelve months ended December 31, 2016. The $0.8 million decrease in net charge-offs was due primarily to a $1.2 million decrease in net charge-offs for commercial and industrial loans partially offset by a $0.4 million increase in net charge-offs for other consumer loans. The decrease in net charge-offs for commercial and industrial loans was primarily due to a $1.6 million charge-off of a single commercial and industrial loan in 2016.

The allowance for loan losses as a percentage of total loans was 0.72% as of December 31, 2017 compared to 0.88% as of December 31, 2016, and increased as a percentage of nonperforming loans to 1,784.3% as of December 31, 2017, from to 1,013.9% as of December 31, 2016. The decrease in the allowance for loan losses as a percentage of total loans was due primarily to the strong growth in the public finance loan portfolio, as this loan category has a lower loss reserve factor than other loan types.

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

The Company periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2017, the unrealized losses in the Company’s investment securities portfolio were due primarily to interest rate changes. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2017, the Company did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2017	2016	2015	2014	2013
Securities available-for-sale
U.S. Government-sponsored agencies	$133,424	$92,599	$38,093	$13,680	$57,569
Municipal securities	97,370	97,647	21,091	—	46,126
Mortgage-backed securities	215,452	238,354	113,948	117,134	76,371
Asset-backed securities	5,000	19,470	19,444	4,913	—
Corporate securities	27,111	20,000	20,000	—	—
Other securities	3,000	3,000	3,000	2,000	5,025
Total securities available-for-sale	481,357	471,070	215,576	137,727	185,091
Securities held-to-maturity
Municipal securities	10,164	10,171	—	—	—
Corporate securities	9,045	6,500	—	—	—
Total securities held-to-maturity	19,209	16,671	—	—	—
Total securities	$500,566	$487,741	$215,576	$137,727	$185,091

	December 31,
Approximate Fair Value	2017	2016	2015	2014	2013
Securities available-for-sale
U.S. Government-sponsored agencies	$133,190	$91,896	$37,750	$13,552	$56,277
Municipal securities	96,377	91,886	21,469	—	46,323
Mortgage-backed securities	209,720	231,641	113,052	117,048	75,173
Asset-backed securities	5,009	19,534	19,361	4,912	—
Corporate securities	26,047	18,811	19,087	—	—
Other securities	2,932	2,932	2,979	2,006	3,636
Total securities available-for-sale	473,275	456,700	213,698	137,518	181,409
Securities held-to-maturity
Municipal securities	9,847	9,673	—	—	—
Corporate securities	9,236	6,524	—	—	—
Total securities held-to-maturity	19,083	16,197	—	—	—
Total securities	$492,358	$472,897	$213,698	$137,518	$181,409

The approximate fair value of investment securities available-for-sale increased $16.6 million, or 3.6%, to $473.3 million as of December 31, 2017 compared to $456.7 million as of December 31, 2016. The increase was due primarily to increases of $41.3 million in U.S. Government-sponsored agencies, $7.2 million in corporate securities and $4.5 million in municipal securities. These increases were offset by decreases of $21.9 million in mortgage-backed securities and $14.5 million in asset-backed securities. The increases in U.S. Government-sponsored agencies and corporate securities are due primarily to purchases of floating rate instruments during the year. The decline in mortgage-backed securities was driven by principal amortization and prepayments. The decline in asset-backed securities was due to certain securities that were called by the issuers during 2017. As of December 31, 2017, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $16.7 million as of December 31, 2016.

Investment Maturities

The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2017.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies [1]	$—	0.00%	$826	(1.25)%	$13,983	1.92%	$118,615	2.07%	$133,424	2.03%
Municipal securities	—	0.00%	—	0.00%	11,383	2.49%	96,151	2.91%	107,534	2.86%
Mortgage-backed securities	—	0.00%	—	0.00%	25,675	2.23%	189,777	2.29%	215,452	2.29%
Asset-backed securities	—	0.00%	—	0.00%	5,000	2.96%	—	0.00%	5,000	2.96%
Corporate securities	—	0.00%	—	0.00%	23,057	4.14%	13,099	3.70%	36,156	3.98%
Total securities [2]	$—	0.00%	$826	(1.25)%	$79,098	2.82%	$417,642	2.42%	$497,566	2.49%
___________________________________
1 The negative weighted average yield related to U.S. Government-sponsored agencies with contractual maturities of more than 1 year to 5 years is due primarily to accelerated premium amortization resulting from principal prepayments.
2 A $3.0 million investment security has been excluded from this table because the security does not have a maturity date.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2017		2016		2015		2014		2013
Noninterest-bearing deposits	$44,686	2.1%	$31,166	2.1%	$23,700	2.5%	$21,790	2.9%	$19,386	2.9%
Interest-bearing demand deposits	94,674	4.5%	93,074	6.4%	84,241	8.8%	74,238	9.8%	73,748	11.0%
Regular savings accounts	49,939	2.4%	27,955	1.9%	22,808	2.4%	20,776	2.7%	14,330	2.1%
Money market accounts	499,501	24.0%	340,240	23.3%	341,732	35.7%	267,046	35.2%	255,169	37.9%
Certificates of deposits	1,319,488	63.3%	964,819	65.9%	470,736	49.2%	361,202	47.6%	292,685	43.5%
Brokered deposits	76,653	3.7%	5,613	0.4%	12,837	1.4%	13,546	1.8%	17,777	2.6%
Total	$2,084,941	100.0%	$1,462,867	100.0%	$956,054	100.0%	$758,598	100.0%	$673,095	100.0%

Total deposits increased $622.1 million, or 42.5%, to $2.1 billion as of December 31, 2017 as compared to $1.5 billion as of December 31, 2016. During 2017, certificates of deposits increased $354.7 million, or 36.8%, money market accounts increased $159.3 million, or 46.8%, brokered deposits increased $71.0 million, or 1,265.6%, and regular savings accounts increased $22.0 million, or 78.6%. In 2017, brokered deposits with longer-term maturities were used to manage long-term interest rate risk.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposits

(dollars in thousands)	December 31, 2017
Interest Rate:
<1.00%	$2,104
1.00% – 1.99%	1,031,619
2.00% – 2.99%	359,884
3.00% – 3.99%	—
4.00% – 4.99%	2,534
Total	$1,396,141

Time Deposit Maturities at December 31, 2017

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$2,104	$—	$—	$—	$2,104	0.2%
1.00% – 1.99%	676,048	175,599	59,183	120,789	1,031,619	73.8%
2.00% – 2.99%	—	3,914	67,420	288,550	359,884	25.8%
3.00% – 3.99%	—	—	—	—	—	—%
4.00% – 4.99%	2,534	—	—	—	2,534	0.2%
Total	$680,686	$179,513	$126,603	$409,339	$1,396,141	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2017
Maturity Period:
3 months or less	$220,879
Over 3 through 6 months	178,691
Over 6 through 12 months	345,153
Over 12 months	391,801
Total	$1,136,524

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

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2015
Balance outstanding at end of period	$410,176	$189,981	$190,957
Average amount outstanding during period	339,823	164,606	134,689
Maximum outstanding at any month end during period	435,183	197,980	190,957

Weighted average interest rate at end of period	1.50%	1.21%	0.81%
Weighted average interest rate during period	1.24%	1.20%	1.09%

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

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements organic deposit growth and enhances interest rate risk management through brokered deposits and borrowings.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2017, on a consolidated basis, the Company had $521.3 million in cash and cash equivalents, interest-bearing time deposits and investment securities available-for-sale and $51.4 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2017, the Bank had the ability to borrow an additional $551.9 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2017, the Company, on an unconsolidated basis, had $32.8 million in cash generally available for its cash needs.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2017, approved outstanding loan commitments, including unused lines of credit, amounted to $155.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2017 totaled $680.7 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

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

Reconciliation of Non-GAAP Financial Measures

This annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, average tangible common equity, return on average tangible common equity and the ratio of tangible common equity to tangible assets, net interest income - FTE, net interest margin - FTE, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders' equity, adjusted return on average tangible common equity, adjusted income tax expense and adjusted effective income tax rate are used by management to measure the strength of the Company's capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. Management also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table.

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Total equity - GAAP	$224,127	$153,942	$104,330	$96,785	$90,908
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$219,440	$149,255	$99,643	$92,098	$86,221

Total assets - GAAP	$2,767,687	$1,854,335	$1,269,870	$970,503	$802,342
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$2,763,000	$1,849,648	$1,265,183	$965,816	$797,655

Total common shares outstanding	8,411,077	6,478,050	4,481,347	4,439,575	4,448,326

Book value per common share	$26.65	$23.76	$23.28	$21.80	$20.44
Effect of goodwill	(0.56)	(0.72)	(1.04)	(1.06)	(1.06)
Tangible book value per common share	$26.09	$23.04	$22.24	$20.74	$19.38

Total shareholders’ equity to assets ratio	8.10%	8.30%	8.22%	9.97%	11.33%
Effect of goodwill	(0.16)%	(0.23)%	(0.34)%	(0.43)%	(0.52)%
Tangible common equity to tangible assets ratio	7.94%	8.07%	7.88%	9.54%	10.81%

Total average equity - GAAP	$178,212	$124,023	$100,428	$93,796	$64,704
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$173,525	$119,336	$95,741	$89,109	$60,017

Return on average shareholders' equity	8.54%	9.74%	8.89%	4.61%	7.10%
Effect of goodwill	0.23%	0.38%	0.44%	0.24%	0.55%
Return on average tangible common equity	8.77%	10.12%	9.33%	4.85%	7.65%

Net interest income	$53,982	$39,689	$30,753	$22,287	$17,448
Adjustments:
Fully-taxable equivalent adjustments[1]	4,053	1,090	224	49	868
Net interest income - FTE	$58,035	$40,779	$30,977	$22,336	$18,316

Net interest margin	2.39%	2.49%	2.85%	2.65%	2.67%
Effect of fully-taxable equivalent adjustments[1]	0.18%	0.06%	0.02%	0.00%	0.12%
Net interest margin - FTE	2.57%	2.55%	2.87%	2.65%	2.79%
1Assuming a 35% tax rate

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
Net income - GAAP	$15,226	$12,074	$8,929	$4,324	$4,593
Adjustments:
Net deferred tax asset revaluation	1,846	—	—	—	—
Adjusted net income	$17,072	$12,074	$8,929	$4,324	$4,593

Diluted average common shares outstanding	7,149,302	5,239,082	4,554,219	4,507,995	3,050,001

Diluted earnings per share - GAAP	$2.13	$2.30	$1.96	$0.96	$1.51
Adjustments:
Effect of net deferred tax asset revaluation	0.26	—	—	—	—
Adjusted diluted earnings per share	$2.39	$2.30	$1.96	$0.96	$1.51

Return on average assets	0.66%	0.74%	0.81%	0.50%	0.67%
Effect of net deferred tax asset revaluation	0.08%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.74%	0.74%	0.81%	0.50%	0.67%

Return on average shareholders' equity	8.54%	9.74%	8.89%	4.61%	7.10%
Effect of net deferred tax asset revaluation	1.04%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	9.58%	9.74%	8.89%	4.61%	7.10%

Return on average tangible common equity	8.77%	10.12%	9.33%	4.85%	7.65%
Effect of net deferred tax asset revaluation	1.07%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	9.84%	10.12%	9.33%	4.85%	7.65%

Income tax expense - GAAP	$7,702	$5,911	$4,736	$2,126	$1,566
Adjustments:
Net deferred tax asset revaluation	(1,846)	—	—	—	—
Adjusted income tax expense	$5,856	$5,911	$4,736	$2,126	$1,566

Effective income tax rate	33.6%	32.9%	34.7%	33.0%	25.4%
Effect of net deferred tax asset revaluation	(8.1)%	0.0%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	25.5%	32.9%	34.7%	33.0%	25.4%

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. At December 31, 2017 and December 31, 2016, the Company had interest rate swaps with notional amounts of $141.1 million and $0.0 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2017 and December 31, 2016, we had commitments to sell residential real estate loans of $51.1 million and $61.0 million, respectively. These contracts mature in less than one year.

Refer to Note 17 to the Company's consolidated financial statements for additional information about derivative financial instruments.

Contractual Obligations

The following table presents significant fixed and determinable contractual obligations and significant commitments as of December 31, 2017. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits without stated maturity[1]	7	$688,800	$—	$—	$—	$688,800
Certificates of deposits and brokered deposits[1]	7	680,690	306,154	396,410	13,388	1,396,642
FHLB advances[1]	8	55,000	30,000	110,000	215,000	410,000
Subordinated debt[1]	9	—	—	3,000	35,000	38,000
Operating lease commitments	14	733	1,507	544	116	2,900
Total contractual obligations		$1,425,223	$337,661	$509,954	$263,504	$2,536,342
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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2017, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - next twelve months	4.63%	(1.05)%	(1.99)%
EVE	9.65%	(11.75)%	(22.24)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this Item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	64	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	48	Executive Vice President and Chief Financial Officer
Nicole S. Lorch	43	Executive Vice President and Chief Operating Officer
C. Charles Perfetti	73	Executive Vice President and Secretary

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this Item by reference is the information in the Proxy Statement appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

4.6	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
4.7	Form of Senior Indenture (incorporated by reference to Exhibit 4.5 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
4.8	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.6 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
10.3
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on form 10-Q for the fiscal quarter ended March 31, 2017)*

10.4	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.5
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

10.6	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 11, 2013)
10.7
First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed August 5, 2015)

10.8
Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed August 2, 2016)

10.9	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.10	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)
10.11	2016 Senior Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed May 4, 2016)*

Exhibit No.	Description
10.12	Form of Director Restricted Stock Units Award under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
10.13	Loan Agreement dated as of March 6, 2013, by and between the Company and the Bank (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)
10.14
First, Second and Third Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed March 6, 2014, March 6, 2015 and February 26, 2016, respectively (incorporated by reference to Exhibit 10.15 to annual report on Form 10-K for the fiscal year ended December 31, 2015)

10.15
Fourth Acknowledgment, Confirmation and Amendment between First Internet Bank of Indiana and First Internet Bancorp executed February 21, 2017 (incorporated by reference to Exhibit 10.14 to annual report on Form 10-K for the fiscal year ended December 31, 2016)

10.16
Sales Agency Agreement, dated as of May 6, 2016, among First Internet Bancorp, First Internet Bank of Indiana and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to current report on Form 8-K filed May 6, 2016)

10.17	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2016)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2018.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2018.

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
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 17 to the financial statements, in 2017, the entity adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Our opinion is not modified with respect to this matter.

/s/ BKD, LLP

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 8, 2018

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp's (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 8, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

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

/s/ BKD, LLP

Indianapolis, Indiana
March 8, 2018

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$4,539	$2,282
Interest-bearing demand deposits	43,442	37,170
Total cash and cash equivalents	47,981	39,452
Interest-bearing time deposits	—	250
Securities available-for-sale - at fair value (amortized cost of $481,357 in 2017 and $471,070 in 2016)	473,275	456,700
Securities held-to-maturity - at amortized cost (fair value of $19,083 in 2017 and $16,197 in 2016)	19,209	16,671
Loans held-for-sale (includes $23,571 in 2017 and $27,101 in 2016 at fair value)	51,407	27,101
Loans	2,091,193	1,250,789
Allowance for loan losses	(14,970)	(10,981)
Net loans	2,076,223	1,239,808
Accrued interest receivable	11,944	6,708
Federal Home Loan Bank of Indianapolis stock	19,575	8,910
Cash surrender value of bank-owned life insurance	35,105	24,195
Premises and equipment, net	10,058	10,044
Goodwill	4,687	4,687
Other real estate owned	5,041	4,533
Accrued income and other assets	13,182	15,276
Total assets	$2,767,687	$1,854,335

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$44,686	$31,166
Interest-bearing deposits	2,040,255	1,431,701
Total deposits	2,084,941	1,462,867
Advances from Federal Home Loan Bank	410,176	189,981
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,274 in 2017 and $1,422 in 2016	36,726	36,578
Accrued interest payable	311	112
Accrued expenses and other liabilities	11,406	10,855
Total liabilities	2,543,560	1,700,393
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,411,077 and 6,478,050 shares issued and outstanding in 2017 and 2016, respectively	172,043	119,506
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	57,103	43,704
Accumulated other comprehensive loss	(5,019)	(9,268)
Total shareholders’ equity	224,127	153,942
Total liabilities and shareholders’ equity	$2,767,687	$1,854,335

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Interest income
Loans	$70,465	$49,054	$37,049
Securities – taxable	10,036	7,326	3,728
Securities – non-taxable	2,786	1,856	312
Other earning assets	1,410	663	358
Total interest income	84,697	58,899	41,447
Interest expense
Deposits	23,975	15,853	8,755
Other borrowed funds	6,740	3,357	1,939
Total interest expense	30,715	19,210	10,694
Net interest income	53,982	39,689	30,753
Provision for loan losses	4,872	4,330	1,946
Net interest income after provision for loan losses	49,110	35,359	28,807
Noninterest income
Service charges and fees	888	818	764
Mortgage banking activities	7,836	12,398	9,000
Gain on sale of loans	395	—	—
Gain (loss) on sale of securities	(8)	177	—
Other	1,430	684	377
Total noninterest income	10,541	14,077	10,141
Noninterest expense
Salaries and employee benefits	21,164	17,387	14,271
Marketing, advertising and promotion	2,393	1,823	1,756
Consulting and professional fees	3,091	3,143	2,374
Data processing	971	1,127	1,016
Loan expenses	1,027	891	631
Premises and equipment	4,183	3,699	2,768
Deposit insurance premium	1,410	1,159	643
Other	2,484	2,222	1,824
Total noninterest expense	36,723	31,451	25,283
Income before income taxes	22,928	17,985	13,665
Income tax provision	7,702	5,911	4,736
Net income	$15,226	$12,074	$8,929
Income per share of common stock
Basic	$2.14	$2.32	$1.97
Diluted	2.13	2.30	1.96
Weighted-average number of common shares outstanding
Basic	7,118,628	5,211,209	4,528,528
Diluted	7,149,302	5,239,082	4,554,219
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$15,226	$12,074	$8,929
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	6,280	(12,315)	(1,669)
Reclassification adjustment for losses (gains) realized	8	(177)	—
Other comprehensive income (loss) before tax	6,288	(12,492)	(1,669)
Income tax provision (benefit)	2,039	(4,433)	(595)
Other comprehensive income (loss) - net of tax	4,249	(8,059)	(1,074)
Comprehensive income	$19,475	$4,015	$7,855

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2015	$71,774	$25,146	$(135)	$96,785
Net income	—	8,929	—	8,929
Other comprehensive loss	—	—	(1,074)	(1,074)
Dividends declared ($0.24 per share)	—	(1,095)	—	(1,095)
Recognition of the fair value of share-based compensation	762	—	—	762
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	25	—	—	25
Excess tax benefit on share-based compensation	36	—	—	36
Common stock redeemed for the net settlement of share-based awards	(38)	—	—	(38)
Balance, December 31, 2015	$72,559	$32,980	$(1,209)	$104,330
Net income	—	12,074	—	12,074
Other comprehensive loss	—	—	(8,059)	(8,059)
Dividends declared ($0.24 per share)	—	(1,350)	—	(1,350)
Net cash proceeds from common stock issuance	46,223	—	—	46,223
Recognition of the fair value of share-based compensation	736	—	—	736
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	30	—	—	30
Excess tax benefit on share-based compensation	49	—	—	49
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, December 31, 2016	$119,506	$43,704	$(9,268)	$153,942
Net income	—	15,226	—	15,226
Other comprehensive income	—	—	4,249	4,249
Dividends declared ($0.24 per share)	—	(1,827)	—	(1,827)
Net cash proceeds from common stock issuance	51,636	—	—	51,636
Recognition of the fair value of share-based compensation	1,038	—	—	1,038
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	36	—	—	36
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, December 31, 2017	$172,043	$57,103	$(5,019)	$224,127

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$15,226	$12,074	$8,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,299	3,799	1,942
Increase in cash surrender value of bank-owned life insurance	(910)	(468)	(402)
Provision for loan losses	4,872	4,330	1,946
Share-based compensation expense	1,038	736	762
Loss (gain) from sale of available-for-sale securities	8	(177)	—
Loans originated for sale	(412,925)	(598,439)	(502,716)
Proceeds from sale of loans originated for sale	425,262	619,818	509,373
Gain on sale of loans	(8,170)	(12,462)	(8,845)
Decrease (increase) in fair value of loans held-for-sale	(638)	500	341
Loss (gain) on derivatives	577	(436)	(496)
Deferred income tax	(3,296)	3,544	443
Net change in other assets	(2,273)	(7,390)	(1,227)
Net change in other liabilities	554	1,041	858
Net cash provided by operating activities	24,624	26,470	10,908
Investing activities
Net loan activity, excluding sales and purchases	(870,181)	(247,957)	(220,828)
Net change in interest-bearing deposits	250	750	1,000
Bank owned life insurance purchased	(10,000)	(11,000)	—
Proceeds from sales of other real estate owned	30	—	—
Net proceeds from sale of portfolio loans	67,696	—	—
Maturities of securities available-for-sale	68,342	42,616	21,759
Proceeds from sale of securities available-for-sale	9,192	49,430	—
Purchase of securities available-for-sale	(91,463)	(349,683)	(100,335)
Purchase of securities held-to-maturity	(2,550)	(16,672)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(10,665)	(315)	(3,245)
Purchase of premises and equipment	(1,517)	(3,173)	(2,543)
Loans purchased	(67,285)	(50,718)	—
Net cash used in investing activities	(908,151)	(586,722)	(304,192)
Financing activities
Net increase in deposits	622,074	506,813	197,456
Cash dividends paid	(1,675)	(1,199)	(1,093)
Net proceeds from issuance of subordinated debt	—	23,757	9,761
Net proceeds from common stock issuance	51,636	46,223	—
Proceeds from advances from Federal Home Loan Bank	542,000	157,000	300,000
Repayment of advances from Federal Home Loan Bank	(321,806)	(158,000)	(216,000)
Other, net	(173)	(42)	23
Net cash provided by financing activities	892,056	574,552	290,147
Net increase (decrease) in cash and cash equivalents	8,529	14,300	(3,137)
Cash and cash equivalents, beginning of year	39,452	25,152	28,289
Cash and cash equivalents, end of year	$47,981	$39,452	$25,152
Supplemental disclosures of cash flows information
Cash paid during the year for interest	$30,516	$19,215	$10,674
Cash paid during the year for taxes	6,568	5,894	3,793
Loans transferred to other real estate owned	648	45	—
Loans transferred to held-for-sale from portfolio	95,531	—	—
Cash dividends declared, not paid	504	388	267
Capital committed to Small Business Investment Company fund, not contributed	—	4,000	—
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

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly-owned by the Bank to manage other real estate owned properties as needed. First Internet Public Finance Corp., a wholly-owned subsidiary of the Bank, was incorporated on March 6, 2017 and was established to provide municipal finance lending and leasing products to government entities and to purchase, manage, service, and safekeep municipal securities.

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

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2017 or 2016.

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

The historical loss experience is determined by portfolio segment and considers two weighted average net charge-off trends: 1) the Company’s average loss history over the previous sixteen quarters; and 2) the average loss history over the previous sixteen quarters for a peer group. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

Impaired loans include nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into interest rate lock commitments ("IRLCs") with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The IRLCs and forward contracts are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2017 or 2016.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2014.

ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not identify any material uncertain tax positions that it believes should be recognized in the consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2017	2016	2015
Basic earnings per share
Net income available to common shareholders	$15,226	$12,074	$8,929
Weighted-average common shares	7,118,628	5,211,209	4,528,528
Basic earnings per common share	$2.14	$2.32	$1.97

Diluted earnings per share
Net income available to common shareholders	$15,226	$12,074	$8,929
Weighted-average common shares	7,118,628	5,211,209	4,528,528
Dilutive effect of warrants	6,120	11,026	10,665
Dilutive effect of equity compensation	24,554	16,847	15,026
Weighted-average common and incremental shares	7,149,302	5,239,082	4,554,219
Diluted earnings per common share	$2.13	$2.30	$1.96

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Reclassifications

Certain reclassifications have been made to the 2016 and 2015 financial statements to conform to the 2017 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2017, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $1.6 million. In addition, approximately $0.4 million and $41.8 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2017 was $1.0 million.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2017 and 2016. There were no securities held-to-maturity as of December 31, 2016.

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$133,424	$531	$(765)	$133,190
Municipal securities	97,370	366	(1,359)	96,377
Mortgage-backed securities	215,452	15	(5,747)	209,720
Asset-backed securities	5,000	9	—	5,009
Corporate securities	27,111	103	(1,167)	26,047
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$481,357	$1,024	$(9,106)	$473,275

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,164	$40	$(357)	$9,847
Corporate securities	9,045	191	—	9,236
Total held-to-maturity	$19,209	$231	$(357)	$19,083

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

The carrying value of securities at December 31, 2017 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	826	791
Five to ten years	35,981	35,214
After ten years	221,098	219,609
	257,905	255,614
Mortgage-backed securities	215,452	209,720
Asset-backed securities	5,000	5,009
Other securities	3,000	2,932
Total	$481,357	$473,275

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$12,442	$12,487
After ten years	6,767	6,596
Total	$19,209	$19,083

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Gross realized gains of $0.0 million, $0.2 million, and $0.0 million and gross realized losses of $0.0 million, $0.0 million, and $0.0 million resulting from sales of available-for-sale securities were recognized during the twelve months ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the fair value of available-for-sale investment securities pledged as collateral was $460.1 million. The Company pledged the securities for various types of transactions, including FHLB advances, derivative financial instruments and to collateralize municipal deposits.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2017 and 2016 was $354.6 million and $422.9 million, which is approximately 72% and 89%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Other Securities

The unrealized losses on the Company’s investments in other securities were caused by the investment in the Community Reinvestment Act Qualified Fund. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2017.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$30,194	$(256)	$22,824	$(509)	$53,018	$(765)
Municipal securities	5,638	(77)	57,128	(1,282)	62,766	(1,359)
Mortgage-backed securities	29,542	(251)	177,266	(5,496)	206,808	(5,747)
Corporate securities	1,852	(148)	18,981	(1,019)	20,833	(1,167)
Other securities	—	—	2,932	(68)	2,932	(68)
Total	$67,226	$(732)	$279,131	$(8,374)	$346,357	$(9,106)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,255	$(357)	$—	$—	$8,255	$(357)
Total	$8,255	$(357)	$—	$—	$8,255	$(357)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,625	$(840)	$260	$(30)	$68,885	$(870)
Municipals	86,424	(5,846)	—	—	86,424	(5,846)
Mortgage-backed securities	231,641	(6,713)	—	—	231,641	(6,713)
Asset-backed securities	—	—	4,520	(1)	4,520	(1)
Corporate securities	—	—	18,811	(1,189)	18,811	(1,189)
Other securities	2,932	(68)	—	—	2,932	(68)
Total	$389,622	$(13,467)	$23,591	$(1,220)	$413,213	$(14,687)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,673	$(498)	$—	$—	$9,673	$(498)
Total	$9,673	$(498)	$—	$—	$9,673	$(498)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

 Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2017, 2016 and 2015 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2017	2016	2015
Unrealized gains and losses on securities available-for-sale
Gain (loss) realized in earnings	$(8)	$177	$—	Gain (loss) on sale of securities
Total reclassified amount before tax	(8)	177	—	Income before income taxes
Tax expense (benefit)	(3)	63	—	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$(5)	$114	$—	Net Income

Note 4:        Loans

Categories of loans include:

	December 31,
	2017	2016
Commercial loans
Commercial and industrial	$122,940	$102,437
Owner-occupied commercial real estate	75,768	57,668
Investor commercial real estate	7,273	13,181
Construction	49,213	53,291
Single tenant lease financing	803,299	606,568
Public finance	438,341	—
Healthcare finance	31,573	—
Total commercial loans	1,528,407	833,145
Consumer loans
Residential mortgage	299,935	205,554
Home equity	30,554	35,036
Other consumer	227,533	173,449
Total consumer loans	558,022	414,039
Total commercial and consumer loans	2,086,429	1,247,184
Net deferred loan origination costs and premiums and discounts on purchased loans	4,764	3,605
Total loans	2,091,193	1,250,789
Allowance for loan losses	(14,970)	(10,981)
Net loans	$2,076,223	$1,239,808

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ sources of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee. This portfolio segment is generally concentrated in Central Indiana and adjacent markets and the greater Phoenix, Arizona market.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in Central Indiana and adjacent markets and the greater Phoenix, Arizona market and its loans are often secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are ideally located in the state of Indiana or markets immediately adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to mitigate these additional risks.

Construction: Construction loans are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in Central Indiana.
Single Tenant Lease Financing: These loans are made on a nationwide basis to property owners of real estate subject to long term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolio segments, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance loans have been completed in seven states, primarily in the Midwest, with plans to continue expanding nationwide.

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
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-4 family residences. The properties securing the home equity portfolio segment are generally geographically diverse as the Company offers these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.
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
The following tables present changes in the balance of the allowance for loan losses during the twelve months ended December 31, 2017, 2016, and 2015.

	Twelve Months Ended December 31, 2017
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,352	$588	$(271)	$69	$1,738
Owner-occupied commercial real estate	582	221	—	—	803
Investor commercial real estate	168	(83)	—	—	85
Construction	544	(121)	—	—	423
Single tenant lease financing	6,248	1,624	—	—	7,872
Public finance	—	959	—	—	959
Healthcare finance	—	313	—	—	313
Residential mortgage	754	314	(116)	4	956
Home equity	102	(55)	—	23	70
Other consumer	1,231	1,112	(895)	303	1,751
Total	$10,981	$4,872	$(1,282)	$399	$14,970

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2016
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,367	$1,380	$(1,582)	$187	$1,352
Owner-occupied commercial real estate	476	106	—	—	582
Investor commercial real estate	212	(44)	—	—	168
Construction	500	44	—	—	544
Single tenant lease financing	3,931	2,317	—	—	6,248
Residential mortgage	896	(38)	(134)	30	754
Home equity	125	(3)	(33)	13	102
Other consumer	844	568	(440)	259	1,231
Total	$8,351	$4,330	$(2,189)	$489	$10,981

	Twelve Months Ended December 31, 2015
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$920	$447	$—	$—	$1,367
Owner-occupied commercial real estate	345	131	—	—	476
Investor commercial real estate	261	(549)	—	500	212
Construction	330	170	—	—	500
Single tenant lease financing	2,061	1,870	—	—	3,931
Residential mortgage	985	(311)	(185)	407	896
Home equity	207	(83)	—	1	125
Other consumer	691	271	(451)	333	844
Total	$5,800	$1,946	$(636)	$1,241	$8,351

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017 and 2016.

	Loans			Allowance for Loan Losses
December 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$119,054	$3,886	$122,940	$1,738	$—	$1,738
Owner-occupied commercial real estate	75,761	7	75,768	803	—	803
Investor commercial real estate	7,273	—	7,273	85	—	85
Construction	49,213	—	49,213	423	—	423
Single tenant lease financing	803,299	—	803,299	7,872	—	7,872
Public finance	438,341	—	438,341	959	—	959
Healthcare finance	31,573	—	31,573	313	—	313
Residential mortgage	298,796	1,139	299,935	956	—	956
Home equity	30,471	83	30,554	70	—	70
Other consumer	227,443	90	227,533	1,751	—	1,751
Total	$2,081,224	$5,205	$2,086,429	$14,970	$—	$14,970

	Loans			Allowance for Loan Losses
December 31, 2016	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$102,437	$—	$102,437	$1,352	$—	$1,352
Owner-occupied commercial real estate	57,668	—	57,668	582	—	582
Investor commercial real estate	13,181	—	13,181	168	—	168
Construction	53,291	—	53,291	544	—	544
Single tenant lease financing	606,568	—	606,568	6,248	—	6,248
Residential mortgage	203,842	1,712	205,554	754	—	754
Home equity	35,036	—	35,036	102	—	102
Other consumer	173,321	128	173,449	1,231	—	1,231
Total	$1,245,344	$1,840	$1,247,184	$10,981	$—	$10,981

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2017 and 2016.

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$113,840	$5,203	$3,897	$122,940
Owner-occupied commercial real estate	72,995	2,766	7	75,768
Investor commercial real estate	7,273	—	—	7,273
Construction	49,213	—	—	49,213
Single tenant lease financing	796,307	6,992	—	803,299
Public finance	438,341	—	—	438,341
Healthcare finance	31,573	—	—	31,573
Total commercial loans	$1,509,542	$14,961	$3,904	$1,528,407

	December 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$299,211	$724	$299,935
Home equity	30,471	83	30,554
Other consumer	227,501	32	227,533
Total	$557,183	$839	$558,022

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$99,200	$2,746	$491	$102,437
Owner-occupied commercial real estate	57,657	—	11	57,668
Investor commercial real estate	13,181	—	—	13,181
Construction	53,291	—	—	53,291
Single tenant lease financing	605,190	1,378	—	606,568
Total commercial loans	$828,519	$4,124	$502	$833,145

	December 31, 2016
	Performing	Nonaccrual	Total
Residential mortgage	$204,530	$1,024	$205,554
Home equity	35,036	—	35,036
Other consumer	173,390	59	173,449
Total	$412,956	$1,083	$414,039

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2017 and 2016.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$10	$—	$10	$122,930	$122,940	$—	$—
Owner-occupied commercial real estate	—	—	—	—	75,768	75,768	—	—
Investor commercial real estate	—	—	—	—	7,273	7,273	—	—
Construction	—	—	—	—	49,213	49,213	—	—
Single tenant lease financing	—	—	—	—	803,299	803,299	—	—
Public finance	—	—	—	—	438,341	438,341	—	—
Healthcare finance	—	—	—	—	31,573	31,573	—	—
Residential mortgage	—	23	560	583	299,352	299,935	724	—
Home equity	—	—	83	83	30,471	30,554	83	—
Other consumer	299	110	6	415	227,118	227,533	32	—
Total	$299	$143	$649	$1,091	$2,085,338	$2,086,429	$839	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$27	$—	$—	$27	$102,410	$102,437	$—	$—
Owner-occupied commercial real estate	—	—	—	—	57,668	57,668	—	—
Investor commercial real estate	—	—	—	—	13,181	13,181	—	—
Construction	—	—	—	—	53,291	53,291	—	—
Single tenant lease financing	—	—	—	—	606,568	606,568	—	—
Residential mortgage	—	347	991	1,338	204,216	205,554	1,024	—
Home equity	—	—	—	—	35,036	35,036	—	—
Other consumer	173	91	25	289	173,160	173,449	59	—
Total	$200	$438	$1,016	$1,654	$1,245,530	$1,247,184	$1,083	$—

The following tables present the Company’s impaired loans as of December 31, 2017 and 2016. There were no impaired loans with a specific valuation allowance as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,886	$3,886	$—	$—	$—	$—
Owner-occupied commercial real estate	7	7	—	—	—	—
Residential mortgage	1,139	1,144	—	1,712	1,824	—
Home equity	83	83	—	—	—	—
Other consumer	90	143	—	128	184	—
Total impaired loans	$5,205	$5,263	$—	$1,840	$2,008	$—

The table below presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2017, 2016, and 2015.

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$2,942	$146	$—	$—	$—	$—
Owner-occupied commercial real estate	3	—	—	—	—	—
Investor commercial real estate	—	—	—	—	21	2
Residential mortgage	1,546	6	1,595	8	1,112	8
Home equity	5	—	—	—	—	—
Other consumer	105	4	149	5	193	16
Total	4,601	156	1,744	13	1,326	26
Loans with a specific valuation allowance
Commercial and industrial	35	—	1,084	—	—	—
Residential mortgage	—	—	—	—	15	—
Other consumer	—	—	—	—	13	1
Total	35	—	1,084	—	28	1
Total impaired loans	$4,636	$156	$2,828	$13	$1,354	$27

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2017 and December 31, 2016, the Company had $0.6 million and less than $0.1 million, respectively, in residential mortgage other real estate owned. There were $0.2 million and $1.0 million of loans at December 31, 2017 and December 31, 2016, respectively, in the process of foreclosure.

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

There were two commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. These loans were paid-in-full in the fourth quarter of 2017. There were no loans classified as new TDRs during the twelve months ended December 31, 2016. The 2017 modifications consisted of maturity date amendments and certain other term modifications.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2017 and 2016.

	December 31,
	2017	2016
Land	$2,500	$2,500
Building and improvements	6,427	5,441
Furniture and equipment	7,610	7,079
Less: accumulated depreciation	(6,479)	(4,976)
	$10,058	$10,044

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 6:        Goodwill

As of December 31, 2017 and 2016, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2017, 2016, and 2015. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2017 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2017 and 2016.

	December 31,
	2017	2016
Noninterest-bearing demand deposit accounts	$44,686	$31,166
Interest-bearing demand deposit accounts	94,674	93,074
Regular savings accounts	49,939	27,955
Money market accounts	499,501	340,240
Certificates of deposits	1,319,488	964,819
Brokered deposits	76,653	5,613
Total deposits	$2,084,941	$1,462,867

Certificates of deposit (in the amount of $250 or more)	$453,034	$295,578

The following table presents scheduled certificates of deposits and brokered deposits maturities by year as of December 31, 2017.

2018	$680,686
2019	179,513
2020	126,603
2021	315,318
2022	80,753
Thereafter	13,268
$1,396,141

Note 8:        FHLB Advances

The Company had outstanding FHLB advances of $410.2 million and $190.0 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the interest rates on the Company’s outstanding FHLB advances ranged from 0.42% to 4.22%, with a weighted average interest rate of 1.50%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $226.3 million and $166.4 million as of December 31, 2017 and 2016, respectively, and commercial real estate loans pledged were approximately $808.9 million and $0.0 million as of December 31, 2017 and 2016, respectively. The fair value of investment securities pledged to the FHLB was approximately $453.9 million and $340.6 million as of December 31, 2017 and 2016, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $507.9 million at year-end 2017.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2018	$55,000
2019	30,000
2020	—
2021	—
2022	110,000
Thereafter	215,000
410,000
Net deferred prepayment gain on advance restructure	176
$410,176

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

In connection with the 2021 Debenture, the Company also issued a warrant to purchase up to 48,750 shares of common stock at an initial per share exercise price equal to $19.33. The warrant became exercisable on June 28, 2014. On May 4, 2017, the holder of the warrant exercised the warrant in full and the Company issued a net amount of 15,915 shares of common stock. The holder satisfied the exercise price by instructing the Company to withhold 32,835 of the shares of common stock in accordance with the warrant’s cashless exercise feature.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	—	3,000	—
2025 Note	10,000	(186)	10,000	(210)
2026 Notes	25,000	(1,088)	25,000	(1,212)
Total	$38,000	(1,274)	38,000	(1,422)

Note 10:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.5 million, $0.4 million and $0.3 million in the twelve months ended December 31, 2017, 2016 and 2015, respectively.

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

The Company recorded $1.0 million, $0.7 million, and $0.8 million of share-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively, related to awards made under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of the 2013 Plan awards as of December 31, 2017, and activity for the year ended December 31, 2017:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2017	49,781	$23.07	16,330	$19.06	—	$—
Granted	42,819	30.99	5,628	31.00	7	30.46
Vested	(19,835)	22.43	(18,625)	21.71	(7)	30.46
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2017	72,765	$27.91	3,333	$24.44	—	$—

As of December 31, 2017, the total unrecognized compensation cost related to nonvested awards was $1.4 million, with a weighted-average expense recognition period of 1.9 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2017.

Deferred Rights
Outstanding, beginning of year	82,377
Granted	618
Exercised	—
Outstanding, end of year	82,995

All deferred stock rights granted during the 2017 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2017	2016	2015
Current	$10,998	$2,367	$4,293
Deferred	(5,142)	3,544	443
Net deferred tax asset revaluation	1,846	—	—
Total	$7,702	$5,911	$4,736

The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduces the federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities,

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

amounts were revalued based on the rates expected to reverse in the future, which is now 21%. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, although we do not expect these adjustments to materially impact our financial statements.

Income tax provision is reconciled to the statutory rate applied to pre-tax income. The statutory rate was 35%, 34% and 34% at December 31, 2017, 2016 and 2015, respectively.

	December 31,
	2017	2016	2015
Statutory rate times pre-tax income	$8,025	$6,115	$4,646
Add (subtract) the tax effect of:
Income from tax-exempt securities and loans	(2,512)	(635)	(132)
State income tax, net of federal tax effect	693	567	154
Bank-owned life insurance	(318)	(159)	(137)
Net deferred tax asset revaluation	1,846	—	—
Other differences	(32)	23	205
Total income taxes	$7,702	$5,911	$4,736

The net deferred tax asset at December 31 consists of the following:

	December 31,
	2017	2016
Deferred tax assets (liabilities)
Allowance for loan losses	$3,873	$4,269
Unrealized loss on available-for-sale securities	1,939	5,112
Fair value adjustments	(2,213)	(5,994)
Depreciation	(263)	(525)
Deferred compensation and accrued payroll	1,051	1,234
Loan origination costs	(783)	(955)
Prepaid assets	(288)	(276)
Other	69	397
Total deferred tax assets, net	$3,385	$3,262

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

Management evaluated related party loans and extensions of credit at December 31, 2017 and 2016, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2017 and 2016 totaled $22.8 million and $21.9 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2017 and 2016 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in, in each case, including the capital conservation buffer required during such period. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$224,407	11.43%	$112,866	5.75%	$137,402	7.00%	N/A	N/A
Bank	223,288	11.40%	112,672	5.75%	137,166	7.00%	127,368	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	224,407	11.43%	142,309	7.25%	166,845	8.50%	N/A	N/A
Bank	223,288	11.40%	142,064	7.25%	166,558	8.50%	156,761	8.00%
Total capital to risk-weighted assets
Consolidated	276,103	14.07%	181,566	9.25%	206,102	10.50%	N/A	N/A
Bank	238,258	12.16%	181,255	9.25%	205,748	10.50%	195,951	10.00%
Leverage ratio
Consolidated	224,407	8.45%	106,196	4.00%	106,196	4.00%	N/A	N/A
Bank	223,288	8.42%	106,059	4.00%	106,059	4.00%	132,574	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$158,479	11.54%	$70,366	5.13%	$96,110	7.00%	N/A	N/A
Bank	162,617	11.88%	70,145	5.13%	95,807	7.00%	88,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	158,479	11.54%	90,961	6.63%	116,705	8.50%	N/A	N/A
Bank	162,617	11.88%	90,675	6.63%	116,337	8.50%	109,494	8.00%
Total capital to risk-weighted assets
Consolidated	206,038	15.01%	118,421	8.63%	144,165	10.50%	N/A	N/A
Bank	173,598	12.68%	118,048	8.63%	143,711	10.50%	136,868	10.00%
Leverage ratio
Consolidated	158,479	8.65%	73,311	4.00%	73,311	4.00%	N/A	N/A
Bank	162,617	8.89%	73,186	4.00%	73,186	4.00%	91,483	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 14:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2017 and 2016, the Company had outstanding loan commitments totaling approximately $155.4 million and $132.5 million, respectively.

As of December 31, 2017, the Company leased office facilities under various operating leases. The leases may be subject to additional payments based on building operating costs and property taxes in excess of specified amounts. The Company recorded rental expense for all operating leases of $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015 respectively. Future minimum cash lease payments are as follows:

Amount
2018	$733
2019	747
2020	760
2021	315
2022	229
Thereafter	116
Total minimum payments required [1]	$2,900
1 Minimum payments have not been reduced by minimum sublease rentals of $1.6 million due in the future under noncancelable subleases.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”).  As of December 31, 2017, the Company has committed to contribute up to $3.2 million of capital to the SBIC Fund.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2017 or 2016.

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Interest Rate Swap Agreements

The fair values of interest rate swap agreements are estimated using current market interest rates as of the balance sheet date and calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

Forward Contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets, or benchmarked thereto (Level 1).

Interest Rate Lock Commitments

The fair values of IRLCs are determined using the projected sale price of individual loans based on changes in market interest rates, projected pull-through rates (the probability that an IRLC will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs (Level 3).

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$133,190	$—	$133,190	$—
Municipal securities	96,377	—	96,377	—
Mortgage-backed securities	209,720	—	209,720	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	26,047	—	26,047	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	$473,275	$2,932	$470,343	$—
Interest rate swaps	(271)	—	(271)	—
Loans held-for-sale (mandatory pricing agreements)	23,571	—	23,571	—
Forward contracts	(80)	(80)	—	—
IRLCs	551	—	—	551

		December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$91,896	$—	$91,896	$—
Municipal securities	91,886	—	91,886	—
Mortgage-backed securities	231,641	—	231,641	—
Asset-backed securities	19,534	—	19,534	—
Corporate securities	18,811		18,811
Other securities	2,932	2,932	—	—
Total available-for-sale securities	$456,700	$2,932	$453,768	$—
Loans held-for-sale (mandatory pricing agreements)	27,101	—	27,101	—
Forward contracts	438	438	—	—
IRLCs	610	—	—	610

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

Interest Rate Lock Commitments
Balance as of January 1, 2015	$521
Total realized gains (losses)
Included in net income	61
Included in other comprehensive income	—
Sales	—
Balance, December 31, 2015	582
Total realized gains
Included in net income	28
Balance, December 31, 2016	610
Total realized gains
Included in net income	(59)
Balance, December 31, 2017	$551

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

There were no impaired loans that were measured at fair value on a nonrecurring basis at December 31, 2017 or 2016.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
IRLCs	$551	Discounted cash flow	Loan closing rates	39% - 100%

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range
IRLCs	$610	Discounted cash flow	Loan closing rates	43% - 99%

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2017 and 2016.

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2017 and 2016:

	December 31, 2017
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,981	$47,981	$47,981	$—	$—
Held-to-maturity securities	19,209	19,083	—	19,083	—
Loans held-for-sale (best efforts pricing agreements)	27,835	27,835	—	27,835	—
Net loans	2,091,193	2,051,545	—	—	2,051,545
Accrued interest receivable	11,944	11,944	11,944	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	2,084,941	2,057,708	688,800	—	1,368,908
Advances from Federal Home Loan Bank	410,176	397,950	—	397,950	—
Subordinated debt	36,726	39,972	26,520	13,452	—
Accrued interest payable	311	311	311	—	—

	December 31, 2016
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,452	$39,452	$39,452	$—	$—
Interest-bearing time deposits	250	250	250	—	—
Held-to-maturity securities	16,671	16,197	—	16,197	—
Net loans	1,250,789	1,244,918	—	—	1,244,918
Accrued interest receivable	6,708	6,708	6,708	—	—
Federal Home Loan Bank of Indianapolis stock	8,910	8,910	—	8,910	—
Deposits	1,462,867	1,441,794	492,435	—	949,359
Advances from Federal Home Loan Bank	189,981	186,258	—	186,258	—
Subordinated debt	36,578	38,425	24,900	13,525	—
Accrued interest payable	112	112	112	—	—

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

During the years ended December 31, 2017, 2016, and 2015, the Company originated mortgage loans held-for-sale of $412.9 million, $598.4 million, and $502.7 million, respectively, and received $425.3 million, $619.8 million, and $509.4 million from the sale of mortgage loans, respectively, into the secondary market. During 2017, the Company also sold $42.3 of residential mortgage loans that were originally held for investment.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Gain on loans sold	$7,775	$12,462	$8,845
Gain (loss) resulting from the change in fair value of loans held-for-sale	638	(500)	(341)
Gain (loss) resulting from the change in fair value of derivatives	(577)	436	496
Net revenue from mortgage banking activities	$7,836	$12,398	$9,000

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 17:        Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third party investors and enters into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

During 2017, the Company entered into various interest rate swap agreements designated and qualifying as accounting hedges. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The IRLCs and forward contracts are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2017 and 2016.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Loans	$91,653	$—	$(263)	$—
Securities available-for-sale(1)	92,230	—	(8)	—
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2017 and 2016, the amounts of the designated hedged items were $50.0 million and $0.0 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2017, identified by the underlying interest rate-sensitive instruments.

		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$91,135	7.9	$(263)	3 month LIBOR	2.44%
Securities available-for-sale	50,000	6.8	(8)	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2017	$141,135	7.5	$(271)	3 month LIBOR	2.41%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets. The pay-fixed/receive-variable calculations of the above swap transactions have deferred start dates of approximately one year from each trade date. As each of these derivative transactions were entered into during the fourth quarter 2017, these interest rate swap transactions had no impact on interest income during 2017. At December 31, 2017, the Company pledged $0.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$17,900	$3	$—	$—
Derivatives not designated as hedging instruments
IRLCs	26,394	551	36,311	610
Forward contracts	51,124	(80)	61,000	438
Total contracts	$95,418	$474	$97,311	$1,048
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$73,235	$(266)	$—	$—
Interest rate swaps associated with securities available-for-sale	50,000	(8)	—	—
Total contracts	$123,235	$(274)	$—	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2017, 2016, and 2015. The derivatives designated as hedging instruments had no impact on the consolidated statements of income for the twelve months ended December 31, 2017, 2016 and 2015.

	Amount of gain / (loss) recognized in the twelve months ended
	December 31, 2017	December 31, 2016	December 31, 2015
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	(59)	28	61
Forward contracts	(519)	408	435

Note 18:     Shareholders’ Equity

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

In May 2016, the Company and the Bank entered into a Sales Agency Agreement to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, may be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Stock Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the sales agent.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, the sales agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provides for the Company to pay the sales agent a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company may also sell ATM Shares under the Sales Agency Agreement to the sales agent, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and may at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company has agreed to indemnify the sales agent against certain liabilities on customary terms. The Company has sold a total of 139,811 ATM Shares through the ATM Program for net proceeds of approximately $3.1 million. As of December 31, 2017, approximately $21.6 million remained available for sale under the ATM Program.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 19:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2017	2016
Assets
Cash and cash equivalents	$32,810	$29,365
Investment in common stock of subsidiaries	223,008	158,080
Premises and equipment, net	6,576	6,852
Accrued income and other assets	3,114	1,488
Total assets	$265,508	$195,785

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,274 in 2017 and $1,422 in 2016	$36,726	$36,578
Note payable to the Bank	3,600	4,000
Accrued expenses and other liabilities	1,055	1,265
Total liabilities	41,381	41,843

Shareholders’ equity	224,127	153,942

Total liabilities and shareholders’ equity	$265,508	$195,785
Condensed Statements of Income

	Year Ended December 31,
	2017	2016	2015
Expenses
Interest on borrowings	$2,724	$1,557	$643
Salaries and employee benefits	354	344	425
Consulting and professional fees	664	871	930
Premises and equipment	302	291	200
Other	258	235	174
Total expenses	4,302	3,298	2,372

Loss before income tax and equity in undistributed net income of subsidiaries	(4,302)	(3,298)	(2,372)

Income tax benefit	(1,539)	(1,224)	(813)

Loss before equity in undistributed net income of subsidiaries	(2,763)	(2,074)	(1,559)

Equity in undistributed net income of subsidiaries	17,989	14,148	10,488

Net income	$15,226	$12,074	$8,929

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
Net income	$15,226	$12,074	$8,929
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale	6,280	(12,315)	(1,669)
Reclassification adjustment for losses (gains) realized	8	(177)	—
Other comprehensive income (loss) before tax	6,288	(12,492)	(1,669)
Income tax provision (benefit)	2,039	(4,433)	(595)
Other comprehensive income (loss) - net of tax	4,249	(8,059)	(1,074)
Comprehensive income	$19,475	$4,015	$7,855

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$15,226	$12,074	$8,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,989)	(14,148)	(10,488)
Depreciation and amortization	572	461	246
Share-based compensation expense	175	128	150
Net change in other assets	(1,453)	(696)	958
Net change in other liabilities	(326)	870	(275)
Net cash used in operating activities	(3,795)	(1,311)	(480)

Investing activities
Capital contribution to the Bank	(42,000)	(43,500)	(10,000)
Purchase of premises and equipment	(148)	(1,423)	(1,407)
Net cash used in investing activities	(42,148)	(44,923)	(11,407)

Financing activities
Cash dividends paid	(1,675)	(1,199)	(1,093)
Net proceeds from issuance of subordinated debt	—	23,757	9,761
Principal payment on loan from the Bank	(400)	—	—
Net proceeds from common stock issuance	51,636	46,223	—
Other, net	(173)	(42)	23
Net cash provided by financing activities	49,388	68,739	8,691

Net increase (decrease) in cash and cash equivalents	3,445	22,505	(3,196)

Cash and cash equivalents at beginning of year	29,365	6,860	10,056

Cash and cash equivalents at end of year	$32,810	$29,365	$6,860

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Income Statement Data:
Interest income	$24,638	$22,694	$19,975	$17,390
Interest expense	9,278	8,503	7,001	5,933
Net interest income	15,360	14,191	12,974	11,457
Provision for loan losses	1,179	1,336	1,322	1,035
Net interest income after provision for loan losses	14,181	12,855	11,652	10,422
Noninterest income	2,539	3,135	2,736	2,131
Noninterest expense	9,701	9,401	8,923	8,698
Income before income taxes	7,019	6,589	5,465	3,855
Income tax provision	3,521	1,694	1,464	1,023
Net income	$3,498	$4,895	$4,001	$2,832

Per Share Data:
Net income
Basic	$0.41	$0.72	$0.61	$0.43
Diluted	$0.41	$0.71	$0.61	$0.43
Weighted average common shares outstanding
Basic	8,490,951	6,834,011	6,583,515	6,547,807
Diluted	8,527,599	6,854,614	6,597,991	6,602,200

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Income Statement Data:
Interest income	$16,764	$15,471	$13,971	$12,693
Interest expense	5,860	5,133	4,665	3,552
Net interest income	10,904	10,338	9,306	9,141
Provision for loan losses	256	2,204	924	946
Net interest income after provision for loan losses	10,648	8,134	8,382	8,195
Noninterest income	2,891	4,898	3,748	2,540
Noninterest expense	8,158	8,413	7,875	7,005
Income before income taxes	5,381	4,619	4,255	3,730
Income tax provision	1,671	1,521	1,421	1,298
Net income	$3,710	$3,098	$2,834	$2,432

Per Share Data:
Net income
Basic	$0.65	$0.55	$0.57	$0.54
Diluted	$0.64	$0.55	$0.57	$0.53
Weighted average common shares outstanding
Basic	5,722,615	5,597,867	4,972,759	4,541,728
Diluted	5,761,931	5,622,181	4,992,025	4,575,555

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

The entity should apply the amendments using one of two retrospective methods described in the amendment. Accounting Standard Update 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Several subsequent amendments have been issued that provide clarifying guidance and are effective with the adoption of the original Update. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance does not apply to revenues associated with financial instruments, including loans and investment securities. This guidance will not have a material impact on the condensed consolidated financial statements, as the Company’s most significant sources of revenue are excluded from the scope of Topic 606.

Accounting Standards Update 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. The Update replaces all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. The resulting standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier adoption of the amended standard is permitted. The Company does not expect to early adopt and is currently in the process of fully evaluating the impact adoption of the amended standard may have on the condensed consolidated financial statements and will subsequently implement updated processes and accounting policies as deemed necessary. The overall impact of the new standard on the Company’s financial condition, results of operations and regulatory capital is not yet determinable.

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

The Update affects entities holding financial assets that are not accounted for at fair value through net income. The amendments affect loans, debt securities, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned, under current GAAP than others to the new measure of expected credit losses. The following describes the main provisions of this Update.

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

For public business entities that are SEC filers, the new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company expects this pronouncement will allow it to manage its interest rate risk related to longer term fixed rate assets using strategies that were previously inaccessible under the former accounting guidance. The Company chose to early adopt this pronouncement. This is discussed further in Note 17.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Accounting Standards Update 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 820): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (February 2018)

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting form the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting form the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which the financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact of adopting this Update on the consolidated financial statements, but it is not expected to have a significant effect.