Form 10-Q
period 2018-03-31
First Internet Bancorp
filed 2018-05-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, the registrant had 8,450,925 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “believe,” “can,” “estimate,” “expect,” “intend,” “may,” “plan,” “should” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$5,675	$4,539
Interest-bearing deposits	58,072	43,442
Total cash and cash equivalents	63,747	47,981
Securities available-for-sale, at fair value (amortized cost of $479,399 and $481,357 in 2018 and 2017, respectively)	463,652	473,275
Securities held-to-maturity, at amortized cost (fair value of $18,909 and $19,083 in 2018 and 2017, respectively)	19,206	19,209
Loans held-for-sale (includes $17,067 and $23,571 at fair value in 2018 and 2017, respectively)	17,067	51,407
Loans	2,209,405	2,091,193
Allowance for loan losses	(15,560)	(14,970)
Net loans	2,193,845	2,076,223
Accrued interest receivable	11,898	11,944
Federal Home Loan Bank of Indianapolis stock	20,250	19,575
Cash surrender value of bank-owned life insurance	35,342	35,105
Premises and equipment, net	10,110	10,058
Goodwill	4,687	4,687
Other real estate owned	5,041	5,041
Accrued income and other assets	17,883	13,182
Total assets	$2,862,728	$2,767,687
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$47,678	$44,686
Interest-bearing deposits	2,129,443	2,040,255
Total deposits	2,177,121	2,084,941
Advances from Federal Home Loan Bank	413,173	410,176
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,237 and $1,274 in 2018 and 2017, respectively	36,763	36,726
Accrued interest payable	410	311
Accrued expenses and other liabilities	10,437	11,406
Total liabilities	2,637,904	2,543,560
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,450,925 and 8,411,077 shares issued and outstanding in 2018 and 2017, respectively	172,421	172,043
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	63,677	57,103
Accumulated other comprehensive loss	(11,274)	(5,019)
Total shareholders’ equity	224,824	224,127
Total liabilities and shareholders’ equity	$2,862,728	$2,767,687

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest Income
Loans	$22,115	$14,156
Securities – taxable	2,488	2,367
Securities – non-taxable	711	697
Other earning assets	665	170
Total interest income	25,979	17,390
Interest Expense
Deposits	8,270	4,699
Other borrowed funds	2,294	1,234
Total interest expense	10,564	5,933
Net Interest Income	15,415	11,457
Provision for Loan Losses	850	1,035
Net Interest Income After Provision for Loan Losses	14,565	10,422
Noninterest Income
Service charges and fees	230	211
Mortgage banking activities	1,578	1,616
Gain on sale of loans	414	—
Other	320	304
Total noninterest income	2,542	2,131
Noninterest Expense
Salaries and employee benefits	5,905	5,073
Marketing, advertising and promotion	716	518
Consulting and professional services	851	813
Data processing	263	237
Loan expenses	237	214
Premises and equipment	1,214	953
Deposit insurance premium	465	315
Other	566	575
Total noninterest expense	10,217	8,698
Income Before Income Taxes	6,890	3,855
Income Tax Provision	862	1,023
Net Income	$6,028	$2,832
Income Per Share of Common Stock
Basic	$0.71	$0.43
Diluted	$0.71	$0.43
Weighted-Average Number of Common Shares Outstanding
Basic	8,499,196	6,547,807
Diluted	8,542,363	6,602,200
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$6,028	$2,832
Other comprehensive income (loss)
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(7,665)	1,065
Other comprehensive (loss) income before income tax	(7,665)	1,065
Income tax (benefit) provision	(2,473)	72
Other comprehensive (loss) income	(5,192)	993
Comprehensive income	$836	$3,825

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)	—	1,063	(1,063)	—
Net income	—	6,028	—	6,028
Other comprehensive loss	—	—	(5,192)	(5,192)
Dividends declared ($0.06 per share)	—	(517)	—	(517)
Recognition of the fair value of share-based compensation	579	—	—	579
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, March 31, 2018	$172,421	$63,677	$(11,274)	$224,824

(1) Represents the impact of adopting Accounting Standards Update (“ASU”) 2018-02 and ASU 2016-01. ASU 2018-02 increased retained earnings and accumulated other comprehensive loss by $1.1 million. ASU 2016-01 decreased retained earnings and accumulated other comprehensive loss by $0.1 million. See Note 12 to the condensed consolidated financial statements for more information.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$6,028	$2,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,425	1,205
Increase in cash surrender value of bank-owned life insurance	(237)	(172)
Provision for loan losses	850	1,035
Share-based compensation expense	579	285
Loans originated for sale	(82,483)	(86,166)
Proceeds from sale of loans	90,841	102,275
Gain on loans sold	(2,086)	(1,837)
Gain on sale of OREO	(105)	—
Decrease (increase) in fair value of loans held-for-sale	233	(373)
(Gain) loss on derivatives	(142)	594
Net change in accrued income and other assets	941	2,294
Net change in accrued expenses and other liabilities	(924)	(1,740)
Net cash provided by operating activities	14,920	20,232
Investing Activities
Net loan activity, excluding purchases	(68,991)	(173,702)
Proceeds from sale of other real estate owned	332	30
Maturities and calls of securities available-for-sale	12,422	20,565
Purchase of securities available-for-sale	(14,458)	(31,475)
Purchase of securities held-to-maturity	—	(2,550)
Purchase of Federal Home Loan Bank of Indianapolis stock	(675)	(4,140)
Purchase of premises and equipment	(448)	(184)
Loans purchased	(47,516)	(8,821)
Net proceeds from sale of portfolio loans	25,717	—
Net cash used in investing activities	(93,617)	(200,277)
Financing Activities
Net increase in deposits	92,180	94,252
Cash dividends paid	(507)	(388)
Proceeds from advances from Federal Home Loan Bank	55,000	192,000
Repayment of advances from Federal Home Loan Bank	(52,000)	(92,000)
Other, net	(210)	(173)
Net cash provided by financing activities	94,463	193,691
Net Increase in Cash and Cash Equivalents	15,766	13,646
Cash and Cash Equivalents, Beginning of Period	47,981	39,452
Cash and Cash Equivalents, End of Period	$63,747	$53,098
Supplemental Disclosures
Cash paid during the period for interest	$10,465	$5,897
Cash paid during the period for taxes	1,700	—
Loans transferred to other real estate owned	227	—
Cash dividends declared, paid in subsequent period	504	390
Securities purchased during the period, settled in subsequent period	—	2,175
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	2,932	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other period. The March 31, 2018 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2017.

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

Certain reclassifications have been made to the 2017 financial statements to conform to the presentation of the 2018 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Basic earnings per share
Net income	$6,028	$2,832
Weighted-average common shares	8,499,196	6,547,807
Basic earnings per common share	$0.71	$0.43
Diluted earnings per share
Net income	$6,028	$2,832
Weighted-average common shares	8,499,196	6,547,807
Dilutive effect of warrants	—	17,940
Dilutive effect of equity compensation	43,167	36,453
Weighted-average common and incremental shares	8,542,363	6,602,200
Diluted earnings per common share	$0.71	$0.43

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$128,175	$247	$(1,088)	$127,334
Municipal securities	97,299	92	(4,164)	93,227
Mortgage-backed securities	219,295	28	(9,201)	210,122
Asset-backed securities	5,000	9	—	5,009
Corporate securities	29,630	65	(1,735)	27,960
Total available-for-sale	$479,399	$441	$(16,188)	$463,652

	March 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,163	$3	$(423)	$9,743
Corporate securities	9,043	123	—	9,166
Total held-to-maturity	$19,206	$126	$(423)	$18,909

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$133,424	$531	$(765)	$133,190
Municipal securities	97,370	366	(1,359)	96,377
Mortgage-backed securities	215,452	15	(5,747)	209,720
Asset-backed securities	5,000	9	—	5,009
Corporate securities	27,111	103	(1,167)	26,047
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$481,357	$1,024	$(9,106)	$473,275

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,164	$40	$(357)	$9,847
Corporate securities	9,045	191	—	9,236
Total held-to-maturity	$19,209	$231	$(357)	$19,083

The carrying value of securities at March 31, 2018 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$641	$610
Five to ten years	59,600	58,232
After ten years	194,863	189,679
	255,104	248,521
Mortgage-backed securities	219,295	210,122
Asset-backed securities	5,000	5,009
Total	$479,399	$463,652

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$13,290	$13,199
After ten years	5,916	5,710
Total	$19,206	$18,909

There were no gross gains or losses resulting from sales of available-for-sale securities during the three months ended March 31, 2018 and 2017.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2018 and December 31, 2017 was $400.6 million and $354.6 million, which was approximately 83% and 72%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$56,902	$(482)	$19,283	$(606)	$76,185	$(1,088)
Municipal securities	29,488	(716)	56,078	(3,448)	85,566	(4,164)
Mortgage-backed securities	37,336	(723)	169,888	(8,478)	207,224	(9,201)
Corporate securities	4,319	(203)	18,468	(1,532)	22,787	(1,735)
Total	$128,045	$(2,124)	$263,717	$(14,064)	$391,762	$(16,188)

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,788	$(423)	$—	$—	$8,788	$(423)
Total	$8,788	$(423)	$—	$—	$8,788	$(423)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$30,194	$(256)	$22,824	$(509)	$53,018	$(765)
Municipal securities	5,638	(77)	57,128	(1,282)	62,766	(1,359)
Mortgage-backed securities	29,542	(251)	177,266	(5,496)	206,808	(5,747)
Corporate securities	1,852	(148)	18,981	(1,019)	20,833	(1,167)
Other securities	—	—	2,932	(68)	2,932	(68)
Total	$67,226	$(732)	$279,131	$(8,374)	$346,357	$(9,106)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,255	$(357)	$—	$—	$8,255	$(357)
Total	$8,255	$(357)	$—	$—	$8,255	$(357)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three months ended March 31, 2018 and 2017.

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

Categories of loans include:

	March 31, 2018	December 31, 2017
Commercial loans
Commercial and industrial	$119,893	$122,940
Owner-occupied commercial real estate	81,998	75,768
Investor commercial real estate	6,273	7,273
Construction	47,013	49,213
Single tenant lease financing	834,335	803,299
Public finance	481,923	438,341
Healthcare finance	48,891	31,573
Total commercial loans	1,620,326	1,528,407
Consumer loans
Residential mortgage	318,298	299,935
Home equity	29,296	30,554
Other consumer	236,185	227,533
Total consumer loans	583,779	558,022
Total commercial and consumer loans	2,204,105	2,086,429
Deferred loan origination costs and premiums and discounts on purchased loans	5,300	4,764
Total loans	2,209,405	2,091,193
Allowance for loan losses	(15,560)	(14,970)
Net loans	$2,193,845	$2,076,223

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

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Central Indiana and adjacent markets and the greater Phoenix, Arizona market and its loans are often secured by manufacturing and service facilities, as well as office buildings.

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

The following tables present changes in the balance of the ALLL during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(102)	$—	$—	$1,636
Owner-occupied commercial real estate	803	58	—	—	861
Investor commercial real estate	85	(14)	—	—	71
Construction	423	(56)	—	—	367
Single tenant lease financing	7,872	221	—	—	8,093
Public finance	959	159	—	—	1,118
Healthcare finance	313	171	—	—	484
Residential mortgage	956	36	(9)	1	984
Home equity	70	(16)	—	4	58
Other consumer	1,751	393	(296)	40	1,888
Total	$14,970	$850	$(305)	$45	$15,560

	Three Months Ended March 31, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$(73)	$—	$44	$1,323
Owner-occupied commercial real estate	582	53	—	—	635
Investor commercial real estate	168	(67)	—	—	101
Construction	544	(82)	—	—	462
Single tenant lease financing	6,248	605	—	—	6,853
Public finance	—	142	—	—	142
Residential mortgage	754	150	—	—	904
Home equity	102	(4)	—	3	101
Other consumer	1,231	311	(223)	54	1,373
Total	$10,981	$1,035	$(223)	$101	$11,894

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018 and December 31, 2017.

	Loans			Allowance for Loan Losses
March 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,020	$3,873	$119,893	$1,636	$—	$1,636
Owner-occupied commercial real estate	81,992	6	81,998	861	—	861
Investor commercial real estate	6,273	—	6,273	71	—	71
Construction	47,013	—	47,013	367	—	367
Single tenant lease financing	834,335	—	834,335	8,093	—	8,093
Public finance	481,923	—	481,923	1,118	—	1,118
Healthcare finance	48,891	—	48,891	484	—	484
Residential mortgage	317,393	905	318,298	984	—	984
Home equity	29,213	83	29,296	58	—	58
Other consumer	236,049	136	236,185	1,888	—	1,888
Total	$2,199,102	$5,003	$2,204,105	$15,560	$—	$15,560

	Loans			Allowance for Loan Losses
December 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$119,054	$3,886	$122,940	$1,738	$—	$1,738
Owner-occupied commercial real estate	75,761	7	75,768	803	—	803
Investor commercial real estate	7,273	—	7,273	85	—	85
Construction	49,213	—	49,213	423	—	423
Single tenant lease financing	803,299	—	803,299	7,872	—	7,872
Public finance	438,341	—	438,341	959	—	959
Healthcare finance	31,573	—	31,573	313	—	313
Residential mortgage	298,796	1,139	299,935	956	—	956
Home equity	30,471	83	30,554	70	—	70
Other consumer	227,443	90	227,533	1,751	—	1,751
Total	$2,081,224	$5,205	$2,086,429	$14,970	$—	$14,970

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. A description of the general characteristics of the risk grades is as follows:

•	“Pass” - Higher quality loans that do not fit any of the other categories described below.

•	“Special Mention” - Loans that possess some credit deficiency or potential weakness, which deserve close attention.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$111,139	$4,895	$3,859	$119,893
Owner-occupied commercial real estate	79,270	2,722	6	81,998
Investor commercial real estate	6,273	—	—	6,273
Construction	47,013	—	—	47,013
Single tenant lease financing	828,608	5,727	—	834,335
Public finance	481,923	—	—	481,923
Healthcare finance	48,891	—	—	48,891
Total commercial loans	$1,603,117	$13,344	$3,865	$1,620,326

	March 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$317,803	$495	$318,298
Home equity	29,213	83	29,296
Other consumer	236,104	81	236,185
Total consumer loans	$583,120	$659	$583,779

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$113,840	$5,203	$3,897	$122,940
Owner-occupied commercial real estate	72,995	2,766	7	75,768
Investor commercial real estate	7,273	—	—	7,273
Construction	49,213	—	—	49,213
Single tenant lease financing	796,307	6,992	—	803,299
Public finance	438,341	—	—	438,341
Healthcare finance	31,573	—	—	31,573
Total commercial loans	$1,509,542	$14,961	$3,904	$1,528,407

	December 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$299,211	$724	$299,935
Home equity	30,471	83	30,554
Other consumer	227,501	32	227,533
Total consumer loans	$557,183	$839	$558,022

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$14	$—	$—	$14	$119,879	$119,893	$—	$—
Owner-occupied commercial real estate	—	—	—	—	81,998	81,998	—	—
Investor commercial real estate	—	—	—	—	6,273	6,273	—	—
Construction	—	—	—	—	47,013	47,013	—	—
Single tenant lease financing	—	—	—	—	834,335	834,335	—	—
Public finance	—	—	—	—	481,923	481,923	—	—
Healthcare finance	—	—	—	—	48,891	48,891	—	—
Residential mortgage	121	—	332	453	317,845	318,298	495	—
Home equity	83	—	—	83	29,213	29,296	83	—
Other consumer	231	104	47	382	235,803	236,185	81	—
Total	$449	$104	$379	$932	$2,203,173	$2,204,105	$659	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$10	$—	$10	$122,930	$122,940	$—	$—
Owner-occupied commercial real estate	—	—	—	—	75,768	75,768	—	—
Investor commercial real estate	—	—	—	—	7,273	7,273	—	—
Construction	—	—	—	—	49,213	49,213	—	—
Single tenant lease financing	—	—	—	—	803,299	803,299	—	—
Public finance	—	—	—	—	438,341	438,341	—	—
Healthcare finance	—	—	—	—	31,573	31,573	—	—
Residential mortgage	—	23	560	583	299,352	299,935	724	—
Home equity	—	—	83	83	30,471	30,554	83	—
Other consumer	299	110	6	415	227,118	227,533	32	—
Total	$299	$143	$649	$1,091	$2,085,338	$2,086,429	$839	$—

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

The following table presents the Company’s impaired loans as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,873	$3,873	$—	$3,886	$3,886	$—
Owner-occupied commercial real estate	6	6	—	7	7	—
Residential mortgage	905	911	—	1,139	1,144	—
Home equity	83	83	—	83	83	—
Other consumer	136	205	—	90	143	—
Total impaired loans	$5,003	$5,078	$—	$5,205	$5,263	$—

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2018 and 2017.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$3,875	$75	$535	$—
Owner-occupied commercial real estate	7	—	—	—
Residential mortgage	1,079	—	1,692	—
Home equity	83	—	—	—
Other consumer	113	—	140	—
Total	5,157	75	2,367	—
Loans with a specific valuation allowance
Commercial and industrial	—	—	28	—
Total	—	—	28	—
Total impaired loans	$5,157	$75	$2,395	$—

The Company had $0.6 million in residential mortgage other real estate owned as of March 31, 2018 and had $0.6 million in residential mortgage other real estate owned as of December 31, 2017. There were $0.3 million and $0.2 million of loans at March 31, 2018 and December 31, 2017, respectively, in the process of foreclosure.

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

There were no loans classified as new TDRs during the three months ended March 31, 2018 and 2017.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Land	$2,500	$2,500
Building and improvements	5,950	6,427
Furniture and equipment	8,535	7,610
Less: accumulated depreciation	(6,875)	(6,479)
Total	$10,110	$10,058

Note 6:        Goodwill

As of March 31, 2018 and December 31, 2017, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended March 31, 2018 and December 31, 2017.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2017 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$3,000	$—	$3,000	$—
2025 Note	10,000	(180)	10,000	(186)
2026 Notes	25,000	(1,057)	25,000	(1,088)
Total	$38,000	$(1,237)	$38,000	$(1,274)

Note 8:        Benefit Plans

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer that provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a termination of employment by us without “cause”, by him for “good reason” or in connection with a “change in control,” each as defined in the agreement, along with other specific conditions.

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

The Company recorded $0.6 million and $0.3 million of share-based compensation expense for the three months ended March 31, 2018, and March 31, 2017, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2018, and activity for the three months ended March 31, 2018.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	72,765	$27.91	3,333	$24.44	—	$—
Granted	41,053	40.73	11,294	38.75	1	40.50
Vested	(34,241)	26.06	(8,263)	36.62	(1)	40.50
Nonvested at March 31, 2018	79,577	$35.31	6,364	$35.00	—	$—

At March 31, 2018, the total unrecognized compensation cost related to nonvested awards was $2.9 million with a weighted-average expense recognition period of 2.3 years.

Directors Deferred Stock Plan

Until January 1, 2014, the Company had a practice granting awards under a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2018.

Deferred Stock Rights
Outstanding, beginning of period	82,995
Granted	131
Exercised	—
Outstanding, end of period	83,126

All deferred stock rights granted during the 2018 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2018 or December 31, 2017.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017.

		March 31, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$127,334	$—	$127,334	$—
Municipal securities	93,227	—	93,227	—
Mortgage-backed securities	210,122	—	210,122	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	27,960	—	27,960	—
Total available-for-sale securities	463,652	—	463,652	—
Loans held-for-sale (mandatory pricing agreements)	17,067	—	17,067	—
Interest rate swaps	1,555	—	1,555	—
Forward contracts	(123)	(123)	—	—
IRLCs	732	—	—	732

		December 31, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$133,190	$—	$133,190	$—
Municipal securities	96,377	—	96,377	—
Mortgage-backed securities	209,720	—	209,720	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	26,047	—	26,047	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	473,275	2,932	470,343	—
Loans held-for-sale (mandatory pricing agreements)	23,571	—	23,571	—
Interest rate swaps	(271)	—	(271)	—
Forward contracts	(80)	(80)	—	—
IRLCs	551	—	—	551

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2018 and 2017.

Three Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2018	$551
Total realized gains
Included in net income	181
Balance, March 31, 2018	$732

Balance, January 1, 2017	$610
Total realized gains
Included in net income	35
Balance, March 31, 2017	$645

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

	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$732	Discounted cash flow	Loan closing rates	39% - 100%

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$551	Discounted cash flow	Loan closing rates	39% - 100%

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

Loans

The fair value of loans as of March 31, 2018 was impacted by the adoption of Accounting Standards Update 2016-01. In accordance with Accounting Standards Update 2016-01, the fair value of loans is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. The fair value of loans as of December 31, 2017 was estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2018 and December 31, 2017.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2018 and December 31, 2017.

	March 31, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$63,747	$63,747	$63,747	$—	$—
Securities held-to-maturity	19,206	18,909	—	18,909	—
Net loans	2,193,845	2,142,851	—	—	2,142,851
Accrued interest receivable	11,898	11,898	11,898	—	—
Federal Home Loan Bank of Indianapolis stock	20,250	20,250	—	20,250	—
Deposits	2,177,121	2,165,682	798,973	—	1,366,709
Advances from Federal Home Loan Bank	413,173	404,563	—	404,563	—
Subordinated debt	36,763	39,374	25,940	13,434	—
Accrued interest payable	410	410	410	—	—

	December 31, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,981	$47,981	$47,981	$—	$—
Interest-bearing time deposits	—	—	—	—	—
Securities held-to-maturity	19,209	19,083	—	19,083	—
Loans held-for-sale (best efforts pricing agreements)	27,835	27,835	—	27,835	—
Net loans	2,076,223	2,036,575	—	—	2,036,575
Accrued interest receivable	11,944	11,944	11,944	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	2,084,941	2,057,708	688,800	—	1,368,908
Advances from Federal Home Loan Bank	410,176	397,950	—	397,950	—
Subordinated debt	36,726	39,972	26,520	13,452	—
Accrued interest payable	311	311	311	—	—

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

During the three months ended March 31, 2018 and 2017, the Company originated mortgage loans held-for-sale of $82.5 million and $86.2 million, respectively, and sold $90.8 million and $102.3 million of mortgage loans, respectively, into the secondary market. Additionally, during the three months ended March 31, 2018, the Company sold $25.2 million of portfolio mortgage loans to an investor, resulting in a gain of $0.4 million.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Gain on loans sold	$1,672	$1,837
Gain (loss) resulting from the change in fair value of loans held-for-sale	(233)	373
Gain (loss) resulting from the change in fair value of derivatives	139	(594)
Net revenue from mortgage banking activities	$1,578	$1,616

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

The Company entered into various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2018 and December 31, 2017.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Loans	$310,703	$91,653	$(676)	$263
Securities available-for-sale (1)	165,177	92,230	(876)	8
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2018 and December 31, 2017, the amounts of the designated hedged items were $88.2 million and $50.0 million, respectively.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

March 31, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$272,409	7.0	$676	3 month LIBOR	2.77%
Securities available-for-sale	88,200	5.9	879	3 month LIBOR	2.54%
Total swap portfolio at March 31, 2018	$360,609	6.7	$1,555	3 month LIBOR	2.71%

December 31, 2017	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$91,135	7.9	$(263)	3 month LIBOR	2.44%
Securities available-for-sale	50,000	6.8	(8)	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2017	$141,135	7.5	$(271)	3 month LIBOR	2.41%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets. At March 31, 2018, the Company received $1.6 million of cash collateral from counterparties as securities for their obligations related to these swap transactions. At December 31, 2017, the Company pledged $0.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions. Collateral posted and received is dependent on the market valuation of the underlying hedges.

During the three months ended March 31, 2018 and 2017, the Company recognized interest expense of less than $0.1 million and $0.0 million, respectively, related to interest rate swap derivatives. This interest expense was recorded as a reduction to interest income within the securities - taxable line item of the condensed consolidated income statements, which is the same line item that is used to present earnings of the hedged item.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$91,135	$1,852	$17,900	$3
Interest rate swaps associated with securities available-for-sale	50,000	1,075	—	—
Derivatives not designated as hedging instruments
IRLCs	32,903	732	26,394	551
Total contracts	$174,038	$3,659	$44,294	$554
Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$45,000	$(123)	$51,124	$(80)
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	181,274	(1,176)	73,235	(266)
Interest rate swaps associated with securities available-for-sale	38,200	(196)	50,000	(8)
Total contracts	$264,474	$(1,495)	$174,359	$(354)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates form the date the Company entered into the IRLC and the balance sheet date. The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017.

	Amount of gain / (loss) recognized in the three months ended
	March 31, 2018	March 31, 2017
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$15	$—
Derivatives not designated as hedging instruments
IRLCs	181	35
Liability Derivatives
Derivatives designated as hedging instruments
Interest rates swaps associated with securities available-for-sale	$(12)	$—
Derivatives not designated as hedging instruments
Forward contracts	(42)	(629)

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

On January 1, 2018, the Company adopted this update, as subsequently amended, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) for the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues comes from interest income and other sources, including loans, leases, securities, and derivatives, that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Our services within the scope of ASC 606 include deposit service charges on deposits, interchange income and the sale of OREO. Our revenue within the scope of ASC 606 is minimal and the adoption of this update did not have a material impact on the condensed consolidated statements of income.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (January 2016)

The purpose of this update is to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting option for financial instruments. This update is effective for annual periods and interim periods within those periods beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU 2018-03, which includes technical corrections and improvements to clarify the guidance in ASU 2016-01. The Company adopted ASU 2016-01 on January 1, 2018, and it did not have a material impact on fair value disclosures and other disclosure requirements.

ASU 2016-02, Leases (Topic 842) (February 2016)

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (June 2016)

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

The amendments affect entities holding financial assets that are not accounted for at fair value through net income. The amendments affect loans, debt securities, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned under current GAAP than others to the new measure of expected credit losses. The following describes the main provisions of this update.

•Assets Measured at Amortized Cost: The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

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

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures during the next two years to ensure it is fully compliant with the amendments at adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation as well as considering appropriate methodologies.

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 820): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (February 2018)

The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update also require certain disclosures about stranded tax effects.

The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which the financial statements have not yet been issued. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this update as of January 1, 2018. The adoption of the guidance resulted in a cumulative-effect adjustment that increased retained earnings and increased AOCI in the three months ended 2018.

ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (March 2018)

The amendments in this update provide additional clarification on accounting for the Tax Act’s effects. In accordance with Staff Accounting Bulletin 118, entities that elect to record provisional amounts must base them on reasonable estimates and may adjust those amounts for a period of up to one year after the December 22, 2017 enactment date. Entities also need to consider the effect of the Tax Act when they estimate their annual effective tax rate in the first quarter and project the deferred tax effects of expected year-end temporary differences. In addition to applying the new corporate tax rate, an entity will need to consider whether it has elected to reflect global intangible low-taxed income as a period cost or as part of deferred taxes. As the Company has substantially completed the accounting for the net deferred tax asset revaluation, this update is not expected to have a material impact on the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters.

(dollars in thousands except for per share data)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Income Statement Summary:
Net interest income	$15,415	$15,360	$14,191	$12,974	$11,457
Provision for loan losses	850	1,179	1,336	1,322	1,035
Noninterest income	2,542	2,539	3,135	2,736	2,131
Noninterest expense	10,217	9,701	9,401	8,923	8,698
Income tax provision	862	3,521	1,694	1,464	1,023
Net income	$6,028	$3,498	$4,895	$4,001	$2,832
Per Share Data:
Earnings per share - basic	$0.71	$0.41	$0.72	$0.61	$0.43
Earnings per share - diluted	$0.71	$0.41	$0.71	$0.61	$0.43
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06
Book value per common share	$26.60	$26.65	$26.26	$25.15	$24.24
Tangible book value per common share [1]	$26.05	$26.09	$25.70	$24.43	$23.52
Common shares outstanding	8,450,925	8,411,077	8,411,077	6,513,577	6,497,662
Average common shares outstanding:
Basic	8,499,196	8,490,951	6,834,011	6,583,515	6,547,807
Diluted	8,542,363	8,527,999	6,854,614	6,597,991	6,602,200
Performance Ratios:
Return on average assets	0.87%	0.52%	0.78%	0.73%	0.60%
Return on average shareholders’ equity	10.96%	6.23%	11.20%	9.95%	7.42%
Return on average tangible common equity [1]	11.19%	6.37%	11.51%	10.25%	7.65%
Net interest margin	2.26%	2.35%	2.31%	2.43%	2.50%
Net interest margin - FTE [1,2]	2.41%	2.59%	2.52%	2.53%	2.57%
Noninterest expense to average assets	1.47%	1.45%	1.50%	1.63%	1.85%
Capital Ratios:
Total shareholders’ equity to assets	7.85%	8.10%	8.39%	6.88%	7.67%
Tangible common equity to tangible assets ratio [1]	7.70%	7.94%	8.22%	6.70%	7.46%
Tier 1 leverage ratio	8.17%	8.45%	8.86%	7.50%	8.41%
Common equity tier 1 capital ratio	11.42%	11.43%	11.93%	9.74%	10.88%
Tier 1 capital ratio	11.42%	11.43%	11.93%	9.74%	10.88%
Total risk-based capital ratio	14.01%	14.07%	14.67%	12.68%	14.16%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
2 On a fully-taxable equivalent (“FTE”) basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

During the first quarter 2018, net income was $6.0 million, or $0.71 per diluted share, compared to first quarter 2017 net income of $2.8 million, or $0.43 per diluted share, representing an increase in net income of $3.2 million, or 112.9%. The comparability of diluted earnings per share between the first quarter 2018 and the first quarter 2017 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,897,500 shares of common stock issued through an underwritten public offering in September 2017.

The increase in net income in the first quarter 2018 compared to the first quarter 2017 was due primarily to a $4.0 million, or 34.5%, increase in net interest income, a $0.4 million, or 19.3%, increase in noninterest income, a $0.2 million, or 17.9%, decrease in provision for loan losses and a $0.2 million, or 15.7%, decrease in income tax provision, partially offset by a $1.5 million, or 17.5%, increase in noninterest expense.

During the first quarter 2018, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.87% and 10.96%, respectively, compared to 0.60% and 7.42%, respectively, for the first quarter 2017.

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

(dollars in thousands)	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale [1]	$2,172,762	$22,115	4.13%	$1,993,001	$20,971	4.17%	$1,338,694	$14,156	4.29%
Securities - taxable	389,447	2,488	2.59%	403,905	2,521	2.48%	381,522	2,367	2.52%
Securities - non-taxable	95,726	711	3.01%	96,722	696	2.85%	93,323	697	3.03%
Other earning assets	104,685	665	2.58%	95,049	450	1.88%	45,392	170	1.52%
Total interest-earning assets	2,762,620	25,979	3.81%	2,588,677	24,638	3.78%	1,858,931	17,390	3.79%

Allowance for loan losses	(15,206)			(14,486)			(11,299)
Noninterest-earning assets	76,376			76,392			58,104
Total assets	$2,823,790			$2,650,583			$1,905,736

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$91,034	$122	0.54%	$86,744	$119	0.54%	$88,295	$119	0.55%
Regular savings accounts	55,952	158	1.15%	52,092	132	1.01%	28,333	47	0.67%
Money market accounts	562,345	1,893	1.37%	479,201	1,428	1.18%	347,696	696	0.81%
Certificates and brokered deposits	1,395,761	6,097	1.77%	1,345,368	5,679	1.67%	986,353	3,837	1.58%
Total interest-bearing deposits	2,105,092	8,270	1.59%	1,963,405	7,358	1.49%	1,450,677	4,699	1.31%
Other borrowed funds	441,970	2,294	2.10%	411,283	1,920	1.85%	262,573	1,234	1.91%
Total interest-bearing liabilities	2,547,062	10,564	1.68%	2,374,688	9,278	1.55%	1,713,250	5,933	1.40%
Noninterest-bearing deposits	43,976			40,618			31,463
Other noninterest-bearing liabilities	9,621			12,607			6,225
Total liabilities	2,600,659			2,427,913			1,750,938

Shareholders’ equity	223,131			222,670			154,798
Total liabilities and shareholders’ equity	$2,823,790			$2,650,583			$1,905,736

Net interest income		$15,415			$15,360			$11,457

Interest rate spread [2]			2.13%			2.23%			2.39%
Net interest margin [3]			2.26%			2.35%			2.50%
Net interest margin FTE [4]			2.41%			2.59%			2.57%
1 Includes nonaccrual loans
2 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
3 Net interest income divided by total average interest-earning assets (annualized)
4 On a FTE basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons. Net interest margin-FTE represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Three Months Ended March 31, 2018 vs. December 31, 2017 Due to Changes in			Three Months Ended March 31, 2018 vs. March 31, 2017 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,475	$(1,331)	$1,144	$11,551	$(3,592)	$7,959
Securities – taxable	(412)	379	(33)	52	69	121
Securities – non-taxable	(45)	60	15	41	(27)	14
Other earning assets	46	169	215	323	172	495
Total	2,064	(723)	1,341	11,967	(3,378)	8,589

Interest expense
Interest-bearing deposits	473	439	912	2,423	1,148	3,571
Other borrowed funds	133	241	374	925	135	1,060
Total	606	680	1,286	3,348	1,283	4,631

Increase (decrease) in net interest income	$1,458	$(1,403)	$55	$8,619	$(4,661)	$3,958

Net interest income for the first quarter 2018 was $15.4 million, an increase of $4.0 million, or 34.5%, compared to $11.5 million for the first quarter 2017. The increase in net interest income was the result of an $8.6 million, or 49.4%, increase in total interest income to $26.0 million for the first quarter 2018 from $17.4 million for the first quarter 2017. The increase in total interest income was partially offset by a $4.6 million, or 78.1%, increase in total interest expense to $10.6 million for the first quarter 2018 from $5.9 million for the first quarter 2017.

The increase in total interest income from the first quarter 2018 compared to the first quarter 2017 was due primarily to an increase in interest earned on loans resulting from an increase of $834.1 million, or 62.3%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 16 basis points (“bps”) in the yield on loans, including loans held-for-sale. The decline in the yield earned on loans was due primarily to growth in the public finance loan portfolio which generally has lower tax-exempt interest rates. In addition, the average balance of securities increased $10.3 million, or 2.2%, and the yield earned on the securities portfolio increased 5 bps for the first quarter 2018 compared to the first quarter 2017.

The increase in total interest expense was driven primarily by an increase of $654.4 million, or 45.1%, in the average balance of interest-bearing deposits for the first quarter 2018 compared to the first quarter 2017, as well as a 28 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $409.4 million, or 41.5%, increase in average certificates and brokered deposits balances and a 19 bp increase in the related costs of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a $214.6 million, or 61.7%, increase in average money market account balances and a 56 bp increase in the related cost of these deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due to increases in interest rates as the Federal Reserve increased its benchmark fed funds target rate 100 bps from January 1, 2017 through March 31, 2018.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $179.4 million, or 68.3%, increase in the average balance of other borrowed funds for the first quarter 2018 compared to the first quarter 2017. The increase in the average balance of other borrowed funds was due primarily to the average balance of Federal Home Loan Bank advances increasing $179.2 million, or 79.3%, as the Company used Federal Home Loan Bank advances to supplement deposit growth and to manage interest rate risk.

Net interest margin (“NIM”) was 2.26% for the first quarter 2018 compared to 2.50% for the first quarter 2017. The decrease in NIM for the first quarter 2018 compared to the first quarter 2017 was driven primarily by an increase of 28 bps in the cost of interest-bearing liabilities, partially offset by an increase of 2 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.41% for the first quarter 2018 compared to 2.57% for the first quarter 2017. The decline of 16 bps in the fully-taxable equivalent NIM was also impacted by the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018, which accounted for 5 bps of the decrease.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Service charges and fees	$230	$231	$226	$220	$211
Mortgage banking activities	1,578	1,530	2,535	2,155	1,616
Gain on sale of loans	414	395	—	—	—
Loss on sale of securities	—	—	(8)	—	—
Other	320	383	382	361	304
Total noninterest income	$2,542	$2,539	$3,135	$2,736	$2,131

During the first quarter 2018, noninterest income was $2.5 million, representing an increase of $0.4 million, or 19.3%, compared to $2.1 million for the first quarter 2017. The increase was due primarily to the completion of two sales of single tenant lease financing loans during the first quarter 2018. The principal amount of loans sold totaled $25.2 million and resulted in a gain of $0.4 million. As of March 31, 2018, there were no additional sales in process but the Company may execute sales in future periods should market conditions remain favorable for such transactions.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Salaries and employee benefits	$5,905	$5,701	$5,197	$5,193	$5,073
Marketing, advertising and promotion	716	590	741	544	518
Consulting and professional services	851	617	897	764	813
Data processing	263	242	247	245	237
Loan expenses	237	303	262	248	214
Premises and equipment	1,214	1,125	1,080	1,025	953
Deposit insurance premium	465	420	375	300	315
Other	566	703	602	604	575
Total noninterest expense	$10,217	$9,701	$9,401	$8,923	$8,698

Noninterest expense for the first quarter 2018 was $10.2 million, compared to $8.7 million for the first quarter 2017. The increase of $1.5 million, or 17.5%, compared to the first quarter 2017 was due primarily to increases of $0.8 million in salaries and employee benefits, $0.3 million in premises and equipment, $0.2 million in marketing, advertising and promotion and $0.2 million in deposit insurance premium expenses. The increase in salaries and employee benefits primarily resulted from an increase in employee compensation and higher equity compensation expense, including $0.2 million of non-recurring accelerated vesting recognition. The increase in premises and equipment was due primarily to higher software expense. The increase in marketing expenses was due to advertising campaigns to increase brand awareness. The increase in deposit insurance premium was due primarily to the Company’s strong year-over-year asset growth of 39.5%, as the FDIC uses annual asset growth as a component of their calculation to determine the cost of FDIC deposit insurance.

Income tax provision was $0.9 million for the first quarter 2018, resulting in an effective tax rate of 12.5%, compared to $1.0 million and an effective tax rate of 26.5% for the first quarter 2017. The decrease in the effective tax rate during the first quarter 2018 was due primarily to the Tax Act which, among other things, reduced the corporate federal income tax rate from 35% in 2017 to 21% in 2018. Additionally, the lower effective tax rate in the first quarter 2018 was due to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total assets	$2,862,728	$2,767,687	$2,633,422	$2,381,271	$2,052,803
Loans	2,209,405	2,091,193	1,868,487	1,698,421	1,433,190
Total securities	482,858	492,484	511,680	508,990	489,283
Loans held-for-sale	17,067	51,407	45,487	27,335	13,202
Noninterest-bearing deposits	47,678	44,686	33,734	36,636	34,427
Interest-bearing deposits	2,129,443	2,040,255	1,963,294	1,695,476	1,522,692
Total deposits	2,177,121	2,084,941	1,997,028	1,732,112	1,557,119
Advances from Federal Home Loan Bank	413,173	410,176	365,180	435,183	289,985
Total shareholders’ equity	224,824	224,127	220,867	163,830	157,491

Total assets increased $95.0 million, or 3.4%, to $2.9 billion at March 31, 2018 compared to $2.8 billion at December 31, 2017. Balance sheet expansion during the first quarter 2018 was funded by deposit growth of $92.2 million, or 4.4%. This funding was primarily deployed to support loan growth of $118.2 million, or 5.7%.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Commercial loans
Commercial and industrial	$119,893	5.4%	$122,940	5.9%	$122,587	6.5%	$107,569	6.3%	$97,487	6.8%
Owner-occupied commercial real estate	81,998	3.7%	75,768	3.6%	75,986	4.1%	66,952	4.0%	62,887	4.4%
Investor commercial real estate	6,273	0.3%	7,273	0.4%	7,430	0.4%	10,062	0.6%	8,510	0.6%
Construction	47,013	2.1%	49,213	2.4%	50,367	2.7%	45,931	2.7%	49,618	3.5%
Single tenant lease financing	834,335	37.8%	803,299	38.4%	783,918	41.9%	747,790	44.0%	665,382	46.4%
Public finance	481,923	21.8%	438,341	21.0%	269,347	14.4%	179,873	10.6%	77,995	5.4%
Healthcare finance	48,891	2.2%	31,573	1.5%	12,363	0.7%	2,810	0.2%	—	—%
Total commercial loans	1,620,326	73.3%	1,528,407	73.2%	1,321,998	70.7%	1,160,987	68.4%	961,879	67.1%
Consumer loans
Residential mortgage	318,298	14.4%	299,935	14.3%	291,382	15.6%	292,997	17.3%	246,014	17.2%
Home equity	29,296	1.3%	30,554	1.5%	31,236	1.7%	33,312	2.0%	34,925	2.4%
Other consumer	236,185	10.7%	227,533	10.8%	220,920	11.8%	208,602	12.2%	188,191	13.1%
Total consumer loans	583,779	26.4%	558,022	26.6%	543,538	29.1%	534,911	31.5%	469,130	32.7%
Net deferred loan origination costs and premiums and discounts on purchased loans	5,300	0.3%	4,764	0.2%	2,951	0.2%	2,523	0.1%	2,181	0.2%
Total loans	2,209,405	100.0%	2,091,193	100.0%	1,868,487	100.0%	1,698,421	100.0%	1,433,190	100.0%
Allowance for loan losses	(15,560)		(14,970)		(14,087)		(13,194)		(11,894)
Net loans	$2,193,845		$2,076,223		$1,854,400		$1,685,227		$1,421,296

Total loans were $2.2 billion as of March 31, 2018, an increase of $118.2 million, or 5.7%, compared to December 31, 2017. The growth in commercial loan balances was positively impacted by production in public finance as balances increased $43.6 million, or 9.9%, compared to December 31, 2017. Production in single tenant lease financing remained strong as balances increased $31.0 million, or 3.9%, compared to December 31, 2017. Additionally, healthcare finance balances increased $17.3 million, or 54.9%, during the first quarter 2018. The growth in consumer loans was primarily driven by the Company’s residential mortgage portfolio, which increased $18.4 million, or 6.1%, compared to December 31, 2017. Other consumer loan balances increased $8.7 million, or 3.8%, compared to December 31, 2017, driven primarily by increased production in trailer and recreational vehicle loans.

The Company completed two sales of single tenant lease financing loans during the first quarter 2018. The sales, totaling $25.2 million in the aggregate, resulted in a $0.4 million gain. Loan sales provide the Company an additional strategy to manage balance sheet growth and capital while providing additional liquidity and further diversifying revenue channels.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$—	$1,845	$1,850	$2,147
Total commercial loans	—	—	1,845	1,850	2,147
Consumer loans:
Residential mortgage	495	724	775	1,209	1,209
Home equity	83	83	—	—	55
Other consumer	81	32	40	29	—
Total consumer loans	659	839	815	1,238	1,264
Total nonaccrual loans	659	839	2,660	3,088	3,411

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	—	341	—
Other consumer	—	—	2	9	—
Total consumer loans	—	—	2	350	—
Total past due 90 days and accruing loans	—	—	2	350	—

Total nonperforming loans	659	839	2,662	3,438	3,411

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	553	553	648	—	—
Total other real estate owned	5,041	5,041	5,136	4,488	4,488

Other nonperforming assets	10	12	57	26	93

Total nonperforming assets	$5,710	$5,892	$7,855	$7,952	$7,992

Total nonperforming loans to total loans	0.03%	0.04%	0.14%	0.20%	0.24%
Total nonperforming assets to total assets	0.20%	0.21%	0.30%	0.33%	0.39%
Allowance for loan losses to total loans	0.70%	0.72%	0.75%	0.78%	0.83%
Allowance for loan losses to nonperforming loans	2,361.2%	1,784.3%	529.2%	383.8%	348.7%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Troubled debt restructurings – nonaccrual	$—	$—	$1,845	$1,762	$—
Troubled debt restructurings – performing	$464	$473	$480	$487	$496
Total troubled debt restructurings	$464	$473	$2,325	$2,249	$496

The decrease of $0.2 million, or 3.1%, in total nonperforming assets as of March 31, 2018 compared to December 31, 2017 was due primarily to a decrease in residential mortgage nonaccrual loans related to one nonaccrual loan that was transferred to OREO and subsequently sold during the first quarter 2018. Total nonperforming loans declined $0.2 million, or 21.5%, to $0.7 million as of March 31, 2018 compared to $0.8 million as of December 31, 2017. The ratio of nonperforming loans to total loans decreased slightly to 0.03% as of March 31, 2018 compared to 0.04% as of December 31, 2017. The ratio of nonperforming assets to total assets decreased slightly to 0.20% as of March 31, 2018 compared to 0.21% as of December 31, 2017 due primarily to the increase in total assets and decrease in nonperforming assets.

As of March 31, 2018 and December 31, 2017, the Company had one commercial property in other real estate owned with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of March 31, 2018 and December 31, 2017, the Company had residential mortgage other real estate owned of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Balance, beginning of period	$14,970	$14,087	$13,194	$11,894	$10,981
Provision charged to expense	850	1,179	1,336	1,322	1,035
Losses charged off	(305)	(357)	(532)	(170)	(223)
Recoveries	45	61	89	148	101
Balance, end of period	$15,560	$14,970	$14,087	$13,194	$11,894

Net charge-offs to average loans	0.05%	0.06%	0.10%	0.01%	0.04%

The allowance for loan losses was $15.6 million as of March 31, 2018, compared to $15.0 million as of December 31, 2017. The increase of $0.6 million, or 3.9%, was due primarily to the growth in single tenant lease financing, public finance, healthcare finance and residential mortgage loan balances. During the first quarter 2018, the Company recorded net charge-offs of $0.3 million, compared to net charge-offs of $0.1 million during the first quarter 2017. The net charge-offs for both the first quarter 2018 and 2017 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans decreased to 0.70% as of March 31, 2018, compared to 0.72% as of December 31, 2017. The decline in the allowance as a percentage of total loans was due to the growth in the public finance portfolio as this loan category has a lower loss reserve factor than other loan types. Due to the decrease in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans increased to 2,361.2% as of March 31, 2018, compared to 1,784.3% as of December 31, 2017.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$128,175	$133,424	$138,730	$129,926	$113,933
Municipal securities	97,299	97,370	97,439	97,508	97,578
Mortgage-backed securities	219,295	215,452	224,311	231,591	235,879
Asset-backed securities	5,000	5,000	9,949	9,946	9,873
Corporate securities	29,630	27,111	27,114	27,118	23,107
Other securities	—	3,000	3,000	3,000	3,000
Total available-for-sale	479,399	481,357	500,543	499,089	483,370
Securities held-to-maturity
Municipal securities	10,163	10,164	10,166	10,168	10,169
Corporate securities	9,043	9,045	9,046	9,047	9,049
Total held-to-maturity	19,206	19,209	19,212	19,215	19,218
Total securities	$498,605	$500,566	$519,755	$518,304	$502,588

(dollars in thousands)
Approximate Fair Value	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$127,334	$133,190	$138,499	$129,682	$113,287
Municipal securities	93,227	96,377	95,435	95,071	92,428
Mortgage-backed securities	210,122	209,720	219,579	226,114	229,436
Asset-backed securities	5,009	5,009	10,000	10,000	10,000
Corporate securities	27,960	26,047	26,004	25,960	21,982
Other securities	—	2,932	2,951	2,948	2,932
Total available-for-sale	463,652	473,275	492,468	489,775	470,065
Securities held-to-maturity
Municipal securities	9,743	9,847	9,832	9,847	9,703
Corporate securities	9,166	9,236	9,239	9,157	9,101
Total held-to-maturity	18,909	19,083	19,071	19,004	18,804
Total securities	$482,561	$492,358	$511,539	$508,779	$488,869

The approximate fair value of investment securities available-for-sale decreased $9.6 million, or 2.0%, to $463.7 million as of March 31, 2018 compared to $473.3 million as of December 31, 2017. The decrease was due primarily to decreases of $5.9 million in U.S. Government-sponsored agencies, $3.2 million in municipal securities and $2.9 million in other securities, offset by an increase of $1.9 million in corporate securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments. The decrease in the approximate fair value of municipal securities was primarily caused by interest rate changes. The decline in other securities was due to the reclassification of a mutual fund with a readily determinable fair value to other assets in accordance with the adoption of ASU 2016-01. As of March 31, 2018, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $19.2 million as of December 31, 2017.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Noninterest-bearing deposits	$47,678	2.2%	$44,686	2.1%	$33,734	1.7%	$36,636	2.1%	$34,427	2.2%
Interest-bearing demand deposits	99,006	4.5%	94,674	4.5%	89,748	4.5%	94,726	5.5%	94,461	6.1%
Savings accounts	60,176	2.8%	49,939	2.4%	49,913	2.5%	35,764	2.1%	31,291	2.0%
Money market accounts	592,113	27.2%	499,501	24.0%	499,160	25.0%	386,224	22.3%	371,115	23.8%
Certificates of deposits	1,185,176	54.4%	1,319,488	63.3%	1,300,952	65.1%	1,176,230	67.9%	1,023,294	65.7%
Brokered deposits	192,972	8.9%	76,653	3.7%	23,521	1.2%	2,532	0.1%	2,531	0.2%
Total deposits	$2,177,121	100.0%	$2,084,941	100.0%	$1,997,028	100.0%	$1,732,112	100.0%	$1,557,119	100.0%

Total deposits increased $92.2 million, or 4.4%, to $2.2 billion as of March 31, 2018 compared to approximately $2.1 billion as of December 31, 2017. This increase was due primarily to increases of $92.6 million, or 18.5%, in money market accounts, $10.2 million, or 20.5%, in savings accounts and $116.3 million, or 151.7%, in brokered deposits, offset by a decrease of $134.3 million, or 10.2%, in certificates of deposits. The increase in brokered deposits and decrease in certificates of deposits was due primarily to $116.3 million of public fund deposits originated through an investment advisor who manages fixed income portfolios for municipalities being reclassified from certificates of deposits to brokered deposits per regulatory guidance.

Recent Equity Stock Offering

In September 2017, the Company completed an underwritten public offering of 1,897,500 shares of its common stock at a price of $29.00 per share. The Company received net proceeds of approximately $51.6 million after deducting underwriting discounts and commissions and offering expenses.

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

The following tables present actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$231,411	11.42%	$129,142	6.38%	$141,803	7.00%	N/A	N/A
Bank	241,661	11.95%	128,934	6.38%	141,574	7.00%	$131,462	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	231,411	11.42%	159,529	7.88%	172,190	8.50%	N/A	N/A
Bank	241,661	11.95%	159,271	7.88%	171,911	8.50%	161,799	8.00%
Total capital to risk-weighted assets
Consolidated	283,734	14.01%	200,044	9.88%	212,705	10.50%	N/A	N/A
Bank	257,221	12.72%	199,721	9.88%	212,361	10.50%	202,249	10.00%
Leverage ratio
Consolidated	231,411	8.17%	113,290	4.00%	113,290	4.00%	N/A	N/A
Bank	241,661	8.54%	113,164	4.00%	113,164	4.00%	141,455	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$224,407	11.43%	$112,866	5.75%	$137,402	7.00%	N/A	N/A
Bank	223,288	11.40%	112,672	5.75%	137,166	7.00%	$127,368	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	224,407	11.43%	142,309	7.25%	166,845	8.50%	N/A	N/A
Bank	223,288	11.40%	142,064	7.25%	166,558	8.50%	156,761	8.00%
Total capital to risk-weighted assets
Consolidated	276,103	14.07%	181,566	9.25%	206,102	10.50%	N/A	N/A
Bank	238,258	12.16%	181,255	9.25%	205,748	10.50%	195,951	10.00%
Leverage ratio
Consolidated	224,407	8.45%	106,196	4.00%	106,196	4.00%	N/A	N/A
Bank	223,288	8.42%	106,059	4.00%	106,059	4.00%	132,574	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 16, 2018 to shareholders of record as of March 30, 2018. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2018, the Company had $38.0 million principal amount of subordinated debt outstanding pursuant to the 2021 Debenture, the 2025 Note, and the 2026 Notes. The agreements under which subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhances interest rate risk management through borrowings and wholesale funding, which are generally advances from the Federal Home Loan Bank and brokered deposits.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2018, on a consolidated basis, the Company had $527.4 million in cash and cash equivalents and investment securities available-for-sale and $17.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2018, the Bank had the ability to borrow an additional $534.2 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2018, the Company, on an unconsolidated basis, had $24.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2018, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $175.0 million. Certificates of deposits scheduled to mature in one year or less at March 31, 2018 totaled $671.4 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and tangible common equity to tangible assets, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total equity - GAAP	$224,824	$224,127	$220,867	$163,830	$157,491
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$220,137	$219,440	$216,180	$159,143	$152,804

Total assets - GAAP	$2,862,728	$2,767,687	$2,633,422	$2,381,271	$2,052,803
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$2,858,041	$2,763,000	$2,628,735	$2,376,584	$2,048,116

Total common shares outstanding	8,450,925	8,411,077	8,411,077	6,513,577	6,497,662

Book value per common share	$26.60	$26.65	$26.26	$25.15	$24.24
Effect of goodwill	(0.55)	(0.56)	(0.56)	(0.72)	(0.72)
Tangible book value per common share	$26.05	$26.09	$25.70	$24.43	$23.52

Total shareholders’ equity to assets ratio	7.85%	8.10%	8.39%	6.88%	7.67%
Effect of goodwill	(0.15)%	(0.16)%	(0.17)%	(0.18)%	(0.21)%
Tangible common equity to tangible assets ratio	7.70%	7.94%	8.22%	6.70%	7.46%

Total average equity - GAAP	$223,131	$222,670	$173,459	$161,228	$154,798
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$218,444	$217,983	$168,772	$156,541	$150,111

Return on average shareholders’ equity	10.96%	6.23%	11.20%	9.95%	7.42%
Effect of goodwill	0.23%	0.14%	0.31%	0.30%	0.23%
Return on average tangible common equity	11.19%	6.37%	11.51%	10.25%	7.65%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net interest income	$15,415	$15,360	$14,191	$12,974	$11,457
Adjustments:
Fully-taxable equivalent adjustments [1]	1,018	1,555	1,280	543	306
Net interest income - FTE	$16,433	$16,915	$15,471	$13,517	$11,763

Net interest margin	2.26%	2.35%	2.31%	2.43%	2.50%
Effect of fully-taxable equivalent adjustments [1]	0.15%	0.24%	0.21%	0.10%	0.07%
Net interest margin - FTE	2.41%	2.59%	2.52%	2.53%	2.57%

1 Assuming a 21% tax rate in 2018 and a 35% tax rate in 2017

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net income - GAAP	$6,028	$3,498	$4,895	$4,001	$2,832
Adjustments:
Net deferred tax asset revaluation	—	1,846	—	—	—
Adjusted net income	$6,028	$5,344	$4,895	$4,001	$2,832

Diluted average common shares outstanding	8,542,363	8,527,599	6,854,614	6,597,991	6,602,200

Diluted earnings per share - GAAP	$0.71	$0.41	$0.71	$0.61	$0.43
Adjustments:
Effect of net deferred tax asset revaluation	—	0.22	—	—	—
Adjusted diluted earnings per share	$0.71	$0.63	$0.71	$0.61	$0.43

Return on average assets	0.87%	0.52%	0.78%	0.73%	0.60%
Effect of net deferred tax asset revaluation	0.00%	0.28%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.87%	0.80%	0.78%	0.73%	0.60%

Return on average shareholders' equity	10.96%	6.23%	11.20%	9.95%	7.42%
Effect of net deferred tax asset revaluation	0.00%	3.29%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	10.96%	9.52%	11.20%	9.95%	7.42%

Return on average tangible common equity	11.19%	6.37%	11.51%	10.25%	7.65%
Effect of net deferred tax asset revaluation	0.00%	3.36%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	11.19%	9.73%	11.51%	10.25%	7.65%

Income tax expense - GAAP	$862	$3,521	$1,694	$1,464	$1,023
Adjustments:
Net deferred tax asset revaluation	—	(1,846)	—	—	—
Adjusted income tax expense	$862	$1,675	$1,694	$1,464	$1,023

Effective income tax rate	12.5%	50.2%	25.7%	26.8%	26.5%
Effect of net deferred tax asset revaluation	0.0%	(26.3)%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	12.5%	23.9%	25.7%	26.8%	26.5%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. At March 31, 2018 and December 31, 2017, the Company had interest rate swaps with notional amounts of $360.6 million and $141.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2018 and December 31, 2017, the Company had commitments to sell residential real estate loans of $63.1 million and $51.1 million, respectively. These contracts mature in less than one year. Refer to Note 11 to the Company’s condensed consolidated financial statements for additional information about derivative financial instruments.

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

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2018, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+100 Basis Points	+200 Basis Points
NII - Year 1	5.01%	(3.46)%	(7.11)%
NII - Year 2	2.68%	2.25%	4.20%
EVE	12.92%	(12.10)%	(22.83)%
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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. These controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

FIRST INTERNET BANCORP

Date: May 8, 2018	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: May 8, 2018	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)