Form 10-Q
period 2018-06-30
First Internet Bancorp
filed 2018-08-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2018
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

As of August 3, 2018, the registrant had 10,181,675 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$3,694	$4,539
Interest-bearing deposits	138,666	43,442
Total cash and cash equivalents	142,360	47,981
Securities available-for-sale, at fair value (amortized cost of $479,778 and $481,357 in 2018 and 2017, respectively)	460,822	473,275
Securities held-to-maturity, at amortized cost (fair value of $18,727 and $19,083 in 2018 and 2017, respectively)	19,203	19,209
Loans held-for-sale (includes $20,672 and $23,571 at fair value in 2018 and 2017, respectively)	20,672	51,407
Loans	2,374,035	2,091,193
Allowance for loan losses	(16,053)	(14,970)
Net loans	2,357,982	2,076,223
Accrued interest receivable	14,540	11,944
Federal Home Loan Bank of Indianapolis stock	22,050	19,575
Cash surrender value of bank-owned life insurance	35,579	35,105
Premises and equipment, net	10,169	10,058
Goodwill	4,687	4,687
Other real estate owned	5,041	5,041
Accrued income and other assets	22,668	13,182
Total assets	$3,115,773	$2,767,687
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$44,671	$44,686
Interest-bearing deposits	2,349,613	2,040,255
Total deposits	2,394,284	2,084,941
Advances from Federal Home Loan Bank	390,167	410,176
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,200 and $1,274 in 2018 and 2017, respectively	33,800	36,726
Accrued interest payable	435	311
Accrued expenses and other liabilities	15,000	11,406
Total liabilities	2,833,686	2,543,560
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 10,181,675 and 8,411,077 shares issued and outstanding in 2018 and 2017, respectively	227,099	172,043
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	69,066	57,103
Accumulated other comprehensive loss	(14,078)	(5,019)
Total shareholders’ equity	282,087	224,127
Total liabilities and shareholders’ equity	$3,115,773	$2,767,687

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Income
Loans	$23,699	$16,416	$45,814	$30,572
Securities – taxable	2,556	2,566	5,044	4,933
Securities – non-taxable	700	696	1,411	1,393
Other earning assets	461	297	1,126	467
Total interest income	27,416	19,975	53,395	37,365
Interest Expense
Deposits	9,226	5,324	17,496	10,023
Other borrowed funds	2,729	1,677	5,023	2,911
Total interest expense	11,955	7,001	22,519	12,934
Net Interest Income	15,461	12,974	30,876	24,431
Provision for Loan Losses	667	1,322	1,517	2,357
Net Interest Income After Provision for Loan Losses	14,794	11,652	29,359	22,074
Noninterest Income
Service charges and fees	231	220	461	431
Mortgage banking activities	1,597	2,155	3,175	3,771
Gain on sale of loans	—	—	414	—
Other	349	361	669	665
Total noninterest income	2,177	2,736	4,719	4,867
Noninterest Expense
Salaries and employee benefits	5,827	5,193	11,732	10,266
Marketing, advertising and promotion	608	544	1,324	1,062
Consulting and professional services	633	764	1,484	1,577
Data processing	282	245	545	482
Loan expenses	260	248	497	462
Premises and equipment	1,231	1,025	2,445	1,978
Deposit insurance premium	480	300	945	615
Other	861	604	1,427	1,179
Total noninterest expense	10,182	8,923	20,399	17,621
Income Before Income Taxes	6,789	5,465	13,679	9,320
Income Tax Provision	781	1,464	1,643	2,487
Net Income	$6,008	$4,001	$12,036	$6,833
Income Per Share of Common Stock
Basic	$0.67	$0.61	$1.38	$1.04
Diluted	$0.67	$0.61	$1.38	$1.04
Weighted-Average Number of Common Shares Outstanding
Basic	8,909,913	6,583,515	8,705,689	6,565,760
Diluted	8,919,460	6,597,991	8,731,331	6,599,681
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,008	$4,001	$12,036	$6,833
Other comprehensive income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(3,209)	3,991	(10,874)	5,056
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income tax	(958)	—	(958)	—
Other comprehensive (loss) income before income tax	(4,167)	3,991	(11,832)	5,056
Income tax (benefit) provision	(1,363)	1,507	(3,836)	1,579
Other comprehensive (loss) income	(2,804)	2,484	(7,996)	3,477
Comprehensive income	$3,204	$6,485	$4,040	$10,310

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)	—	1,063	(1,063)	—
Net income	—	12,036	—	12,036
Other comprehensive loss	—	—	(7,996)	(7,996)
Dividends declared ($0.12 per share)	—	(1,136)	—	(1,136)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Recognition of the fair value of share-based compensation	911	—	—	911
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, June 30, 2018	$227,099	$69,066	$(14,078)	$282,087

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

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$12,036	$6,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,948	2,468
Increase in cash surrender value of bank-owned life insurance	(474)	(407)
Provision for loan losses	1,517	2,357
Share-based compensation expense	911	532
Loans originated for sale	(178,382)	(195,126)
Proceeds from sale of loans	184,779	198,840
Gain on loans sold	(3,579)	(3,423)
Gain on sale of other real estate owned	(105)	—
Decrease (increase) in fair value of loans held-for-sale	82	(525)
(Gain) loss on derivatives	(132)	177
Net change in accrued income and other assets	(2,239)	(214)
Net change in accrued expenses and other liabilities	(1,477)	887
Net cash provided by operating activities	15,885	12,399
Investing Activities
Net loan activity, excluding purchases	(202,187)	(425,497)
Proceeds from sale of other real estate owned	332	30
Net change in interest-bearing time deposits	—	250
Maturities and calls of securities available-for-sale	31,601	36,658
Purchase of securities available-for-sale	(31,185)	(64,677)
Purchase of securities held-to-maturity	—	(2,550)
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,475)	(10,665)
Purchase of bank-owned life insurance	—	(10,000)
Purchase of premises and equipment	(903)	(369)
Loans purchased	(81,865)	(22,279)
Net proceeds from sale of portfolio loans	25,717	—
Net cash used in investing activities	(260,965)	(499,099)
Financing Activities
Net increase in deposits	309,343	269,245
Cash dividends paid	(1,008)	(776)
Repayment of long-term debt	(3,000)	—
Proceeds from advances from Federal Home Loan Bank	140,000	387,000
Repayment of advances from Federal Home Loan Bank	(160,000)	(141,805)
Net proceeds from common stock issuance	54,334	—
Other, net	(210)	(173)
Net cash provided by financing activities	339,459	513,491
Net Increase in Cash and Cash Equivalents	94,379	26,791
Cash and Cash Equivalents, Beginning of Period	47,981	39,452
Cash and Cash Equivalents, End of Period	$142,360	$66,243
Supplemental Disclosures
Cash paid during the period for interest	$22,395	$12,836
Cash paid during the period for taxes	360	81
Loans transferred to other real estate owned	227	—
Cash dividends declared, paid in subsequent period	611	391
Securities purchased during the period, settled in subsequent period	3,923	1,635
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	2,932	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other period. The June 30, 2018 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share
Net income	$6,008	$4,001	$12,036	$6,833
Weighted-average common shares	8,909,913	6,583,515	8,705,689	6,565,760
Basic earnings per common share	$0.67	$0.61	$1.38	$1.04
Diluted earnings per share
Net income	$6,008	$4,001	$12,036	$6,833
Weighted-average common shares	8,909,913	6,583,515	8,705,689	6,565,760
Dilutive effect of warrants	—	6,539	—	12,208
Dilutive effect of equity compensation	9,547	7,937	25,642	21,713
Weighted-average common and incremental shares	8,919,460	6,597,991	8,731,331	6,599,681
Diluted earnings per common share	$0.67	$0.61	$1.38	$1.04

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$122,162	$30	$(1,960)	$120,232
Municipal securities	97,230	77	(4,483)	92,824
Mortgage-backed securities	225,756	27	(10,400)	215,383
Asset-backed securities	5,003	—	(20)	4,983
Corporate securities	29,627	9	(2,236)	27,400
Total available-for-sale	$479,778	$143	$(19,099)	$460,822

	June 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,161	$2	$(488)	$9,675
Corporate securities	9,042	62	(52)	9,052
Total held-to-maturity	$19,203	$64	$(540)	$18,727

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$133,424	$531	$(765)	$133,190
Municipal securities	97,370	366	(1,359)	96,377
Mortgage-backed securities	215,452	15	(5,747)	209,720
Asset-backed securities	5,000	9	—	5,009
Corporate securities	27,111	103	(1,167)	26,047
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$481,357	$1,024	$(9,106)	$473,275

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,164	$40	$(357)	$9,847
Corporate securities	9,045	191	—	9,236
Total held-to-maturity	$19,209	$231	$(357)	$19,083

The carrying value of securities at June 30, 2018 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$546	$518
Five to ten years	57,805	55,912
After ten years	190,668	184,026
	249,019	240,456
Mortgage-backed securities	225,756	215,383
Asset-backed securities	5,003	4,983
Total	$479,778	$460,822

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$13,288	$13,058
After ten years	5,915	5,669
Total	$19,203	$18,727

There were no gross gains or losses resulting from sales of available-for-sale securities during the three and six months ended June 30, 2018 and June 30, 2017.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2018 and December 31, 2017 was $450.5 million and $354.6 million, which was approximately 94% and 72%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$89,279	$(955)	$24,527	$(1,005)	$113,806	$(1,960)
Municipal securities	28,866	(814)	56,312	(3,669)	85,178	(4,483)
Mortgage-backed securities	44,689	(1,013)	163,932	(9,387)	208,621	(10,400)
Asset-backed securities	4,983	(20)	—	—	4,983	(20)
Corporate securities	5,557	(59)	19,823	(2,177)	25,380	(2,236)
Total	$173,374	$(2,861)	$264,594	$(16,238)	$437,968	$(19,099)

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,029	$(488)	$—	$—	$9,029	$(488)
Corporate securities	3,490	(52)	—	—	3,490	(52)
Total	$12,519	$(540)	$—	$—	$12,519	$(540)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$30,194	$(256)	$22,824	$(509)	$53,018	$(765)
Municipal securities	5,638	(77)	57,128	(1,282)	62,766	(1,359)
Mortgage-backed securities	29,542	(251)	177,266	(5,496)	206,808	(5,747)
Corporate securities	1,852	(148)	18,981	(1,019)	20,833	(1,167)
Other securities	—	—	2,932	(68)	2,932	(68)
Total	$67,226	$(732)	$279,131	$(8,374)	$346,357	$(9,106)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,255	$(357)	$—	$—	$8,255	$(357)
Total	$8,255	$(357)	$—	$—	$8,255	$(357)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and six months ended June 30, 2018 and June 30, 2017.

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

Categories of loans include:

	June 30, 2018	December 31, 2017
Commercial loans
Commercial and industrial	$107,394	$122,940
Owner-occupied commercial real estate	86,068	75,768
Investor commercial real estate	6,185	7,273
Construction	46,769	49,213
Single tenant lease financing	863,981	803,299
Public finance	566,184	438,341
Healthcare finance	65,605	31,573
Total commercial loans	1,742,186	1,528,407
Consumer loans
Residential mortgage	337,143	299,935
Home equity	28,826	30,554
Other consumer	260,164	227,533
Total consumer loans	626,133	558,022
Total commercial and consumer loans	2,368,319	2,086,429
Deferred loan origination costs and premiums and discounts on purchased loans	5,716	4,764
Total loans	2,374,035	2,091,193
Allowance for loan losses	(16,053)	(14,970)
Net loans	$2,357,982	$2,076,223

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

The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,636	$(275)	$—	$3	$1,364
Owner-occupied commercial real estate	861	28	—	—	889
Investor commercial real estate	71	(4)	—	—	67
Construction	367	(72)	—	—	295
Single tenant lease financing	8,093	201	—	—	8,294
Public finance	1,118	254	—	—	1,372
Healthcare finance	484	192	—	—	676
Residential mortgage	984	(77)	—	2	909
Home equity	58	(7)	—	3	54
Other consumer	1,888	427	(254)	72	2,133
Total	$15,560	$667	$(254)	$80	$16,053

	Six Months Ended June 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(377)	$—	$3	$1,364
Owner-occupied commercial real estate	803	86	—	—	889
Investor commercial real estate	85	(18)	—	—	67
Construction	423	(128)	—	—	295
Single tenant lease financing	7,872	422	—	—	8,294
Public finance	959	413	—	—	1,372
Healthcare finance	313	363	—	—	676
Residential mortgage	956	(41)	(9)	3	909
Home equity	70	(23)	—	7	54
Other consumer	1,751	820	(551)	113	2,133
Total	$14,970	$1,517	$(560)	$126	$16,053

	Three Months Ended June 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,323	$205	$—	$25	$1,553
Owner-occupied commercial real estate	635	81	—	—	716
Investor commercial real estate	101	8	—	—	109
Construction	462	(67)	—	—	395
Single tenant lease financing	6,853	550	—	—	7,403
Public finance	142	220	—	—	362
Residential mortgage	904	85	—	2	991
Home equity	101	(38)	—	17	80
Other consumer	1,373	278	(170)	104	1,585
Total	$11,894	$1,322	$(170)	$148	$13,194

	Six Months Ended June 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$132	$—	$69	$1,553
Owner-occupied commercial real estate	582	134	—	—	716
Investor commercial real estate	168	(59)	—	—	109
Construction	544	(149)	—	—	395
Single tenant lease financing	6,248	1,155	—	—	7,403
Public finance	—	362	—	—	362
Residential mortgage	754	235	—	2	991
Home equity	102	(42)	—	20	80
Other consumer	1,231	589	(393)	158	1,585
Total	$10,981	$2,357	$(393)	$249	$13,194

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018 and December 31, 2017.

	Loans			Allowance for Loan Losses
June 30, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$101,785	$5,609	$107,394	$1,364	$—	$1,364
Owner-occupied commercial real estate	85,538	530	86,068	889	—	889
Investor commercial real estate	6,185	—	6,185	67	—	67
Construction	46,769	—	46,769	295	—	295
Single tenant lease financing	863,981	—	863,981	8,294	—	8,294
Public finance	566,184	—	566,184	1,372	—	1,372
Healthcare finance	65,605	—	65,605	676	—	676
Residential mortgage	336,577	566	337,143	909	—	909
Home equity	28,743	83	28,826	54	—	54
Other consumer	260,071	93	260,164	2,133	—	2,133
Total	$2,361,438	$6,881	$2,368,319	$16,053	$—	$16,053

	Loans			Allowance for Loan Losses
December 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$119,054	$3,886	$122,940	$1,738	$—	$1,738
Owner-occupied commercial real estate	75,761	7	75,768	803	—	803
Investor commercial real estate	7,273	—	7,273	85	—	85
Construction	49,213	—	49,213	423	—	423
Single tenant lease financing	803,299	—	803,299	7,872	—	7,872
Public finance	438,341	—	438,341	959	—	959
Healthcare finance	31,573	—	31,573	313	—	313
Residential mortgage	298,796	1,139	299,935	956	—	956
Home equity	30,471	83	30,554	70	—	70
Other consumer	227,443	90	227,533	1,751	—	1,751
Total	$2,081,224	$5,205	$2,086,429	$14,970	$—	$14,970

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$97,999	$3,786	$5,609	$107,394
Owner-occupied commercial real estate	83,015	2,523	530	86,068
Investor commercial real estate	6,185	—	—	6,185
Construction	46,769	—	—	46,769
Single tenant lease financing	858,344	5,637	—	863,981
Public finance	566,184	—	—	566,184
Healthcare finance	65,605	—	—	65,605
Total commercial loans	$1,724,101	$11,946	$6,139	$1,742,186

	June 30, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$336,982	$161	$337,143
Home equity	28,743	83	28,826
Other consumer	260,123	41	260,164
Total consumer loans	$625,848	$285	$626,133

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$113,840	$5,203	$3,897	$122,940
Owner-occupied commercial real estate	72,995	2,766	7	75,768
Investor commercial real estate	7,273	—	—	7,273
Construction	49,213	—	—	49,213
Single tenant lease financing	796,307	6,992	—	803,299
Public finance	438,341	—	—	438,341
Healthcare finance	31,573	—	—	31,573
Total commercial loans	$1,509,542	$14,961	$3,904	$1,528,407

	December 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$299,211	$724	$299,935
Home equity	30,471	83	30,554
Other consumer	227,501	32	227,533
Total consumer loans	$557,183	$839	$558,022

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$6	$—	$—	$6	$107,388	$107,394	$—	$—
Owner-occupied commercial real estate	—	—	—	—	86,068	86,068	—	—
Investor commercial real estate	—	—	—	—	6,185	6,185	—	—
Construction	—	—	—	—	46,769	46,769	—	—
Single tenant lease financing	—	—	—	—	863,981	863,981	—	—
Public finance	—	—	—	—	566,184	566,184	—	—
Healthcare finance	—	—	—	—	65,605	65,605	—	—
Residential mortgage	—	120	—	120	337,023	337,143	161	—
Home equity	83	—	—	83	28,743	28,826	83	—
Other consumer	181	165	41	387	259,777	260,164	41	—
Total	$270	$285	$41	$596	$2,367,723	$2,368,319	$285	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$10	$—	$10	$122,930	$122,940	$—	$—
Owner-occupied commercial real estate	—	—	—	—	75,768	75,768	—	—
Investor commercial real estate	—	—	—	—	7,273	7,273	—	—
Construction	—	—	—	—	49,213	49,213	—	—
Single tenant lease financing	—	—	—	—	803,299	803,299	—	—
Public finance	—	—	—	—	438,341	438,341	—	—
Healthcare finance	—	—	—	—	31,573	31,573	—	—
Residential mortgage	—	23	560	583	299,352	299,935	724	—
Home equity	—	—	83	83	30,471	30,554	83	—
Other consumer	299	110	6	415	227,118	227,533	32	—
Total	$299	$143	$649	$1,091	$2,085,338	$2,086,429	$839	$—

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

The following table presents the Company’s impaired loans as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$5,609	$5,609	$—	$3,886	$3,886	$—
Owner-occupied commercial real estate	530	530	—	7	7	—
Residential mortgage	566	566	—	1,139	1,144	—
Home equity	83	83	—	83	83	—
Other consumer	93	118	—	90	143	—
Total impaired loans	$6,881	$6,906	$—	$5,205	$5,263	$—

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2018				June 30, 2017
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$5,183	$87	$2,264	$162	$1,996	$—	$1,265	$—
Owner-occupied commercial real estate	402	7	102	7	—	—	—	—
Residential mortgage	653	—	433	—	1,636	—	1,664	—
Home equity	83	—	42	—	—	—	—	—
Other consumer	113	—	57	—	105	—	123	—
Total	6,434	94	2,898	169	3,737	—	3,052	—
Loans with a specific valuation allowance
Commercial and industrial	—	—	—	$—	61	—	44	—
Total	—	—	—	—	61	—	44	—
Total impaired loans	$6,434	$94	$2,898	$169	$3,798	$—	$3,096	$—

The Company had $0.6 million in residential mortgage other real estate owned as of June 30, 2018 and had $0.6 million in residential mortgage other real estate owned as of December 31, 2017. There were no loans in the process of foreclosure at June 30, 2018 and $0.2 million of loans in the process of foreclosure at December 31, 2017.

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

There were no loans classified as new TDRs during the three and six months ended June 30, 2018. There were two commercial and industrial loans classified as new TDRs during the three and six months ended June 30, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. The Company did not allocate a specific allowance for those loans as of June 30, 2017. The modifications consisted of maturity date amendments and certain other term modifications.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Land	$2,500	$2,500
Building and improvements	6,100	6,427
Furniture and equipment	8,840	7,610
Less: accumulated depreciation	(7,271)	(6,479)
Total	$10,169	$10,058

Note 6:        Goodwill

As of June 30, 2018 and December 31, 2017, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended June 30, 2018 and December 31, 2017.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2017 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Subordinated Debt

In June 2013, the Company issued a subordinated debenture (the “2021 Debenture”) in the principal amount of $3.0 million. The 2021 Debenture bore a fixed interest rate of 8.00% per year, payable quarterly, and was scheduled to mature on June 28, 2021. The 2021 Debenture could be repaid, without penalty, at any time after June 28, 2016. The Company repaid the 2021 Debenture in full in June 2018.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$—	$—	$3,000	$—
2025 Note	10,000	(174)	10,000	(186)
2026 Notes	25,000	(1,026)	25,000	(1,088)
Total	$35,000	$(1,200)	$38,000	$(1,274)

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

The Company recorded $0.3 million and $0.9 million of share-based compensation expense for the three and six months ended June 30, 2018, respectively, related to awards made under the 2013 Plan. The Company recorded $0.2 million and $0.5 million of share-based compensation expense for the three and six months ended June 30, 2017, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2018, and activity for the six months ended June 30, 2018.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	72,765	$27.91	3,333	$24.44	—	$—
Granted	41,203	40.71	11,294	38.75	3	38.33
Vested	(34,241)	26.06	(9,829)	36.96	(3)	38.33
Forfeited	(4,477)	34.57	—	—	—	—
Nonvested at June 30, 2018	75,250	$35.36	4,798	$33.78	—	$—

At June 30, 2018, the total unrecognized compensation cost related to nonvested awards was $2.4 million with a weighted-average expense recognition period of 2.2 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2018.

Deferred Stock Rights
Outstanding, beginning of period	82,995
Granted	263
Exercised	—
Outstanding, end of period	83,258

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2018 or December 31, 2017.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017.

		June 30, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$120,232	$—	$120,232	$—
Municipal securities	92,824	—	92,824	—
Mortgage-backed securities	215,383	—	215,383	—
Asset-backed securities	4,983	—	4,983	—
Corporate securities	27,400	—	27,400	—
Total available-for-sale securities	460,822	—	460,822	—
Loans held-for-sale (mandatory pricing agreements)	20,672	—	20,672	—
Interest rate swap assets	4,548	—	4,548	—
Interest rate swap liabilities	(1,360)	—	(1,360)	—
Forward contracts	(161)	(161)	—	—
IRLCs	724	—	—	724

		December 31, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$133,190	$—	$133,190	$—
Municipal securities	96,377	—	96,377	—
Mortgage-backed securities	209,720	—	209,720	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	26,047	—	26,047	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	473,275	2,932	470,343	—
Loans held-for-sale (mandatory pricing agreements)	23,571	—	23,571	—
Interest rate swaps	(271)	—	(271)	—
Forward contracts	(80)	(80)	—	—
IRLCs	551	—	—	551

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2018 and 2017.

Three Months Ended
Interest Rate Lock Commitments
Balance, April 1, 2018	$732
Total realized losses
Included in net income	(8)
Balance, June 30, 2018	$724

Balance, April 1, 2017	$645
Total realized gains
Included in net income	7
Balance, June 30, 2017	$652

Six Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2018	$551
Total realized gains
Included in net income	173
Balance, June 30, 2018	$724

Balance, January 1, 2017	$610
Total realized gains
Included in net income	42
Balance, June 30, 2017	$652

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and Level 3 fair value measurements other than goodwill.

	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$724	Discounted cash flow	Loan closing rates	42% - 100%

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$551	Discounted cash flow	Loan closing rates	39% - 100%

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

Loans

The fair value of loans as of June 30, 2018 was impacted by the adoption of Accounting Standards Update 2016-01. In accordance with Accounting Standards Update 2016-01, the fair value of loans is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. The fair value of loans as of December 31, 2017 was estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2018 and December 31, 2017.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2018 and December 31, 2017.

	June 30, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$142,360	$142,360	$142,360	$—	$—
Securities held-to-maturity	19,203	18,727	—	18,727	—
Net loans	2,357,982	2,241,977	—	—	2,241,977
Accrued interest receivable	14,540	14,540	14,540	—	—
Federal Home Loan Bank of Indianapolis stock	22,050	22,050	—	22,050	—
Deposits	2,394,284	2,383,867	767,881	—	1,615,986
Advances from Federal Home Loan Bank	390,167	382,092	—	382,092	—
Subordinated debt	33,800	36,474	26,220	10,254	—
Accrued interest payable	435	435	435	—	—

	December 31, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,981	$47,981	$47,981	$—	$—
Interest-bearing time deposits	—	—	—	—	—
Securities held-to-maturity	19,209	19,083	—	19,083	—
Loans held-for-sale (best efforts pricing agreements)	27,836	27,836	—	27,836	—
Net loans	2,076,223	2,036,575	—	—	2,036,575
Accrued interest receivable	11,944	11,944	11,944	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	2,084,941	2,057,708	688,800	—	1,368,908
Advances from Federal Home Loan Bank	410,176	397,950	—	397,950	—
Subordinated debt	36,726	39,972	26,520	13,452	—
Accrued interest payable	311	311	311	—	—

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

During the three months ended June 30, 2018 and 2017, the Company originated mortgage loans held-for-sale of $95.9 million and $109.0 million, respectively, and sold $93.9 million and $96.6 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2018 and 2017, the Company originated mortgage loans held-for-sale of $178.4 million and $195.1 million, respectively, and sold $184.8 million and $198.8 million of mortgage loans, respectively, into the secondary market. Additionally, during the six months ended June 30, 2018, the Company sold $25.2 million of portfolio mortgage loans to an investor, resulting in a gain of $0.4 million.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on loans sold	$1,493	$1,586	$3,165	$3,423
Gain (loss) resulting from the change in fair value of loans held-for-sale	151	152	(82)	525
Gain (loss) resulting from the change in fair value of derivatives	(47)	417	92	(177)
Net revenue from mortgage banking activities	$1,597	$2,155	$3,175	$3,771

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

The Company entered into various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive income, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2018 and December 31, 2017.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Loans	$350,390	$91,653	$2,478	$263
Securities available-for-sale (1)	164,028	92,230	1,629	8
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2018 and December 31, 2017, the amounts of the designated hedged items were $88.2 million and $50.0 million, respectively.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

June 30, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$312,380	7.0	$2,494	3 month LIBOR	2.81%
Securities available-for-sale	88,200	5.6	1,652	3 month LIBOR	2.54%
Total at June 30, 2018	$400,580	6.7	$4,146	3 month LIBOR	2.75%

December 31, 2017	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$91,135	7.9	$(263)	3 month LIBOR	2.44%
Securities available-for-sale	50,000	6.8	(8)	3 month LIBOR	2.33%
Total at December 31, 2017	$141,135	7.5	$(271)	3 month LIBOR	2.41%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2018. There were no interest rate swap derivatives designated as cash flow accounting hedges at December 31, 2017.

June 30, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$50,000	10.0	$(549)	3 month LIBOR	3.01%
Interest rate swaps	80,000	5.5	(409)	1 month LIBOR	2.86%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets. At June 30, 2018, the Company received $2.6 million of cash collateral from counterparties as securities for their obligations related to these swap transactions and pledged $0.5 million of cash collateral to counterparties as securities for its obligations related to these swap transactions. At December 31, 2017, the Company pledged $0.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$267,539	$2,896	$17,900	$3
Interest rate swaps associated with securities available-for-sale	88,200	1,652	—	—
Derivatives not designated as hedging instruments
IRLCs	41,128	724	26,394	551
Total contracts	$396,867	$5,272	$44,294	$554
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$44,841	$(402)	$73,235	$(266)
Interest rate swaps associated with securities available-for-sale	—	—	50,000	(8)
Interest rate swaps associated with liabilities	130,000	(958)	—	—
Derivatives not designated as hedging instruments
Forward contracts	55,500	(161)	51,124	(80)
Total contracts	$230,341	$(1,521)	$174,359	$(354)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates form the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2018.

	Amount of Loss Recognized in Other Comprehensive Income
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

Interest rate swap agreements	$(699)	$(699)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	(8)	7	$173	$42
Forward contracts	—	410	—	(219)
Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(39)	—	$(81)	$—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and six months ended June 30, 2018 and 2017.

Line item in the condensed consolidated statements of income	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income
Loans	$17	$—	$17	$—
Securities - taxable	(46)	—	(76)	—
Securities - non-taxable	4	—	18	—
Interest expense
Other borrowed funds	15	—	15	—

Note 12:     Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

On January 1, 2018, the Company adopted this update, as subsequently amended, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) for the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues comes from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Our services within the scope of ASC 606 include deposit service charges on deposits, interchange income and the sale of OREO. Our revenue within the scope of ASC 606 is minimal and the adoption of this update did not have a material impact on the condensed consolidated statements of income.

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

ASU 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended standard serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier adoption of the amended standard is permitted. The Company does not expect to early adopt and is currently in the process of fully evaluating the amendments on the condensed consolidated financial statements and will subsequently implement updated processes and accounting policies as deemed necessary. The overall impact of the new standard on the Company’s financial condition, results of operations and regulatory capital is not yet determinable. In July 2018, the FASB issued ASU 2018-10, which includes improvements to the codification to clarify recognizing leases and the transitioning to the amended standard.

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

The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which the financial statements have not yet been issued. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this update as of January 1, 2018. The adoption of the guidance resulted in a cumulative-effect adjustment that increased retained earnings and increased AOCI in the six months ended June 30, 2018.

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

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (June 2018)

The amendments in this update simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the amendment on the Company’s condensed consolidated financial statements.

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

The Bank has two wholly-owned subsidiaries, First Internet Public Finance Corp., which was organized in early 2017 and provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities, and JKH Realty Services, LLC, which manages other real estate owned (“OREO”) properties as needed.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor commercial real estate and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance was established in the second quarter of 2017 in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied commercial real estate and equipment purchases. Initial efforts within healthcare finance have primarily focused on the West Coast with plans to expand nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the six months ended June 30, 2018 and 2017.

(dollars in thousands except for per share data)	Three Months Ended					Six Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Income Statement Summary:
Net interest income	$15,461	$15,415	$15,360	$14,191	$12,974	$30,876	$24,431
Provision for loan losses	667	850	1,179	1,336	1,322	1,517	2,357
Noninterest income	2,177	2,542	2,539	3,135	2,736	4,719	4,867
Noninterest expense	10,182	10,217	9,701	9,401	8,923	20,399	17,621
Income tax provision	781	862	3,521	1,694	1,464	1,643	2,487
Net income	$6,008	$6,028	$3,498	$4,895	$4,001	$12,036	$6,833
Per Share Data:
Earnings per share - basic	$0.67	$0.71	$0.41	$0.72	$0.61	$1.38	$1.04
Earnings per share - diluted	$0.67	$0.71	$0.41	$0.71	$0.61	$1.38	$1.04
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.12	$0.12
Book value per common share	$27.71	$26.60	$26.65	$26.26	$25.15	$27.71	$25.15
Tangible book value per common share [1]	$27.25	$26.05	$26.09	$25.70	$24.43	$27.25	$24.43
Common shares outstanding	10,181,675	8,450,925	8,411,077	8,411,077	6,513,577	10,181,675	6,513,577
Average common shares outstanding:
Basic	8,909,913	8,499,196	8,490,951	6,834,011	6,583,515	8,705,689	6,565,760
Diluted	8,919,460	8,542,363	8,527,599	6,854,614	6,597,991	8,731,331	6,599,681
Performance Ratios:
Return on average assets	0.82%	0.87%	0.52%	0.78%	0.73%	0.84%	0.67%
Return on average shareholders’ equity	10.11%	10.96%	6.23%	11.20%	9.95%	10.51%	8.72%
Return on average tangible common equity [1]	10.31%	11.19%	6.37%	11.51%	10.25%	10.73%	8.99%
Net interest margin	2.17%	2.26%	2.35%	2.31%	2.43%	2.22%	2.46%
Net interest margin - FTE [1,2]	2.33%	2.41%	2.59%	2.52%	2.53%	2.37%	2.55%
Noninterest expense to average assets	1.40%	1.47%	1.45%	1.50%	1.63%	1.43%	1.73%
Capital Ratios:
Total shareholders’ equity to assets	9.05%	7.85%	8.10%	8.39%	6.88%	9.05%	6.88%
Tangible common equity to tangible assets ratio [1]	8.92%	7.70%	7.94%	8.22%	6.70%	8.92%	6.70%
Tier 1 leverage ratio	9.93%	8.17%	8.45%	8.86%	7.50%	9.93%	7.50%
Common equity tier 1 capital ratio	13.54%	11.42%	11.43%	11.93%	9.74%	13.54%	9.74%
Tier 1 capital ratio	13.54%	11.42%	11.43%	11.93%	9.74%	13.54%	9.74%
Total risk-based capital ratio	15.85%	14.01%	14.07%	14.67%	12.68%	15.85%	12.68%

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

During the second quarter 2018, net income was $6.0 million, or $0.67 per diluted share, compared to second quarter 2017 net income of $4.0 million, or $0.61 per diluted share, representing an increase in net income of $2.0 million, or 50.2%. During the six months ended June 30, 2018, net income was $12.0 million, or $1.38 per diluted share, compared to the six months ended June 30, 2017 net income of $6.8 million, or $1.04 per diluted share, resulting in an increase in net income of $5.2 million, or 76.1%. The comparability of diluted earnings per share between the second quarter 2018 and the second quarter 2017 as well as the six months ended June 30, 2018 and the six months ended June 30, 2017 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,897,500 shares of common stock issued through an underwritten public offering in September 2017 and the partial impact of the issuance of 1,730,750 shares of common stock issued through an underwritten public offering in June 2018.

The increase in net income in the second quarter 2018 compared to the second quarter 2017 was due primarily to a $2.5 million, or 19.2%, increase in net interest income, a $0.7 million, or 49.5%, decrease in provision for loan losses and a $0.7 million, or 46.7%, decrease in income tax provision, partially offset by a $1.3 million, or 14.1%, increase in noninterest expense and a $0.6 million, or 20.4%, decrease in noninterest income.

The increase in net income in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due primarily to a $6.4 million, or 26.4%, increase in net interest income, a $0.8 million, or 35.6%, decrease in provision for loan losses and a $0.8 million, or 33.9%, decrease in income tax expense, partially offset by a $2.8 million, or 15.8%, increase in noninterest expense and a $0.1 million, or 3.0%, decrease in noninterest income.

During the second quarter 2018, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.82% and 10.11%, respectively, compared to 0.73% and 9.95%, respectively, for the second quarter 2017. During the six months ended June 30, 2018, ROAA and ROAE were 0.84% and 10.51%, respectively, compared to 0.67% and 8.72%, respectively, for the six months ended June 30, 2017.

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

(dollars in thousands)	Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,295,970	$23,699	4.14%	$2,172,762	$22,115	4.13%	$1,570,235	$16,416	4.19%
Securities - taxable	386,207	2,556	2.65%	389,447	2,488	2.59%	405,380	2,566	2.54%
Securities - non-taxable	94,506	700	2.97%	95,726	711	3.01%	95,436	696	2.93%
Other earning assets	79,346	461	2.33%	104,685	665	2.58%	67,989	297	1.75%
Total interest-earning assets	2,856,029	27,416	3.85%	2,762,620	25,979	3.81%	2,139,040	19,975	3.75%

Allowance for loan losses	(15,782)			(15,206)			(12,372)
Noninterest-earning assets	81,293			76,376			67,984
Total assets	$2,921,540			$2,823,790			$2,194,652

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$93,599	$145	0.62%	$91,034	$122	0.54%	$92,676	$127	0.55%
Regular savings accounts	55,273	158	1.15%	55,952	158	1.15%	34,545	67	0.78%
Money market accounts	571,398	2,130	1.50%	562,345	1,893	1.37%	394,735	915	0.93%
Certificates and brokered deposits	1,416,775	6,793	1.92%	1,395,761	6,097	1.77%	1,071,408	4,215	1.58%
Total interest-bearing deposits	2,137,045	9,226	1.73%	2,105,092	8,270	1.59%	1,593,364	5,324	1.34%
Other borrowed funds	492,068	2,729	2.22%	441,970	2,294	2.10%	398,044	1,677	1.69%
Total interest-bearing liabilities	2,629,113	11,955	1.82%	2,547,062	10,564	1.68%	1,991,408	7,001	1.41%
Noninterest-bearing deposits	44,524			43,976			32,897
Other noninterest-bearing liabilities	9,438			9,621			9,119
Total liabilities	2,683,075			2,600,659			2,033,424

Shareholders’ equity	238,465			223,131			161,228
Total liabilities and shareholders’ equity	$2,921,540			$2,823,790			$2,194,652

Net interest income		$15,461			$15,415			$12,974

Interest rate spread [1]			2.03%			2.13%			2.34%
Net interest margin [2]			2.17%			2.26%			2.43%
Net interest margin FTE [3]			2.33%			2.41%			2.53%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)
3 On an FTE basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons. Net interest margin-FTE represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(dollars in thousands)	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,234,706	$45,814	4.13%	$1,455,104	$30,572	4.24%
Securities - taxable	387,818	5,044	2.62%	393,517	4,933	2.53%
Securities - non-taxable	95,113	1,411	2.99%	94,385	1,393	2.98%
Other earning assets	91,946	1,126	2.47%	56,753	467	1.66%
Total interest-earning assets	2,809,583	53,395	3.83%	1,999,759	37,365	3.77%

Allowance for loan losses	(15,495)			(11,839)
Noninterest-earning assets	78,847			63,072
Total assets	$2,872,935			$2,050,992

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$92,323	$268	0.59%	$90,498	$246	0.55%
Regular savings accounts	55,611	316	1.15%	31,456	114	0.73%
Money market accounts	566,897	4,022	1.43%	371,346	1,611	0.87%
Certificates and brokered deposits	1,406,326	12,890	1.85%	1,029,115	8,052	1.58%
Total interest-bearing deposits	2,121,157	17,496	1.66%	1,522,415	10,023	1.33%
Other borrowed funds	467,157	5,023	2.17%	330,683	2,911	1.78%
Total interest-bearing liabilities	2,588,314	22,519	1.75%	1,853,098	12,934	1.41%
Noninterest-bearing deposits	44,252			32,184
Other noninterest-bearing liabilities	9,529			7,680
Total liabilities	2,642,095			1,892,962

Shareholders’ equity	230,840			158,030
Total liabilities and shareholders’ equity	$2,872,935			$2,050,992

Net interest income		$30,876			$24,431

Interest rate spread [1]			2.08%			2.36%
Net interest margin [2]			2.22%			2.46%
Net interest margin - FTE [3]			2.37%			2.55%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)
3 On an FTE basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons. Net interest margin-FTE represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Three Months Ended June 30, 2018 vs. March 31, 2018 Due to Changes in			Three Months Ended June 30, 2018 vs. June 30, 2017 Due to Changes in			Six Months Ended June 30, 2018 vs. June 30, 2017 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,519	$65	$1,584	$8,630	$(1,347)	$7,283	$17,592	$(2,350)	$15,242
Securities – taxable	(106)	174	68	(471)	461	(10)	(173)	284	111
Securities – non-taxable	(5)	(6)	(11)	(30)	34	4	13	5	18
Other earning assets	(146)	(58)	(204)	55	109	164	369	290	659
Total	1,262	175	1,437	8,184	(743)	7,441	17,801	(1,771)	16,030

Interest expense
Interest-bearing deposits	141	815	956	2,106	1,796	3,902	4,582	2,891	7,473
Other borrowed funds	289	146	435	452	600	1,052	1,379	733	2,112
Total	430	961	1,391	2,558	2,396	4,954	5,961	3,624	9,585

Increase (decrease) in net interest income	$832	$(786)	$46	$5,626	$1,653	$2,487	$11,840	$(5,395)	$6,445

Net interest income for the second quarter 2018 was $15.5 million, an increase of $2.5 million, or 19.2%, compared to $13.0 million for the second quarter 2017. The increase in net interest income was the result of a $7.4 million, or 37.3%, increase in total interest income to $27.4 million for the second quarter 2018 from $20.0 million for the second quarter 2017. The increase in total interest income was partially offset by a $5.0 million, or 70.8%, increase in total interest expense to $12.0 million for the second quarter 2018 from $7.0 million for the second quarter 2017.

Net interest income for the six months ended June 30, 2018 was $30.9 million, an increase of $6.4 million, or 26.4%, compared to $24.4 million for the six months ended June 30, 2017. The increase in net interest income was the result of a $16.0 million, or 42.9%, increase in total interest income to $53.4 million for the six months ended June 30, 2018 from $37.4 million for the six months ended June 30, 2017. The increase in total interest income was partially offset by a $9.6 million, or 74.1%, increase in total interest expense to $22.5 million for the six months ended June 30, 2018 from $12.9 million for the six months ended June 30, 2017.

The increase in total interest income from the second quarter 2018 compared to the second quarter 2017 was due primarily to an increase in interest earned on loans resulting from an increase of $725.7 million, or 46.2%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 5 basis points (“bps”) in the yield on loans, including loans held-for-sale. The decline in the yield earned on loans was due primarily to growth in the public finance loan portfolio, which generally has lower tax-exempt interest rates, as well as lower yields in the consumer and healthcare finance portfolios due to accelerated dealer reserve and premium amortization driven by elevated prepayment activity. These items were partially offset by higher yields in the commercial and industrial, commercial real estate and residential mortgage portfolios. The average balance of securities decreased $20.1 million, or 4.0%, and the yield earned on the securities portfolio increased 11 bps for the second quarter 2018 compared to the second quarter 2017.

The increase in total interest income from the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due primarily to an increase in interest earned on loans resulting from an increase of $779.6 million, or 53.6%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 11 bps in the yield on loans, including loans held-for-sale. The decline in the yield earned on loans was due primarily to growth in the public finance loan portfolio, which generally has lower tax-exempt interest rates, as well as lower yields in the consumer and healthcare finance portfolios due to accelerated dealer reserve and premium amortization driven by elevated prepayment activity. These items were partially offset by higher yields in the commercial and industrial, commercial real estate and residential mortgage portfolios. The average balance of securities decreased $5.0 million, or 1.0%, and the yield earned on the securities portfolio increased 9 bps for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The increase in total interest expense for the second quarter 2018 compared to the second quarter 2017 was driven primarily by an increase of $543.7 million, or 34.1%, in the average balance of interest-bearing deposits for the second quarter 2018 compared to the second quarter 2017, as well as a 39 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $345.4 million, or 32.2%, increase in average certificate and brokered deposit balances and a 34 bp increase in the related costs of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a $176.7 million, or 44.8%, increase in average money market account balances and a 57 bp increase in the related cost of these deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due to increases in interest rates as the Federal Reserve increased its benchmark Fed Funds target rate 125 bps from January 1, 2017 through June 30, 2018.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $94.0 million, or 23.6%, increase in the average balance of other borrowed funds for the second quarter 2018 compared to the second quarter 2017. The increase in the average balance of other borrowed funds was due primarily to the average balance of Federal Home Loan Bank advances increasing $94.2 million, or 26.1%. Additionally, the cost of funds related to Federal Home Loan Bank advances increased 69 bps, as both short and long term interest rates were higher in the second quarter 2018 compared to second quarter 2017.

The increase in total interest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven primarily by an increase of $598.7 million, or 39.3%, in the average balance of interest-bearing deposits for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as well as a 33 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $377.2 million, or 36.7%, increase in average certificates of deposits balances and a 27 bp increase in the related cost of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a $195.6 million, or 52.7%, increase in average money market account balances and a 56 bp increase in the related cost of these deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due to increases in interest rates as the Federal Reserve increased its benchmark Fed Funds target rate from January 1, 2017 through June 30, 2018.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $136.5 million, or 41.3%, increase in the average balance of other borrowed funds for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as well as an increase of 39 bps in the cost of other borrowed funds. The average balance of other borrowed funds increased due primarily to the average balance of Federal Home Loan Bank advances, which increased $136.5 million, or 46.4%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Additionally, the cost of funds related to Federal Home Loan Bank advances increased 63 bps, as both short and long term interest rates were higher for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net interest margin (“NIM”) was 2.17% for the second quarter 2018 compared to 2.43% for the second quarter 2017. The decrease in NIM for the second quarter 2018 compared to the second quarter 2017 was driven primarily by an increase of 41 bps in the cost of interest-bearing liabilities, partially offset by an increase of 10 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.33% for the second quarter 2018 compared to 2.53% for the second quarter 2017. The decline of 20 bps in the fully-taxable equivalent NIM was also impacted by the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

NIM was 2.22% for the six months ended June 30, 2018 compared to 2.46% for the six months ended June 30, 2017. The decline in NIM for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven primarily by an increase of 34 bps in the cost of interest-bearing liabilities, partially offset by a 6 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.37% for the six months ended June 30, 2018, compared to 2.55% for the six months ended June 30, 2017. The decline of 18 bps in the fully-taxable equivalent NIM was also impacted by the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Service charges and fees	$231	$230	$231	$226	$220	$461	$431
Mortgage banking activities	1,597	1,578	1,530	2,535	2,155	3,175	3,771
Gain on sale of loans	—	414	395	—	—	414	—
Loss on sale of securities	—	—	—	(8)	—	—	—
Other	349	320	383	382	361	669	665
Total noninterest income	$2,177	$2,542	$2,539	$3,135	$2,736	$4,719	$4,867

During the second quarter 2018, noninterest income was $2.2 million, representing a decrease of $0.6 million, or 20.4%, compared to $2.7 million for the second quarter 2017. The decrease was due primarily to a decline of $0.6 million, or 25.9%, in revenue from mortgage banking activities. The decrease in mortgage banking revenue was due to declines in both mortgage originations and gain on sale margins.

During the six months ended June 30, 2018, noninterest income was $4.7 million, a decrease of $0.2 million, or 3.0%, from the six months ended June 30, 2017. The decrease was due primarily to a $0.6 million, or 15.8%, decrease in revenue from mortgage banking activities, partially offset by a $0.4 million gain on sale of loans sold. The decrease in mortgage banking revenue was due to a decline in mortgage originations. During the six months ended June 30, 2018, the Company completed two sales of single tenant lease financing loans, which resulted in the gain of $0.4 million, while no loan sale transactions were completed during the six months ended June 30, 2017.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Salaries and employee benefits	$5,827	$5,905	$5,701	$5,197	$5,193	$11,732	$10,266
Marketing, advertising and promotion	608	716	590	741	544	1,324	1,062
Consulting and professional services	633	851	617	897	764	1,484	1,577
Data processing	282	263	242	247	245	545	482
Loan expenses	260	237	303	262	248	497	462
Premises and equipment	1,231	1,214	1,125	1,080	1,025	2,445	1,978
Deposit insurance premium	480	465	420	375	300	945	615
Other	861	566	703	602	604	1,427	1,179
Total noninterest expense	$10,182	$10,217	$9,701	$9,401	$8,923	$20,399	$17,621

Noninterest expense for the second quarter 2018 was $10.2 million, compared to $8.9 million for the second quarter 2017. The increase of $1.3 million, or 14.1%, compared to the second quarter 2017 was due primarily to increases of $0.6 million in salaries and employee benefits, $0.3 million in other expenses, $0.2 million in premises and equipment and $0.2 million in deposit insurance premium expenses. The increase in salaries and employee benefits primarily resulted from personnel growth, generally in higher skill positions, and increases in employee compensation. The increase in other expenses was due primarily to repairs and maintenance expenses related to OREO. The increase in premises and equipment was due primarily to higher software expense. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth of 30.8%, as the FDIC uses annual asset growth as a component of its calculation to determine the cost of FDIC deposit insurance.

Noninterest expense for the six months ended June 30, 2018 was $20.4 million, compared to $17.6 million for the six months ended June 30, 2017. The increase of $2.8 million, or 15.8%, compared to the six months ended June 30, 2017 was due primarily to an increase of $1.5 million in salaries and employee benefits, an increase of $0.5 million in premises and equipment, an increase of $0.3 million in deposit insurance premium, an increase of $0.3 million in marketing, advertising and promotion and an increase of $0.2 million in other expenses. The increase in salaries and employee benefits primarily resulted from personnel growth, generally in higher skill positions, increases in employee compensation and higher equity compensation expense, including $0.2 million of non-recurring accelerated vesting recognition. The increase in premises and equipment was due primarily to software expense. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth of 30.8%, as the FDIC uses annual asset growth as a component of its calculation to determine the cost of FDIC deposit insurance. The increase in marketing, advertising and promotion was driven by digital marketing initiatives to increase brand awareness. The increase in other expenses was due primarily to repairs and maintenance expenses related to OREO.

Income tax provision was $0.8 million for the second quarter 2018, resulting in an effective tax rate of 11.5%, compared to $1.5 million and an effective tax rate of 26.8% for the second quarter 2017. Income tax provision was $1.6 million for the six months ended June 30, 2018, resulting in an effective tax rate of 12.0%, compared to $2.5 million and an effective tax rate of 26.7% for the six months ended June 30, 2017. The decrease in the effective tax rate during the second quarter 2018 and the six months ended 2018 was due primarily to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which, among other things, reduced the corporate federal income tax rate from 35% in 2017 to 21% in 2018. Additionally, the lower effective tax rate in both the second quarter and six months ended 2018 was due to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Total assets	$3,115,773	$2,862,728	$2,767,687	$2,633,422	$2,381,271
Loans	2,374,035	2,209,405	2,091,193	1,868,487	1,698,421
Total securities	480,025	482,858	492,484	511,680	508,990
Loans held-for-sale	20,672	17,067	51,407	45,487	27,335
Noninterest-bearing deposits	44,671	47,678	44,686	33,734	36,636
Interest-bearing deposits	2,349,613	2,129,443	2,040,255	1,963,294	1,695,476
Total deposits	2,394,284	2,177,121	2,084,941	1,997,028	1,732,112
Advances from Federal Home Loan Bank	390,167	413,173	410,176	365,180	435,183
Total shareholders’ equity	282,087	224,824	224,127	220,867	163,830

Total assets increased $348.1 million, or 12.6%, to $3.1 billion at June 30, 2018 compared to $2.8 billion at December 31, 2017. Balance sheet expansion during the first six months of 2018 was funded primarily by deposit growth of $309.3 million, or 14.8%. This funding was generally deployed to support loan growth of $282.8 million, or 13.5%.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
Commercial loans
Commercial and industrial	$107,394	4.5%	$119,893	5.4%	$122,940	5.9%	$122,587	6.5%	$107,569	6.3%
Owner-occupied commercial real estate	86,068	3.6%	81,998	3.7%	75,768	3.6%	75,986	4.1%	66,952	4.0%
Investor commercial real estate	6,185	0.3%	6,273	0.3%	7,273	0.4%	7,430	0.4%	10,062	0.6%
Construction	46,769	2.0%	47,013	2.1%	49,213	2.4%	50,367	2.7%	45,931	2.7%
Single tenant lease financing	863,981	36.4%	834,335	37.8%	803,299	38.4%	783,918	41.9%	747,790	44.0%
Public finance	566,184	23.8%	481,923	21.8%	438,341	21.0%	269,347	14.4%	179,873	10.6%
Healthcare finance	65,605	2.8%	48,891	2.2%	31,573	1.5%	12,363	0.7%	2,810	0.2%
Total commercial loans	1,742,186	73.4%	1,620,326	73.3%	1,528,407	73.2%	1,321,998	70.7%	1,160,987	68.4%
Consumer loans
Residential mortgage	337,143	14.2%	318,298	14.4%	299,935	14.3%	291,382	15.6%	292,997	17.3%
Home equity	28,826	1.2%	29,296	1.3%	30,554	1.5%	31,236	1.7%	33,312	2.0%
Other consumer	260,164	11.0%	236,185	10.7%	227,533	10.8%	220,920	11.8%	208,602	12.2%
Total consumer loans	626,133	26.4%	583,779	26.4%	558,022	26.6%	543,538	29.1%	534,911	31.5%
Net deferred loan origination costs and premiums and discounts on purchased loans	5,716	0.2%	5,300	0.3%	4,764	0.2%	2,951	0.2%	2,523	0.1%
Total loans	2,374,035	100.0%	2,209,405	100.0%	2,091,193	100.0%	1,868,487	100.0%	1,698,421	100.0%
Allowance for loan losses	(16,053)		(15,560)		(14,970)		(14,087)		(13,194)
Net loans	$2,357,982		$2,193,845		$2,076,223		$1,854,400		$1,685,227

Total loans were $2.4 billion as of June 30, 2018, an increase of $282.8 million, or 13.5%, compared to December 31, 2017. The growth in commercial loan balances was positively impacted by production in public finance as balances increased $127.8 million, or 29.2%, compared to December 31, 2017. Production in single tenant lease financing remained strong as balances increased $60.7 million, or 7.6%, compared to December 31, 2017. Additionally, healthcare finance balances increased $34.0 million, or 107.8%, during the first six months of 2018. The growth in consumer loans was primarily driven by the Company’s residential mortgage portfolio and other consumer loan portfolio, which increased $37.2 million, or 12.4%, and $32.6 million, or 14.3%, respectively, compared to December 31, 2017. The growth in the other consumer loans portfolio was driven primarily by increased production in trailer and recreational vehicle loans.

The Company completed two sales of single tenant lease financing loans during 2018. The sales, totaling $25.2 million in the aggregate, resulted in a $0.4 million gain. Loan sales provide the Company an additional strategy to manage balance sheet growth and capital while providing additional liquidity and further diversifying revenue channels.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$—	$—	$1,845	$1,850
Total commercial loans	—	—	—	1,845	1,850
Consumer loans:
Residential mortgage	161	495	724	775	1,209
Home equity	83	83	83	—	—
Other consumer	41	81	32	40	29
Total consumer loans	285	659	839	815	1,238
Total nonaccrual loans	285	659	839	2,660	3,088

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	—	—	341
Other consumer	—	—	—	2	9
Total consumer loans	—	—	—	2	350
Total past due 90 days and accruing loans	—	—	—	2	350

Total nonperforming loans	285	659	839	2,662	3,438

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	553	553	553	648	—
Total other real estate owned	5,041	5,041	5,041	5,136	4,488

Other nonperforming assets	9	10	12	57	26

Total nonperforming assets	$5,335	$5,710	$5,892	$7,855	$7,952

Total nonperforming loans to total loans	0.01%	0.03%	0.04%	0.14%	0.20%
Total nonperforming assets to total assets	0.17%	0.20%	0.21%	0.30%	0.33%
Allowance for loan losses to total loans	0.68%	0.70%	0.72%	0.75%	0.78%
Allowance for loan losses to nonperforming loans	5,632.6%	2,361.2%	1,784.3%	529.2%	383.8%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Troubled debt restructurings – nonaccrual	$—	$—	$—	$1,845	$1,762
Troubled debt restructurings – performing	$457	$464	$473	$480	$487
Total troubled debt restructurings	$457	$464	$473	$2,325	$2,249

The decrease of $0.6 million, or 9.5%, in total nonperforming assets as of June 30, 2018 compared to December 31, 2017 was due primarily to a decrease in residential mortgage nonaccrual loans related to one nonaccrual loan that was transferred to OREO and subsequently sold during the first quarter 2018 and one nonaccrual loan that was paid in full during the second quarter 2018. Total nonperforming loans declined $0.6 million, or 66.0%, to $0.3 million as of June 30, 2018 compared to $0.8 million as of December 31, 2017. The ratio of nonperforming loans to total loans decreased to 0.01% as of June 30, 2018 compared to 0.04% as of December 31, 2017. The ratio of nonperforming assets to total assets decreased slightly to 0.17% as of June 30, 2018 compared to 0.21% as of December 31, 2017 due primarily to the increase in total assets and decrease in nonperforming assets during the period.

As of June 30, 2018 and December 31, 2017, the Company had one commercial property in OREO with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of June 30, 2018 and December 31, 2017, the Company had residential mortgage OREO of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the six months ended June 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Balance, beginning of period	$15,560	$14,970	$14,087	$13,194	$11,894	$14,970	$10,981
Provision charged to expense	667	850	1,179	1,336	1,322	1,517	2,357
Losses charged off	(254)	(305)	(357)	(532)	(170)	(560)	(393)
Recoveries	80	45	61	89	148	126	249
Balance, end of period	$16,053	$15,560	$14,970	$14,087	$13,194	$16,053	$13,194

Net charge-offs to average loans	0.03%	0.05%	0.06%	0.10%	0.01%	0.04%	0.02%

The allowance for loan losses was $16.1 million as of June 30, 2018, compared to $15.0 million as of December 31, 2017. The increase of $1.1 million, or 7.2%, was due primarily to the growth in single tenant lease financing, public finance, healthcare finance, residential mortgage and other consumer loan balances. During the second quarter 2018, the Company recorded net charge-offs of $0.2 million, compared to net charge-offs of less than $0.1 million during the second quarter 2017. The net charge-offs for the second quarter 2018 were primarily driven by charge-offs in other consumer loans. During the six months ended June 30, 2018, the Company recorded net charge-offs of $0.4 million, compared to net charge-offs of $0.1 million during the six months ended June 30, 2017. The net charge-offs for the six months ended June 30, 2018 and June 30, 2017 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans decreased to 0.68% as of June 30, 2018, compared to 0.72% as of December 31, 2017. The decline in the allowance as a percentage of total loans was due primarily to the continued growth in the public finance portfolio, as well as growth in the residential mortgage portfolio, as these loan categories have lower loss reserve factors than other loan types. Additionally, the decrease in commercial and industrial loan balances contributed to the decline in the allowance ratio, as these loans have the highest loss reserve factor. Due to the decrease in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans increased to 5,632.6% as of June 30, 2018, compared to 1,784.3% as of December 31, 2017.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$122,162	$128,175	$133,424	$138,730	$129,926
Municipal securities	97,230	97,299	97,370	97,439	97,508
Mortgage-backed securities	225,756	219,295	215,452	224,311	231,591
Asset-backed securities	5,003	5,000	5,000	9,949	9,946
Corporate securities	29,627	29,630	27,111	27,114	27,118
Other securities	—	—	3,000	3,000	3,000
Total available-for-sale	479,778	479,399	481,357	500,543	499,089
Securities held-to-maturity
Municipal securities	10,161	10,163	10,164	10,166	10,168
Corporate securities	9,042	9,043	9,045	9,046	9,047
Total held-to-maturity	19,203	19,206	19,209	19,212	19,215
Total securities	$498,981	$498,605	$500,566	$519,755	$518,304

(dollars in thousands)
Approximate Fair Value	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$120,232	$127,334	$133,190	$138,499	$129,682
Municipal securities	92,824	93,227	96,377	95,435	95,071
Mortgage-backed securities	215,383	210,122	209,720	219,579	226,114
Asset-backed securities	4,983	5,009	5,009	10,000	10,000
Corporate securities	27,400	27,960	26,047	26,004	25,960
Other securities	—	—	2,932	2,951	2,948
Total available-for-sale	460,822	463,652	473,275	492,468	489,775
Securities held-to-maturity
Municipal securities	9,675	9,743	9,847	9,832	9,847
Corporate securities	9,052	9,166	9,236	9,239	9,157
Total held-to-maturity	18,727	18,909	19,083	19,071	19,004
Total securities	$479,549	$482,561	$492,358	$511,539	$508,779

The approximate fair value of investment securities available-for-sale decreased $12.5 million, or 2.6%, to $460.8 million as of June 30, 2018 compared to $473.3 million as of December 31, 2017. The decrease was due primarily to decreases of $13.0 million in U.S. Government-sponsored agencies, $3.6 million in municipal securities and $2.9 million in other securities, partially offset by an increase of $5.7 million in mortgage-backed securities and $1.4 million in corporate securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments. The decrease in the approximate fair value of municipal securities was primarily caused by interest rate changes. The decline in other securities was due to the reclassification of a mutual fund with a readily determinable fair value to other assets in accordance with the adoption of ASU 2016-01. As of June 30, 2018, the Company had securities with an amortized cost basis of $19.2 million designated as held-to-maturity compared to $19.2 million as of December 31, 2017.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017
Noninterest-bearing deposits	$44,671	1.9%	$47,678	2.2%	$44,686	2.1%	$33,734	1.7%	$36,636	2.1%
Interest-bearing demand deposits	91,748	3.8%	99,006	4.5%	94,674	4.5%	89,748	4.5%	94,726	5.5%
Savings accounts	48,897	2.1%	60,176	2.8%	49,939	2.4%	49,913	2.5%	35,764	2.1%
Money market accounts	582,565	24.3%	592,113	27.2%	499,501	24.0%	499,160	25.0%	386,224	22.3%
Certificates of deposits	1,231,438	51.4%	1,185,176	54.4%	1,319,488	63.3%	1,300,952	65.1%	1,176,230	67.9%
Brokered deposits	394,965	16.5%	192,972	8.9%	76,653	3.7%	23,521	1.2%	2,532	0.1%
Total deposits	$2,394,284	100.0%	$2,177,121	100.0%	$2,084,941	100.0%	$1,997,028	100.0%	$1,732,112	100.0%

Total deposits increased $309.3 million, or 14.8%, to $2.4 billion as of June 30, 2018 compared to approximately $2.1 billion as of December 31, 2017. This increase was due primarily to increases of $318.3 million, or 415.3%, in brokered deposits and $83.1 million, or 16.6%, in money market accounts, partially offset by decreases of $88.1 million, or 6.7%, in certificates of deposits and $1.0 million, or 2.1%, in savings accounts. A portion of the increase in brokered deposits and decrease in certificates of deposits was partially due to $125.1 million of public fund deposits originated through an investment advisor who manages fixed income portfolios for municipalities being reclassified from certificates of deposits to brokered deposits per regulatory guidance in the first quarter 2018. Additionally, brokered certificates of deposit were used as a funding source as interest rates in the brokered market were lower than in the institutional and commercial markets in which the Company competes for deposits. The Company also used brokered money market deposits in the second quarter 2018 that were effectively converted to long term funding with an interest rate swap to manage long term interest rate risk.

Recent Equity Stock Offerings

In June 2018, the Company completed an underwritten public offering of 1,730,750 shares of its common stock at a price of $33.25 per share. The Company received net proceeds of approximately $54.3 million after deducting underwriting discounts and commissions and offering expenses.

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

The following tables present actual and required capital ratios as of June 30, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$291,478	13.54%	$137,275	6.38%	$150,734	7.00%	N/A	N/A
Bank	253,824	11.81%	137,015	6.38%	150,448	7.00%	$139,702	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	291,478	13.54%	169,575	7.88%	183,034	8.50%	N/A	N/A
Bank	253,824	11.81%	169,254	7.88%	182,687	8.50%	171,941	8.00%
Total capital to risk-weighted assets
Consolidated	341,331	15.85%	212,642	9.88%	226,100	10.50%	N/A	N/A
Bank	269,877	12.56%	212,239	9.88%	225,672	10.50%	214,926	10.00%
Leverage ratio
Consolidated	291,478	9.93%	117,372	4.00%	117,372	4.00%	N/A	N/A
Bank	253,824	8.66%	117,235	4.00%	117,235	4.00%	146,544	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$224,407	11.43%	$112,866	5.75%	$137,402	7.00%	N/A	N/A
Bank	223,288	11.40%	112,672	5.75%	137,166	7.00%	$127,368	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	224,407	11.43%	142,309	7.25%	166,845	8.50%	N/A	N/A
Bank	223,288	11.40%	142,064	7.25%	166,558	8.50%	156,761	8.00%
Total capital to risk-weighted assets
Consolidated	276,103	14.07%	181,566	9.25%	206,102	10.50%	N/A	N/A
Bank	238,258	12.16%	181,255	9.25%	205,748	10.50%	195,951	10.00%
Leverage ratio
Consolidated	224,407	8.45%	106,196	4.00%	106,196	4.00%	N/A	N/A
Bank	223,288	8.42%	106,059	4.00%	106,059	4.00%	132,574	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 16, 2018 to shareholders of record as of June 29, 2018. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2018, the Company had $35.0 million principal amount of subordinated debt outstanding pursuant to the 2025 Note and the 2026 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2018, on a consolidated basis, the Company had $603.2 million in cash and cash equivalents and investment securities available-for-sale and $20.7 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2018, the Bank had the ability to borrow an additional $587.6 million in advances from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2018, the Company, on an unconsolidated basis, had $68.8 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2018, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $209.8 million. Certificates of deposits scheduled to mature in one year or less at June 30, 2018 totaled $745.4 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the tangible common equity to tangible assets ratio, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2018 and 2017.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	June 30, 2018	June 30, 2017
Total equity - GAAP	$282,087	$224,824	$224,127	$220,867	$163,830	$282,087	$163,830
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$277,400	$220,137	$219,440	$216,180	$159,143	$277,400	$159,143

Total assets - GAAP	$3,115,773	$2,862,728	$2,767,687	$2,633,422	$2,381,271	$3,115,773	$2,381,271
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$3,111,086	$2,858,041	$2,763,000	$2,628,735	$2,376,584	$3,111,086	$2,376,584

Total common shares outstanding	10,181,675	8,450,925	8,411,077	8,411,077	6,513,577	10,181,675	6,513,577

Book value per common share	$27.71	$26.60	$26.65	$26.26	$25.15	$27.71	$25.15
Effect of goodwill	(0.46)	(0.55)	(0.56)	(0.56)	(0.72)	(0.46)	(0.72)
Tangible book value per common share	$27.25	$26.05	$26.09	$25.70	$24.43	$27.25	$24.43

Total shareholders’ equity to assets ratio	9.05%	7.85%	8.10%	8.39%	6.88%	9.05%	6.88%
Effect of goodwill	(0.13)%	(0.15)%	(0.16)%	(0.17)%	(0.18)%	(0.13)%	(0.18)%
Tangible common equity to tangible assets ratio	8.92%	7.70%	7.94%	8.22%	6.70%	8.92%	6.70%

Total average equity - GAAP	$238,465	$223,131	$222,670	$173,459	$161,228	$230,840	$158,030
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$233,778	$218,444	$217,983	$168,772	$156,541	$226,153	$153,343

Return on average shareholders’ equity	10.11%	10.96%	6.23%	11.20%	9.95%	10.51%	8.72%
Effect of goodwill	0.20%	0.23%	0.14%	0.31%	0.30%	0.22%	0.27%
Return on average tangible common equity	10.31%	11.19%	6.37%	11.51%	10.25%	10.73%	8.99%

(dollars in thousands, except share and per share data)	Three Months Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total interest income	$27,416	$25,979	$19,975	$53,395	$37,365
Adjustments:
Fully-taxable equivalent adjustments [1]	1,164	1,018	543	2,182	849
Total interest income - FTE	$28,580	$26,997	$20,518	$55,577	$38,214

Net interest income	$15,461	$15,415	$12,974	$30,876	$24,431
Adjustments:
Fully-taxable equivalent adjustments [1]	1,164	1,018	543	2,182	849
Net interest income - FTE	$16,625	$16,433	$13,517	$33,058	$25,280

Net interest margin	2.17%	2.26%	2.43%	2.22%	2.46%
Effect of fully-taxable equivalent adjustments [1]	0.16%	0.15%	0.10%	0.15%	0.09%
Net interest margin - FTE	2.33%	2.41%	2.53%	2.37%	2.55%

1 Assuming a 21% tax rate in 2018 and a 35% tax rate in 2017

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At June 30, 2018 and December 31, 2017, the Company had interest rate swaps with notional amounts of $530.6 million and $141.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2018 and December 31, 2017, the Company had commitments to sell residential real estate loans of $55.5 million and $51.1 million, respectively. These contracts mature in less than one year. Refer to Note 11 to the Company’s condensed consolidated financial statements for additional information about derivative financial instruments.

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

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2018, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points [1]	+50 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	0.73%	1.34%	2.70%	5.22%
NII - Year 2	(1.01)%	3.59%	7.17%	14.12%
EVE	8.82%	(3.55)%	(7.16)%	(14.08)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FIRST INTERNET BANCORP

Date: August 8, 2018	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: August 8, 2018	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)