Form 10-Q
period 2018-09-30
First Internet Bancorp
filed 2018-11-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐	Smaller Reporting Company ☐
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

As of November 2, 2018, the registrant had 10,181,675 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$3,517	$4,539
Interest-bearing deposits	82,273	43,442
Total cash and cash equivalents	85,790	47,981
Securities available-for-sale, at fair value (amortized cost of $491,726 and $481,357 in 2018 and 2017, respectively)	468,997	473,275
Securities held-to-maturity, at amortized cost (fair value of $19,510 and $19,083 in 2018 and 2017, respectively)	20,200	19,209
Loans held-for-sale (includes $23,493 and $23,571 at fair value in 2018 and 2017, respectively)	23,493	51,407
Loans	2,493,622	2,091,193
Allowance for loan losses	(16,704)	(14,970)
Net loans	2,476,918	2,076,223
Accrued interest receivable	14,472	11,944
Federal Home Loan Bank of Indianapolis stock	22,050	19,575
Cash surrender value of bank-owned life insurance	35,819	35,105
Premises and equipment, net	10,041	10,058
Goodwill	4,687	4,687
Other real estate owned	5,041	5,041
Accrued income and other assets	35,410	13,182
Total assets	$3,202,918	$2,767,687
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$42,750	$44,686
Interest-bearing deposits	2,403,814	2,040,255
Total deposits	2,446,564	2,084,941
Advances from Federal Home Loan Bank	425,160	410,176
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,163 and $1,274 in 2018 and 2017, respectively	33,837	36,726
Accrued interest payable	887	311
Accrued expenses and other liabilities	8,730	11,406
Total liabilities	2,915,178	2,543,560
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 10,181,675 and 8,411,077 shares issued and outstanding in 2018 and 2017, respectively	227,454	172,043
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	74,733	57,103
Accumulated other comprehensive loss	(14,447)	(5,019)
Total shareholders’ equity	287,740	224,127
Total liabilities and shareholders’ equity	$3,202,918	$2,767,687

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Income
Loans	$26,019	$18,922	$71,833	$49,494
Securities – taxable	2,659	2,582	7,703	7,515
Securities – non-taxable	698	697	2,109	2,090
Other earning assets	847	493	1,973	960
Total interest income	30,223	22,694	83,618	60,059
Interest Expense
Deposits	11,650	6,594	29,146	16,617
Other borrowed funds	2,603	1,909	7,626	4,820
Total interest expense	14,253	8,503	36,772	21,437
Net Interest Income	15,970	14,191	46,846	38,622
Provision for Loan Losses	888	1,336	2,405	3,693
Net Interest Income After Provision for Loan Losses	15,082	12,855	44,441	34,929
Noninterest Income
Service charges and fees	236	226	697	657
Mortgage banking activities	1,402	2,535	4,577	6,306
Gain on sale of loans	—	—	414	—
Other	356	374	1,025	1,039
Total noninterest income	1,994	3,135	6,713	8,002
Noninterest Expense
Salaries and employee benefits	5,704	5,197	17,436	15,463
Marketing, advertising and promotion	601	741	1,925	1,803
Consulting and professional services	709	897	2,193	2,474
Data processing	368	247	913	729
Loan expenses	241	262	738	724
Premises and equipment	1,244	1,080	3,689	3,058
Deposit insurance premium	441	375	1,386	990
Other	737	602	2,164	1,781
Total noninterest expense	10,045	9,401	30,444	27,022
Income Before Income Taxes	7,031	6,589	20,710	15,909
Income Tax Provision	743	1,694	2,386	4,181
Net Income	$6,288	$4,895	$18,324	$11,728
Income Per Share of Common Stock
Basic	$0.61	$0.72	$1.99	$1.76
Diluted	$0.61	$0.71	$1.98	$1.75
Weighted-Average Number of Common Shares Outstanding
Basic	10,261,967	6,834,011	9,230,149	6,656,160
Diluted	10,273,766	6,854,614	9,250,839	6,683,379
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,288	$4,895	$18,324	$11,728
Other comprehensive income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(3,063)	1,231	(12,301)	6,287
Reclassification adjustment for losses realized	—	8	—	8
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income tax	1,366	—	408	—
Other comprehensive (loss) income before income tax	(1,697)	1,239	(11,893)	6,295
Income tax (benefit) provision	(1,328)	483	(3,528)	2,062
Other comprehensive (loss) income	(369)	756	(8,365)	4,233
Comprehensive income	$5,919	$5,651	$9,959	$15,961

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statement of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)	—	1,063	(1,063)	—
Net income	—	18,324	—	18,324
Other comprehensive loss	—	—	(8,365)	(8,365)
Dividends declared ($0.18 per share)	—	(1,757)	—	(1,757)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Recognition of the fair value of share-based compensation	1,257	—	—	1,257
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	30	—	—	30
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, September 30, 2018	$227,454	$74,733	$(14,447)	$287,740

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

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$18,324	$11,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,262	3,876
Increase in cash surrender value of bank-owned life insurance	(714)	(661)
Provision for loan losses	2,405	3,693
Share-based compensation expense	1,257	787
Loss (gain) from sale of available-for-sale securities	—	8
Loans originated for sale	(282,527)	(302,887)
Proceeds from sale of loans	287,556	317,170
Gain on loans sold	(5,201)	(5,876)
Gain on sale of other real estate owned	(105)	—
Decrease (increase) in fair value of loans held-for-sale	250	(519)
(Gain) loss on derivatives	(100)	89
Net change in accrued income and other assets	(149)	(2,310)
Net change in accrued expenses and other liabilities	(1,924)	1,530
Net cash provided by operating activities	23,334	26,628
Investing Activities
Net loan activity, excluding purchases	(274,507)	(629,541)
Proceeds from sale of other real estate owned	332	30
Net change in interest-bearing time deposits	—	250
Maturities and calls of securities available-for-sale	48,938	50,165
Proceeds from sale of securities available-for-sale	—	9,192
Purchase of securities available-for-sale	(65,289)	(90,306)
Purchase of securities held-to-maturity	(1,000)	(2,550)
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,475)	(10,665)
Purchase of bank-owned life insurance	—	(10,000)
Purchase of premises and equipment	(1,161)	(821)
Loans purchased	(132,041)	(42,345)
Net proceeds from sale of portfolio loans	25,717	26,679
Other investing activities	(10,166)	—
Net cash used in investing activities	(411,652)	(699,912)
Financing Activities
Net increase in deposits	361,623	534,161
Cash dividends paid	(1,620)	(1,283)
Repayment of subordinated debt	(3,000)	—
Proceeds from advances from Federal Home Loan Bank	225,000	447,000
Repayment of advances from Federal Home Loan Bank	(210,000)	(271,805)
Net proceeds from common stock issuance	54,334	51,636
Other, net	(210)	(173)
Net cash provided by financing activities	426,127	759,536
Net Increase in Cash and Cash Equivalents	37,809	86,252
Cash and Cash Equivalents, Beginning of Period	47,981	39,452
Cash and Cash Equivalents, End of Period	$85,790	$125,704
Supplemental Disclosures
Cash paid during the period for interest	$36,196	$21,312
Cash paid during the period for taxes	360	2,922
Loans transferred to other real estate owned	227	648
Cash dividends declared, paid in subsequent period	611	504
Securities purchased during the period, settled in subsequent period	—	1,158
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	2,932	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other period. The September 30, 2018 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2017.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the “Company”), its wholly-owned subsidiary, First Internet Bank of Indiana (the “Bank”), and the Bank’s three wholly-owned subsidiaries, First Internet Public Finance Corp., JKH Realty Services, LLC and SPF15, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share
Net income	$6,288	$4,895	$18,324	$11,728
Weighted-average common shares	10,261,967	6,834,011	9,230,149	6,656,160
Basic earnings per common share	$0.61	$0.72	$1.99	$1.76
Diluted earnings per share
Net income	$6,288	$4,895	$18,324	$11,728
Weighted-average common shares	10,261,967	6,834,011	9,230,149	6,656,160
Dilutive effect of warrants	—		—	8,094
Dilutive effect of equity compensation	11,799	20,603	20,690	19,125
Weighted-average common and incremental shares	10,273,766	6,854,614	9,250,839	6,683,379
Diluted earnings per common share	$0.61	$0.71	$1.98	$1.75

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$115,176	$20	$(2,436)	$112,760
Municipal securities	97,160	39	(6,119)	91,080
Mortgage-backed securities	237,703	33	(12,044)	225,692
Asset-backed securities	5,003	—	(43)	4,960
Corporate securities	36,684	41	(2,220)	34,505
Total available-for-sale	$491,726	$133	$(22,862)	$468,997

	September 30, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,159	$—	$(640)	$9,519
Corporate securities	10,041	24	(74)	9,991
Total held-to-maturity	$20,200	$24	$(714)	$19,510

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$133,424	$531	$(765)	$133,190
Municipal securities	97,370	366	(1,359)	96,377
Mortgage-backed securities	215,452	15	(5,747)	209,720
Asset-backed securities	5,000	9	—	5,009
Corporate securities	27,111	103	(1,167)	26,047
Other securities	3,000	—	(68)	2,932
Total available-for-sale	$481,357	$1,024	$(9,106)	$473,275

	December 31, 2017
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,164	$40	$(357)	$9,847
Corporate securities	9,045	191	—	9,236
Total held-to-maturity	$19,209	$231	$(357)	$19,083

The carrying value of securities at September 30, 2018 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$425	$403
Five to ten years	63,004	61,057
After ten years	185,591	176,885
	249,020	238,345
Mortgage-backed securities	237,703	225,692
Asset-backed securities	5,003	4,960
Total	$491,726	$468,997

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$14,286	$13,956
After ten years	5,914	5,554
Total	$20,200	$19,510

There were no gross gains or losses resulting from sales of available-for-sale securities during the three and nine months ended September 30, 2018 and gross losses of $0.0 million for the three and nine months ended September 30, 2017.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2018 and December 31, 2017 was $466.6 million and $354.6 million, which was approximately 96% and 72%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2018.

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$75,589	$(1,019)	$31,049	$(1,417)	$106,638	$(2,436)
Municipal securities	30,647	(1,292)	56,008	(4,827)	86,655	(6,119)
Mortgage-backed securities	55,063	(1,061)	167,901	(10,983)	222,964	(12,044)
Asset-backed securities	4,960	(43)	—	—	4,960	(43)
Corporate securities	9,548	(33)	19,813	(2,187)	29,361	(2,220)
Total	$175,807	$(3,448)	$274,771	$(19,414)	$450,578	$(22,862)

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,519	$(640)	$—	$—	$9,519	$(640)
Corporate securities	6,467	(74)	—	—	6,467	(74)
Total	$15,986	$(714)	$—	$—	$15,986	$(714)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$30,194	$(256)	$22,824	$(509)	$53,018	$(765)
Municipal securities	5,638	(77)	57,128	(1,282)	62,766	(1,359)
Mortgage-backed securities	29,542	(251)	177,266	(5,496)	206,808	(5,747)
Corporate securities	1,852	(148)	18,981	(1,019)	20,833	(1,167)
Other securities	—	—	2,932	(68)	2,932	(68)
Total	$67,226	$(732)	$279,131	$(8,374)	$346,357	$(9,106)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,255	$(357)	$—	$—	$8,255	$(357)
Total	$8,255	$(357)	$—	$—	$8,255	$(357)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and nine months ended September 30, 2018. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2017 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains and losses on securities available-for-sale
Loss realized in earnings	$(8)	$(8)	Other
Total reclassified amount before tax	(8)	(8)	Income Before Income Taxes
Tax benefit	(3)	(3)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$(5)	$(5)	Net Income

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

Categories of loans include:

	September 30, 2018	December 31, 2017
Commercial loans
Commercial and industrial	$105,489	$122,940
Owner-occupied commercial real estate	93,568	75,768
Investor commercial real estate	5,595	7,273
Construction	38,228	49,213
Single tenant lease financing	883,372	803,299
Public finance	610,858	438,341
Healthcare finance	89,525	31,573
Total commercial loans	1,826,635	1,528,407
Consumer loans
Residential mortgage	362,574	299,935
Home equity	28,713	30,554
Other consumer	270,567	227,533
Total consumer loans	661,854	558,022
Total commercial and consumer loans	2,488,489	2,086,429
Deferred loan origination costs and premiums and discounts on purchased loans	5,133	4,764
Total loans	2,493,622	2,091,193
Allowance for loan losses	(16,704)	(14,970)
Net loans	$2,476,918	$2,076,223

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
Single Tenant Lease Financing: These loans are made to property owners of real estate subject to long-term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolio segments, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance loans have been completed primarily in the Midwest, with plans to continue expanding nationwide.

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for refinancing or acquiring practices, refinancing or acquiring owner-occupied commercial real estate, and equipment purchases. The sources of repayment for these loans are primarily based on the identified cash flows of the borrower (including ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property) and secondarily on the underlying collateral provided by the borrower. This portfolio segment is generally concentrated in the Western United States with plans to expand nationwide.

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

The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,364	$(51)	$(6)	$—	$1,307
Owner-occupied commercial real estate	889	69	—	—	958
Investor commercial real estate	67	(5)	—	—	62
Construction	295	(54)	—	—	241
Single tenant lease financing	8,294	186	—	—	8,480
Public finance	1,372	82	—	—	1,454
Healthcare finance	676	249	—	—	925
Residential mortgage	909	68	—	1	978
Home equity	54	(5)	—	5	54
Other consumer	2,133	349	(330)	93	2,245
Total	$16,053	$888	$(336)	$99	$16,704

	Nine Months Ended September 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(428)	$(6)	$3	$1,307
Owner-occupied commercial real estate	803	155	—	—	958
Investor commercial real estate	85	(23)	—	—	62
Construction	423	(182)	—	—	241
Single tenant lease financing	7,872	608	—	—	8,480
Public finance	959	495	—	—	1,454
Healthcare finance	313	612	—	—	925
Residential mortgage	956	27	(9)	4	978
Home equity	70	(28)	—	12	54
Other consumer	1,751	1,169	(881)	206	2,245
Total	$14,970	$2,405	$(896)	$225	$16,704

	Three Months Ended September 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,525	$361	$(205)	$—	$1,681
Owner-occupied commercial real estate	716	89	—	—	805
Investor commercial real estate	109	(22)	—	—	87
Construction	395	38	—	—	433
Single tenant lease financing	7,403	281	—	—	7,684
Public finance	362	201	—	—	563
Healthcare finance	28	95	—	—	123
Residential mortgage	991	81	(116)	2	958
Home equity	80	(6)	—	1	75
Other consumer	1,585	218	(211)	86	1,678
Total	$13,194	$1,336	$(532)	$89	$14,087

	Nine Months Ended September 30, 2017
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,352	$465	$(205)	$69	$1,681
Owner-occupied commercial real estate	582	223	—	—	805
Investor commercial real estate	168	(81)	—	—	87
Construction	544	(111)	—	—	433
Single tenant lease financing	6,248	1,436	—	—	7,684
Public finance	—	563	—	—	563
Healthcare finance	—	123	—	—	123
Residential mortgage	754	316	(116)	4	958
Home equity	102	(48)	—	21	75
Other consumer	1,231	807	(604)	244	1,678
Total	$10,981	$3,693	$(925)	$338	$14,087

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018 and December 31, 2017.

	Loans			Allowance for Loan Losses
September 30, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$97,540	$7,949	$105,489	$1,307	$—	$1,307
Owner-occupied commercial real estate	92,089	1,479	93,568	958	—	958
Investor commercial real estate	5,595	—	5,595	62	—	62
Construction	38,228	—	38,228	241	—	241
Single tenant lease financing	883,372	—	883,372	8,480	—	8,480
Public finance	610,858	—	610,858	1,454	—	1,454
Healthcare finance	89,525	—	89,525	925	—	925
Residential mortgage	361,995	579	362,574	978	—	978
Home equity	28,713	—	28,713	54	—	54
Other consumer	270,456	111	270,567	2,245	—	2,245
Total	$2,478,371	$10,118	$2,488,489	$16,704	$—	$16,704

	Loans			Allowance for Loan Losses
December 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$119,054	$3,886	$122,940	$1,738	$—	$1,738
Owner-occupied commercial real estate	75,761	7	75,768	803	—	803
Investor commercial real estate	7,273	—	7,273	85	—	85
Construction	49,213	—	49,213	423	—	423
Single tenant lease financing	803,299	—	803,299	7,872	—	7,872
Public finance	438,341	—	438,341	959	—	959
Healthcare finance	31,573	—	31,573	313	—	313
Residential mortgage	298,796	1,139	299,935	956	—	956
Home equity	30,471	83	30,554	70	—	70
Other consumer	227,443	90	227,533	1,751	—	1,751
Total	$2,081,224	$5,205	$2,086,429	$14,970	$—	$14,970

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$95,573	$1,967	$7,949	$105,489
Owner-occupied commercial real estate	90,571	1,518	1,479	93,568
Investor commercial real estate	5,595	—	—	5,595
Construction	38,228	—	—	38,228
Single tenant lease financing	877,825	5,547	—	883,372
Public finance	610,858	—	—	610,858
Healthcare finance	89,525	—	—	89,525
Total commercial loans	$1,808,175	$9,032	$9,428	$1,826,635

	September 30, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$362,395	$179	$362,574
Home equity	28,713	—	28,713
Other consumer	270,506	61	270,567
Total consumer loans	$661,614	$240	$661,854

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$113,840	$5,203	$3,897	$122,940
Owner-occupied commercial real estate	72,995	2,766	7	75,768
Investor commercial real estate	7,273	—	—	7,273
Construction	49,213	—	—	49,213
Single tenant lease financing	796,307	6,992	—	803,299
Public finance	438,341	—	—	438,341
Healthcare finance	31,573	—	—	31,573
Total commercial loans	$1,509,542	$14,961	$3,904	$1,528,407

	December 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$299,211	$724	$299,935
Home equity	30,471	83	30,554
Other consumer	227,501	32	227,533
Total consumer loans	$557,183	$839	$558,022

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$105,489	$105,489	$—	$—
Owner-occupied commercial real estate	—	—	—	—	93,568	93,568	—	—
Investor commercial real estate	—	—	—	—	5,595	5,595	—	—
Construction	—	—	—	—	38,228	38,228	—	—
Single tenant lease financing	—	—	—	—	883,372	883,372	—	—
Public finance	—	—	—	—	610,858	610,858	—	—
Healthcare finance	—	—	—	—	89,525	89,525	—	—
Residential mortgage	—	98	—	98	362,476	362,574	179	—
Home equity	—	—	—	—	28,713	28,713	—	—
Other consumer	250	153	44	447	270,120	270,567	61	16
Total	$250	$251	$44	$545	$2,487,944	$2,488,489	$240	$16

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$10	$—	$10	$122,930	$122,940	$—	$—
Owner-occupied commercial real estate	—	—	—	—	75,768	75,768	—	—
Investor commercial real estate	—	—	—	—	7,273	7,273	—	—
Construction	—	—	—	—	49,213	49,213	—	—
Single tenant lease financing	—	—	—	—	803,299	803,299	—	—
Public finance	—	—	—	—	438,341	438,341	—	—
Healthcare finance	—	—	—	—	31,573	31,573	—	—
Residential mortgage	—	23	560	583	299,352	299,935	724	—
Home equity	—	—	83	83	30,471	30,554	83	—
Other consumer	299	110	6	415	227,118	227,533	32	—
Total	$299	$143	$649	$1,091	$2,085,338	$2,086,429	$839	$—

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

Impaired loans include nonperforming loans as well as loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

ASC Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral, less costs to sell, and allows existing methods for recognizing interest income.

The following table presents the Company’s impaired loans as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$7,949	$7,949	$—	$3,886	$3,886	$—
Owner-occupied commercial real estate	1,479	1,479	—	7	7	—
Residential mortgage	579	579	—	1,139	1,144	—
Home equity	—	—	—	83	83	—
Other consumer	111	160	—	90	143	—
Total impaired loans	$10,118	$10,167	$—	$5,205	$5,263	$—

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2018				September 30, 2017
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$7,233	$561	$5,430	$723	$3,941	$71	$2,157	$71
Owner-occupied commercial real estate	1,249	75	553	82	4	—	1	—
Residential mortgage	573	—	768	—	1,690	7	1,673	7
Home equity	62	—	76	—	—	—	—	—
Other consumer	104	1	110	1	93	2	113	2
Total	9,221	637	6,937	806	5,728	80	3,944	80
Loans with a specific valuation allowance
Commercial and industrial	—	—	—	$—	50	—	46	—
Total	—	—	—	—	50	—	46	—
Total impaired loans	$9,221	$637	$6,937	$806	$5,778	$80	$3,990	$80

The Company had $0.6 million in residential mortgage other real estate owned as of September 30, 2018 and had $0.6 million in residential mortgage other real estate owned as of December 31, 2017. There were no loans in the process of foreclosure at September 30, 2018 and $0.2 million of loans in the process of foreclosure at December 31, 2017.

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

There were no loans classified as new TDRs during the three and nine months ended September 30, 2018. There were no new loans classified as new TDRs during the three months ended September 30, 2017 and two commercial and industrial loans classified as new TDRs during the nine months ended September 30, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. The Company did not allocate a specific allowance for those loans as of September 30, 2017. The modifications consisted of maturity date amendments and certain other term modifications.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Land	$2,500	$2,500
Building and improvements	6,175	6,427
Furniture and equipment	9,024	7,610
Less: accumulated depreciation	(7,658)	(6,479)
Total	$10,041	$10,058

Note 6:        Goodwill

As of September 30, 2018 and December 31, 2017, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the periods ended September 30, 2018 and December 31, 2017.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2018 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$—	$—	$3,000	$—
2025 Note	10,000	(168)	10,000	(186)
2026 Notes	25,000	(995)	25,000	(1,088)
Total	$35,000	$(1,163)	$38,000	$(1,274)

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

The Company recorded $0.3 million and $1.3 million of share-based compensation expense for the three and nine months ended September 30, 2018, respectively, related to awards made under the 2013 Plan. The Company recorded $0.3 million and $0.8 million of share-based compensation expense for the three and nine months ended September 30, 2017, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2018, and activity for the nine months ended September 30, 2018.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	72,765	$27.91	3,333	$24.44	—	$—
Granted	41,334	40.69	11,294	38.75	4	37.23
Vested	(34,241)	26.06	(11,395)	37.21	(4)	37.23
Forfeited	(4,477)	34.57	—	—	—	—
Nonvested at September 30, 2018	75,381	$35.36	3,232	$31.37	—	$—

At September 30, 2018, the total unrecognized compensation cost related to nonvested awards was $2.1 million with a weighted-average expense recognition period of 2.0 years.

Directors Deferred Stock Plan

Until January 1, 2014, the Company had a practice granting awards under a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The Directors Deferred Stock Plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2018.

Deferred Stock Rights
Outstanding, beginning of period	82,995
Granted	394
Exercised	—
Outstanding, end of period	83,389

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2018 or December 31, 2017.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017.

		September 30, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$112,760	$—	$112,760	$—
Municipal securities	91,080	—	91,080	—
Mortgage-backed securities	225,692	—	225,692	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	34,505	—	34,505	—
Total available-for-sale securities	468,997	—	468,997	—
Loans held-for-sale (mandatory pricing agreements)	23,493	—	23,493	—
Interest rate swap assets	8,032	—	8,032	—
Interest rate swap liabilities	(72)	—	(72)	—
Forward contracts	127	127	—	—
IRLCs	383	—	—	383

		December 31, 2017 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$133,190	$—	$133,190	$—
Municipal securities	96,377	—	96,377	—
Mortgage-backed securities	209,720	—	209,720	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	26,047	—	26,047	—
Other securities	2,932	2,932	—	—
Total available-for-sale securities	473,275	2,932	470,343	—
Loans held-for-sale (mandatory pricing agreements)	23,571	—	23,571	—
Interest rate swaps	(271)	—	(271)	—
Forward contracts	(80)	(80)	—	—
IRLCs	551	—	—	551

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended
Interest Rate Lock Commitments
Balance, July 1, 2018	$724
Total realized losses
Included in net income	(341)
Balance, September 30, 2018	$383

Balance, July 1, 2017	$652
Total realized gains
Included in net income	135
Balance, September 30, 2017	$787

Nine Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2018	$551
Total realized losses
Included in net income	(168)
Balance, September 30, 2018	$383

Balance, January 1, 2017	$610
Total realized gains
Included in net income	177
Balance, September 30, 2017	$787

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and Level 3 fair value measurements other than goodwill.

	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$383	Discounted cash flow	Loan closing rates	38% - 100%

	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$551	Discounted cash flow	Loan closing rates	39% - 100%

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

Loans

The fair value of loans as of September 30, 2018 was impacted by the adoption of Accounting Standards Update 2016-01, which is discussed further in Note 12 of the consolidated financial statements. In accordance with Accounting Standards Update 2016-01, the fair value of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair value of other loans as of that date were estimated by discounted cash flow analysis, which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2018 and December 31, 2017.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$85,790	$85,790	$85,790	$—	$—
Securities held-to-maturity	20,200	19,510	—	19,510	—
Net loans	2,476,918	2,347,403	—	—	2,347,403
Accrued interest receivable	14,472	14,472	14,472	—	—
Federal Home Loan Bank of Indianapolis stock	22,050	22,050	—	22,050	—
Deposits	2,446,564	2,423,037	663,012	—	1,760,025
Advances from Federal Home Loan Bank	425,160	414,668	—	414,668	—
Subordinated debt	33,837	35,877	25,630	10,247	—
Accrued interest payable	887	887	887	—	—

	December 31, 2017 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,981	$47,981	$47,981	$—	$—
Securities held-to-maturity	19,209	19,083	—	19,083	—
Loans held-for-sale (best efforts pricing agreements)	27,836	27,836	—	27,836	—
Net loans	2,076,223	2,036,575	—	—	2,036,575
Accrued interest receivable	11,944	11,944	11,944	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	2,084,941	2,057,708	688,800	—	1,368,908
Advances from Federal Home Loan Bank	410,176	397,950	—	397,950	—
Subordinated debt	36,726	39,972	26,520	13,452	—
Accrued interest payable	311	311	311	—	—

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

During the three months ended September 30, 2018 and 2017, the Company originated mortgage loans held-for-sale of $104.1 million and $107.8 million, respectively, and sold $102.8 million and $118.3 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2018 and 2017, the Company originated mortgage loans held-for-sale of $282.5 million and $302.9 million, respectively, and sold $287.6 million and $317.2 million of mortgage loans, respectively, into the secondary market. Additionally, during the nine months ended September 30, 2018, the Company sold $25.2 million of portfolio mortgage loans to an investor, resulting in a gain of $0.4 million.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on loans sold	$1,622	$2,453	$4,787	$5,876
(Loss) gain resulting from the change in fair value of loans held-for-sale	(168)	(6)	(250)	519
(Loss) gain resulting from the change in fair value of derivatives	(52)	88	40	(89)
Net revenue from mortgage banking activities	$1,402	$2,535	$4,577	$6,306

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

The Company entered into various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2018 and December 31, 2017.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Loans	$366,948	$91,653	$(5,152)	$263
Securities available-for-sale (1)	159,215	92,230	(2,339)	8
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2018 and December 31, 2017, the amounts of the designated hedged items were $88.2 million and $50.0 million, respectively.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

September 30, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$338,242	6.6	$5,193	3 month LIBOR	2.84%
Securities available-for-sale	88,200	5.4	2,359	3 month LIBOR	2.54%
Total at September 30, 2018	$426,442	6.4	$7,552	3 month LIBOR	2.78%

December 31, 2017	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$91,135	7.9	$(263)	3 month LIBOR	2.44%
Securities available-for-sale	50,000	6.8	(8)	3 month LIBOR	2.33%
Total at December 31, 2017	$141,135	7.5	$(271)	3 month LIBOR	2.41%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2018. There were no interest rate swap derivatives designated as cash flow accounting hedges at December 31, 2017.

September 30, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$50,000	9.7	$234	3 month LIBOR	3.01%
Interest rate swaps	80,000	5.2	174	1 month LIBOR	2.86%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets. At September 30, 2018, the Company received $8.0 million of cash collateral from counterparties as security for their obligations related to these swap transactions. At December 31, 2017, the Company pledged $0.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$300,654	$5,265	$17,900	$3
Interest rate swaps associated with securities available-for-sale	88,200	2,359	—	—
Interest rate swaps associated with liabilities	130,000	408	—	—
Derivatives not designated as hedging instruments
IRLCs	26,658	383	26,394	551
Forward contracts	30,500	127	—	—
Total contracts	$576,012	$8,542	$44,294	$554
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$37,588	$(72)	$73,235	$(266)
Interest rate swaps associated with securities available-for-sale	—	—	50,000	(8)
Derivatives not designated as hedging instruments
Forward contracts	—	—	51,124	(80)
Total contracts	$37,588	$(72)	$174,359	$(354)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates form the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2018.

	Amount of Gain Recognized in Other Comprehensive Income
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018

Interest rate swap agreements	$1,366	$408

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

	Amount of gain / (loss) recognized in the three months ended		Amount of gain / (loss) recognized in the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(341)	$135	$(168)	$177
Forward contracts	289	(47)	208	(266)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and nine months ended September 30, 2018 and 2017.

Line item in the condensed consolidated statements of income	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income
Loans	$13	$—	$30	$—
Securities - taxable	(45)	—	(121)	—
Securities - non-taxable	1	—	19	—
Total interest income	(31)	—	(72)	—
Interest expense
Deposits	39	—	39	—
Other borrowed funds	86	—	101	—
Total interest expense	125	—	140	—
Net interest income	$(156)	$—	$(212)	$—

Note 12:     Recent Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014)

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

ASU 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. The amended standard serves to replace all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. This standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application and will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier adoption of the amended standard is permitted. The Company does not expect to early adopt and is currently in the process of fully evaluating the amendments on the condensed consolidated financial statements and will subsequently implement updated processes and accounting policies as deemed necessary. The overall impact of the new standard on the Company’s financial condition, results of operations and regulatory capital is not yet determinable. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which include improvements to the codification to clarify recognizing leases and the transitioning to the amended standard.

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

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company currently cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures during the next year to ensure it is fully compliant with the amendments at adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation as well as considering appropriate methodologies.

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

The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which the financial statements have not yet been issued. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this update as of January 1, 2018. The adoption of the guidance resulted in a cumulative-effect adjustment that increased retained earnings and increased AOCI in the nine months ended September 30, 2018.

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

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (June 2018)

The amendments in this update simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. The Company has evaluated this update and it is not expected to have a material impact on the condensed consolidated financial statements.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also added new requirements, which include the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the amendment on the Company’s condensed consolidated financial statements.

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

The Bank has three wholly-owned subsidiaries, First Internet Public Finance Corp., which was organized in early 2017 and provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities, JKH Realty Services, LLC, which manages other real estate owned (“OREO”) properties as needed and SPF15, Inc, which was formed to acquire and hold real estate.

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

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the nine months ended September 30, 2018 and 2017.

(dollars in thousands except for per share data)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Income Statement Summary:
Net interest income	$15,970	$15,461	$15,415	$15,360	$14,191	$46,846	$38,622
Provision for loan losses	888	667	850	1,179	1,336	2,405	3,693
Noninterest income	1,994	2,177	2,542	2,539	3,135	6,713	8,002
Noninterest expense	10,045	10,182	10,217	9,701	9,401	30,444	27,022
Income tax provision	743	781	862	3,521	1,694	2,386	4,181
Net income	$6,288	$6,008	$6,028	$3,498	$4,895	$18,324	$11,728
Per Share Data:
Earnings per share - basic	$0.61	$0.67	$0.71	$0.41	$0.72	$1.99	$1.76
Earnings per share - diluted	$0.61	$0.67	$0.71	$0.41	$0.71	$1.98	$1.75
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.18	$0.18
Book value per common share	$28.26	$27.71	$26.60	$26.65	$26.26	$28.26	$26.26
Tangible book value per common share [1]	$27.80	$27.25	$26.05	$26.09	$25.70	$27.80	$25.70
Common shares outstanding	10,181,675	10,181,675	8,450,925	8,411,077	8,411,077	10,181,675	8,411,077
Average common shares outstanding:
Basic	10,261,967	8,909,913	8,499,196	8,490,951	6,834,011	9,230,149	6,656,160
Diluted	10,273,766	8,919,460	8,542,363	8,527,599	6,854,614	9,250,839	6,683,379
Performance Ratios:
Return on average assets	0.79%	0.82%	0.87%	0.52%	0.78%	0.83%	0.71%
Return on average shareholders’ equity	8.75%	10.11%	10.96%	6.23%	11.20%	9.83%	9.61%
Return on average tangible common equity [1]	8.89%	10.31%	11.19%	6.37%	11.51%	10.02%	9.89%
Net interest margin	2.06%	2.17%	2.26%	2.35%	2.31%	2.16%	2.41%
Net interest margin - FTE [1,2]	2.23%	2.33%	2.41%	2.59%	2.52%	2.32%	2.57%
Noninterest expense to average assets	1.27%	1.40%	1.47%	1.45%	1.50%	1.37%	1.64%
Capital Ratios:
Total shareholders’ equity to assets	8.98%	9.05%	7.85%	8.10%	8.39%	8.98%	8.39%
Tangible common equity to tangible assets ratio [1]	8.85%	8.92%	7.70%	7.94%	8.22%	8.85%	8.22%
Tier 1 leverage ratio	9.40%	9.93%	8.17%	8.45%	8.86%	9.40%	8.86%
Common equity tier 1 capital ratio	13.14%	13.54%	11.42%	11.43%	11.93%	13.14%	11.93%
Tier 1 capital ratio	13.14%	13.54%	11.42%	11.43%	11.93%	13.14%	11.93%
Total risk-based capital ratio	15.38%	15.85%	14.01%	14.07%	14.67%	15.38%	14.67%

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

During the third quarter 2018, net income was $6.3 million, or $0.61 per diluted share, compared to third quarter 2017 net income of $4.9 million, or $0.71 per diluted share, representing an increase in net income of $1.4 million, or 28.5%. During the nine months ended September 30, 2018, net income was $18.3 million, or $1.98 per diluted share, compared to net income of $11.7 million, or $1.75 per diluted share, for the nine months ended September 30, 2017, resulting in an increase in net income of $6.6 million, or 56.2%. The comparability of diluted earnings per share between the third quarter 2018 and the third quarter 2017 as well as the nine months ended September 30, 2018 and the nine months ended September 30, 2017 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,897,500 shares of common stock issued through an underwritten public offering in September 2017 and the issuance of 1,730,750 shares of common stock issued through an underwritten public offering in June 2018.

The increase in net income in the third quarter 2018 compared to the third quarter 2017 was due primarily to a $1.8 million, or 12.5%, increase in net interest income, a $1.0 million, or 56.1%, decrease in income tax provision and a $0.4 million, or 33.5%, decrease in provision for loan losses, partially offset by a $1.1 million, or 36.4%, decrease in noninterest income and a $0.6 million, or 6.9%, increase in noninterest expense.

The increase in net income in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due primarily to an $8.2 million, or 21.3%, increase in net interest income, a $1.8 million, or 42.9%, decrease in income tax expense and a $1.3 million, or 34.9%, decrease in provision for loan losses, partially offset by a $3.4 million, or 12.7%, increase in noninterest expense and a $1.3 million, or 16.1%, decrease in noninterest income.

During the third quarter 2018, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.79% and 8.75%, respectively, compared to 0.78% and 11.20%, respectively, for the third quarter 2017. During the nine months ended September 30, 2018, ROAA and ROAE were 0.83% and 9.83%, respectively, compared to 0.71% and 9.61%, respectively, for the nine months ended September 30, 2017. The decline in ROAE during the third quarter 2018 compared to the third quarter 2017 was a result of the Company’s growth in average shareholders’ equity of $111.7 million, or 64.4%, which outpaced net income growth. The increase in average shareholders’ equity was due primarily to the equity offerings completed in September 2017 and June 2018, which resulted in net proceeds to the Company of $51.6 million and$54.3 million, respectively.

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

(dollars in thousands)	Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,462,209	$26,019	4.19%	$2,295,970	$23,699	4.14%	$1,818,379	$18,922	4.13%
Securities - taxable	389,880	2,659	2.71%	386,207	2,556	2.65%	410,630	2,582	2.49%
Securities - non-taxable	94,020	698	2.95%	94,506	700	2.97%	97,243	697	2.84%
Other earning assets	131,306	847	2.56%	79,346	461	2.33%	108,547	493	1.80%
Total interest-earning assets	3,077,415	30,223	3.90%	2,856,029	27,416	3.85%	2,434,799	22,694	3.70%

Allowance for loan losses	(16,312)			(15,782)			(13,657)
Noninterest-earning assets	87,127			81,293			71,609
Total assets	$3,148,230			$2,921,540			$2,492,751

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$87,102	$133	0.61%	$93,599	$145	0.62%	$88,633	$122	0.55%
Regular savings accounts	51,557	147	1.13%	55,273	158	1.15%	42,308	97	0.91%
Money market accounts	527,715	2,206	1.66%	571,398	2,130	1.50%	440,293	1,187	1.07%
Certificates and brokered deposits	1,702,098	9,164	2.14%	1,416,775	6,793	1.92%	1,268,709	5,188	1.62%
Total interest-bearing deposits	2,368,472	11,650	1.95%	2,137,045	9,226	1.73%	1,839,943	6,594	1.42%
Other borrowed funds	439,412	2,603	2.35%	492,068	2,729	2.22%	431,738	1,909	1.75%
Total interest-bearing liabilities	2,807,884	14,253	2.01%	2,629,113	11,955	1.82%	2,271,681	8,503	1.49%
Noninterest-bearing deposits	44,921			44,524			35,094
Other noninterest-bearing liabilities	10,218			9,438			12,517
Total liabilities	2,863,023			2,683,075			2,319,292

Shareholders’ equity	285,207			238,465			173,459
Total liabilities and shareholders’ equity	$3,148,230			$2,921,540			$2,492,751

Net interest income		$15,970			$15,461			$14,191

Interest rate spread [1]			1.89%			2.03%			2.21%
Net interest margin [2]			2.06%			2.17%			2.31%
Net interest margin FTE [3]			2.23%			2.33%			2.52%
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

(dollars in thousands)	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,311,374	$71,833	4.16%	$1,577,526	$49,494	4.19%
Securities - taxable	388,513	7,703	2.65%	399,284	7,515	2.52%
Securities - non-taxable	94,744	2,109	2.98%	95,348	2,090	2.93%
Other earning assets	105,210	1,973	2.51%	74,208	960	1.73%
Total interest-earning assets	2,899,841	83,618	3.86%	2,146,366	60,059	3.74%

Allowance for loan losses	(15,770)			(12,451)
Noninterest-earning assets	81,638			65,949
Total assets	$2,965,709			$2,199,864

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$90,564	$401	0.59%	$89,869	$368	0.55%
Regular savings accounts	54,245	462	1.14%	35,113	210	0.80%
Money market accounts	553,692	6,228	1.50%	394,581	2,799	0.95%
Certificates and brokered deposits	1,506,000	22,055	1.96%	1,109,858	13,240	1.59%
Total interest-bearing deposits	2,204,501	29,146	1.77%	1,629,421	16,617	1.36%
Other borrowed funds	457,807	7,626	2.23%	364,738	4,820	1.77%
Total interest-bearing liabilities	2,662,308	36,772	1.85%	1,994,159	21,437	1.44%
Noninterest-bearing deposits	44,477			33,164
Other noninterest-bearing liabilities	9,762			9,311
Total liabilities	2,716,547			2,036,634

Shareholders’ equity	249,162			163,230
Total liabilities and shareholders’ equity	$2,965,709			$2,199,864

Net interest income		$46,846			$38,622

Interest rate spread [1]			2.01%			2.30%
Net interest margin [2]			2.16%			2.41%
Net interest margin - FTE [3]			2.32%			2.57%
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

(dollars in thousands)	Three Months Ended September 30, 2018 vs. June 30, 2018 Due to Changes in			Three Months Ended September 30, 2018 vs. September 30, 2017 Due to Changes in			Nine Months Ended September 30, 2018 vs. September 30, 2017 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,988	$332	$2,320	$6,817	$280	$7,097	$22,932	$(593)	$22,339
Securities – taxable	30	73	103	(630)	707	77	(292)	480	188
Securities – non-taxable	(1)	(1)	(2)	(98)	99	1	(21)	40	19
Other earning assets	336	50	386	118	236	354	487	526	1,013
Total	2,353	454	2,807	6,207	1,322	7,529	23,106	453	23,559

Interest expense
Interest-bearing deposits	1,115	1,309	2,424	2,199	2,857	5,056	6,757	5,772	12,529
Other borrowed funds	(909)	783	(126)	34	660	694	1,390	1,416	2,806
Total	206	2,092	2,298	2,233	3,517	5,750	8,147	7,188	15,335

Increase (decrease) in net interest income	$2,147	$(1,638)	$509	$3,974	$(2,195)	$1,779	$14,959	$(6,735)	$8,224

Net interest income for the third quarter 2018 was $16.0 million, an increase of $1.8 million, or 12.5%, compared to $14.2 million for the third quarter 2017. The increase in net interest income was the result of a $7.5 million, or 33.2%, increase in total interest income to $30.2 million for the third quarter 2018 from $22.7 million for the third quarter 2017. The increase in total interest income was partially offset by a $5.8 million, or 67.6%, increase in total interest expense to $14.3 million for the third quarter 2018 from $8.5 million for the third quarter 2017.

Net interest income for the nine months ended September 30, 2018 was $46.8 million, an increase of $8.2 million, or 21.3%, compared to $38.6 million for the nine months ended September 30, 2017. The increase in net interest income was the result of a $23.6 million, or 39.2%, increase in total interest income to $83.6 million for the nine months ended September 30, 2018 from $60.1 million for the nine months ended September 30, 2017. The increase in total interest income was partially offset by a $15.3 million, or 71.5%, increase in total interest expense to $36.8 million for the nine months ended September 30, 2018 from $21.4 million for the nine months ended September 30, 2017.

The increase in total interest income from the third quarter 2018 compared to the third quarter 2017 was due primarily to an increase in interest earned on loans resulting from an increase of $643.8 million, or 35.4%, in the average balance of loans, including loans held-for-sale and an an increase of 6 basis points (“bps”) in the yield on loans, including loans held-for-sale. The increase in average loan balances was driven by growth in the public finance, single tenant lease financing, healthcare finance and consumer loan portfolios. All loan portfolios experienced an increase in yields, which drove the overall increase in the yield earned on loans. The average balance of securities decreased $24.0 million, or 4.7%, and the yield earned on the securities portfolio increased 19 bps for the third quarter 2018 compared to the third quarter 2017.

The increase in total interest income from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due primarily to an increase in interest earned on loans resulting from an increase of $733.8 million, or 46.5%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 3 bps in the yield on loans, including loans held-for-sale. The increase in average loan balances was driven by growth in the public finance, single tenant lease financing, residential mortgage, healthcare finance and consumer loan portfolios. While most loan categories experienced an increase in yields, the overall portfolio declined due primarily to the proportion of growth coming from the public finance loan portfolio, which generally has lower tax-exempt interest rates. The average balance of securities decreased $11.4 million, or 2.3%, and the yield earned on the securities portfolio increased 11 bps for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The increase in total interest expense for the third quarter 2018 compared to the third quarter 2017 was driven primarily by an increase of $528.5 million, or 28.7%, in the average balance of interest-bearing deposits for the third quarter 2018 compared to the third quarter 2017, as well as a 53 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $433.4 million, or 34.2%, increase in average certificates and brokered deposit balances and a 52 bp increase in the related costs of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by an $87.4 million, or 19.9%, increase in average money market account balances and a 59 bp increase in the related cost of these deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due primarily to increases in interest rates as the Federal Reserve increased its benchmark Fed Funds target rate 100 bps from September 30, 2017 through September 30, 2018.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $7.7 million, or 1.8%, increase in the average balance of other borrowed funds for the third quarter 2018 compared to the third quarter 2017. The increase in the interest expense of other borrowed funds was due primarily to the cost of funds related to Federal Home Loan Bank advances increasing 70 bps, as both short and long-term interest rates were higher in the third quarter 2018 compared to third quarter 2017.

The increase in total interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven primarily by an increase of $575.1 million, or 35.3%, in the average balance of interest-bearing deposits for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as well as a 41 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $396.1 million, or 35.7%, increase in average certificates and brokered deposit balances and a 37 bp increase in the related cost of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a $159.1 million, or 40.3%, increase in average money market account balances and a 55 bp increase in the related cost of these deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due to increases in interest rates as the Federal Reserve increased its benchmark Fed Funds target rate 150 bps from January 1, 2017 through September 30, 2018.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $93.1 million, or 25.5%, increase in the average balance of other borrowed funds for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as well as an increase of 46 bps in the cost of other borrowed funds. The average balance of other borrowed funds increased due primarily to the average balance of Federal Home Loan Bank advances, which increased $94.0 million, or 28.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Additionally, the cost of funds related to Federal Home Loan Bank advances increased 64 bps, as both short and long-term interest rates were higher for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net interest margin (“NIM”) was 2.06% for the third quarter 2018 compared to 2.31% for the third quarter 2017. The decrease in NIM for the third quarter 2018 compared to the third quarter 2017 was driven primarily by an increase of 52 bps in the cost of interest-bearing liabilities, partially offset by an increase of 20 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.23% for the third quarter 2018 compared to 2.52% for the third quarter 2017. The decline of 29 bps in the fully-taxable equivalent NIM was also impacted by the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

NIM was 2.16% for the nine months ended September 30, 2018 compared to 2.41% for the nine months ended September 30, 2017. The decline in NIM for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven primarily by an increase of 41 bps in the cost of interest-bearing liabilities, partially offset by a 12 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.32% for the nine months ended September 30, 2018, compared to 2.57% for the nine months ended September 30, 2017. The decline of 25 bps in the fully-taxable equivalent NIM was also impacted by the reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Service charges and fees	$236	$231	$230	$231	$226	$697	$657
Mortgage banking activities	1,402	1,597	1,578	1,530	2,535	4,577	6,306
Gain on sale of loans	—	—	414	395	—	414	—
Other	356	349	320	383	374	1,025	1,039
Total noninterest income	$1,994	$2,177	$2,542	$2,539	$3,135	$6,713	$8,002

During the third quarter 2018, noninterest income was $2.0 million, representing a decrease of $1.1 million, or 36.4%, compared to $3.1 million for the third quarter 2017. The decrease was due to a decrease of $1.1 million, or 44.7%, in revenue from mortgage banking activities. The decrease in mortgage banking revenue was due to declines in both mortgage originations and gain on sale margins.

During the nine months ended September 30, 2018, noninterest income was $6.7 million, a decrease of $1.3 million, or 16.1%, from the nine months ended September 30, 2017. The decrease was due to a $1.7 million, or 27.4%, decrease in revenue from mortgage banking activities, partially offset by a $0.4 million increase in gain on sale of loans sold. The decrease in mortgage banking revenue was due to a decline in mortgage originations. During the nine months ended September 30, 2018, the Company completed two sales of single tenant lease financing loans, which resulted in the gain of $0.4 million, while no loan sale transactions were completed during the nine months ended September 30, 2017.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Salaries and employee benefits	$5,704	$5,827	$5,905	$5,701	$5,197	$17,436	$15,463
Marketing, advertising and promotion	601	608	716	590	741	1,925	1,803
Consulting and professional services	709	633	851	617	897	2,193	2,474
Data processing	368	282	263	242	247	913	729
Loan expenses	241	260	237	303	262	738	724
Premises and equipment	1,244	1,231	1,214	1,125	1,080	3,689	3,058
Deposit insurance premium	441	480	465	420	375	1,386	990
Other	737	861	566	703	602	2,164	1,781
Total noninterest expense	$10,045	$10,182	$10,217	$9,701	$9,401	$30,444	$27,022

Noninterest expense for the third quarter 2018 was $10.0 million, compared to $9.4 million for the third quarter 2017. The increase of $0.6 million, or 6.9%, compared to the third quarter 2017 was due primarily to increases of $0.5 million in salaries and employee benefits, $0.2 million in premises and equipment, $0.1 million in other expenses, and $0.1 million in data processing expenses, partially offset by decreases of $0.2 million in consulting and professional fees and $0.1 million in marketing, advertising and promotion expenses. The increase in salaries and employee benefits primarily resulted from personnel growth, generally in higher skill positions, and increases in employee compensation. The increase in premises and equipment was due primarily to higher software expense. The increase in other expenses was due primarily to repairs and maintenance expenses related to commercial OREO. The decrease in consulting and professional fees was due primarily to a decrease in legal expenses. The decrease in marketing, advertising and promotion expenses was due primarily to lower mortgage lead generation costs.

Noninterest expense for the nine months ended September 30, 2018 was $30.4 million, compared to $27.0 million for the nine months ended September 30, 2017. The increase of $3.4 million, or 12.7%, compared to the nine months ended September 30, 2017 was due primarily to an increase of $2.0 million in salaries and employee benefits, an increase of $0.6 million in premises and equipment, an increase of $0.4 million in deposit insurance premium, an increase of $0.4 million in other expenses and an increase of $0.2 million in data processing expense, partially offset by a decrease of $0.3 million in consulting and professional services. The increase in salaries and employee benefits primarily resulted from personnel growth, generally in higher skill positions, increases in employee compensation, benefits and higher equity compensation expense, including $0.2 million of non-recurring accelerated vesting recognition, but partially offset by a decrease in incentive compensation. The increase in premises and equipment was due primarily to software expenses. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth of 21.6%, as the FDIC uses annual asset growth as a component of its calculation to determine the cost of FDIC deposit insurance. The increase in other expenses was due primarily to lower operating income and repairs and maintenance expenses related to commercial OREO. The decrease in consulting and professional fees was due primarily to a decrease in legal expenses.

Income tax provision was $0.7 million for the third quarter 2018, resulting in an effective tax rate of 10.6%, compared to $1.7 million and an effective tax rate of 25.7% for the third quarter 2017. Income tax provision was $2.4 million for the nine months ended September 30, 2018, resulting in an effective tax rate of 11.5%, compared to $4.2 million and an effective tax rate of 26.3% for the nine months ended September 30, 2017. The decrease in the effective tax rate during the third quarter 2018 and the nine months ended September 30, 2018 was due primarily to the Tax Cuts and Jobs Act of 2017 which, among other things, reduced the corporate federal income tax rate from 35% in 2017 to 21% in 2018. Additionally, the lower effective tax rate in both the three and nine months ended September 30, 2018 was due to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total assets	$3,202,918	$3,115,773	$2,862,728	$2,767,687	$2,633,422
Loans	2,493,622	2,374,035	2,209,405	2,091,193	1,868,487
Total securities	489,197	480,025	482,858	492,484	511,680
Loans held-for-sale	23,493	20,672	17,067	51,407	45,487
Noninterest-bearing deposits	42,750	44,671	47,678	44,686	33,734
Interest-bearing deposits	2,403,814	2,349,613	2,129,443	2,040,255	1,963,294
Total deposits	2,446,564	2,394,284	2,177,121	2,084,941	1,997,028
Advances from Federal Home Loan Bank	425,160	390,167	413,173	410,176	365,180
Total shareholders’ equity	287,740	282,087	224,824	224,127	220,867

Total assets increased $435.2 million, or 15.7%, to $3.2 billion at September 30, 2018 compared to $2.8 billion at December 31, 2017. Balance sheet expansion during the first nine months of 2018 was funded primarily by deposit growth of $361.6 million, or 17.3% and supplemented by growth in total shareholders’ equity of $63.6 million, or 28.4%. This funding was generally deployed to support loan growth of $402.4 million, or 19.2%.

Loan Portfolio Analysis

The following table presents a detailed listing of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
Commercial loans
Commercial and industrial	$105,489	4.2%	$107,394	4.5%	$119,893	5.4%	$122,940	5.9%	$122,587	6.5%
Owner-occupied commercial real estate	93,568	3.8%	86,068	3.6%	81,998	3.7%	75,768	3.6%	75,986	4.1%
Investor commercial real estate	5,595	0.2%	6,185	0.3%	6,273	0.3%	7,273	0.4%	7,430	0.4%
Construction	38,228	1.5%	46,769	2.0%	47,013	2.1%	49,213	2.4%	50,367	2.7%
Single tenant lease financing	883,372	35.4%	863,981	36.4%	834,335	37.8%	803,299	38.4%	783,918	41.9%
Public finance	610,858	24.5%	566,184	23.8%	481,923	21.8%	438,341	21.0%	269,347	14.4%
Healthcare finance	89,525	3.6%	65,605	2.8%	48,891	2.2%	31,573	1.5%	12,363	0.7%
Total commercial loans	1,826,635	73.3%	1,742,186	73.4%	1,620,326	73.3%	1,528,407	73.2%	1,321,998	70.7%
Consumer loans
Residential mortgage	362,574	14.5%	337,143	14.2%	318,298	14.4%	299,935	14.3%	291,382	15.6%
Home equity	28,713	1.2%	28,826	1.2%	29,296	1.3%	30,554	1.5%	31,236	1.7%
Other consumer	270,567	10.8%	260,164	11.0%	236,185	10.7%	227,533	10.8%	220,920	11.8%
Total consumer loans	661,854	26.5%	626,133	26.4%	583,779	26.4%	558,022	26.6%	543,538	29.1%
Net deferred loan origination costs and premiums and discounts on purchased loans	5,133	0.2%	5,716	0.2%	5,300	0.3%	4,764	0.2%	2,951	0.2%
Total loans	2,493,622	100.0%	2,374,035	100.0%	2,209,405	100.0%	2,091,193	100.0%	1,868,487	100.0%
Allowance for loan losses	(16,704)		(16,053)		(15,560)		(14,970)		(14,087)
Net loans	$2,476,918		$2,357,982		$2,193,845		$2,076,223		$1,854,400

Total loans were $2.5 billion as of September 30, 2018, an increase of $402.4 million, or 19.2%, compared to December 31, 2017. The growth in commercial loan balances was positively impacted by production in public finance as balances increased $172.5 million, or 39.4%, compared to December 31, 2017. Production in single tenant lease financing remained solid as balances increased $80.1 million, or 10.0%, compared to December 31, 2017. Additionally, healthcare finance balances increased $58.0 million, or 183.6%, during the first nine months of 2018. The growth in consumer loans was primarily driven by the Company’s residential mortgage portfolio and other consumer loan portfolio, which increased $62.6 million, or 20.9%, and $43.0 million, or 18.9%, respectively, compared to December 31, 2017. The growth in the other consumer loans portfolio was driven primarily by production in trailer and recreational vehicle loans.

The Company completed two sales of single tenant lease financing loans during the nine months ended September 30, 2018. The sales, totaling $25.2 million in the aggregate, resulted in a $0.4 million gain. Loan sales provide the Company an additional strategy to manage balance sheet growth and capital while providing additional liquidity and further diversifying revenue channels.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a detailed listing of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$—	$—	$—	$1,845
Total commercial loans	—	—	—	—	1,845
Consumer loans:
Residential mortgage	179	161	495	724	775
Home equity	—	83	83	83	—
Other consumer	61	41	81	32	40
Total consumer loans	240	285	659	839	815
Total nonaccrual loans	240	285	659	839	2,660

Past Due 90 days and accruing loans
Consumer loans:
Other consumer	16	—	—	—	2
Total consumer loans	16	—	—	—	2
Total past due 90 days and accruing loans	16	—	—	—	2

Total nonperforming loans	256	285	659	839	2,662

Other real estate owned
Investor commercial real estate	4,488	4,488	4,488	4,488	4,488
Residential mortgage	553	553	553	553	648
Total other real estate owned	5,041	5,041	5,041	5,041	5,136

Other nonperforming assets	7	9	10	12	57

Total nonperforming assets	$5,304	$5,335	$5,710	$5,892	$7,855

Total nonperforming loans to total loans	0.01%	0.01%	0.03%	0.04%	0.14%
Total nonperforming assets to total assets	0.17%	0.17%	0.21%	0.21%	0.30%
Allowance for loan losses to total loans	0.67%	0.68%	0.70%	0.72%	0.75%
Allowance for loan losses to nonperforming loans	6,525.0%	5,632.6%	2,361.2%	1,784.3%	529.2%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Troubled debt restructurings – nonaccrual	$—	$—	$—	$—	$1,845
Troubled debt restructurings – performing	$450	$457	$464	$473	$480
Total troubled debt restructurings	$450	$457	$464	$473	$2,325

The decrease of $0.6 million, or 10.0%, in total nonperforming assets as of September 30, 2018 compared to December 31, 2017 was due primarily to a decrease of $0.5 million, or 75.3%, in residential mortgage nonaccrual loans related to one nonaccrual loan that was transferred to OREO and subsequently sold during the first quarter 2018 and one nonaccrual loan that was paid in full during the second quarter 2018. Total nonperforming loans declined $0.6 million, or 69.5%, to $0.3 million as of September 30, 2018 compared to $0.8 million as of December 31, 2017. The ratio of nonperforming loans to total loans decreased to 0.01% as of September 30, 2018 compared to 0.04% as of December 31, 2017. The ratio of nonperforming assets to total assets decreased slightly to 0.17% as of September 30, 2018 compared to 0.21% as of December 31, 2017 due primarily to the increase in total assets and decrease in nonperforming assets during the period.

As of September 30, 2018 and December 31, 2017, the Company had one commercial property in OREO with a carrying value of $4.5 million. This property consists of two buildings which are residential units adjacent to a university campus. Improvements to the property have been made in collaboration with the university and the property continues to be occupied. As of September 30, 2018 and December 31, 2017, the Company had residential mortgage OREO of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the nine months ended September 30, 2018 and 2017.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Balance, beginning of period	$16,053	$15,560	$14,970	$14,087	$13,194	$14,970	$10,981
Provision charged to expense	888	667	850	1,179	1,336	2,405	3,693
Losses charged off	(336)	(254)	(305)	(357)	(532)	(896)	(925)
Recoveries	99	80	45	61	89	225	338
Balance, end of period	$16,704	$16,053	$15,560	$14,970	$14,087	$16,704	$14,087

Net charge-offs to average loans	0.04%	0.03%	0.05%	0.06%	0.10%	0.04%	0.05%

The allowance for loan losses was $16.7 million as of September 30, 2018, compared to $15.0 million as of December 31, 2017. The increase of $1.7 million, or 11.6%, was due primarily to the growth in single tenant lease financing, public finance, healthcare finance, residential mortgage and other consumer loan balances. During the third quarter 2018, the Company recorded net charge-offs of $0.2 million, compared to net charge-offs of $0.4 million during the third quarter 2017. The net charge-offs for the third quarter 2018 were primarily driven by charge-offs in other consumer loans. The net charge-offs for the third quarter 2017 were primarily driven by charge-offs in other consumer loans and commercial and industrial loans. During the nine months ended September 30, 2018, the Company recorded net charge-offs of $0.7 million, compared to net charge-offs of $0.6 million during the nine months ended September 30, 2017. The net charge-offs for the nine months ended September 30, 2018 and September 30, 2017 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans decreased to 0.67% as of September 30, 2018, compared to 0.72% as of December 31, 2017. The decline in the allowance as a percentage of total loans was due primarily to the continued growth in the public finance portfolio, as well as growth in the residential mortgage portfolio, as these loan categories generally have lower loss reserve factors than other loan types. Additionally, the decrease in commercial and industrial loan balances contributed to the decline in the allowance ratio, as these loans have the highest loss reserve factor. Due to the combination of growth in the allowance for loan losses and the decrease in nonaccrual loans, the allowance for loan losses as a percentage of nonperforming loans increased to 6,525.0% as of September 30, 2018, compared to 1,784.3% as of December 31, 2017.

Investment Securities

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$115,176	$122,162	$128,175	$133,424	$138,730
Municipal securities	97,160	97,230	97,299	97,370	97,439
Mortgage-backed securities	237,703	225,756	219,295	215,452	224,311
Asset-backed securities	5,003	5,003	5,000	5,000	9,949
Corporate securities	36,684	29,627	29,630	27,111	27,114
Other securities	—	—	—	3,000	3,000
Total available-for-sale	491,726	479,778	479,399	481,357	500,543
Securities held-to-maturity
Municipal securities	10,159	10,161	10,163	10,164	10,166
Corporate securities	10,041	9,042	9,043	9,045	9,046
Total held-to-maturity	20,200	19,203	19,206	19,209	19,212
Total securities	$511,926	$498,981	$498,605	$500,566	$519,755

(dollars in thousands)
Approximate Fair Value	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Securities available-for-sale
U.S. Government-sponsored agencies	$112,760	$120,232	$127,334	$133,190	$138,499
Municipal securities	91,080	92,824	93,227	96,377	95,435
Mortgage-backed securities	225,692	215,383	210,122	209,720	219,579
Asset-backed securities	4,960	4,983	5,009	5,009	10,000
Corporate securities	34,505	27,400	27,960	26,047	26,004
Other securities	—	—	—	2,932	2,951
Total available-for-sale	468,997	460,822	463,652	473,275	492,468
Securities held-to-maturity
Municipal securities	9,519	9,675	9,743	9,847	9,832
Corporate securities	9,991	9,052	9,166	9,236	9,239
Total held-to-maturity	19,510	18,727	18,909	19,083	19,071
Total securities	$488,507	$479,549	$482,561	$492,358	$511,539

The approximate fair value of investment securities available-for-sale decreased $4.3 million, or 0.9%, to $469.0 million as of September 30, 2018, compared to $473.3 million as of December 31, 2017. The decrease was due primarily to decreases of $20.4 million in U.S. Government-sponsored agencies, $5.3 million in municipal securities and $2.9 million in other securities, partially offset by an increase of $16.0 million in mortgage-backed securities and $8.5 million in corporate securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments. The decrease in the approximate fair value of municipal securities was primarily caused by interest rate changes. The decline in other securities was due to the reclassification of a mutual fund with a readily determinable fair value to other assets in accordance with the adoption of ASU 2016-01. The increase in mortgage-backed securities was driven by purchases as excess liquidity was deployed, partially offset by market value declines due to interest rate changes. Additional liquidity was also used to purchase corporate securities during 2018. As of September 30, 2018, the Company had securities with an amortized cost basis of $20.2 million designated as held-to-maturity compared to $19.2 million as of December 31, 2017.

Other Assets

During the third quarter 2018, the Bank’s subsidiary, SPF15, Inc., acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs. Pursuant to a Land Acquisition Agreement among SPF15, Inc. (“SPF15”), the City of Fishers, Indiana (the “City”), and its Redevelopment Commission (the “RDC”), among others, the City has agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs on or before December 31, 2018. Upon the City reimbursing SPF15, SPF15 will transfer the property to the RDC, or upon request from the City, a third party in connection with the development of the property. SPF15 will be reimbursed for closing costs or fees (other than its own legal fees) resulting from such transfer(s). The Company is currently exploring the possibility of developing a portion of the land for its future use.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
Noninterest-bearing deposits	$42,750	1.7%	$44,671	1.9%	$47,678	2.2%	$44,686	2.1%	$33,734	1.7%
Interest-bearing demand deposits	94,681	3.9%	91,748	3.8%	99,006	4.5%	94,674	4.5%	89,748	4.5%
Savings accounts	47,033	1.9%	48,897	2.1%	60,176	2.8%	49,939	2.4%	49,913	2.5%
Money market accounts	478,548	19.6%	582,565	24.3%	592,113	27.2%	499,501	24.0%	499,160	25.0%
Certificates of deposits	1,252,690	51.2%	1,231,438	51.4%	1,185,176	54.4%	1,319,488	63.3%	1,300,952	65.1%
Brokered deposits	530,862	21.7%	394,965	16.5%	192,972	8.9%	76,653	3.7%	23,521	1.2%
Total deposits	$2,446,564	100.0%	$2,394,284	100.0%	$2,177,121	100.0%	$2,084,941	100.0%	$1,997,028	100.0%

Total deposits increased $361.6 million, or 17.3%, to $2.4 billion as of September 30, 2018, compared to approximately $2.1 billion as of December 31, 2017. This increase was due primarily to an increase of $454.2 million, or 592.6%, in brokered deposits, partially offset by decreases of $66.8 million, or 5.1%, in certificates of deposits, $21.0 million, or 4.2%, in money market accounts and $2.9 million, or 5.8%, in savings accounts. A portion of the increase in brokered deposits and decrease in certificates of deposits was partially due to $160.5 million of public fund deposits originated through an investment advisor who manages fixed income portfolios for municipalities being reclassified from certificates of deposits to brokered deposits per regulatory guidance in the first quarter 2018. Additionally, brokered certificates of deposit were used as a funding source, as interest rates in the brokered market were lower than in the institutional and commercial markets in which the Company competes for deposits. The Company also used brokered money market deposits in the third quarter 2018 that were effectively converted to long-term funding with interest rate swaps to manage long-term interest rate risk. The decrease in money market accounts was due primarily to the loss of one large customer. This was a situation where another bank was extremely aggressive in going after the customer and at a certain level, it did not make good business sense to match the extremely high rate the customer was offered.

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

The following tables present actual and required capital ratios as of September 30, 2018 and December 31, 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$297,500	13.14%	$144,283	6.38%	$158,428	7.00%	N/A	N/A
Bank	266,218	11.78%	144,015	6.38%	158,134	7.00%	$146,839	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	297,500	13.14%	178,231	7.88%	192,377	8.50%	N/A	N/A
Bank	266,218	11.78%	177,901	7.88%	192,020	8.50%	180,724	8.00%
Total capital to risk-weighted assets
Consolidated	348,041	15.38%	223,496	9.88%	237,642	10.50%	N/A	N/A
Bank	282,922	12.52%	223,082	9.88%	237,201	10.50%	225,905	10.00%
Leverage ratio
Consolidated	297,500	9.40%	126,533	4.00%	126,533	4.00%	N/A	N/A
Bank	266,218	8.42%	126,398	4.00%	126,398	4.00%	157,998	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$224,407	11.43%	$112,866	5.75%	$137,402	7.00%	N/A	N/A
Bank	223,288	11.40%	112,672	5.75%	137,166	7.00%	$127,368	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	224,407	11.43%	142,309	7.25%	166,845	8.50%	N/A	N/A
Bank	223,288	11.40%	142,064	7.25%	166,558	8.50%	156,761	8.00%
Total capital to risk-weighted assets
Consolidated	276,103	14.07%	181,566	9.25%	206,102	10.50%	N/A	N/A
Bank	238,258	12.16%	181,255	9.25%	205,748	10.50%	195,951	10.00%
Leverage ratio
Consolidated	224,407	8.45%	106,196	4.00%	106,196	4.00%	N/A	N/A
Bank	223,288	8.42%	106,059	4.00%	106,059	4.00%	132,574	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2018 to shareholders of record as of September 28, 2018. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2018, the Company had $35.0 million principal amount of subordinated debt outstanding pursuant to the 2025 Note and the 2026 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2018, on a consolidated basis, the Company had $554.8 million in cash and cash equivalents and investment securities available-for-sale and $23.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2018, the Bank had the ability to borrow an additional $586.6 million from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2018, the Company, on an unconsolidated basis, had $62.2 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2018, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $183.7 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2018 totaled $805.6 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the tangible common equity to tangible assets ratio, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2018 and 2017.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Total equity - GAAP	$287,740	$282,087	$224,824	$224,127	$220,867	$287,740	$220,867
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$283,053	$277,400	$220,137	$219,440	$216,180	$283,053	$216,180

Total assets - GAAP	$3,202,918	$3,115,773	$2,862,728	$2,767,687	$2,633,422	$3,202,918	$2,633,422
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$3,198,231	$3,111,086	$2,858,041	$2,763,000	$2,628,735	$3,198,231	$2,628,735

Total common shares outstanding	10,181,675	10,181,675	8,450,925	8,411,077	8,411,077	10,181,675	8,411,077

Book value per common share	$28.26	$27.71	$26.60	$26.65	$26.26	$28.26	$26.26
Effect of goodwill	(0.46)	(0.46)	(0.55)	(0.56)	(0.56)	(0.46)	(0.56)
Tangible book value per common share	$27.80	$27.25	$26.05	$26.09	$25.70	$27.80	$25.70

Total shareholders’ equity to assets ratio	8.98%	9.05%	7.85%	8.10%	8.39%	8.98%	8.39%
Effect of goodwill	(0.13)%	(0.13)%	(0.15)%	(0.16)%	(0.17)%	(0.13)%	(0.17)%
Tangible common equity to tangible assets ratio	8.85%	8.92%	7.70%	7.94%	8.22%	8.85%	8.22%

Total average equity - GAAP	$285,207	$238,465	$223,131	$222,670	$173,459	$249,162	$163,230
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$280,520	$233,778	$218,444	$217,983	$168,772	$244,475	$158,543

Return on average shareholders’ equity	8.75%	10.11%	10.96%	6.23%	11.20%	9.83%	9.61%
Effect of goodwill	0.14%	0.20%	0.23%	0.14%	0.31%	0.19%	0.28%
Return on average tangible common equity	8.89%	10.31%	11.19%	6.37%	11.51%	10.02%	9.89%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	September 30, 2018	September 30, 2017
Total interest income	$30,223	$27,416	$25,979	$20,971	$22,694	$83,618	$60,059
Adjustments:
Fully-taxable equivalent adjustments [1]	1,351	1,164	1,018	1,555	1,280	3,533	2,586
Total interest income - FTE	$31,574	$28,580	$26,997	$22,526	$23,974	$87,151	$62,645

Net interest income	$15,970	$15,461	$15,415	$15,360	$14,191	$46,846	$38,622
Adjustments:
Fully-taxable equivalent adjustments [1]	1,351	1,164	1,018	1,555	1,280	3,533	2,586
Net interest income - FTE	$17,321	$16,625	$16,433	$16,915	$15,471	$50,379	$41,208

Net interest margin	2.06%	2.17%	2.26%	2.35%	2.31%	2.16%	2.41%
Effect of fully-taxable equivalent adjustments [1]	0.17%	0.16%	0.15%	0.24%	0.21%	0.16%	0.16%
Net interest margin - FTE	2.23%	2.33%	2.41%	2.59%	2.52%	2.32%	2.57%

1 Assuming a 21% tax rate in 2018 and a 35% tax rate in 2017

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 12 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At September 30, 2018 and December 31, 2017, the Company had interest rate swaps with notional amounts of $556.4 million and $141.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2018 and December 31, 2017, the Company had commitments to sell residential real estate loans of $30.5 million and $51.1 million, respectively. These contracts mature in less than one year. Refer to Note 11 to the Company’s condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2018, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	+50 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	0.29%	0.98%	2.02%	3.67%
NII - Year 2	1.06%	3.22%	5.14%	8.55%
EVE	9.15%	(4.72)%	(9.51)%	(18.51)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FIRST INTERNET BANCORP

Date: November 9, 2018	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: November 9, 2018	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)