Form 10-K
period 2018-12-31
First Internet Bancorp
filed 2019-03-14
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2018.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common stock, without par value	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                             Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).          Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $329.7 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 8, 2019, the registrant had 10,132,234 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “can, ”will,” “expect,” “believe,” “anticipate,” “intend,” “seek,” “may,” “plan,” “objective,” “should,” “likely,” “might,” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance was established in the second quarter of 2017 in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. Initial efforts within healthcare finance have primarily focused on the West Coast with plans to expand nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

As of December 31, 2018, we had total assets of $3.5 billion, total liabilities of $3.3 billion, and shareholders’ equity of $288.7 million. We employed 201 full-time equivalent employees at December 31, 2018.
Our principal executive offices are located at 11201 USA Parkway, Fishers, Indiana 46037, and our telephone number is (317) 532-7900.

Subsidiaries

The Bank has three wholly-owned subsidiaries, First Internet Public Finance Corp., which was organized in early 2017 and provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities, JKH Realty Services, LLC, which manages other real estate owned properties as needed and SPF15 Inc., which was formed to acquire and hold real estate.

Performance
Balance Sheet Growth. Total assets have increased 264.9% from $970.5 million at December 31, 2014 to $3.5 billion at December 31, 2018. This increase was driven primarily by strong organic growth. During the same time period, loans increased from $732.4 million to $2.7 billion and deposits increased from $758.6 million to $2.7 billion, increases of 270.9% and 252.1%, respectively. Our sustained growth profile is the result of our flexible and highly scalable Internet banking platform that allows us to target a broad reach of customers across all 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2018, commercial loans comprised 73.3% of loans compared to 47.9% at December 31, 2014.
Earnings Growth. Net income has increased 406.5% from $4.3 million for the twelve months ended December 31, 2014 to $21.9 million for the twelve months ended December 31, 2018. Diluted earnings per share have increased 139.6% from $0.96 for the twelve months ended December 31, 2014 to $2.30 for the twelve months ended December 31, 2018.
Asset Quality. We have maintained a high-quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, disciplined risk management processes, and a diverse national and local customer base. At December 31, 2018, our nonperforming assets to total assets was 0.10%, our nonperforming loans to total loans was 0.03% and our allowance for loan losses to total loans was 0.66%.
Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We offer commercial banking, including CRE and C&I, single tenant lease financing, public finance and healthcare finance. Our overriding strategic focus is enhancing franchise and shareholder value while maintaining strong risk management policies and procedures. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in commercial and consumer banking, effective underwriting, strong asset quality and efficient technology-driven operations.
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
Expand Asset Generation and Revenue Channels. Our geographic and credit product diversity have produced balance sheet and earnings growth. We expect to continue exploring additional asset and revenue generation capabilities that complement our commercial and consumer banking platforms. These efforts may include adding personnel or teams with product, industry or geographic expertise or through strategic acquisitions.

Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of residential real estate loans, home equity loans and lines of credit, and consumer loans, and loans to commercial customers, which include C&I loans, CRE loans, municipal loans and leases, lines of credit, letters of credit, single tenant lease financing and loans to healthcare providers. Residential real estate loans are either retained in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized within noninterest income. Refer to Note 4 to the Company's consolidated financial statements for further discussion of each loan portfolio segment as of December 31, 2018.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers and a deposit-taking ATM network. Additionally, we had approximately $647.1 million in brokered deposits at December 31, 2018.

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

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, TIAA Bank, Synchrony Bank, Goldman Sachs Bank USA and Axos Bank. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and loanDepot. We also compete with money center and superregional banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our traditional commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including KeyBank, PNC Bank, Chase, BMO Harris Bank, Huntington National Bank and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Mid First Bank and Arizona Business Bank. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. Examples of these competitors include Wells Fargo, First Savings Bank, CapStar Bank, TIAA Bank and StanCorp. For our public finance activities, we compete nationally with superregional and regional banks, such as Huntington National Bank, KeyBank, Capital One, Sterling National Bank, JP Morgan and Chase Co. and Bank of America. For our healthcare finance activities, we compete nationally with superregional and regional banks, such as TD Bank, PNC Bank, Wintrust Financial Corporation and Columbia Bank. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not.

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

The Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to the beginning of 2008. Deposit insurance assessments are calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) is 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

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

Regulatory Capital. The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding assets considered by regulatory agencies to be liquid and low risk. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is Tier 1 capital divided by total average assets adjusted as specified in the guidelines. The Bank, supervised by the FDIC and DFI, is subject to substantially similar capital requirements. Our applicable capital ratios as of December 31, 2018 and 2017 are summarized in Note 13 to the financial statements.

In 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a comprehensive capital framework for U.S. bank holding companies. The FDIC adopted substantially identical standards for institutions, like the Bank, subject to its jurisdiction in an interim final rule.

Among other things, the Basel III Capital Rules (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 Capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the deductions/adjustments from capital in comparison to prior regulations.

Under Basel III Capital Rules, the minimum capital ratios are: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets and 4.0% Leverage Ratio. In addition, a capital conservation buffer of 2.5% above each level applicable to the CET1, Tier 1, and Total Capital ratios will be required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including dividends, and pay certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in with annual increases through January 1, 2019. The following are the Basel III regulatory capital levels, inclusive of the capital conservation buffer, that the Company and the Bank must satisfy to avoid limitations on capital distributions, including dividends, and discretionary bonus payments during the applicable phase-in period from January 1, 2015, until January 1, 2019:

	Basel III Regulatory Capital Levels
	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Common equity tier 1 capital to risk-weighted assets	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital to risk-weighted assets	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital to risk-weighted assets	8.00%	8.625%	9.25%	9.875%	10.50%

The Basel III Capital Rules revised the prompt corrective action framework by (i) introducing a CET1 ratio requirement at each capital level, with a required CET1 ratio of 6.5% to remain well-capitalized, (ii) increasing the minimum Tier 1 Capital ratio requirement for each category, with the minimum Tier 1 Capital ratio for well-capitalized status being increased to 8% and (iii) transitioning to a Leverage Ratio of 4% in order to qualify as adequately capitalized and a Leverage Ratio of 5% to be well capitalized.

The Company believes that, as of December 31, 2018, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were then effective.

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

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations of the Bank, to assess the Bank’s record of meeting the credit needs of its entire community and to take that record into account in evaluating certain applications for regulatory approvals that we may file with the FDIC.

Due to its Internet-driven model and nationwide consumer banking platform, the Bank has opted to operate under a CRA Strategic Plan, which was submitted to and approved by the FDIC and sets forth certain guidelines the Bank must meet. The current Strategic Plan expires December 31, 2020. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured banks, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2018.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons (“Related Interests”), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the Bank’s Board of Directors. Further, provisions of the Dodd-Frank Act require that any sale or purchase of an asset by the Bank with an insider must be on market terms, and if the transaction represents more than 10% of the Bank’s capital stock and surplus, it must be approved in advance by a majority of the disinterested directors of the Bank. We believe the Bank is in compliance with these provisions.

Enforcement. The DFI and the FDIC share primary regulatory enforcement responsibility over the Bank and its institution-affiliated parties, including directors, officers and employees. This enforcement authority includes, among other things, the ability to appoint a conservator or receiver for the Bank, to assess civil money penalties, to issue cease and desist orders, to seek judicial enforcement of administrative orders and to remove directors and officers from office and bar them from further participation in banking. In general, these enforcement actions may be initiated in response to violations of laws, regulations and administrative orders, as well as in response to unsafe or unsound banking practices or conditions.

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

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits. In March 2016, the FDIC issued a final rule to increase the statutory minimum designated reserve ratio (the “DRR”) to 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC’s rules reduced assessment rates on all FDIC-insured financial institutions but imposed a surcharge on banks with assets of $10 billion or more until the DRR reaches 1.35% and provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules also changed the methodology used to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $2.0 million for 2018.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, Fed Funds lines with correspondent banks and brokered deposits. The Bank believes it has sufficient liquidity to meet its funding obligations for at least the next twelve months.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2018 of $23.6 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). As of December 31, 2018, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $16.0 million and up to and including $122.3 million, plus 10% on the excess over $122.3 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

Identity Theft Red Flags. Rules implementing Section 114 of the FACT Act require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of an Identity Theft Prevention Program that satisfies the requirements of the rules. Rules implementing Section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules under Section 315 of the FACT Act that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

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

We continually strive to enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. We regularly conduct cybersecurity risk assessments, regularly engage with the Board of Directors or appropriate committees on cybersecurity matters, routinely update our incident response plans based on emerging threats, periodically practice implementation of incident response plans across applicable departments and train officers and employees to detect and report suspicious activity. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services, by us and our consumers.

Employees

At December 31, 2018, we had 201 full-time equivalent employees.

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
We have grown our CRE, C&I and healthcare finance loan portfolios. At December 31, 2018, CRE loans amounted to $1,052.7 million, or 38.7% of total loans, C&I loans amounted to $114.4 million, or 4.2% of total loans, and healthcare finance amounted to $117.0 million, or 4.4% of total loans. These loans generally involve higher credit risks than residential real estate and consumer loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate or consumer loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I and healthcare finance loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.
In addition, with respect to CRE, federal and state banking regulators are examining CRE lending activity with heightened scrutiny and may require banks with higher levels of CRE loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposures. Because a significant portion of our loan portfolio is comprised of CRE loans, our banking regulators may require us to maintain higher levels of capital than we would otherwise be expected to maintain, which could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.
Weakness in the economy may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the economy. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, another economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.
The market value of some of our investments could decline and adversely affect our financial position.
As of December 31, 2018, we had a net unrealized pre-tax holding loss of approximately $18.5 million on our $481.3 million available-for-sale investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.
Uncertainty about the future of London Inter-bank Offered Rate (“LIBOR”) may adversely affect our business.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. It is unclear whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus exists at this time as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York. Additionally, the International Swaps and Derivatives Association, Inc. launched a consultation on technical issues related to new benchmark fallbacks for derivatives contracts that reference certain interbank offered rates, including LIBOR, seeking industry input thereon.  At this time, it is not possible to predict the effect of the Authority’s announcement or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.

The implementation of CECL, including the design and maintenance of related internal controls over financial reporting, will require a significant amount of time and resources which may have a material impact on our results of operations.
A new accounting standard adopted by FASB, referred to as Current Expected Credit Loss, or (“CECL”), will require financial institutions, like the Bank, to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit loses as allowances for loan and lease losses beginning with our fiscal year ending December 31, 2020. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. CECL will represent a significant change in methodology and may greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements. However, we anticipate that the allowance for loan and lease losses will increase upon the adoption of CECL and that the increased allowance level will decrease shareholders' equity and the Company's and Bank's regulatory capital ratios.
A significant amount of time and resources may be needed to implement CECL effectively, including the design and implementation of adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, or otherwise, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.
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
We may need additional capital resources in the future, and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.
If we continue to experience significant growth, we may need to raise additional capital. Our ability to raise capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.
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
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates, as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, loan origination volume, deposit gathering efforts and overall profitability.
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
At December 31, 2018, our consumer loans, excluding residential mortgage loans and home equity loans, totaled $279.8 million, representing approximately 10.3% of our total loan portfolio at such date. A substantial portion of our consumer loans are horse trailer and recreational vehicle loans acquired through our indirect dealer network. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by rapidly depreciating assets such as horse trailers and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and could have a material adverse effect on our business, financial condition and results of operations.

Portions of our commercial lending activities are geographically concentrated in Central Indiana and adjacent markets, and changes in local economic conditions may impact their performance.
We offer our residential mortgage and consumer lending as well as public finance, healthcare finance and single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
Because of our holding company structure, we depend on capital distributions from the Bank to fund our operations.
We are a separate and distinct legal entity from the Bank and have no business activities other than our ownership of the Bank. As a result, we primarily depend on dividends, distributions and other payments from the Bank to fund our obligations. The ability of the Bank to pay dividends to us is limited by state and federal law and depends generally on the Bank’s ability to generate net income. If we are unable to comply with applicable provisions of these statutes and regulations, the Bank may not be able to pay dividends to us, we would not be able to pay dividends on our outstanding common stock and our ability to service our debt would be materially impaired.
Lack of seasoning of our commercial loan portfolios may increase the risk of credit defaults in the future.
Due to our increasing emphasis on CRE, public finance and healthcare finance lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.
A sustained decline in the residential mortgage loan market could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our revenue and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them in the secondary market. Revenue from mortgage banking activities was $5.7 million for the twelve months ended December 31, 2018 and $7.8 million for the twelve months ended December 31, 2017. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing has declined in recent years and future declines could adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
Reputational risk and social factors may negatively affect us.
Our ability to attract and retain customers is highly dependent upon other external perceptions of our business practices and financial condition. Adverse perceptions could damage our reputation to a level that could lead to difficulties in generating and maintaining lending and deposit relationships and accessing equity or credit markets, as well as increased regulatory scrutiny of our business. Adverse developments or perceptions regarding the business practices or financial condition of our competitors, or our industry as a whole, may also indirectly adversely affect our reputation.
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
A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger-scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.
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
Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services, could result in client attrition, regulatory fines, penalties or intervention, reputational damage, claims or litigation, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our business, financial condition and results of operations.

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
Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.
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
In 2013, the FDIC and the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank by implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios, which became effective for the Company and the Bank in 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The initial resulting minimum capital requirements were: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and, effective January 2019, set the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased-in in January 2016 at 0.625% of risk-weighted assets and increased by an additional 0.625% each year until fully implemented at 2.5% in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be used for such actions.

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
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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
If we were to issue preferred stock or debt securities or undertake other debt financing, the rights of holders of our common stock and the value of such common stock could be adversely affected.
Our Board of Directors is authorized to issue classes or series of preferred stock and senior or subordinated debt securities or other debt financing, without any action on the part of our shareholders. The Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. Debt securities or other debt financing may be unsecured or secured by any or all of our assets. If we issue preferred or debt securities, or incur other indebtedness, that has a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the value of our common stock would be adversely affected.

We may issue additional shares of common or preferred stock in the future, which could dilute existing shareholders.
Our articles of incorporation authorize our Board of Directors, generally without shareholder approval, to, among other things, issue additional shares of common stock up to a total of forty-five million shares or up to five million shares of preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder’s ownership of our common stock. To the extent that currently outstanding options to purchase our common stock are exercised, or to the extent that we issue additional options or warrants to purchase our common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. In addition, we may issue preferred stock that is convertible into shares of our common stock, and upon conversion would result in our common shareholders’ ownership interest being diluted. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of common or preferred stock. We and the Bank are required by federal and state regulatory authorities, as applicable, to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices which result in substantial dilution.
If we default on our outstanding indebtedness, we will be prohibited from paying dividends or distributions on our common stock.
As of December 31, 2018, we had $35.0 million aggregate principal amount of indebtedness outstanding, consisting of a term loan in the principal amount of $10.0 million scheduled to mature in 2025 (the “2025 Note”) and $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinate Notes due 2026 (the “2026 Notes”). The agreements under which our indebtedness is issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement.
Events of default generally consist of, among other things, our failure to pay any principal or interest on the subordinated debenture or subordinated notes, as applicable, when due, our failure to comply with certain agreements, terms and covenants under the agreement (without curing such default following notice), and certain events of bankruptcy, insolvency or liquidation relating to us.
If an event of default were to occur and we did not cure it, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any shares of our common stock, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into additional financing arrangements that may limit our ability to purchase or to pay dividends or distributions on our common stock.
 We may not be able to generate sufficient cash to service all of our debt.

Our ability to make scheduled payments of principal and interest, or to satisfy our obligations in respect of our debt or to refinance our debt, will depend on the future performance of our operating subsidiaries. Prevailing economic conditions (including interest rates), regulatory constraints, including, among other things, limiting distributions to us from the Bank and required capital levels with respect to the Bank and certain of our nonbank subsidiaries, and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. Our subsidiaries may not be able to generate sufficient cash flows from operations, or we may be unable to obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

The Company owns an office building at 11201 USA Parkway, Fishers, Indiana 46037 with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. This building houses our principal executive offices of the Company and the Bank.

The Bank is currently leasing all of the office space at the Fishers property. The lease is currently scheduled to expire on May 31, 2021 and provides for monthly rent in the amount of $18.50 per square foot.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The loan was originally scheduled to mature in March 2014 and had been extended annually through March 2016. In February 2017, the Company entered into an amendment that, among other things, reduced the principal amount of the loan to $3.6 million, following a $0.4 million principal repayment, and extended its maturity to March 6, 2020. Amounts borrowed under the loan bear interest at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum, and the loan requires a $0.3 million payment to principal per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan is secured by a first priority mortgage and lien on the property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.
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

As of March 8, 2019, the Company had 10,132,234 shares of common stock issued and outstanding, and there were 120 holders of record of common stock.

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2018 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of December 31, 2018, the Company had $35.0 million principal amount of subordinated debt. The agreements under which the subordinated debt was issued prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred and be continuing an event of default under the applicable agreement. Although we are currently not in default, if an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

Issuer Purchases of Equity Securities

On December 18, 2018 the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2019. Under this program, the Company has repurchased 61,183 shares of common stock through March 8, 2019, at an average price of $21.00, for a total investment of $1.3 million. The following table presents information with respect to purchases of the Company's common stock made during the fourth quarter of fiscal 2018 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Programs
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	10,897	19.83	10,897	9,784
Total	10,897		10,897

Stock Performance Graph

The following graph compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the SNL Small Cap U.S. Bank Index. The SNL Small Cap U.S. Bank Index is comprised of publicly traded banking institutions with market capitalizations of between $250 million and $1 billion. First Internet Bancorp is included in the SNL Small Cap U.S. Bank Index.

The following table assumes $100 invested on December 31, 2013 in First Internet Bancorp, the Nasdaq Composite Index and the SNL Small Cap U.S. Bank Index, and assumes that dividends are reinvested.

	December 31,
	2013	2014	2015	2016	2017	2018
First Internet Bancorp	$100.00	$75.36	$130.42	$146.86	$176.41	$95.31
Nasdaq Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Small Cap U.S. Bank Index	100.00	105.40	115.43	163.66	171.65	153.83

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

(dollars in thousands, except per share data)	At or for the Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$3,541,692	$2,767,687	$1,854,335	$1,269,870	$970,503
Cash and cash equivalents	188,712	47,981	39,452	25,152	28,289
Loans	2,716,228	2,091,193	1,250,789	953,859	732,426
Loans held-for-sale	18,328	51,407	27,101	36,518	34,671
Total securities	504,095	492,484	473,371	213,698	137,518
Deposits	2,671,351	2,084,941	1,462,867	956,054	758,598
Tangible common equity [1]	284,048	219,440	149,255	99,643	92,098
Total shareholders’ equity	288,735	224,127	153,942	104,330	96,785

Income Statement Data:
Interest income	$115,467	$84,697	$58,899	$41,447	$31,215
Interest expense	53,200	30,715	19,210	10,694	8,928
Net interest income	62,267	53,982	39,689	30,753	22,287
Provision for loan losses	3,892	4,872	4,330	1,946	349
Net interest income after provision for loan losses	58,375	49,110	35,359	28,807	21,938
Noninterest income	8,760	10,541	14,077	10,141	7,174
Noninterest expense	43,183	36,723	31,451	25,283	22,662
Income before income taxes	23,952	22,928	17,985	13,665	6,450
Income tax provision	2,052	7,702	5,911	4,736	2,126
Net income	$21,900	$15,226	$12,074	$8,929	$4,324

Per Share Data:
Net income
Basic	$2.31	$2.14	$2.32	$1.97	$0.96
Diluted	$2.30	$2.13	$2.30	$1.96	$0.96
Book value per common share	$28.39	$26.65	$23.76	$23.28	$21.80
Tangible book value per common share [1]	$27.93	$26.09	$23.04	$22.24	$20.74
Weighted average common shares outstanding
Basic	9,490,506	7,118,628	5,211,209	4,528,528	4,497,007
Diluted	9,508,653	7,149,302	5,239,082	4,554,219	4,507,995
Common shares outstanding at end of period	10,170,778	8,411,077	6,478,050	4,481,347	4,439,575
Dividends declared per share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividend payout ratio [2]	10.43%	11.27%	10.43%	12.24%	25.00%
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Dividends per share divided by diluted earnings per share.

	At or for the Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	0.72%	0.66%	0.74%	0.81%	0.50%
Return on average shareholders’ equity	8.44%	8.54%	9.74%	8.89%	4.61%
Return on average tangible common equity [1]	8.60%	8.77%	10.12%	9.33%	4.85%
Net interest margin [2]	2.09%	2.39%	2.49%	2.85%	2.65%
Net interest margin FTE [1,3]	2.25%	2.57%	2.53%	2.87%	2.65%
Noninterest expense to average assets	1.41%	1.59%	1.93%	2.28%	2.60%

Asset Quality Ratios:
Nonperforming loans to total loans	0.03%	0.04%	0.09%	0.02%	0.04%
Nonperforming assets to total assets	0.10%	0.21%	0.31%	0.37%	0.50%
Nonperforming assets (including performing troubled debt restructurings) to total assets	0.11%	0.23%	0.35%	0.46%	0.62%
Allowance for loan losses to total loans	0.66%	0.72%	0.88%	0.88%	0.79%
Net charge-offs (recoveries) to average loans outstanding during period	0.04%	0.05%	0.15%	(0.07)%	0.00%
Allowance for loan losses to nonperforming loans	2,013.1%	1,784.3%	1,013.9%	5,000.6%	1,959.5%

Capital Ratios:
Total shareholders' equity to assets	8.15%	8.10%	8.30%	8.22%	9.97%
Tangible common equity to tangible assets [1]	8.03%	7.94%	8.07%	7.88%	9.54%
Tier 1 leverage ratio [4]	9.00%	8.45%	8.65%	8.28%	9.87%
Common equity tier 1 capital ratio [4,5]	12.39%	11.43%	11.54%	10.11%	N/A
Tier 1 capital ratio [4]	12.39%	11.43%	11.54%	10.11%	12.55%
Total risk-based capital ratio [4]	14.53%	14.07%	15.01%	12.25%	13.75%

Other Data:
Full-time equivalent employees	201	206	192	152	143
Number of banking and loan production offices	2	2	2	3	4
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Net interest margin is net interest income divided by average earning assets.

[3]
On an FTE basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, 2016, 2015 and 2014. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team, established in early 2017, provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Healthcare finance was established in the second quarter of 2017 in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. Initial efforts within healthcare finance have primarily focused on the West Coast with plans to expand nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

Results of Operations

Refer to Item 6 of this report for a summary of the Company's financial performance for the five most recent years.

During the twelve months ended December 31, 2018, net income was $21.9 million, or $2.30 per diluted share, compared to net income of $15.2 million, or $2.13 per diluted share, for the twelve months ended December 31, 2017 and net income of $12.1 million, or $2.30 per diluted share, for the twelve months ended December 31, 2016.

The $6.7 million increase in net income for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 was due primarily to an $8.3 million increase in net interest income, a $5.7 million decrease in income tax expense and a $1.0 million decrease in provision for loan losses, but was partially offset by a $6.5 million increase in noninterest expense and a $1.8 million decrease in noninterest income.

The increase in net income of $3.2 million for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016 was due primarily to a $14.3 million increase in net interest income, but was partially offset by a $3.5 million decrease in noninterest income, a $5.3 million increase in noninterest expense, a $0.5 million increase in provision for loan losses and a $1.8 million increase in income tax expense.

During the twelve months ended December 31, 2018, return on average assets was 0.72%, compared to 0.66% for the twelve months ended December 31, 2017 and 0.74% for the twelve months ended December 31, 2016. During the twelve months ended December 31, 2018, return on average shareholders’ equity was 8.44%, compared to 8.54% for the twelve months ended December 31, 2017 and 9.74% for the twelve months ended December 31, 2016.

In 2018, the Company recorded a $2.4 million write-down of a commercial other real estate owned property that consists of two buildings. The revaluation of the other real estate owned was driven by deteriorating conditions in the market where the property is located and the commencement of a marketing strategy to move the property off the Company's balance sheet. As a result, this write-down decreased 2018 net income by $1.9 million and diluted earnings per share by $0.20. Adjusted for the write-down, 2018 net income was $23.8 million and diluted earnings per share was $2.50. The write-down also decreased return on average assets by 6 basis points (“bps”) and return on average shareholders' equity by 74 bps. Adjusted for the write-down, 2018 return on average assets was 0.78% and return on average shareholders' equity was 9.18%. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

In 2017, as a result of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s net deferred tax asset (“net DTA”) was revalued as of December 31, 2017. The value of the net DTA was reduced by $1.8 million with the amount of the reduction recognized as additional income tax expense in 2017.  Consequently, this revaluation decreased 2017 diluted earnings per share by $0.26.  Adjusted for the net DTA revaluation, 2017 net income was $17.1 million and diluted earnings per share were $2.39.  The revaluation also decreased return on average assets by 8 bps and return on average shareholders' equity by 104 bps. Adjusted for the net DTA revaluation, 2017 return on average assets was 0.74% and return on average shareholders' equity was 9.58%. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Twelve Months Ended
	December 31, 2018			December 31, 2017			December 31, 2016
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,382,504	$99,082	4.16%	$1,682,249	$70,465	4.19%	$1,144,687	$49,054	4.29%
Securities - taxable	391,958	10,630	2.71%	400,449	10,036	2.51%	315,661	7,326	2.32%
Securities - non-taxable	94,072	2,810	2.99%	95,694	2,786	2.91%	64,899	1,856	2.86%
Other earning assets	116,074	2,945	2.54%	79,461	1,410	1.77%	71,140	663	0.93%
Total interest-earning assets	2,984,608	115,467	3.87%	2,257,853	84,697	3.75%	1,596,387	58,899	3.69%

Allowance for loan losses	(16,097)			(12,964)			(9,808)
Noninterest earning-assets	86,713			68,580			43,221
Total assets	$3,055,224			$2,313,469			$1,629,800

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$90,229	$583	0.65%	$89,081	$488	0.55%	$82,533	$452	0.55%
Regular savings accounts	51,333	585	1.14%	39,393	342	0.87%	27,174	158	0.58%
Money market accounts	544,802	8,803	1.62%	415,910	4,227	1.02%	360,976	2,563	0.71%
Certificates and brokered deposits	1,585,673	32,513	2.05%	1,169,219	18,918	1.62%	817,348	12,680	1.55%
Total interest-bearing deposits	2,272,037	42,484	1.87%	1,713,603	23,975	1.40%	1,288,031	15,853	1.23%
Other borrowed funds	468,411	10,716	2.29%	376,470	6,740	1.79%	183,410	3,357	1.83%
Total interest-bearing liabilities	2,740,448	53,200	1.94%	2,090,073	30,715	1.47%	1,471,441	19,210	1.31%
Noninterest-bearing deposits	45,562			35,043			28,472
Other noninterest-bearing liabilities	9,798			10,141			5,864
Total liabilities	2,795,808			2,135,257			1,505,777

Shareholders' equity	259,416			178,212			124,023
Total liabilities and shareholders' equity	$3,055,224			$2,313,469			$1,629,800

Net interest income		$62,267			$53,982			$39,689

Interest rate spread[1]			1.93%			2.28%			2.38%
Net interest margin[2]			2.09%			2.39%			2.49%
Net interest margin - FTE[3]			2.25%			2.57%			2.53%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets
3 On a fully-taxable equivalent ("FTE") basis assuming a 21% tax rate in 2018 and a 35% tax rate in 2017 and 2016. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2018 vs. December 31, 2017 Due to Changes in			Twelve Months Ended December 31, 2017 vs. December 31, 2016 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$29,126	$(509)	$28,617	$22,580	$(1,169)	$21,411
Securities – taxable	(212)	806	594	2,077	633	2,710
Securities – non-taxable	(49)	73	24	897	33	930
Other earning assets	789	746	1,535	85	662	747
Total	29,654	1,116	30,770	25,639	159	25,798

Interest expense
Interest-bearing deposits	9,117	9,392	18,509	5,726	2,396	8,122
Other borrowed funds	1,855	2,121	3,976	3,458	(75)	3,383
Total	10,972	11,513	22,485	9,184	2,321	11,505

Increase (decrease) in net interest income	$18,682	$(10,397)	$8,285	$16,455	$(2,162)	$14,293

2018 v. 2017

Net interest income for the twelve months ended December 31, 2018 was $62.3 million, an increase of $8.3 million, or 15.3%, compared to $54.0 million for the twelve months ended December 31, 2017. The increase in net interest income was the result of a $30.8 million, or 36.3%, increase in total interest income to $115.5 million for the twelve months ended December 31, 2018 compared to $84.7 million for the twelve months ended December 31, 2017. The increase in total interest income was partially offset by a $22.5 million, or 73.2%, increase in total interest expense to $53.2 million for the twelve months ended December 31, 2018 compared to $30.7 million for the twelve months ended December 31, 2017.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $700.3 million, or 41.6%, in the average balance of loans, including loans held-for-sale, for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, as well as an increase of $36.6 million in the average balance of other earning assets and a 77 basis point ("bp") increase in the yield earned on other earning assets. The increase in total interest income was also due to a 19 bp increase in the yield earned on the securities portfolio, partially offset by a $10.1 million, or 2.0%, decrease in the average balance of securities and a decline in the yield earned on loans, including loans held-for-sale, of 3 bps.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $558.4 million, or 32.6%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, and an increase of 47 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $91.9 million, or 24.4%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 and an increase of 50 bps in the cost of other borrowed funds.

Net interest margin was 2.09% for the twelve months ended December 31, 2018 compared to 2.39% for the twelve months ended December 31, 2017. The decrease in net interest margin was primarily due to a 47 bp increase in the cost of interest-bearing liabilities, partially offset by a 12 bp increase in the yield on total interest-earning assets.  The increase in the cost of total interest-bearing liabilities was due primarily to an increase in average certificates and brokered deposits and money market balances and an increase in the related costs of those deposits.  The increase in the cost of these deposits was due primarily to the rise of short-term market interest rates throughout 2018. The increase in the yield on interest-earning assets was due primarily to increases in the yields earned on securities and other earning assets, partially offset by a decrease in the yield earned on loans. The decrease in the yield earned on loans was due primarily to continued strong growth in the public finance portfolio, which typically has lower tax-exempt interest rates, partially offset by higher yields in other commercial loan categories and residential mortgage loans resulting form higher market interest rates.

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

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $537.6 million, or 47.0%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from an increase of $115.6 million, or 30.4%, in the average balance of securities for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016. The increase in total interest income was also due to a 17 bp increase in the yield earned on the securities portfolio, partially offset by a decline of 10 bps in the yield earned on loans, including loans held-for-sale.

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

Net interest margin was 2.39% for the twelve months ended December 31, 2017 compared to 2.49% for the twelve months ended December 31, 2016. The decrease in net interest margin was primarily due to a 16 bp increase in the cost of interest-bearing liabilities, partially offset by a 6 bp increase in the yield on total interest-earning assets. The increase in the cost of total interest-bearing liabilities was primarily due to an increase in average certificates of deposits, money market balances and other borrowed funds and an increase in the related costs of those deposits. The increase in the yield on interest-earning assets was due primarily to increases in the yields earned on securities and other earning assets, partially offset by a decrease in the yield earned on loans. The decrease in the yield earned on loans was due primarily to strong growth in the public finance portfolio which typically has lower tax-exempt interest rates.

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2018	2017	2016	2015	2014
Service charges and fees	$934	$888	$818	$764	$707
Mortgage banking activities	5,718	7,836	12,398	9,000	5,609
Gain on sale of loans	503	395	—	—	—
Other	1,605	1,422	861	377	858
Total noninterest income	$8,760	$10,541	$14,077	$10,141	$7,174

2018 v. 2017

During the twelve months ended December 31, 2018, noninterest income totaled $8.8 million, representing a decrease of $1.8 million, or 16.9%, compared to $10.5 million for the twelve months ended December 31, 2017. The decrease in noninterest income was primarily driven by a decrease of $2.1 million, or 27.0%, in mortgage banking activities, partially offset by gains on sale of loans and other noninterest income. The decrease in revenue from mortgage banking activities was due primarily to decreases in mortgage held-for-sale ("HFS") origination and sales volumes, due to a decline in mortgage refinance activity, and a decrease in gain on sale margin.

2017 v. 2016

During the twelve months ended December 31, 2017, noninterest income totaled $10.5 million, representing a decrease of $3.5 million, or 25.1%, compared to $14.1 million for the twelve months ended December 31, 2016. The decrease in noninterest income was primarily driven by a decrease of $4.6 million, or 36.8%, in mortgage banking activities, partially offset by gains on sale of loans and other noninterest income. The decrease in revenue from mortgage banking activities was due primarily to decreases in mortgage held-for-sale HFS origination and sales volumes. During 2017, portfolio mortgage originations increased relative to the comparable period in 2016 while mortgage HFS volume declined, contributing to the decline in revenue from mortgage banking activities. The increase in gain on sale of loans was due to the sale of $24.7 million of single tenant lease financing loans, which was the first sale of this loan type in the Company's history. The increase in other noninterest income was due primarily to a $0.4 million increase in income from bank-owned life insurance and a $0.4 million increase in income from subleasing the Company's former corporate office.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2018	2017	2016	2015	2014
Salaries and employee benefits	$23,174	$21,164	$17,387	$14,271	$12,348
Marketing, advertising and promotion	2,468	2,393	1,823	1,756	1,455
Consulting and professional services	3,055	3,091	3,143	2,374	1,902
Data processing	1,233	971	1,127	1,016	995
Loan expenses	942	1,027	891	631	626
Premises and equipment	4,996	4,183	3,699	2,768	2,937
Deposit insurance premium	1,956	1,410	1,159	643	591
Write-down of other real estate owned	2,423	—	—	—	—
Other	2,936	2,484	2,222	1,824	1,808
Total noninterest expense	$43,183	$36,723	$31,451	$25,283	$22,662

2018 v. 2017

Noninterest expense for the twelve months ended December 31, 2018 was $43.2 million, compared to $36.7 million for the twelve months ended December 31, 2017. The increase of $6.5 million, or 17.6%, compared to the twelve months ended December 31, 2017 was primarily due to a $2.4 million write-down of other real estate owned, a $2.0 million increase in salaries and employee benefits, a $0.8 million increase in premises and equipment expenses and a $0.5 million increase in deposit insurance premium expenses. The write-down of other real estate owned was due to the revaluation of one commercial property, consisting of two buildings, driven by deteriorating conditions in the market where the properties are located and the commencement of a marketing strategy to move the property off the Company's balance sheet. The increase in salaries and benefits was primarily due to changes in employee mix.  Although the number of full-time employees decreased from 2017, recent hires in the Company’s commercial lending verticals and support areas were generally in higher skill positions and led to an increase in employee salary and equity compensation expense.  Additionally, the Company experienced an increase in benefits expense, primarily related to higher medical, prescription drug and dental insurance claims.  These increases were partially offset by a decrease in bonus expense primarily related to a reduction in senior management incentive compensation due to 2018 financial performance being below the targets established under the Company’s Annual Bonus Plan for 2018. The increase in premises and equipment was primarily due to technology-related expenses and the increase in deposit insurance premium was due primarily to the Company's year-over-year asset growth, which impacts the formula used by the FDIC to calculate deposit insurance.

2017 v. 2016

Noninterest expense for the twelve months ended December 31, 2017 was $36.7 million, compared to $31.5 million for the twelve months ended December 31, 2016. The increase of $5.3 million, or 16.8%, compared to the twelve months ended December 31, 2016 was primarily due to increases of $3.8 million in salaries and employee benefits, $0.6 million in marketing, advertising and promotion expenses, $0.5 million in premises and equipment expenses, $0.5 million in other and $0.3 million in deposit insurance premium expenses. The increase in salaries and employee benefits was driven primarily by merit compensation increases; personnel growth; higher claims experience related to medical, prescription drug and dental insurance; and equity compensation expense. The increase in marketing, advertising and promotion expenses was driven primarily by digital marketing initiatives and higher mortgage lead generation costs. The increase in premises and equipment was due primarily to technology-related expenses. The increase in other was due primarily to repairs and maintenance expenses related to commercial OREO and the increase in deposit insurance premium was due primarily to the Company's year-over-year asset growth, which impacts the formula used by the FDIC to calculate deposit insurance.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2018	2017	2016	2015	2014
Statutory rate times pre-tax income	$5,030	$8,025	$6,115	$4,646	$2,193
Add (subtract) the tax effect of:
Income from tax-exempt securities and loans	(3,833)	(2,512)	(635)	(132)	(31)
State income taxes, net of federal tax effect	1,164	693	567	154	63
Bank-owned life insurance	(200)	(318)	(159)	(137)	(132)
Net deferred tax asset revaluation	—	1,846	—	—	—
Tax credits	(180)	—	—	—	—
Other differences	71	(32)	23	205	33
Income tax expense	$2,052	$7,702	$5,911	$4,736	$2,126

2018 v. 2017

The Company recognized income tax expense of $2.1 million in 2018, resulting in an effective tax rate of 8.6%, compared to $7.7 million and an effective tax rate of 33.6% in 2017. The Company's federal statutory tax rate was 21% in 2018 and 35% in 2017. In 2018, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans issued by or securities made to governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. In 2017, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes and the net deferred tax asset revaluation as a result of the Tax Act as discussed further in the paragraph below. Excluding the impact of the net deferred tax asset revaluation, income tax expense in 2017 was $5.9 million and the effective tax rate was 25.5%. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

On December 22, 2017, the Tax Act was signed into law, significantly reforming the Internal Revenue Code. The Tax Act, among other things, reduced the federal corporate tax rate from 35% to 21%. The reduction of the corporate tax rate resulted in a $1.8 million reduction to our net deferred tax asset in 2017.

2017 v. 2016

The Company recognized income tax expense of $7.7 million in 2017, resulting in an effective tax rate of 33.6%, compared to $5.9 million and an effective tax rate of 32.6% in 2016. The federal statutory tax rate was 35% in 2017 and 34% in 2016. In 2017, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes and the net deferred tax asset revaluation as a result of the Tax Act, as discussed in the paragraph above. In 2016, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain securities issued by or loans made to governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income in 2016.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
Total assets	$3,541,692	$2,767,687	$1,854,335	$1,269,870	$970,503
Loans	2,716,228	2,091,193	1,250,789	953,859	732,426
Total securities	504,095	492,484	473,371	213,698	137,518
Loans held-for-sale	18,328	51,407	27,101	36,518	34,671
Noninterest-bearing deposits	43,301	44,686	31,166	23,700	21,790
Interest-bearing deposits	2,628,050	2,040,255	1,431,701	932,354	736,808
Total deposits	2,671,351	2,084,941	1,462,867	956,054	758,598
Advances from Federal Home Loan Bank	525,153	410,176	189,981	190,957	106,897
Total shareholders' equity	288,735	224,127	153,942	104,330	96,785

Total assets increased $774.0 million, or 28.0%, to $3.5 billion as of December 31, 2018 as compared to $2.8 billion as of December 31, 2017. Balance sheet expansion during 2018 was funded by deposit growth of $586.4 million, or 28.1%, and supplemented with advances from the FHLB, which increased $115.0 million, or 28.0%. This funding was primarily deployed to support loan growth of $625.0 million, or 29.9%. To support balance sheet expansion, in June 2018, the Company completed an underwritten public offering of 1,730,750 shares of its common stock at a price of $33.25 per share. The Company received net proceeds of approximately $54.3 million after deducting underwriting discounts and commissions and offering expenses.

Loan Portfolio Analysis

The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2018		2017		2016		2015		2014
Commercial loans
Commercial and industrial	$114,382	4.2%	$122,940	5.9%	$102,437	8.2%	$102,000	10.7%	$77,232	10.5%
Owner-occupied commercial real estate	87,962	3.2%	75,768	3.6%	57,668	4.6%	44,462	4.7%	34,295	4.7%
Investor commercial real estate	5,391	0.2%	7,273	0.4%	13,181	1.0%	16,184	1.7%	22,069	3.0%
Construction	39,916	1.5%	49,213	2.4%	53,291	4.3%	45,898	4.8%	24,883	3.4%
Single tenant lease financing	919,440	33.8%	803,299	38.4%	606,568	48.5%	374,344	39.2%	192,608	26.3%
Public finance	706,342	26.0%	438,341	21.0%	—	0.0%	—	0.0%	—	0.0%
Healthcare finance	117,007	4.4%	31,573	1.5%	—	0.0%	—	0.0%	—	0.0%
Total commercial loans	1,990,440	73.3%	1,528,407	73.2%	833,145	66.6%	582,888	61.1%	351,087	47.9%
Consumer loans
Residential mortgage	399,898	14.7%	299,935	14.3%	205,554	16.4%	214,559	22.5%	220,612	30.1%
Home equity	28,735	1.1%	30,554	1.5%	35,036	2.8%	43,279	4.5%	58,434	8.0%
Other consumer	279,771	10.3%	227,533	10.8%	173,449	13.9%	108,312	11.4%	97,094	13.3%
Total consumer loans	708,404	26.1%	558,022	26.6%	414,039	33.1%	366,150	38.4%	376,140	51.4%
Total commercial and consumer loans	2,698,844	99.4%	2,086,429	99.8%	1,247,184	99.7%	949,038	99.5%	727,227	99.3%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	17,384	0.6%	4,764	0.2%	3,605	0.3%	4,821	0.5%	5,199	0.7%
Total loans	2,716,228	100.0%	2,091,193	100.0%	1,250,789	100.0%	953,859	100.0%	732,426	100.0%
Allowance for loan losses	(17,896)		(14,970)		(10,981)		(8,351)		(5,800)
Net loans	$2,698,332		$2,076,223		$1,239,808		$945,508		$726,626

1 Includes carrying value adjustments of $5.0 million, $0.3 million, $0.0 million, $0.0 million and $0.0 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively, related to interest rate swaps associated with public finance loans.

The Company continued to experience strong loan growth as total loans rose to $2.7 billion as of December 31, 2018, an increase of $625.0 million, or 29.9%, compared to December 31, 2017. During 2017, the Company launched its public finance lending efforts and established a strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, which provides loans for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. In 2018, both of these initiatives contributed to the increase in total loans as public finance and healthcare finance balances were $706.3 million and $117.0 million, respectively, at December 31, 2018. Single tenant lease financing had sustained production with balances increasing $116.1 million, or 14.5%, during 2018 as market conditions for this product remained favorable and the Company expanded its relationships with borrowers and financing partners. Residential mortgage balances increased $100.0 million, or 33.3%, during 2018 due primarily to growth in the Company's local residential construction-to-permanent loan origination efforts. Additionally, other consumer loans increased $52.2 million, or 23.0%, during 2018 due to increased originations in horse trailer and recreational vehicle loans.

The Company completed sales of single tenant lease financing loans, totaling $41.1 million in the aggregate in 2018, resulting in a gain of $0.5 million, and totaling $24.7 million in the aggregate in 2017, resulting in a gain of $0.4 million. The Company also completed sales of portfolio mortgage loans, which consisted of jumbo fixed and adjustable rate mortgages, and supplemented its conventional held-for-sale mortgage production during 2017. These sales totaled $42.3 million in the aggregate in 2017 and resulted in a $0.3 million gain.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals of the outstanding loans in our portfolio as of December 31, 2018.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$34,382	$23,076	$29,942	$26,982	$114,382
Owner-occupied commercial real estate	4,368	10,858	38,835	33,901	87,962
Investor commercial real estate	2,778	1,838	319	456	5,391
Construction	25,349	13,142	96	1,329	39,916
Single tenant lease financing	15,719	95,798	130,444	677,479	919,440
Public finance	—	307	10,585	695,450	706,342
Healthcare finance	681	11	103	116,212	117,007
Total commercial loans	83,277	145,030	210,324	1,551,809	1,990,440
Consumer loans
Residential mortgage	1,659	2,489	81	395,669	399,898
Home equity	5,192	38	8,323	15,182	28,735
Other consumer	1,962	9,867	20,753	247,189	279,771
Total consumer loans	8,813	12,394	29,157	658,040	708,404
Total commercial and consumer loans	$92,090	$157,424	$239,481	$2,209,849	$2,698,844
The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2018. Beginning in 2017, the Company began hedging certain long-term fixed rate loans with interest rate swaps. Refer to Note 17 to the Company's consolidated financial statements for further information on derivative financial instruments. The following table does not include the effect of interest rate swaps on fixed-rate loans that have been hedged.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Predetermined rates	$34,538	$125,992	$216,272	$1,893,857	$2,270,659
Variable rate	57,552	31,432	23,209	315,992	428,185
Total commercial and consumer loans	$92,090	$157,424	$239,481	$2,209,849	$2,698,844

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Company’s legal lending limit, the maximum the Bank could lend to any one borrower at December 31, 2018 was $45.6 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial loans:
Commercial and industrial	195	—	—	—	—
Owner-occupied commercial real estate	325	—	—	—	—
Total commercial loans	520	—	—	—	87
Consumer loans:
Residential mortgage	175	724	1,024	103	25
Home equity	55	83	—	—	—
Other consumer	42	32	59	64	123
Total consumer loans	272	839	1,083	167	148
Total nonaccrual loans	792	839	1,083	167	235

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	97	—	—	—	57
Other consumer	—	—	—	—	4
Total consumer loans	97	—	—	—	61
Total past due 90 days and accruing loans	97	—	—	—	61

Total nonperforming loans	889	839	1,083	167	296

Other real estate owned
Investor commercial real estate	2,066	4,488	4,488	4,488	4,488
Residential mortgage	553	553	45	—	—
Total other real estate owned	2,619	5,041	4,533	4,488	4,488

Other nonperforming assets	—	12	85	85	82

Total nonperforming assets	$3,508	$5,892	$5,701	$4,740	$4,866

Total nonperforming loans to total loans	0.03%	0.04%	0.09%	0.02%	0.04%
Total nonperforming assets to total assets	0.10%	0.21%	0.31%	0.37%	0.50%

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2018	2017	2016	2015	2014
Troubled debt restructurings – nonaccrual	$—	$—	$—	$—	$5
Troubled debt restructurings – performing	410	473	757	1,115	1,125
Total troubled debt restructurings	$410	$473	$757	$1,115	$1,130

Total nonperforming assets decreased $2.4 million, or 40.5%, from December 31, 2017. The decrease in total nonperforming assets was due primarily to a $2.4 million write-down of one commercial other real estate owned property. The revaluation of the other real estate owned was driven by deteriorating conditions in the market where the property is located and the commencement of a marketing strategy to move the property off the Company's balance sheet. Total nonperforming loans increased less than $0.1 million compared to December 31, 2017. The ratio of nonperforming loans to total loans decreased to 0.03% as of December 31, 2018 compared to 0.04% as of December 31, 2017. The ratio of nonperforming assets to total assets decreased to 0.10% as of December 31, 2018 compared to 0.21% as of December 31, 2017.

As of December 31, 2018 and December 31, 2017, the Company had the one aforementioned commercial property in other real estate owned with a carrying value of $2.1 million and $4.5 million, respectively. This balance primarily consists of a property with two buildings which are residential units adjacent to a university campus. As of December 31, 2018 and 2017, the Company had one residential property in other real estate owned with a carrying value of $0.6 million.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$14,970	$10,981	$8,351	$5,800	$5,426
Provision charged to expense	3,892	4,872	4,330	1,946	349
Losses charged off
Commercial and industrial	(92)	(271)	(1,582)	—	(14)
Residential mortgage	(9)	(116)	(134)	(185)	(247)
Home equity	—	—	(33)	—	—
Other consumer	(1,176)	(895)	(440)	(451)	(596)
Total losses charged off	(1,277)	(1,282)	(2,189)	(636)	(857)
Recoveries
Commercial and industrial	3	69	187	—	—
Investor commercial real estate	—	—	—	500	460
Residential mortgage	5	4	30	407	38
Home equity	16	23	13	1	—
Other consumer	287	303	259	333	384
Total recoveries	311	399	489	1,241	882
Balance, end of period	$17,896	$14,970	$10,981	$8,351	$5,800

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

The allowance for loan losses was $17.9 million as of December 31, 2018, compared to $15.0 million as of December 31, 2017. The increase of $2.9 million, or 19.5%, was due primarily to the continued growth in loan balances. During the twelve months ended December 31, 2018, the Company recorded net charge-offs of $1.0 million, compared to net charge-offs of $0.9 million during the twelve months ended December 31, 2017.

The allowance for loan losses as a percentage of total loans was 0.66% as of December 31, 2018 compared to 0.72% as of December 31, 2017, and increased as a percentage of nonperforming loans to 2,013.1% as of December 31, 2018, from to 1,784.3% as of December 31, 2017. The decrease in the allowance for loan losses as a percentage of total loans was due primarily to the growth in the public finance loan portfolio, and, to a lesser extent, residential mortgage loans, as these loan categories have lower loss reserve factors than other loan types.

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

The Company periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2018, the unrealized losses in the Company’s investment securities portfolio were due primarily to interest rate changes. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2018, the Company did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2018	2017	2016	2015	2014
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$133,424	$92,599	$38,093	$13,680
Municipal securities	97,090	97,370	97,647	21,091	—
Mortgage-backed securities	251,492	215,452	238,354	113,948	117,134
Asset-backed securities	5,002	5,000	19,470	19,444	4,913
Corporate securities	36,678	27,111	20,000	20,000	—
Other securities	—	3,000	3,000	3,000	2,000
Total securities available-for-sale	499,893	481,357	471,070	215,576	137,727
Securities held-to-maturity
Municipal securities	10,157	10,164	10,171	—	—
Corporate securities	12,593	9,045	6,500	—	—
Total securities held-to-maturity	22,750	19,209	16,671	—	—
Total securities	$522,643	$500,566	$487,741	$215,576	$137,727

	December 31,
Approximate Fair Value	2018	2017	2016	2015	2014
Securities available-for-sale
U.S. Government-sponsored agencies	$107,585	$133,190	$91,896	$37,750	$13,552
Municipal securities	92,506	96,377	91,886	21,469	—
Mortgage-backed securities	242,912	209,720	231,641	113,052	117,048
Asset-backed securities	4,859	5,009	19,534	19,361	4,912
Corporate securities	33,483	26,047	18,811	19,087	—
Other securities	—	2,932	2,932	2,979	2,006
Total securities available-for-sale	481,345	473,275	456,700	213,698	137,518
Securities held-to-maturity
Municipal securities	9,801	9,847	9,673	—	—
Corporate securities	12,617	9,236	6,524	—	—
Total securities held-to-maturity	22,418	19,083	16,197	—	—
Total securities	$503,763	$492,358	$472,897	$213,698	$137,518

The approximate fair value of investment securities available-for-sale increased $8.1 million, or 1.7%, to $481.3 million as of December 31, 2018 compared to $473.3 million as of December 31, 2017. The increase was due primarily to increases of $33.2 million in mortgage-backed securities and $7.4 million in corporate securities. The increase in mortgage-backed securities was driven by purchases as excess liquidity was deployed, partially offset by market value declines due to interest rate changes and principal amortization. Additional liquidity was also used to purchase corporate securities during 2018. These increases were offset by decreases of $25.6 million in U.S. Government-sponsored agencies, $3.9 million in municipal securities, $2.9 million in other securities and $0.2 million in asset-backed securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments. The decrease in the approximate fair value of municipal securities was primarily caused by interest rate changes. The decline in other securities was due to the reclassification of a mutual fund with a readily determinable fair value to other assets in accordance with the adoption of ASU 2016-01. As of December 31, 2018, the Company had securities with an amortized cost basis of $22.8 million designated as held-to-maturity compared to $19.2 million as of December 31, 2017.

Investment Maturities

The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2018.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies [1]	$—	0.00%	$290	(8.33)%	$19,756	2.42%	$89,585	2.89%	$109,631	2.77%
Municipal securities	—	0.00%	—	0.00%	19,930	2.55%	87,317	2.94%	107,247	2.87%
Mortgage-backed securities	—	0.00%	—	0.00%	36,026	2.08%	215,466	2.81%	251,492	2.76%
Asset-backed securities	—	0.00%	—	0.00%	5,002	4.29%	—	0.00%	5,002	4.29%
Corporate securities	—	0.00%	—	0.00%	39,271	3.69%	10,000	4.00%	49,271	3.76%
Total securities	$—	0.00%	$290	(8.33)%	$119,985	2.83%	$402,368	2.89%	$522,643	2.88%
___________________________________
1 The negative weighted average yield related to securities of U.S. Government-sponsored agencies with contractual maturities of more than 1 year to 5 years is due primarily to accelerated premium amortization resulting from principal prepayments.

Other Assets

During 2018, the Bank's subsidiary, SPF15, Inc., acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs.  Pursuant to a Land Acquisition Agreement among SPF15, Inc. (“SPF15”), the City of Fishers, Indiana (the “City”), and its Redevelopment Commission (the “RDC”), among others, the City agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs on or before December 31, 2018.  On December 17, 2018, the City approved a Project Agreement that replaced the Land Acquisition Agreement.  The Project Agreement extended the reimbursement deadline to October 30, 2019.  The Project Agreement makes additional financial incentives available to the Company for constructing an office building and associated parking garage on the property. The City has agreed to transfer two additional parcels of land to SPF15 consisting of approximately .75 acres and SPF15 has agreed to transfer certain parcels of land to the Fishers Town Hall Building Corporation and third parties in connection with the development of the property. Site demolition has commenced, enabling further evaluation of the site for construction of a multi-use development to include the Company’s future headquarters.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2018		2017		2016		2015		2014
Noninterest-bearing deposits	$43,301	1.6%	$44,686	2.1%	$31,166	2.1%	$23,700	2.5%	$21,790	2.9%
Interest-bearing demand deposits	121,055	4.5%	94,674	4.5%	93,074	6.4%	84,241	8.8%	74,238	9.8%
Regular savings accounts	38,489	1.4%	49,939	2.4%	27,955	1.9%	22,808	2.4%	20,776	2.7%
Money market accounts	528,533	19.9%	499,501	24.0%	340,240	23.3%	341,732	35.7%	267,046	35.2%
Certificates of deposits	1,292,883	48.4%	1,319,488	63.3%	964,819	65.9%	470,736	49.2%	361,202	47.6%
Brokered deposits	647,090	24.2%	76,653	3.7%	5,613	0.4%	12,837	1.4%	13,546	1.8%
Total	$2,671,351	100.0%	$2,084,941	100.0%	$1,462,867	100.0%	$956,054	100.0%	$758,598	100.0%

Total deposits increased $586.4 million, or 28.1%, to $2.7 billion as of December 31, 2018 as compared to $2.1 billion as of December 31, 2017. During 2018, brokered deposits increased $570.4 million, or 744.2%, money market accounts increased $29.0 million, or 5.8%, certificates of deposits decreased $26.6 million, or 2.0%, interest-bearing demand deposits increased $26.4 million, or 27.9%, and regular savings accounts decreased $11.5 million, or 22.9%. In 2018, brokered certificates of deposit were used as a funding source, as interest rates in the brokered market were, at times during the year, lower than in the institutional and commercial markets in which the Company competes for deposits. During 2018, the Company also began using brokered variable rate money market deposits to supplement organic deposit growth and converted $100.0 million of these deposits to longer-term fixed-rate structures using interest rate swaps to improve asset sensitivity and reduce long-term interest rate risk. Refer to Note 17 to the Company's consolidated financial statements for additional information about derivative financial instruments.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposits

(dollars in thousands)	December 31, 2018
Interest Rate:
1.00% – 1.99%	$369,898
2.00% – 2.99%	1,006,578
3.00% – 3.99%	75,851
Total	$1,452,327

Time Deposit Maturities at December 31, 2018

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
1.00% – 1.99%	$214,048	$41,870	$113,974	$6	$369,898	25.5%
2.00% – 2.99%	548,215	186,822	189,071	82,470	1,006,578	69.3%
3.00% – 3.99%	—	27,932	13,604	34,315	75,851	5.2%
Total	$762,263	$256,624	$316,649	$116,791	$1,452,327	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2018
Maturity Period:
3 months or less	$110,409
Over 3 through 6 months	91,261
Over 6 through 12 months	312,776
Over 12 months	314,827
Total	$829,273

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short-term advances from the FHLB to manage liquidity needs and longer-term advances to supplement balance sheet growth and manage interest rate risk. During 2018, the Company converted $110.0 million of short-term FHLB advances to longer term fixed-rate structures using interest rate swaps to improve asset sensitivity and reduce long-term interest rate risk. Refer to Note 17 to the Company's consolidated financial statements for additional information about derivative financial instruments. The following table is a summary of FHLB borrowings for the periods indicated.

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2016
Balance outstanding at end of period	$525,153	$410,176	$189,981
Average amount outstanding during period	433,211	339,823	164,606
Maximum outstanding at any month end during period	525,153	435,183	197,980

Weighted average interest rate at end of period	2.15%	1.50%	1.21%
Weighted average interest rate during period	1.92%	1.24%	1.20%

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2018, on a consolidated basis, the Company had $670.1 million in cash and cash equivalents and investment securities available-for-sale, and $18.3 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2018, the Bank had the ability to borrow an additional $528.3 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2018, the Company, on an unconsolidated basis, had $45.3 million in cash generally available for its cash needs.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2018, approved outstanding loan commitments, including unused lines of credit, amounted to $223.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2018 totaled $762.3 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

On December 18, 2018, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2019. The stock repurchase program may be modified, suspended or discontinued at any time at the discretion of the Board of Directors. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue in the future, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. There were 10,897 shares repurchased during 2018.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. In February 2017, the Company repaid $0.4 million of the principal balance and amended the loan to reduce the principal amount to $3.6 million and extend the maturity to March 6, 2020. Terms of the loan include a variable rate of interest equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum and an annual principal repayment of $0.3 million.

Reconciliation of Non-GAAP Financial Measures

This annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, average tangible common equity, return on average tangible common equity and the ratio of tangible common equity to tangible assets, net interest income - FTE, net interest margin - FTE, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders' equity, adjusted return on average tangible common equity, adjusted income tax provision and adjusted effective income tax rate are used by management to measure the strength of the Company's capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. Management also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table.

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
Total equity - GAAP	$288,735	$224,127	$153,942	$104,330	$96,785
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$284,048	$219,440	$149,255	$99,643	$92,098

Total assets - GAAP	$3,541,692	$2,767,687	$1,854,335	$1,269,870	$970,503
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$3,537,005	$2,763,000	$1,849,648	$1,265,183	$965,816

Total common shares outstanding	10,170,778	8,411,077	6,478,050	4,481,347	4,439,575

Book value per common share	$28.39	$26.65	$23.76	$23.28	$21.80
Effect of goodwill	(0.46)	(0.56)	(0.72)	(1.04)	(1.06)
Tangible book value per common share	$27.93	$26.09	$23.04	$22.24	$20.74

Total shareholders’ equity to assets ratio	8.15%	8.10%	8.30%	8.22%	9.97%
Effect of goodwill	(0.12)%	(0.16)%	(0.23)%	(0.34)%	(0.43)%
Tangible common equity to tangible assets ratio	8.03%	7.94%	8.07%	7.88%	9.54%

Total average equity - GAAP	$259,416	$178,212	$124,023	$100,428	$93,796
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$254,729	$173,525	$119,336	$95,741	$89,109

Return on average shareholders' equity	8.44%	8.54%	9.74%	8.89%	4.61%
Effect of goodwill	0.16%	0.23%	0.38%	0.44%	0.24%
Return on average tangible common equity	8.60%	8.77%	10.12%	9.33%	4.85%

Total interest income	$115,467	$84,697	$58,899	$41,447	$31,215
Adjustments:
Fully-taxable equivalent adjustments[1]	$5,010	$4,053	$1,090	$224	$49
Total interest income - FTE	$120,477	$88,750	$59,989	$41,671	$31,264

Net interest income	$62,267	$53,982	$39,689	$30,753	$22,287
Adjustments:
Fully-taxable equivalent adjustments[1]	5,010	4,053	1,090	224	49
Net interest income - FTE	$67,277	$58,035	$40,779	$30,977	$22,336

Net interest margin	2.09%	2.39%	2.49%	2.85%	2.65%
Effect of fully-taxable equivalent adjustments[1]	0.16%	0.18%	0.06%	0.02%	—%
Net interest margin - FTE	2.25%	2.57%	2.55%	2.87%	2.65%
1Assuming a 21% tax rate in 2018 and a 35% tax rate in 2017, 2016, 2015 and 2014

(dollars in thousands, except share and per share data)	At or for the Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
Income before income taxes - GAAP	$23,952	$22,928	$17,985	$13,665	$6,450
Adjustments:
Write-down of other real estate owned	2,423	—	—	—	—
Adjusted income before income taxes	$26,375	$22,928	$17,985	$13,665	$6,450

Income tax provision - GAAP	$2,052	$7,702	$5,911	$4,736	$2,126
Adjustments:
Write-down of other real estate owned	509	—	—	—	—
Net deferred tax asset revaluation		(1,846)	—	—	—
Adjusted income tax provision	$2,561	$5,856	$5,911	$4,736	$2,126

Net income - GAAP	$21,900	$15,226	$12,074	$8,929	$4,324
Adjustments:
Write-down of other real estate owned	1,914	—	—	—	—
Net deferred tax asset revaluation	—	1,846	—	—	—
Adjusted net income	$23,814	$17,072	$12,074	$8,929	$4,324

Diluted average common shares outstanding	9,508,653	7,149,302	5,239,082	4,554,219	4,507,995

Diluted earnings per share - GAAP	$2.30	$2.13	$2.30	$1.96	$0.96
Adjustments:
Effect of write-down of other real estate owned	0.20	—	—	—	—
Effect of net deferred tax asset revaluation	—	0.26	—	—	—
Adjusted diluted earnings per share	$2.50	$2.39	$2.30	$1.96	$0.96

Return on average assets	0.72%	0.66%	0.74%	0.81%	0.50%
Effect of write-down of other real estate owned	0.06%	0.00%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	0.08%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.78%	0.74%	0.74%	0.81%	0.50%

Return on average shareholders' equity	8.44%	8.54%	9.74%	8.89%	4.61%
Effect of write-down of other real estate owned	0.74%	0.00%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	1.04%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	9.18%	9.58%	9.74%	8.89%	4.61%

Return on average tangible common equity	8.60%	8.77%	10.12%	9.33%	4.85%
Effect of write-down of other real estate owned	0.75%	0.00%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	1.07%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	9.35%	9.84%	10.12%	9.33%	4.85%

Effective income tax rate	8.6%	33.6%	32.9%	34.7%	33.0%
Effect of write-down of other real estate owned	1.1%	0.0%	0.0%	0.0%	0.0%
Effect of net deferred tax asset revaluation	0.0%	(8.1)%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	9.7%	25.5%	32.9%	34.7%	33.0%

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2018 and December 31, 2017, the Company had interest rate swaps with notional amounts of $734.1 million and $141.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2018 and December 31, 2017, we had commitments to sell residential real estate loans of $32.5 million and $51.1 million, respectively. These contracts mature in less than one year. Refer to Note 17 to the Company's consolidated financial statements for additional information about derivative financial instruments.

Contractual Obligations

The following table presents significant fixed and determinable contractual obligations and significant commitments as of December 31, 2018. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	7	$921,743	$—	$—	$—	$921,743
Certificates of deposits and brokered certificates of deposits[1]	7	805,298	787,264	157,414	502	1,750,478
FHLB advances[1]	8	140,000	—	95,000	290,000	525,000
Subordinated debt[1]	9	—	—	—	35,000	35,000
Operating lease commitments	14	747	1,075	345	—	2,167
Total contractual obligations		$1,867,788	$788,339	$252,759	$325,502	$3,234,388
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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2018, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	+50 Basis Points	+100 Basis Points	+200 Basis Points
NII - next twelve months	(2.42)%	1.21%	2.41%	4.46%
NII - Year 2	(3.85)%	(0.62)%	(0.22)%	0.22%
EVE	2.85%	(3.89)%	(8.49)%	(17.69)%
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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Directors

Incorporated into this Item by reference is the information set forth under the caption “Proposal No. 1 – Election of Directors” in the Proxy Statement.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	65	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	49	Executive Vice President and Chief Financial Officer
Nicole S. Lorch	44	Executive Vice President and Chief Operating Officer
C. Charles Perfetti	74	Executive Vice President and Secretary

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

Audit Committee

Incorporated into this Item by reference is the information relating to our audit committee set forth in the Proxy Statement under the caption “Corporate Governance - Committees of the Board.”

Section 16(a) Beneficial Ownership Reporting Compliance

Incorporated into this Item by reference is the information relating to reports filed under Section 16(a) of the Exchange Act set forth in the Proxy Statement under the caption “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance.”

Corporate Governance

Incorporated into this Item by reference is the information relating to the procedures by which shareholders may recommend nominees to the board of directors set forth in the Proxy Statement under the caption “Corporate Governance” and “Shareholder Proposals for 2020 Annual Meeting.”

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
10.3
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan for awards on or before January 21, 2019 (incorporated by reference to Exhibit 10.2 to quarterly report on form 10-Q for the fiscal quarter ended March 31, 2017)*

10.5	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.6
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

10.7	Lease dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed March 11, 2013)
10.8
First Amendment to Office Lease dated as of July 1, 2015, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed August 5, 2015)

10.9
Second Amendment to Office Lease dated as of July 1, 2016, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed August 2, 2016)

10.10	Subordinated Debenture Purchase Agreement with Community BanCapital, L.P., dated June 28, 2013 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 5, 2013)
10.11	Subordinated Debenture dated June 28, 2013 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed July 5, 2013)

Exhibit No.	Description
10.12	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
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

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2019.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2019.

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
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 14, 2019

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp's (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 14, 2019, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Indianapolis, Indiana
March 14, 2019

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$7,080	$4,539
Interest-bearing demand deposits	181,632	43,442
Total cash and cash equivalents	188,712	47,981
Securities available-for-sale - at fair value (amortized cost of $499,893 in 2018 and $481,357 in 2017)	481,345	473,275
Securities held-to-maturity - at amortized cost (fair value of $22,418 in 2018 and $19,083 in 2017)	22,750	19,209
Loans held-for-sale (includes $18,328 in 2018 and $23,571 in 2017 at fair value)	18,328	51,407
Loans	2,716,228	2,091,193
Allowance for loan losses	(17,896)	(14,970)
Net loans	2,698,332	2,076,223
Accrued interest receivable	16,822	11,944
Federal Home Loan Bank of Indianapolis stock	23,625	19,575
Cash surrender value of bank-owned life insurance	36,059	35,105
Premises and equipment, net	10,697	10,058
Goodwill	4,687	4,687
Other real estate owned	2,619	5,041
Accrued income and other assets	37,716	13,182
Total assets	$3,541,692	$2,767,687

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$43,301	$44,686
Interest-bearing deposits	2,628,050	2,040,255
Total deposits	2,671,351	2,084,941
Advances from Federal Home Loan Bank	525,153	410,176
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,125 in 2018 and $1,274 in 2017	33,875	36,726
Accrued interest payable	1,108	311
Accrued expenses and other liabilities	21,470	11,406
Total liabilities	3,252,957	2,543,560
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 10,170,778 and 8,411,077 shares issued and outstanding in 2018 and 2017, respectively	227,587	172,043
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	77,689	57,103
Accumulated other comprehensive loss	(16,541)	(5,019)
Total shareholders’ equity	288,735	224,127
Total liabilities and shareholders’ equity	$3,541,692	$2,767,687

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Interest income
Loans	$99,082	$70,465	$49,054
Securities – taxable	10,630	10,036	7,326
Securities – non-taxable	2,810	2,786	1,856
Other earning assets	2,945	1,410	663
Total interest income	115,467	84,697	58,899
Interest expense
Deposits	42,484	23,975	15,853
Other borrowed funds	10,716	6,740	3,357
Total interest expense	53,200	30,715	19,210
Net interest income	62,267	53,982	39,689
Provision for loan losses	3,892	4,872	4,330
Net interest income after provision for loan losses	58,375	49,110	35,359
Noninterest income
Service charges and fees	934	888	818
Mortgage banking activities	5,718	7,836	12,398
Gain on sale of loans	503	395	—
Other	1,605	1,422	861
Total noninterest income	8,760	10,541	14,077
Noninterest expense
Salaries and employee benefits	23,174	21,164	17,387
Marketing, advertising and promotion	2,468	2,393	1,823
Consulting and professional fees	3,055	3,091	3,143
Data processing	1,233	971	1,127
Loan expenses	942	1,027	891
Premises and equipment	4,996	4,183	3,699
Deposit insurance premium	1,956	1,410	1,159
Write-down of other real estate owned	2,423	—	—
Other	2,936	2,484	2,222
Total noninterest expense	43,183	36,723	31,451
Income before income taxes	23,952	22,928	17,985
Income tax provision	2,052	7,702	5,911
Net income	$21,900	$15,226	$12,074
Income per share of common stock
Basic	$2.31	$2.14	$2.32
Diluted	2.30	2.13	2.30
Weighted-average number of common shares outstanding
Basic	9,490,506	7,118,628	5,211,209
Diluted	9,508,653	7,149,302	5,239,082
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$21,900	$15,226	$12,074
Other comprehensive income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(10,466)	6,280	(12,315)
Reclassification adjustment for losses (gains) realized	—	8	(177)
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(4,358)	—	—
Other comprehensive (loss) income before tax	(14,824)	6,288	(12,492)
Income tax (benefit) provision	(4,365)	2,039	(4,433)
Other comprehensive (loss) income - net of tax	(10,459)	4,249	(8,059)
Comprehensive income	$11,441	$19,475	$4,015

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2016	$72,559	$32,980	$(1,209)	$104,330
Net income	—	12,074	—	12,074
Other comprehensive loss	—	—	(8,059)	(8,059)
Dividends declared ($0.24 per share)	—	(1,350)	—	(1,350)
Net cash proceeds from common stock issuance	46,223	—	—	46,223
Recognition of the fair value of share-based compensation	736	—	—	736
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	30	—	—	30
Excess tax benefit on share-based compensation	49	—	—	49
Common stock redeemed for the net settlement of share-based awards	(91)	—	—	(91)
Balance, December 31, 2016	$119,506	$43,704	$(9,268)	$153,942
Net income	—	15,226	—	15,226
Other comprehensive income	—	—	4,249	4,249
Dividends declared ($0.24 per share)	—	(1,827)	—	(1,827)
Net cash proceeds from common stock issuance	51,636	—	—	51,636
Recognition of the fair value of share-based compensation	1,038	—	—	1,038
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	36	—	—	36
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, December 31, 2017	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)	—	1,063	(1,063)	—
Net income	—	21,900	—	21,900
Other comprehensive loss	—	—	(10,459)	(10,459)
Dividends declared ($0.24 per share)	—	(2,377)	—	(2,377)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Repurchase of common stock	(216)	—	—	(216)
Recognition of the fair value of share-based compensation	1,596	—	—	1,596
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	40	—	—	40
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, December 31, 2018	$227,587	$77,689	$(16,541)	$288,735

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2018-02 and ASU 2016-01. ASU 2018-02 increased retained earnings and accumulated other comprehensive loss by $1.1 million. ASU 2016-01 decreased retained earnings and accumulated other comprehensive loss by $0.1 million. See Note 21 to the consolidated financial statements for more information.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$21,900	$15,226	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,667	5,299	3,799
Write-down of other real estate owned	2,423	—	—
Increase in cash surrender value of bank-owned life insurance	(954)	(910)	(468)
Provision for loan losses	3,892	4,872	4,330
Share-based compensation expense	1,596	1,038	736
Loss (gain) from sale of available-for-sale securities	—	8	(177)
Loans originated for sale	(364,630)	(412,925)	(598,439)
Proceeds from sale of loans originated for sale	376,535	425,262	619,818
Gain on sale of loans	(6,605)	(8,170)	(12,462)
(Increase) decrease in fair value of loans held-for-sale	(57)	(638)	500
Loss (gain) on derivatives	501	577	(436)
Deferred income tax	978	(3,296)	3,544
Net change in other assets	(11,807)	(2,273)	(7,390)
Net change in other liabilities	(83)	554	1,041
Net cash provided by operating activities	29,356	24,624	26,470
Investing activities
Net loan activity, excluding sales and purchases	(463,528)	(870,181)	(247,957)
Net change in interest-bearing deposits	—	250	750
Purchase of bank owned life insurance	—	(10,000)	(11,000)
Proceeds from sales of other real estate owned	332	30	—
Net proceeds from sale of portfolio loans	41,916	67,696	—
Maturities of securities available-for-sale	62,507	68,342	42,616
Proceeds from sale of securities available-for-sale	—	9,192	49,430
Purchase of securities available-for-sale	(87,993)	(91,463)	(349,683)
Purchase of securities held-to-maturity	(3,554)	(2,550)	(16,672)
Purchase of Federal Home Loan Bank of Indianapolis stock	(4,050)	(10,665)	(315)
Purchase of premises and equipment	(2,219)	(1,517)	(3,173)
Loans purchased	(171,958)	(67,285)	(50,718)
Other investing activities	(10,166)	—	—
Net cash used in investing activities	(638,713)	(908,151)	(586,722)
Financing activities
Net increase in deposits	586,410	622,074	506,813
Cash dividends paid	(2,230)	(1,675)	(1,199)
Net proceeds from issuance of subordinated debt	—	—	23,757
Repayment of subordinated debt	(3,000)	—	—
Net proceeds from common stock issuance	54,334	51,636	46,223
Repurchase of common stock	(216)	—	—
Proceeds from advances from Federal Home Loan Bank	375,000	542,000	157,000
Repayment of advances from Federal Home Loan Bank	(260,000)	(321,806)	(158,000)
Other, net	(210)	(173)	(42)
Net cash provided by financing activities	750,088	892,056	574,552
Net increase in cash and cash equivalents	140,731	8,529	14,300
Cash and cash equivalents, beginning of year	47,981	39,452	25,152
Cash and cash equivalents, end of year	$188,712	$47,981	$39,452
Supplemental disclosures of cash flows information
Cash paid during the year for interest	$52,403	$30,516	$19,215
Cash paid during the year for taxes	485	6,568	5,894
Loans transferred to other real estate owned	227	648	45
Loans transferred to held-for-sale from portfolio	16,065	95,531	—
Cash dividends declared, not paid	611	504	388
Capital committed to Small Business Investment Company fund, not contributed	—	—	4,000
Transfer of mutual fund securities to other assets	2,932	—	—
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

JKH Realty Services, LLC was established August 20, 2012 as a single member LLC wholly owned by the Bank to manage other real estate owned properties as needed. First Internet Public Finance Corp., a wholly owned subsidiary of the Bank, was incorporated on March 6, 2017 and was established to provide municipal finance lending and leasing products to government entities and to purchase, manage, service, and safekeep municipal securities. SPF15, Inc., a wholly owned subsidiary of the Bank, was incorporated on August 31, 2018 and was formed to acquire and hold real estate.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s business activities are currently limited to one reporting unit and reportable segment, which is commercial banking.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for loan losses and income taxes and valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives, loans held-for-sale and other real estate owned.  Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2018 or 2017.

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

Revenue Recognition

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company's principal source of revenue is interest income from loans and leases and investment securities.

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

The Company also earns noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit account, debit card and mortgage banking. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

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

3.	All criticized, classified and impaired loans are tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less costs to sell; or

c.	The loan’s observable market price.

4.	All troubled debt restructurings (“TDR”) are considered impaired loans.

5.	Loans tested for impairment are removed from other pools to prevent layering (double-counting).

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

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on either the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or the current fair value of the collateral, less selling costs for collateral-dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific ALLL or charge-off to the ALLL. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the ALLL.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into interest rate lock commitments ("IRLCs") with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

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

The IRLCs and forward contracts are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2018 or 2017.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2015.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2018	2017	2016
Basic earnings per share
Net income available to common shareholders	$21,900	$15,226	$12,074
Weighted-average common shares	9,490,506	7,118,628	5,211,209
Basic earnings per common share	$2.31	$2.14	$2.32

Diluted earnings per share
Net income available to common shareholders	$21,900	$15,226	$12,074
Weighted-average common shares	9,490,506	7,118,628	5,211,209
Dilutive effect of warrants	—	6,120	11,026
Dilutive effect of equity compensation	18,147	24,554	16,847
Weighted-average common and incremental shares	9,508,653	7,149,302	5,239,082
Diluted earnings per common share	$2.30	$2.13	$2.30

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 10.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges.

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

Reclassifications

Certain reclassifications have been made to the 2017 and 2016 financial statements to conform to the 2018 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2018, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $32.2 million. In addition, approximately $5.4 million and $144.1 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2018 was $1.6 million.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2018 and 2017.

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$20	$(2,066)	$107,585
Municipal securities	97,090	90	(4,674)	92,506
Mortgage-backed securities	251,492	162	(8,742)	242,912
Asset-backed securities	5,002	—	(143)	4,859
Corporate securities	36,678	—	(3,195)	33,483
Total available-for-sale	$499,893	$272	$(18,820)	$481,345

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,157	$—	$(356)	$9,801
Corporate securities	12,593	80	(56)	12,617
Total held-to-maturity	$22,750	$80	$(412)	$22,418

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

The carrying value of securities at December 31, 2018 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	291	273
Five to ten years	62,119	59,805
After ten years	180,989	173,496
	243,399	233,574
Mortgage-backed securities	251,492	242,912
Asset-backed securities	5,002	4,859
Total	$499,893	$481,345

	Held-to-Maturity
	Amortized Cost	Fair Value
Five to ten years	$16,836	$16,698
After ten years	5,914	5,720
Total	$22,750	$22,418

Gross realized gains of $0.0 million, $0.0 million, and $0.2 million and gross realized losses of $0.0 million, $0.0 million, and $0.0 million resulting from sales of available-for-sale securities were recognized during the twelve months ended December 31, 2018, 2017, and 2016, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2018, the fair value of available-for-sale investment securities pledged as collateral was $445.8 million. The Company pledged the securities for various types of transactions, including FHLB advances, derivative financial instruments and to collateralize municipal deposits.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2018 and 2017 was $469.8 million and $354.6 million, which is approximately 93% and 72%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$69,798	$(893)	$33,511	$(1,173)	$103,309	$(2,066)
Municipal securities	23,747	(710)	59,938	(3,964)	83,685	(4,674)
Mortgage-backed securities	56,177	(529)	172,442	(8,213)	228,619	(8,742)
Asset-backed securities	4,859	(143)	—	—	4,859	(143)
Corporate securities	14,092	(586)	19,391	(2,609)	33,483	(3,195)
Total	$168,673	$(2,861)	$285,282	$(15,959)	$453,955	$(18,820)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,801	$(356)	$—	$—	$9,801	$(356)
Corporate securities	6,037	(56)	—	—	6,037	(56)
Total	$15,838	$(412)	$—	$—	$15,838	$(412)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$30,194	$(256)	$22,824	$(509)	$53,018	$(765)
Municipals	5,638	(77)	57,128	(1,282)	62,766	(1,359)
Mortgage-backed securities	29,542	(251)	177,266	(5,496)	206,808	(5,747)
Corporate securities	1,852	(148)	18,981	(1,019)	20,833	(1,167)
Other securities	—	—	2,932	(68)	2,932	(68)
Total	$67,226	$(732)	$279,131	$(8,374)	$346,357	$(9,106)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,255	$(357)	$—	$—	$8,255	$(357)
Total	$8,255	$(357)	$—	$—	$8,255	$(357)

 Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2018, 2017 and 2016 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2018	2017	2016
Unrealized gains and losses on securities available-for-sale
(Loss) gain realized in earnings	$—	$(8)	$177	Other
Total reclassified amount before tax	—	(8)	177	Income before income taxes
Tax (benefit) expense	—	(3)	63	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$—	$(5)	$114	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans

Categories of loans include:

	December 31,
	2018	2017
Commercial loans
Commercial and industrial	$114,382	$122,940
Owner-occupied commercial real estate	87,962	75,768
Investor commercial real estate	5,391	7,273
Construction	39,916	49,213
Single tenant lease financing	919,440	803,299
Public finance	706,342	438,341
Healthcare finance	117,007	31,573
Total commercial loans	1,990,440	1,528,407
Consumer loans
Residential mortgage	399,898	299,935
Home equity	28,735	30,554
Other consumer	279,771	227,533
Total consumer loans	708,404	558,022
Total commercial and consumer loans	2,698,844	2,086,429
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	17,384	4,764
Total loans	2,716,228	2,091,193
Allowance for loan losses	(17,896)	(14,970)
Net loans	$2,698,332	$2,076,223

(1) Includes carrying value adjustments of $5.0 million and $0.3 million as of December 31, 2018 and 2017, respectively, related to interest rate swaps associated with public finance loans.

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
Single Tenant Lease Financing: These loans are made on a nationwide basis to property owners of real estate subject to long-term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses.  The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant.  Similar to the other loan portfolio segments, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance loans have been completed primarily in the Midwest, with plans to continue expanding nationwide.

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

Residential Mortgage: With respect to residential loans that are secured by 1 to 4 family residences and are generally owner occupied, the Company typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1 to 4 family residences. The properties securing the home equity portfolio segment are generally geographically diverse as the Company offers these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.
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
The following tables present changes in the balance of the ALLL during the twelve months ended December 31, 2018, 2017, and 2016.

	Twelve Months Ended December 31, 2018
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,738	$(170)	$(92)	$3	$1,479
Owner-occupied commercial real estate	803	88	—	—	891
Investor commercial real estate	85	(24)	—	—	61
Construction	423	(172)	—	—	251
Single tenant lease financing	7,872	955	—	—	8,827
Public finance	959	711	—	—	1,670
Healthcare finance	313	951	—	—	1,264
Residential mortgage	956	127	(9)	5	1,079
Home equity	70	(33)	—	16	53
Other consumer	1,751	1,459	(1,176)	287	2,321
Total	$14,970	$3,892	$(1,277)	$311	$17,896

	Twelve Months Ended December 31, 2017
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,352	$588	$(271)	$69	$1,738
Owner-occupied commercial real estate	582	221	—	—	803
Investor commercial real estate	168	(83)	—	—	85
Construction	544	(121)	—	—	423
Single tenant lease financing	6,248	1,624	—	—	7,872
Public finance	—	959	—	—	959
Healthcare finance	—	313	—	—	313
Residential mortgage	754	314	(116)	4	956
Home equity	102	(55)	—	23	70
Other consumer	1,231	1,112	(895)	303	1,751
Total	$10,981	$4,872	$(1,282)	$399	$14,970

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018 and 2017.

	Loans			Allowance for Loan Losses
December 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,742	$5,640	$114,382	$1,479	$—	$1,479
Owner-occupied commercial real estate	85,653	2,309	87,962	891	—	891
Investor commercial real estate	5,391	—	5,391	61	—	61
Construction	39,916	—	39,916	251	—	251
Single tenant lease financing	919,440	—	919,440	8,827	—	8,827
Public finance	706,342	—	706,342	1,670	—	1,670
Healthcare finance	117,007	—	117,007	1,264	—	1,264
Residential mortgage	399,328	570	399,898	1,079	—	1,079
Home equity	28,680	55	28,735	53	—	53
Other consumer	279,714	57	279,771	2,321	—	2,321
Total	$2,690,213	$8,631	$2,698,844	$17,896	$—	$17,896

	Loans			Allowance for Loan Losses
December 31, 2017	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$119,054	$3,886	$122,940	$1,738	$—	$1,738
Owner-occupied commercial real estate	75,761	7	75,768	803	—	803
Investor commercial real estate	7,273	—	7,273	85	—	85
Construction	49,213	—	49,213	423	—	423
Single tenant lease financing	803,299	—	803,299	7,872	—	7,872
Public finance	438,341	—	438,341	959	—	959
Healthcare finance	31,573	—	31,573	313	—	313
Residential mortgage	298,796	1,139	299,935	956	—	956
Home equity	30,471	83	30,554	70	—	70
Other consumer	227,443	90	227,533	1,751	—	1,751
Total	$2,081,224	$5,205	$2,086,429	$14,970	$—	$14,970

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2018 and 2017.

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$107,666	$1,076	$5,640	$114,382
Owner-occupied commercial real estate	81,264	4,389	2,309	87,962
Investor commercial real estate	5,391	—	—	5,391
Construction	39,916	—	—	39,916
Single tenant lease financing	913,984	5,456	—	919,440
Public finance	706,342	—	—	706,342
Healthcare finance	117,007	—	—	117,007
Total commercial loans	$1,971,570	$10,921	$7,949	$1,990,440

	December 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$399,723	$175	$399,898
Home equity	28,680	55	28,735
Other consumer	279,729	42	279,771
Total	$708,132	$272	$708,404

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$113,840	$5,203	$3,897	$122,940
Owner-occupied commercial real estate	72,995	2,766	7	75,768
Investor commercial real estate	7,273	—	—	7,273
Construction	49,213	—	—	49,213
Single tenant lease financing	796,307	6,992	—	803,299
Public finance	438,341	—	—	438,341
Healthcare finance	31,573	—	—	31,573
Total commercial loans	$1,509,542	$14,961	$3,904	$1,528,407

	December 31, 2017
	Performing	Nonaccrual	Total
Residential mortgage	$299,211	$724	$299,935
Home equity	30,471	83	30,554
Other consumer	227,501	32	227,533
Total	$557,183	$839	$558,022

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2018 and 2017.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$9	$—	$—	$9	$114,373	$114,382	$195	$—
Owner-occupied commercial real estate	92	234	—	326	87,636	87,962	325	—
Investor commercial real estate	—	—	—	—	5,391	5,391	—	—
Construction	—	—	—	—	39,916	39,916	—	—
Single tenant lease financing	—	—	—	—	919,440	919,440	—	—
Public finance	—	—	—	—	706,342	706,342	—	—
Healthcare finance	—	—	—	—	117,007	117,007	—	—
Residential mortgage	—	3,118	98	3,216	396,682	399,898	175	97
Home equity	—	—	55	55	28,680	28,735	55	—
Other consumer	235	170	4	409	279,362	279,771	42	—
Total	$336	$3,522	$157	$4,015	$2,694,829	$2,698,844	$792	$97

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$10	$—	$10	$122,930	$122,940	$—	$—
Owner-occupied commercial real estate	—	—	—	—	75,768	75,768	—	—
Investor commercial real estate	—	—	—	—	7,273	7,273	—	—
Construction	—	—	—	—	49,213	49,213	—	—
Single tenant lease financing	—	—	—	—	803,299	803,299	—	—
Public finance	—	—		—	438,341	438,341	—	—
Healthcare finance	—	—		—	31,573	31,573	—	—
Residential mortgage	—	23	560	583	299,352	299,935	724	—
Home equity	—	—	83	83	30,471	30,554	83	—
Other consumer	299	110	6	415	227,118	227,533	32	—
Total	$299	$143	$649	$1,091	$2,085,338	$2,086,429	$839	$—

The following tables present the Company’s impaired loans as of December 31, 2018 and 2017. There were no impaired loans with a specific valuation allowance as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$5,640	$5,652	$—	$3,886	$3,886	$—
Owner-occupied commercial real estate	2,309	2,309	—	7	7	—
Residential mortgage	570	570	—	1,139	1,144	—
Home equity	55	55	—	83	83	—
Other consumer	57	124	—	90	143	—
Total impaired loans	$8,631	$8,710	$—	$5,205	$5,263	$—
The table below presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2018, 2017, and 2016.

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$5,961	$426	$2,942	$146	$—	$—
Owner-occupied commercial real estate	893	59	3	—	—	—
Residential mortgage	720	—	1,546	6	1,595	8
Home equity	61	—	5	—	—	—
Other consumer	108	—	105	4	149	5
Total	7,743	485	4,601	156	1,744	13
Loans with a specific valuation allowance
Commercial and industrial	—	—	35	—	1,084	—
Total	—	—	35	—	1,084	—
Total impaired loans	$7,743	$485	$4,636	$156	$2,828	$13

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2018 and December 31, 2017, the Company had $0.6 million in residential mortgage other real estate owned. There were $0.0 million and $0.2 million of loans at December 31, 2018 and December 31, 2017, respectively, in the process of foreclosure.

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or using the current fair value of the collateral, less selling costs for collateral-dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the allowance.

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

There were no loans classified as new TDRs during the twelve months ended December 31, 2018. There were two commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. These loans were paid-in-full in the fourth quarter of 2017. The 2017 modifications consisted of maturity date amendments and certain other term modifications. There were no loans classified as new TDRs during the twelve months ended December 31, 2016.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2018, 2017 and 2016.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2018 and 2017.

	December 31,
	2018	2017
Land	$2,500	$2,500
Building and improvements	6,752	6,427
Furniture and equipment	9,076	7,610
Less: accumulated depreciation	(7,631)	(6,479)
	$10,697	$10,058

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 6:        Goodwill

As of December 31, 2018 and 2017, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2018, 2017, and 2016. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2018 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2018 and 2017.

	December 31,
	2018	2017
Noninterest-bearing demand deposit accounts	$43,301	$44,686
Interest-bearing demand deposit accounts	121,055	94,674
Regular savings accounts	38,489	49,939
Money market accounts	528,533	499,501
Certificates of deposits	1,292,883	1,319,488
Brokered deposits	647,090	76,653
Total deposits	$2,671,351	$2,084,941

Time deposits (in the amount of $250 or more)	$494,403	$453,034

The following table presents time deposit maturities by year as of December 31, 2018.

2019	$762,263
2020	256,624
2021	316,649
2022	56,399
2023	59,890
Thereafter	502
$1,452,327

Note 8:        FHLB Advances

The Company had outstanding FHLB advances of $525.2 million and $410.2 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the interest rates on the Company’s outstanding FHLB advances ranged from 1.06% to 3.26%, with a weighted average interest rate of 2.15%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $238.6 million and $226.3 million as of December 31, 2018 and 2017, respectively, and commercial real estate loans pledged were approximately $881.7 million and $808.9 million as of December 31, 2018 and 2017, respectively. The fair value of investment securities pledged to the FHLB was approximately $339.1 million and $362.8 million as of December 31, 2018 and 2017, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $494.3 million at year-end 2018. As of December 31, 2018, the Company had $230.0 million of putable advances with the FHLB.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2019	$140,000
2020	—
2021	—
2022	60,000
2023	35,000
Thereafter	290,000
525,000
Net deferred prepayment gain on advance restructure	153
$525,153

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

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding September 30, 2021, and thereafter a floating rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 485 basis points. LIBOR will be phased-out after 2021 and the transition to another benchmark rate could have an adverse effect on the 2026 Notes. Refer to Part I Item 1A. Risk Factors for more information on the LIBOR phase out. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2021 Debenture, the 2025 Note and the 2026 Notes as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2021 Debenture	$—	—	3,000	—
2025 Note	10,000	(162)	10,000	(186)
2026 Notes	25,000	(963)	25,000	(1,088)
Total	$35,000	(1,125)	38,000	(1,274)

Note 10:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan. Employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.5 million, $0.5 million and $0.4 million in the twelve months ended December 31, 2018, 2017 and 2016, respectively.

Employment Agreement

The Company has entered into an employment agreement with its Chief Executive Officer that provides for an annual base salary and an annual bonus, if any, as determined from time to time by the Compensation Committee. The annual bonus is to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee for the Chief Executive Officer and other senior officers. The agreement also provides that the Chief Executive Officer may be awarded additional compensation, benefits or consideration as the Compensation Committee may determine.

The agreement provides for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreement, these payments could occur in the event of a change in control of the Company, as defined in the agreement, along with other specific conditions.

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

The Company recorded $1.6 million, $1.0 million, and $0.7 million of share-based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively, related to awards made under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of the 2013 Plan awards as of December 31, 2018, and activity for the year ended December 31, 2018:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2018	72,765	$27.91	3,333	$24.44	—	$—
Granted	41,507	40.64	11,294	38.75	6	34.00
Vested	(34,241)	26.06	(12,961)	37.39	(6)	(34.00)
Forfeited	(4,477)	34.57	—	—	—	—
Unvested at December 31, 2018	75,554	$35.34	1,666	$24.44	—	$—

As of December 31, 2018, the total unrecognized compensation cost related to unvested awards was $1.7 million, with a weighted-average expense recognition period of 1.9 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2018.

Deferred Rights
Outstanding, beginning of year	82,995
Granted	526
Exercised	—
Outstanding, end of year	83,521

All deferred stock rights granted during 2018 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2018	2017	2016
Current	$1,074	$10,998	$2,367
Deferred	978	(5,142)	3,544
Net deferred tax asset revaluation	—	1,846	—
Total	$2,052	$7,702	$5,911

The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduced the federal corporate tax rate from 35% to 21%. Deferred tax assets and liabilities, as of December 31, 2017, were revalued based on the rate expected to reverse in the future, which was 21%.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Income tax provision is reconciled to the statutory rate applied to pre-tax income. The statutory rate was 21%, 35% and 34% at December 31, 2018, 2017 and 2016, respectively.

	December 31,
	2018	2017	2016
Statutory rate times pre-tax income	$5,030	$8,025	$6,115
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,833)	(2,512)	(635)
State income tax, net of federal tax effect	1,164	693	567
Bank-owned life insurance	(200)	(318)	(159)
Net deferred tax asset revaluation	—	1,846	—
Tax credits	(180)	—	—
Other differences	71	(32)	23
Total income taxes	$2,052	$7,702	$5,911

The net deferred tax asset at December 31, 2018 and 2017 consists of the following:

	December 31,
	2018	2017
Deferred tax assets (liabilities)
Allowance for loan losses	$4,832	$3,873
Unrealized loss on available-for-sale securities	6,137	1,939
Fair value adjustments	(5,016)	(2,213)
Depreciation	(398)	(263)
Deferred compensation and accrued payroll	1,043	1,051
Loan origination costs	(1,081)	(783)
Prepaid assets	(406)	(288)
Net operating loss	455	—
Tax credits	231	—
Other	808	69
Total deferred tax assets, net	$6,605	$3,385

As of December 31, 2018 the Company had approximately $2.2 million of federal net operating loss carryforwards, with no expiration date, available to offset future taxable income. Additionally, as of December 31, 2018, the Company had approximately $0.2 million of general business credit carryovers that will expire in 2038.

Note 12:        Related Party Transactions

In the normal course of business, the Company may enter into transactions with various related parties. In management’s opinion, such loans, other extensions of credit, and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than the normal risk of collectability or present other unfavorable features.

Management evaluated related party loans and extensions of credit at December 31, 2018 and 2017, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2018 and 2017 totaled $24.0 million and $22.8 million, respectively.

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

As fully phased in effective January 1, 2019, the Basel III Capital Rules require the Company and the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2018 and 2017 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and 2017 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in, in each case, including the capital conservation buffer required during such period. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$300,589	12.39%	$154,613	6.38%	$169,771	7.00%	N/A	N/A
Bank	286,012	11.81%	154,407	6.38%	169,545	7.00%	157,435	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	300,589	12.39%	190,992	7.88%	206,150	8.50%	N/A	N/A
Bank	286,012	11.81%	190,738	7.88%	205,876	8.50%	193,766	8.00%
Total capital to risk-weighted assets
Consolidated	352,360	14.53%	239,498	9.88%	254,656	10.50%	N/A	N/A
Bank	300,908	12.55%	239,180	9.88%	254,318	10.50%	242,207	10.00%
Leverage ratio
Consolidated	300,589	9.00%	133,602	4.00%	133,602	4.00%	N/A	N/A
Bank	286,012	8.57%	133,474	4.00%	133,474	4.00%	166,843	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$224,407	11.43%	$112,866	5.75%	$137,402	7.00%	N/A	N/A
Bank	223,288	11.40%	112,672	5.75%	137,166	7.00%	127,368	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	224,407	11.43%	142,309	7.25%	166,845	8.50%	N/A	N/A
Bank	223,288	11.40%	142,064	7.25%	166,558	8.50%	156,761	8.00%
Total capital to risk-weighted assets
Consolidated	276,103	14.07%	181,566	9.25%	206,102	10.50%	N/A	N/A
Bank	238,258	12.16%	181,255	9.25%	205,748	10.50%	195,951	10.00%
Leverage ratio
Consolidated	224,407	8.45%	106,196	4.00%	106,196	4.00%	N/A	N/A
Bank	223,288	8.42%	106,059	4.00%	106,059	4.00%	132,574	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 14:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2018 and 2017, the Company had outstanding loan commitments totaling approximately $223.5 million and $155.4 million, respectively.

As of December 31, 2018, the Company leased office facilities under various operating leases. The leases may be subject to additional payments based on building operating costs and property taxes in excess of specified amounts. The Company recorded rental expense for all operating leases of $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016 respectively. Future minimum cash lease payments are as follows:

Amount
2019	$747
2020	760
2021	315
2022	229
2023	116
Thereafter	—
Total minimum payments required [1]	$2,167
1 Minimum payments have not been reduced by minimum sublease rentals of $1.1 million due in the future under noncancelable subleases.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”).  As of December 31, 2018, the Company has committed to contribute up to $2.5 million of capital to the SBIC Fund.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2018 or 2017.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$107,585	$—	$107,585	$—
Municipal securities	92,506	—	92,506	—
Mortgage-backed securities	242,912	—	242,912	—
Asset-backed securities	4,859	—	4,859	—
Corporate securities	33,483	—	33,483	—
Total available-for-sale securities	$481,345	$—	$481,345	$—
Interest rate swaps assets	1,579	—	1,579	—
Interest rate swaps liabilities	(10,727)	—	(10,727)	—
Loans held-for-sale (mandatory pricing agreements)	18,328	—	18,328	—
Forward contracts	(360)	(360)	—	—
IRLCs	389	—	—	389

		December 31, 2017
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$133,190	$—	$133,190	$—
Municipal securities	96,377	—	96,377	—
Mortgage-backed securities	209,720	—	209,720	—
Asset-backed securities	5,009	—	5,009	—
Corporate securities	26,047		26,047
Other securities	2,932	2,932	—	—
Total available-for-sale securities	$473,275	$2,932	$470,343	$—
Interest rate swaps	(271)	—	(271)	—
Loans held-for-sale (mandatory pricing agreements)	23,571	—	23,571	—
Forward contracts	(80)	(80)	—	—
IRLCs	551	—	—	551

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

Interest Rate Lock Commitments
Balance as of January 1, 2016	$582
Total realized gains (losses)
Included in net income	28
Balance, December 31, 2016	610
Total realized gains
Included in net income	(59)
Balance, December 31, 2017	551
Total realized gains
Included in net income	(162)
Balance, December 31, 2018	$389

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

Other Real Estate Owned

Other real estate owned is a level 3 asset that is adjusted to fair value less estimated selling costs, upon transfer to other real estate owned. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

		2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	2,065	—	—	2,065

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
IRLCs	$389	Discounted cash flow	Loan closing rates	34% - 100%
Other real estate owned	$2,065	Fair value of collateral	Discount to reflect current market conditions	10%

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range
IRLCs	$551	Discounted cash flow	Loan closing rates	39% - 100%

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Loans

The fair value of loans as of December 31, 2018 was impacted by the adoption of Accounting Standards Update 2016-01, which is discussed further in Note 21 to the Company's consolidated financial statements. In accordance with Accounting Standards Update 2016-01, the fair value of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair value of other loans as of that date were estimated by discounted cash flow analysis, which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2018 and 2017.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2018 and 2017:

	December 31, 2018
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$188,712	$188,712	$188,712	$—	$—
Securities held-to-maturity	22,750	22,418	—	22,418	—
Net loans	2,698,332	2,646,060	—	—	2,646,060
Accrued interest receivable	16,822	16,822	16,822	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,671,351	2,687,666	731,378	—	1,956,288
Advances from Federal Home Loan Bank	525,153	520,120	—	520,120	—
Subordinated debt	33,875	34,490	24,250	10,240	—
Accrued interest payable	1,108	1,108	1,108	—	—

	December 31, 2017
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$47,981	$47,981	$47,981	$—	$—
Securities held-to-maturity	19,209	19,209	—	19,209	—
Loans held-for-sale (best efforts pricing agreements)	27,835	27,835	—	27,835	—
Net loans	2,076,223	2,051,545	—	—	2,051,545
Accrued interest receivable	11,944	11,944	11,944	—	—
Federal Home Loan Bank of Indianapolis stock	19,575	19,575	—	19,575	—
Deposits	2,084,941	2,057,708	688,800	—	1,368,908
Advances from Federal Home Loan Bank	410,176	397,950	—	397,950	—
Subordinated debt	36,726	39,972	26,520	13,452	—
Accrued interest payable	311	311	311	—	—

Note 16:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and sells a majority of the originated loans into the secondary market. The Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third-party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 17 for further information on derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2018, 2017, and 2016, the Company originated mortgage loans held-for-sale of $364.6 million, $412.9 million, and $598.4 million, respectively, and received $376.5 million, $425.3 million, and $619.8 million from the sale of mortgage loans, respectively, into the secondary market. During 2017, the Company $42.3 million of residential mortgage loans that were originally held for investment.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Gain on loans sold	$6,102	$7,775	$12,462
Gain (loss) resulting from the change in fair value of loans held-for-sale	57	638	(500)
(Loss) gain resulting from the change in fair value of derivatives	(441)	(577)	436
Net revenue from mortgage banking activities	$5,718	$7,836	$12,398

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 17:        Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

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

The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2018 and 2017.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Loans	$474,233	$91,653	$4,961	$263
Securities available-for-sale[1]	159,188	92,230	(229)	8
1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018 and 2017, the amounts of the designated hedged items were $88.2 million and $50.0 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2018 and December 31, 2017, identified by the underlying interest rate-sensitive instruments.

December 31, 2018		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$435,926	6.5	$(5,025)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	5.1	235	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2018	$524,126	6.3	$(4,790)	3 month LIBOR	2.80%

December 31, 2017		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$91,135	7.9	$(263)	3 month LIBOR	2.44%
Securities available-for-sale	50,000	6.8	(8)	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2017	$141,135	7.5	$(271)	3 month LIBOR	2.41%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2018. There were no interest rate swap derivatives designated as cash flow accounting hedges at December 31, 2017.

December 31, 2018		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	8.1	$(2,293)	3 month LIBOR	2.88%
Interest rate swaps	100,000	5.0	(2,065)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $7.0 million and $0.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2018 and 2017, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2018 and 2017.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$91,135	$986	$17,900	$3
Interest rate swaps associated with securities available-for-sale	50,000	593	—	—
Derivatives not designated as hedging instruments
IRLCs	15,136	389	26,394	551
Total contracts	$156,271	$1,968	$44,294	$554
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$344,791	$(6,011)	$73,235	$(266)
Interest rate swaps associated with securities available-for-sale	38,200	(358)	50,000	(8)
Interest rate swaps associated with liabilities	$210,000	$(4,358)	$—	$—
Derivatives not designated as hedging instruments
Forward contracts	$32,500	$(360)	$51,124	$(80)
Total contracts	$625,491	$(11,087)	$174,359	$(354)

The fair value of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2018, 2017, and 2016.

	Amount of Loss Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate swap agreements	$(4,358)	$—	$—

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2018, 2017, and 2016.

	Amount of (loss) / gain recognized in the twelve months ended
	December 31, 2018	December 31, 2017	December 31, 2016
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	(162)	(59)	28
Forward contracts	(279)	(519)	408

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2018, 2017, and 2016.

Line item in the consolidated statements of income	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Interest income
Loans	$(100)	$—	$—
Securities - taxable	(153)	—	—
Securities - non-taxable	23	—	—
Total interest income	(230)	—	—
Interest expense
Deposits	151	—	—
Other borrowed funds	177	—	—
Total interest expense	328	—	—
Net interest income	$(558)	$—	$—

Note 18:     Shareholders’ Equity

In June 2018, the Company completed an underwritten public offering of 1,730,750 shares of its common stock at a price of $33.25 per share. The Company received net proceeds of approximately $54.3 million after deducting underwriting discounts and commissions and offering expenses.

In September 2017, the Company completed an underwritten public offering of 1,895,750 shares of its common stock at a price of $29.00 per share. The Company received net proceeds of approximately $51.6 million after deducting underwriting discounts and commissions and offering expenses.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

In May 2016, the Company and the Bank entered into a Sales Agency Agreement to sell shares (the “ATM Shares”) of the Company’s common stock having an aggregate gross sales price of up to $25.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales, if any, of the ATM Shares, could be made in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Stock Market, or another market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the sales agent.  Subject to the terms and conditions of the Sales Agency Agreement, upon its acceptance of written instructions from the Company, the sales agent would use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares.  The Sales Agency Agreement provided for the Company to pay the sales agent a commission of up to 3.0% of the gross sales price per share sold through it as sales agent under the Sales Agency Agreement.  The Company could also sell ATM Shares under the Sales Agency Agreement to the sales agent, as principal for its own account, at a price per share agreed upon at the time of sale. Actual sales would depend on a variety of factors to be determined by the Company from time to time.  The Company had no obligation to sell any of the ATM Shares under the Sales Agency Agreement, and could at any time suspend solicitation and offers under the Sales Agency Agreement. In addition, the Company agreed to indemnify the sales agent against certain liabilities on customary terms. The Company sold a total of 139,811 ATM Shares through the ATM Program for net proceeds of approximately $3.1 million. As of December 31, 2018, approximately $21.6 million remained available for sale under the ATM Program. The Company terminated the Sales Agency Agreement effective January 3, 2019.

Note 19:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2018	2017
Assets
Cash and cash equivalents	$45,281	$32,810
Investment in common stock of subsidiaries	274,158	223,008
Premises and equipment, net	6,158	6,576
Accrued income and other assets	1,554	3,114
Total assets	$327,151	$265,508

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,125 in 2018 and $1,274 in 2017	$33,875	$36,726
Note payable to the Bank	3,300	3,600
Accrued expenses and other liabilities	1,241	1,055
Total liabilities	38,416	41,381

Shareholders’ equity	288,735	224,127
Total liabilities and shareholders’ equity	$327,151	$265,508

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Income

	Year Ended December 31,
	2018	2017	2016
Expenses
Interest on borrowings	$2,616	$2,724	$1,557
Salaries and employee benefits	564	354	344
Consulting and professional fees	958	664	871
Premises and equipment	285	302	291
Other	315	258	235
Total expenses	4,738	4,302	3,298

Loss before income tax and equity in undistributed net income of subsidiaries	(4,738)	(4,302)	(3,298)

Income tax benefit	(1,172)	(1,539)	(1,224)

Loss before equity in undistributed net income of subsidiaries	(3,566)	(2,763)	(2,074)

Equity in undistributed net income of subsidiaries	25,466	17,989	14,148

Net income	$21,900	$15,226	$12,074

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
Net income	$21,900	$15,226	$12,074
Other comprehensive income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(10,466)	6,280	(12,315)
Reclassification adjustment for losses (gains) realized	—	8	(177)
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	(4,358)	—	—
Other comprehensive (loss) income before tax	(14,824)	6,288	(12,492)
Income tax (benefit) provision	(4,365)	2,039	(4,433)
Other comprehensive (loss) income - net of tax	(10,459)	4,249	(8,059)
Comprehensive income	$11,441	$19,475	$4,015

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$21,900	$15,226	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(25,466)	(17,989)	(14,148)
Depreciation and amortization	568	572	461
Share-based compensation expense	243	175	128
Net change in other assets	1,769	(1,453)	(696)
Net change in other liabilities	79	(326)	870
Net cash used in operating activities	(907)	(3,795)	(1,311)

Investing activities
Capital contribution to the Bank	(35,000)	(42,000)	(43,500)
Purchase of premises and equipment	—	(148)	(1,423)
Net cash used in investing activities	(35,000)	(42,148)	(44,923)

Financing activities
Cash dividends paid	(2,230)	(1,675)	(1,199)
Net proceeds from issuance of subordinated debt	—	—	23,757
Repayment of subordinated debt	(3,000)	—	—
Principal payment on loan from the Bank	(300)	(400)	—
Net proceeds from common stock issuance	54,334	51,636	46,223
Repurchase of common stock	(216)	—	—
Other, net	(210)	(173)	(42)
Net cash provided by financing activities	48,378	49,388	68,739

Net increase in cash and cash equivalents	12,471	3,445	22,505

Cash and cash equivalents at beginning of year	32,810	29,365	6,860

Cash and cash equivalents at end of year	$45,281	$32,810	$29,365

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income Statement Data:
Interest income	$31,849	$30,223	$27,416	$25,979
Interest expense	16,428	14,253	11,955	10,564
Net interest income	15,421	15,970	15,461	15,415
Provision for loan losses	1,487	888	667	850
Net interest income after provision for loan losses	13,934	15,082	14,794	14,565
Noninterest income	2,047	1,994	2,177	2,542
Noninterest expense	12,739	10,045	10,182	10,217
Income before income taxes	3,242	7,031	6,789	6,890
Income tax provision	(334)	743	781	862
Net income	$3,576	$6,288	$6,008	$6,028

Per Share Data:
Net income
Basic	$0.35	$0.61	$0.67	$0.71
Diluted	$0.35	$0.61	$0.67	$0.71
Weighted average common shares outstanding
Basic	10,263,086	10,261,967	8,909,913	8,499,196
Diluted	10,275,040	10,273,766	8,919,460	8,542,363

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Income Statement Data:
Interest income	$24,638	$22,694	$19,975	$17,390
Interest expense	9,278	8,503	7,001	5,933
Net interest income	15,360	14,191	12,974	11,457
Provision for loan losses	1,179	1,336	1,322	1,035
Net interest income after provision for loan losses	14,181	12,855	11,652	10,422
Noninterest income	2,539	3,135	2,736	2,131
Noninterest expense	9,701	9,401	8,923	8,698
Income before income taxes	7,019	6,589	5,465	3,855
Income tax provision	3,521	1,694	1,464	1,023
Net income	$3,498	$4,895	$4,001	$2,832

Per Share Data:
Net income
Basic	$0.41	$0.72	$0.61	$0.43
Diluted	$0.41	$0.71	$0.61	$0.43
Weighted average common shares outstanding
Basic	8,490,951	6,834,011	6,583,515	6,547,807
Diluted	8,527,599	6,854,614	6,597,991	6,602,200

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 21:        Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) (May 2014)

On January 1, 2018, the Company adopted this ASU, as subsequently amended, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) for the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The majority of the Company's revenues comes from interest income and other sources, including loans, leases, securities, and derivatives that are outside the scope of ASC 606. The Company's services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. Our services within the scope of ASC 606 include service charges on deposits, interchange income and the sale of OREO. Our revenue within the scope of ASC 606 is minimal and the adoption of ASC 606 did not have a material impact on the consolidated statements of income.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (January 2016)

The purpose of this ASU is to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting option for financial instruments. In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-03, which includes technical corrections and improvements to clarify the guidance in ASU 2016-01. The Company adopted ASU 2016-01 on January 1, 2018, and it did not have a material impact on fair value disclosures and other disclosure requirements.

ASU 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. This ASU replaces all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. The resulting standard is expected to result in an increase to assets and liabilities recognized and, therefore, increase risk-weighted assets for regulatory capital purposes. The amended standard requires the use of the modified retrospective transition approach for existing leases that have not expired before the date of initial application. Management adopted the guidance on January 1, 2019 and elected certain practical expedients offered by the FASB, including foregoing the restatement of comparative periods upon adoption. The adoption of the guidance did not have a material impact on the consolidated financial statements, and the Company expects to recognize a $2.1 million increase in assets and liabilities on the Company's consolidated balance sheets.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (June 2016)

The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The ASU affects entities holding financial assets that are not accounted for at fair value through net income. The amendments affect loans, debt securities, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. There is diversity in practice in applying the incurred loss methodology, which means that before transition some entities may be more aligned, under current GAAP than others to the new measure of expected credit losses. The following describes the main provisions of this ASU.

•Assets Measured at Amortized Cost: The amendments in this ASU require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

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

For public business entities that are Securities and Exchange Commission (“SEC”) filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU.

The Company does not expect to early adopt and is currently evaluating the impact of the ASU on the Company’s consolidated financial statements and cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures during the next year to ensure it is fully compliant with the amendments at the adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation as well as considering appropriate methodologies.

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (August 2017)

The new ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.

The Company expects this ASU will allow it to manage its interest rate risk related to longer term fixed rate assets using strategies that were previously inaccessible under the former accounting guidance. The Company chose to early adopt this pronouncement effective December 31, 2017. This is discussed further in Note 17.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 820): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (February 2018)

The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects.

The Company elected to early adopt this ASU as of January 1, 2018. The adoption of this ASU resulted in a cumulative-effect adjustment that increased retained earnings and increased accumulated other comprehensive loss in the twelve months ended December 31, 2018.

ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (March 2018)

The amendments in this ASU provide additional clarification on accounting for the Tax Act's effects. In accordance with Staff Accounting Bulletin 118, entities that elected to record provisional amounts were required to base them on reasonable estimates and could have adjusted those amounts for a period of up to one year after the December 22, 2017 enactment date. Entities also were required to consider the effect of the Tax Act when they estimated their annual effective tax rate in the first quarter of 2018 and projected the deferred tax effects of expected year-end temporary differences. In addition to applying the new corporate tax rate, an entity was required to consider whether it had elected to reflect global intangible low-taxed income as a period cost or as part of deferred taxes. The Company adopted this ASU effective March 31, 2018 and it did not have a material impact on the consolidated financial statements.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (June 2018)

The amendments in this ASU simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted this ASU effective December 31, 2018 and it did not have a material impact on the consolidated financial statements.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also added new requirements, which include disclosure of changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the amendment on the Company's consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (October 2018)

The amendments in this ASU allow all entities that elect to apply hedge accounting to benchmark interest rate hedges under Accounting Standards Codification 815, Derivatives and Hedging, to use the OIS rate based on SOFR as a benchmark interest rate, in addition to the four eligible benchmark interest rates. The amendments in this ASU are effective for public companies that have adopted ASU 2017-12 in fiscal years beginning after December 15, 2018 and in interim periods within those fiscal years. The Company adopted this ASU effective December 31, 2018 and it did not have a material impact on the consolidated financial statements.