Form 10-Q
period 2019-03-31
First Internet Bancorp
filed 2019-05-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in Its Charter)

Indiana	20-3489991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11201 USA Parkway Fishers, IN	46037
(Address of Principal Executive Offices)	(Zip Code)

(317) 532-7900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	INBKL	The Nasdaq Stock Market LLC

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

As of May 3, 2019, the registrant had 10,080,957 shares of common stock issued and outstanding.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “appears,” “believe,” “can,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “should,” “will” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$5,708	$7,080
Interest-bearing deposits	124,786	181,632
Total cash and cash equivalents	130,494	188,712
Securities available-for-sale, at fair value (amortized cost of $530,847 and $499,893 in 2019 and 2018, respectively)	520,382	481,345
Securities held-to-maturity, at amortized cost (fair value of $31,268 and $22,418 in 2019 and 2018, respectively)	31,222	22,750
Loans held-for-sale (includes $13,706 and $18,328 at fair value in 2019 and 2018, respectively)	13,706	18,328
Loans	2,839,928	2,716,228
Allowance for loan losses	(18,841)	(17,896)
Net loans	2,821,087	2,698,332
Accrued interest receivable	17,217	16,822
Federal Home Loan Bank of Indianapolis stock	23,625	23,625
Cash surrender value of bank-owned life insurance	36,293	36,059
Premises and equipment, net	13,737	10,697
Goodwill	4,687	4,687
Other real estate owned	2,619	2,619
Accrued income and other assets	55,107	37,716
Total assets	$3,670,176	$3,541,692
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$45,878	$43,301
Interest-bearing deposits	2,765,230	2,628,050
Total deposits	2,811,108	2,671,351
Advances from Federal Home Loan Bank	495,146	525,153
Subordinated debt, net of unamortized discounts and debt issuance costs of $1,089 and $1,125 in 2019 and 2018, respectively	33,911	33,875
Accrued interest payable	1,549	1,108
Accrued expenses and other liabilities	34,449	21,470
Total liabilities	3,376,163	3,252,957
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 10,128,587 and 10,170,778 shares issued and outstanding in 2019 and 2018, respectively	226,235	227,587
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	81,946	77,689
Accumulated other comprehensive loss	(14,168)	(16,541)
Total shareholders’ equity	294,013	288,735
Total liabilities and shareholders’ equity	$3,670,176	$3,541,692

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest Income
Loans	$29,218	$22,115
Securities – taxable	3,324	2,488
Securities – non-taxable	684	711
Other earning assets	1,773	665
Total interest income	34,999	25,979
Interest Expense
Deposits	15,386	8,270
Other borrowed funds	3,369	2,294
Total interest expense	18,755	10,564
Net Interest Income	16,244	15,415
Provision for Loan Losses	1,285	850
Net Interest Income After Provision for Loan Losses	14,959	14,565
Noninterest Income
Service charges and fees	236	230
Mortgage banking activities	1,617	1,578
(Loss) gain on sale of loans	(104)	414
Other	623	320
Total noninterest income	2,372	2,542
Noninterest Expense
Salaries and employee benefits	6,321	5,905
Marketing, advertising and promotion	469	716
Consulting and professional services	814	851
Data processing	317	263
Loan expenses	314	237
Premises and equipment	1,500	1,214
Deposit insurance premium	555	465
Other	819	566
Total noninterest expense	11,109	10,217
Income Before Income Taxes	6,222	6,890
Income Tax Provision	526	862
Net Income	$5,696	$6,028
Income Per Share of Common Stock
Basic	$0.56	$0.71
Diluted	$0.56	$0.71
Weighted-Average Number of Common Shares Outstanding
Basic	10,217,637	8,499,196
Diluted	10,230,531	8,542,363
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$5,696	$6,028
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	6,910	(7,665)
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before tax	(3,572)	—
Other comprehensive income (loss) before income tax	3,338	(7,665)
Income tax provision (benefit)	965	(2,473)
Other comprehensive income (loss)	2,373	(5,192)
Comprehensive income	$8,069	$836

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2019 and 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	5,696	—	5,696
Other comprehensive income	—	—	2,373	2,373
Dividends declared ($0.06 per share)	—	(618)	—	(618)
Recognition of the fair value of share-based compensation	478	—	—	478
Repurchase of common stock	(1,746)	—	—	(1,746)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	10	—	—	10
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, March 31, 2019	$226,235	$81,946	$(14,168)	$294,013

Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (2)	—	1,063	(1,063)	—
Net income	—	6,028	—	6,028
Other comprehensive loss	—	—	(5,192)	(5,192)
Dividends declared ($0.06 per share)	—	(517)	—	(517)
Recognition of the fair value of share-based compensation	579	—	—	579
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, March 31, 2018	$172,421	$63,677	$(11,274)	$224,824

(1) Represents the impact of adopting Accounting Standards Update (“ASU”) 2017-08.
(2) Represents the impact of adopting ASU 2018-02 and ASU 2016-01. ASU 2018-02 increased retained earnings and accumulated other comprehensive loss by $1.1 million. ASU 2016-01 decreased retained earnings and accumulated other comprehensive loss by $0.1 million. See Note 13 to the condensed consolidated financial statements for more information.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$5,696	$6,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,271	1,425
Increase in cash surrender value of bank-owned life insurance	(234)	(237)
Provision for loan losses	1,285	850
Share-based compensation expense	478	579
Loans originated for sale	(75,239)	(82,483)
Proceeds from sale of loans	81,048	90,841
Gain on loans sold	(1,369)	(2,086)
Gain on sale of other real estate owned	—	(105)
Decrease in fair value of loans held-for-sale	182	233
Gain on derivatives	(314)	(142)
Amortization of operating lease right-of-use assets	176	—
Net change in accrued income and other assets	(20,833)	941
Net change in accrued expenses and other liabilities	1,570	(924)
Net cash (used in) provided by operating activities	(5,283)	14,920
Investing Activities
Net loan activity, excluding purchases	(73,783)	(68,991)
Proceeds from sale of other real estate owned	—	332
Maturities and calls of securities available-for-sale	13,840	12,422
Purchase of securities available-for-sale	(46,562)	(14,458)
Purchase of securities held-to-maturity	(8,500)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(675)
Purchase of premises and equipment	(1,564)	(448)
Loans purchased	(79,343)	(47,516)
Net proceeds from sale of portfolio loans	35,673	25,717
Net cash used in investing activities	(160,239)	(93,617)
Financing Activities
Net increase in deposits	139,757	92,180
Cash dividends paid	(613)	(507)
Repurchase of common stock	(1,746)	—
Proceeds from advances from Federal Home Loan Bank	165,000	55,000
Repayment of advances from Federal Home Loan Bank	(195,000)	(52,000)
Other, net	(94)	(210)
Net cash provided by financing activities	107,304	94,463
Net (Decrease) Increase in Cash and Cash Equivalents	(58,218)	15,766
Cash and Cash Equivalents, Beginning of Period	188,712	47,981
Cash and Cash Equivalents, End of Period	$130,494	$63,747
Supplemental Disclosures
Initial recognition of right-of-use asset	$2,096	$—
Initial recognition of operating lease liabilities	2,096	—
Cash paid during the period for interest	18,314	10,465
Cash paid during the period for taxes	—	1,700
Loans transferred to other real estate owned	—	227
Loans transferred to held-for-sale from portfolio	35,599	—
Cash dividends declared, paid in subsequent period	606	504
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	—	2,932
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other period. The March 31, 2019 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2018.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the “Company”), its wholly owned subsidiary, First Internet Bank of Indiana (the “Bank”), and the Bank’s three wholly-owned subsidiaries, First Internet Public Finance Corp., JKH Realty Services, LLC and SPF15, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations, and cash flows of the Company.

Certain reclassifications have been made to the 2018 financial statements to conform to the presentation of the 2019 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Basic earnings per share
Net income	$5,696	$6,028
Weighted-average common shares	10,217,637	8,499,196
Basic earnings per common share	$0.56	$0.71
Diluted earnings per share
Net income	$5,696	$6,028
Weighted-average common shares	10,217,637	8,499,196
Dilutive effect of equity compensation	12,894	43,167
Weighted-average common and incremental shares	10,230,531	8,542,363
Diluted earnings per common share	$0.56	$0.71

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$102,749	$41	$(1,918)	$100,872
Municipal securities	96,328	388	(1,271)	95,445
Mortgage-backed securities	288,120	674	(6,023)	282,771
Asset-backed securities	5,000	—	(72)	4,928
Corporate securities	38,650	33	(2,317)	36,366
Total available-for-sale	$530,847	$1,136	$(11,601)	$520,382

	March 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,150	$27	$(115)	$10,062
Corporate securities	21,072	167	(33)	21,206
Total held-to-maturity	$31,222	$194	$(148)	$31,268

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$20	$(2,066)	$107,585
Municipal securities	97,090	90	(4,674)	92,506
Mortgage-backed securities	251,492	162	(8,742)	242,912
Asset-backed securities	5,002	—	(143)	4,859
Corporate securities	36,678	—	(3,195)	33,483
Total available-for-sale	$499,893	$272	$(18,820)	$481,345

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,157	$—	$(356)	$9,801
Corporate securities	12,593	80	(56)	12,617
Total held-to-maturity	$22,750	$80	$(412)	$22,418

The carrying value of securities at March 31, 2019 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$1,570	$1,577
Five to ten years	69,418	68,066
After ten years	166,739	163,040
	237,727	232,683
Mortgage-backed securities	288,120	282,771
Asset-backed securities	5,000	4,928
Total	$530,847	$520,382

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	497	488
Five to ten years	$24,817	$24,880
After ten years	5,908	5,900
Total	$31,222	$31,268

There were no gross gains or losses resulting from sales of available-for-sale securities during the three months ended March 31, 2019 and 2018.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2019 and December 31, 2018 was $417.5 million and $469.8 million, which was approximately 76% and 93%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$36,230	$(452)	$57,511	$(1,466)	$93,741	$(1,918)
Municipal securities	—	—	63,267	(1,271)	63,267	(1,271)
Mortgage-backed securities	34,412	(185)	174,828	(5,838)	209,240	(6,023)
Asset-backed securities	4,928	(72)	—	—	4,928	(72)
Corporate securities	10,040	(104)	22,306	(2,213)	32,346	(2,317)
Total	$85,610	$(813)	$317,912	$(10,788)	$403,522	$(11,601)

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,486	$(115)	$—	$—	$8,486	$(115)
Corporate securities	5,492	(33)	—	—	5,492	(33)
Total	$13,978	$(148)	$—	$—	$13,978	$(148)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$69,798	$(893)	$33,511	$(1,173)	$103,309	$(2,066)
Municipal securities	23,747	(710)	59,938	(3,964)	83,685	(4,674)
Mortgage-backed securities	56,177	(529)	172,442	(8,213)	228,619	(8,742)
Asset-backed securities	4,859	(143)	—	—	4,859	(143)
Corporate securities	14,092	(586)	19,391	(2,609)	33,483	(3,195)
Total	$168,673	$(2,861)	$285,282	$(15,959)	$453,955	$(18,820)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,801	$(356)	$—	$—	$9,801	$(356)
Corporate securities	6,037	(56)	—	—	6,037	(56)
Total	$15,838	$(412)	$—	$—	$15,838	$(412)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three months ended March 31, 2019 and 2018.

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

Categories of loans include:

	March 31, 2019	December 31, 2018
Commercial loans
Commercial and industrial	$112,146	$114,382
Owner-occupied commercial real estate	87,482	87,962
Investor commercial real estate	11,188	5,391
Construction	42,319	39,916
Single tenant lease financing	975,841	919,440
Public finance	708,816	706,342
Healthcare finance	158,796	117,007
Total commercial loans	2,096,588	1,990,440
Consumer loans
Residential mortgage	404,869	399,898
Home equity	27,794	28,735
Other consumer	285,259	279,771
Total consumer loans	717,922	708,404
Total commercial and consumer loans	2,814,510	2,698,844
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	25,418	17,384
Total loans	2,839,928	2,716,228
Allowance for loan losses	(18,841)	(17,896)
Net loans	$2,821,087	$2,698,332

(1) Includes carrying value adjustments of $11.5 million and $5.0 million as of March 31, 2019 and December 31, 2018, respectively, related to interest rate swaps associated with public finance loans.

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

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Central Indiana and the adjacent markets and the greater Phoenix, Arizona market and its loans are often secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts, with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics, or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are typically located in the state of Indiana or markets immediately adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. The Company generally avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to mitigate these additional risks.

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

Public Finance: These loans are made on a nationwide basis to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenue; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment.

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for refinancing or acquiring practices, refinancing or acquiring owner-occupied commercial real estate, and equipment purchases. The sources of repayment for these loans are primarily based on the identified cash flows of the borrower (including ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property) and secondarily on the underlying collateral provided by the borrower. This portfolio segment is generally concentrated in the Western United States with plans to continue expanding nationwide.

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

The following tables present changes in the balance of the ALLL during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,479	$77	$(112)	$—	$1,444
Owner-occupied commercial real estate	891	(44)	—	—	847
Investor commercial real estate	61	42	—	—	103
Construction	251	16	—	—	267
Single tenant lease financing	8,827	541	—	—	9,368
Public finance	1,670	(20)	—	—	1,650
Healthcare finance	1,264	467	—	—	1,731
Residential mortgage	1,079	(36)	—	1	1,044
Home equity	53	(6)	—	2	49
Other consumer	2,321	248	(317)	86	2,338
Total	$17,896	$1,285	$(429)	$89	$18,841

	Three Months Ended March 31, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(102)	$—	$—	$1,636
Owner-occupied commercial real estate	803	58	—	—	861
Investor commercial real estate	85	(14)	—	—	71
Construction	423	(56)	—	—	367
Single tenant lease financing	7,872	221	—	—	8,093
Public finance	959	159	—	—	1,118
Healthcare finance	313	171	—	—	484
Residential mortgage	956	36	(9)	1	984
Home equity	70	(16)	—	4	58
Other consumer	1,751	393	(296)	40	1,888
Total	$14,970	$850	$(305)	$45	$15,560

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019 and December 31, 2018.

	Loans			Allowance for Loan Losses
March 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,564	$3,582	$112,146	$1,444	$—	$1,444
Owner-occupied commercial real estate	85,528	1,954	87,482	847	—	847
Investor commercial real estate	11,188	—	11,188	103	—	103
Construction	42,319	—	42,319	267	—	267
Single tenant lease financing	975,841	—	975,841	9,368	—	9,368
Public finance	708,816	—	708,816	1,650	—	1,650
Healthcare finance	158,796	—	158,796	1,731	—	1,731
Residential mortgage	401,316	3,553	404,869	1,044	—	1,044
Home equity	27,794	—	27,794	49	—	49
Other consumer	285,177	82	285,259	2,338	—	2,338
Total	$2,805,339	$9,171	$2,814,510	$18,841	$—	$18,841

	Loans			Allowance for Loan Losses
December 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,742	$5,640	$114,382	$1,479	$—	$1,479
Owner-occupied commercial real estate	85,653	2,309	87,962	891	—	891
Investor commercial real estate	5,391	—	5,391	61	—	61
Construction	39,916	—	39,916	251	—	251
Single tenant lease financing	919,440	—	919,440	8,827	—	8,827
Public finance	706,342	—	706,342	1,670	—	1,670
Healthcare finance	117,007	—	117,007	1,264	—	1,264
Residential mortgage	399,328	570	399,898	1,079	—	1,079
Home equity	28,680	55	28,735	53	—	53
Other consumer	279,714	57	279,771	2,321	—	2,321
Total	$2,690,213	$8,631	$2,698,844	$17,896	$—	$17,896

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$105,096	$3,611	$3,439	$112,146
Owner-occupied commercial real estate	73,947	11,581	1,954	87,482
Investor commercial real estate	11,188	—	—	11,188
Construction	42,319	—	—	42,319
Single tenant lease financing	971,304	4,537	—	975,841
Public finance	708,816	—	—	708,816
Healthcare finance	158,796	—	—	158,796
Total commercial loans	$2,071,466	$19,729	$5,393	$2,096,588

	March 31, 2019
	Performing	Nonaccrual	Total
Residential mortgage	$401,706	$3,163	$404,869
Home equity	27,794	—	27,794
Other consumer	285,191	68	285,259
Total consumer loans	$714,691	$3,231	$717,922

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$107,666	$1,076	$5,640	$114,382
Owner-occupied commercial real estate	81,264	4,389	2,309	87,962
Investor commercial real estate	5,391	—	—	5,391
Construction	39,916	—	—	39,916
Single tenant lease financing	913,984	5,456	—	919,440
Public finance	706,342	—	—	706,342
Healthcare finance	117,007	—	—	117,007
Total commercial loans	$1,971,570	$10,921	$7,949	$1,990,440

	December 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$399,723	$175	$399,898
Home equity	28,680	55	28,735
Other consumer	279,729	42	279,771
Total consumer loans	$708,132	$272	$708,404

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$112,146	$112,146	$192	$—
Owner-occupied commercial real estate	—	—	—	—	87,482	87,482	—	—
Investor commercial real estate	—	—	—	—	11,188	11,188	—	—
Construction	—	—	—	—	42,319	42,319	—	—
Single tenant lease financing	1,563	—	—	1,563	974,278	975,841	—	—
Public finance	—	—	—	—	708,816	708,816	—	—
Healthcare finance	—	—	—	—	158,796	158,796	—	—
Residential mortgage	—	—	3,118	3,118	401,751	404,869	3,163	—
Home equity	—	—	—	—	27,794	27,794	—	—
Other consumer	227	172	32	431	284,828	285,259	68	9
Total	$1,790	$172	$3,150	$5,112	$2,809,398	$2,814,510	$3,423	$9

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$9	$—	$—	$9	$114,373	$114,382	$195	$—
Owner-occupied commercial real estate	92	234	—	326	87,636	87,962	325	—
Investor commercial real estate	—	—	—	—	5,391	5,391	—	—
Construction	—	—	—	—	39,916	39,916	—	—
Single tenant lease financing	—	—	—	—	919,440	919,440	—	—
Public finance	—	—	—	—	706,342	706,342	—	—
Healthcare finance	—	—	—	—	117,007	117,007	—	—
Residential mortgage	—	3,118	98	3,216	396,682	399,898	175	97
Home equity	—	—	55	55	28,680	28,735	55	—
Other consumer	235	170	4	409	279,362	279,771	42	—
Total	$336	$3,522	$157	$4,015	$2,694,829	$2,698,844	$792	$97

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

The following table presents the Company’s impaired loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,582	$3,597	$—	$5,640	$5,652	$—
Owner-occupied commercial real estate	1,954	1,954	—	2,309	2,309	—
Residential mortgage	3,553	3,554	—	570	570	—
Home equity	—	—	—	55	55	—
Other consumer	82	166	—	57	124	—
Total impaired loans	$9,171	$9,271	$—	$8,631	$8,710	$—

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019		March 31, 2018
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$4,699	$81	$3,875	$75
Owner-occupied commercial real estate	2,205	27	7	—
Residential mortgage	2,054	—	1,079	—
Home equity	41	—	83	—
Other consumer	76	—	113	—
Total impaired loans	$9,075	$108	$5,157	$75

The Company had $0.6 million in residential mortgage other real estate owned as of March 31, 2019 and December 31, 2018. There were no loans in the process of foreclosure at March 31, 2019 and December 31, 2018.

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

There were no loans classified as new TDRs during the three months ended March 31, 2019 and 2018. There were no performing TDRs that had payment defaults within the twelve months following modification during the three months ended March 31, 2019 and 2018.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Land	$2,500	$2,500
Right of use leased asset	1,920	—
Building and improvements	7,817	6,752
Furniture and equipment	9,575	9,076
Less: accumulated depreciation	(8,075)	(7,631)
Total	$13,737	$10,697

Note 6:	Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842) and elected the optional transition method, which allows the Company to not separate non-lease components from the associated lease component if certain conditions are met. In addition, the Company elected not to adjust prior comparative periods. Refer to Note 13 of the condensed consolidated financial statements regarding transition guidance related to the new standard.

The Company has two operating leases that are used for general office operations with remaining lease terms of two to four years. With the adoption of ASU 2016-02, operating lease agreements are required to be recognized on the condensed consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table shows the components of lease expense.

(in thousands)	Three Months Ended March 31,
2019
Operating lease cost	$187

The following table shows supplemental cash flow information related to leases.

(in thousands)	Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—

The following table shows the operating leases’ impact on the condensed consolidated balance sheets. The Company elected not to include short-term leases (leases with original terms of 12 months or less) or equipment leases, as those amounts are insignificant. The Company’s leases do not provide an implicit rate. The discount rate utilized to determine the present value of lease payments is the Company’s incremental borrowing rate based on the information available at the lease inception date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

(dollars in thousands)
March 31, 2019
Operating lease right-of-use assets	$1,920
Operating lease liabilities	1,920

Weighted average remaining lease term (years)
Operating leases	3.0

Weighted average discount rate
Operating leases	1.9%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of March 31, 2019.

(in thousands)
Twelve months ended March 31,
2020	$750
2021	718
2022	225
2023	230
2024	58
Thereafter	—
Total lease payments	1,981
Less imputed interest	(83)
Total	$1,898

Note 7:        Goodwill

As of March 31, 2019 and December 31, 2018, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2019.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2018 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 8:        Subordinated Debt

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2025 Note and the 2026 Notes as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2025 Note	10,000	(157)	10,000	(162)
2026 Notes	25,000	(932)	25,000	(963)
Total	$35,000	$(1,089)	$35,000	$(1,125)

Note 9:        Benefit Plans

Employment Agreement

The Company is party to an employment agreement with its Chief Executive Officer that provides for an annual base salary and an annual bonus, if any, as determined from time to time by the Compensation Committee. The annual bonus is to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee for the Chief Executive Officer and other senior officers. The agreement also provides that the Chief Executive Officer may be awarded additional compensation, benefits, or consideration as the Compensation Committee may determine.

The agreement provides for the continuation of salary and certain benefits for a specified period of time upon termination of his employment under certain circumstances, including his resignation or termination or nonrenewal of his employment within twelve months following a change in control of the Company, as defined in the agreement, along with other specific conditions.

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

The Company recorded $0.5 million of share-based compensation expense for the three months ended March 31, 2019, related to awards made under the 2013 Plan. The Company recorded $0.6 million of share-based compensation expense for the three months ended March 31, 2018, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2019, and activity for the three months ended March 31, 2019.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	75,554	$35.34	1,666	$24.44	—	$—
Granted	74,384	24.62	11,742	24.62	3	23.78
Vested	(36,218)	33.08	(4,606)	24.55	(3)	23.78
Forfeited	—	—	—	—	—	—
Nonvested at March 31, 2019	113,720	$29.05	8,802	$24.62	—	$—

At March 31, 2019, the total unrecognized compensation cost related to nonvested awards was $3.4 million with a weighted-average expense recognition period of 2.3 years.

Directors Deferred Stock Plan

Until January 1, 2014, the Company had a practice of granting awards under a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The Directors Deferred Stock Plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2019.

Deferred Stock Rights
Outstanding, beginning of period	83,521
Granted	245
Exercised	—
Outstanding, end of period	83,766

All deferred stock rights granted during the 2019 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Fair Value of Financial Instruments

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2019 or December 31, 2018.

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Interest Rate Swap Agreements

The fair value of interest rate swap agreements is estimated using current market interest rates as of the balance sheet date and calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

Forward Contracts

The fair values of forward contracts on to-be-announced securities are determined using quoted prices in active markets or benchmarked thereto (Level 1).

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018.

		March 31, 2019 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$100,872	$—	$100,872	$—
Municipal securities	95,445	—	95,445	—
Mortgage-backed securities	282,771	—	282,771	—
Asset-backed securities	4,928	—	4,928	—
Corporate securities	36,366	—	36,366	—
Total available-for-sale securities	520,382	—	520,382	—
Interest rate swap liabilities	(20,418)	—	(20,418)	—
Loans held-for-sale (mandatory pricing agreements)	13,706	—	13,706	—
Forward contracts	(427)	(427)	—	—
IRLCs	781	—	—	781

		December 31, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$107,585	$—	$107,585	$—
Municipal securities	92,506	—	92,506	—
Mortgage-backed securities	242,912	—	242,912	—
Asset-backed securities	4,859	—	4,859	—
Corporate securities	33,483	—	33,483	—
Total available-for-sale securities	481,345	—	481,345	—
Interest rate swap assets	1,579		1,579
Interest rate swap liabilities	(10,727)	—	(10,727)	—
Loans held-for-sale (mandatory pricing agreements)	18,328	—	18,328	—
Forward contracts	(360)	(360)	—	—
IRLCs	389	—	—	389

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2019 and 2018.

Three Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2018	$551
Total realized losses
Included in net income	181
Balance, March 31, 2018	$732

Balance, January 1, 2019	$389
Total realized gains
Included in net income	392
Balance, March 31, 2019	$781

The following describes the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The amount of impairment may be determined based on the fair value of the underlying collateral, less costs to sell, the estimated present value of future cash flows or the loan’s observable market price.

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

Other Real Estate Owned

Other real estate owned is a level 3 asset that is adjusted to fair value less estimated selling costs, upon transfer to other real estate owned. When a current appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2018. There were no fair value measurements of assets and liabilities recognized on a nonrecurring basis at March 31, 2019.

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned	$2,065	$—	$—	$2,065

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about significant unobservable inputs used in recurring and Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$781	Discounted cash flow	Loan closing rates	35% - 100%

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$389	Discounted cash flow	Loan closing rates	34% - 100%

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

Loans

The fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2019 and December 31, 2018.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$130,494	$130,494	$130,494	$—	$—
Securities held-to-maturity	31,222	31,268	—	31,268	—
Net loans	2,821,087	2,767,452	—	—	2,767,452
Accrued interest receivable	17,217	17,217	17,217	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,811,108	2,849,546	773,357	—	2,076,189
Advances from Federal Home Loan Bank	495,146	494,714	—	494,714	—
Subordinated debt	33,911	36,053	25,820	10,233	—
Accrued interest payable	1,549	1,549	1,549	—	—

	December 31, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$188,712	$188,712	$188,712	$—	$—
Securities held-to-maturity	22,750	22,418	—	22,418	—
Net loans	2,698,332	2,646,060	—	—	2,646,060
Accrued interest receivable	16,822	16,822	16,822	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,671,351	2,687,666	731,378	—	1,956,288
Advances from Federal Home Loan Bank	525,153	520,120	—	520,120	—
Subordinated debt	33,875	34,490	24,250	10,240	—
Accrued interest payable	1,108	1,108	1,108	—	—

Note 11:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and typically sells a majority of the originated loans into the secondary market. For most of the mortgages it sells in the secondary market, the Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 12 for further information on derivative financial instruments.

During the three months ended March 31, 2019 and 2018, the Company originated mortgage loans held-for-sale of $75.2 million and $82.5 million, respectively, and sold $81.0 million and $90.8 million of mortgage loans, respectively, into the secondary market. Additionally, during the three months ended March 31, 2019, the Company sold $5.2 million of portfolio mortgage loans, resulting in a loss of $0.1 million.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Gain on loans sold	$1,473	$1,672
Loss resulting from the change in fair value of loans held-for-sale	(182)	(233)
Gain resulting from the change in fair value of derivatives	326	139
Net revenue from mortgage banking activities	$1,617	$1,578

Fluctuations in interest rates and changes in IRLC and loan volume within the mortgage banking pipeline may cause volatility in the fair value of loans held-for-sale and the fair value of derivatives used to hedge the mortgage banking pipeline.

Note 12:        Derivative Financial Instruments

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2019 and December 31, 2018.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Loans	$477,580	$474,233	$11,474	$4,961
Securities available-for-sale (1)	158,097	159,188	945	(229)
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both March 31, 2019 and December 31, 2018, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

March 31, 2019	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$435,732	6.3	$(11,551)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	4.9	(937)	3 month LIBOR	2.54%
Total at March 31, 2019	$523,932	6.1	$(12,488)	3 month LIBOR	2.80%

December 31, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$435,926	6.5	$(5,025)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	5.1	235	3 month LIBOR	2.54%
Total at December 31, 2018	$524,126	6.3	$(4,790)	3 month LIBOR	2.80%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2019 and December 31, 2018.

March 31, 2019	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.8	$(4,679)	3 month LIBOR	2.88%
Interest rate swaps	100,000	4.7	(3,251)	1 month LIBOR	2.88%

December 31, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	8.1	$(2,293)	3 month LIBOR	2.88%
Interest rate swaps	100,000	5.0	(2,065)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $23.9 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at March 31, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$91,135	$986
Interest rate swaps associated with securities available-for-sale	—	—	50,000	593
Derivatives not designated as hedging instruments
IRLCs	39,371	781	15,136	389
Total contracts	$39,371	$781	$156,271	$1,968
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$435,732	$(11,551)	$344,791	$(6,011)
Interest rate swaps associated with securities available-for-sale	88,200	(937)	38,200	(358)
Interest rate swaps associated with liabilities	210,000	(7,930)	210,000	(4,358)
Derivatives not designated as hedging instruments
Forward contracts	54,000	(427)	32,500	(360)
Total contracts	$787,932	$(20,845)	$625,491	$(11,087)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates form the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2019 and 2018.

	Amount of Loss Recognized in Other Comprehensive Income in the Three Months Ended
	March 31, 2019	March 31, 2018
Interest rate swap agreements	$(3,572)	$—

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
	March 31, 2019	March 31, 2018
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$392	$181
Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	(67)	(42)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three months ended March 31, 2019 and 2018.

Line item in the condensed consolidated statements of income	Three Months Ended
	March 31, 2019	March 31, 2018
Interest income
Loans	$21	$—
Securities - taxable	(7)	(29)
Securities - non-taxable	45	15
Total interest income	59	(14)
Interest expense
Deposits	90	—
Other borrowed funds	34	—
Total interest expense	124	—
Net interest income	$(65)	$(14)

Note 13:     Recent Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) (February 2016)

In February 2016, the FASB amended its standards with respect to the accounting for leases. This ASU replaces all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. The amended standard has resulted in an increase to assets and liabilities recognized and, therefore, increased risk-weighted assets for regulatory capital purposes.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 allows entities adopting ASU 2016-01 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected the optional transition method permitted by ASU 2018-11, which allows the Company to recognize and measure leases that exist at the application date. Under this method, an entity must recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.

The new ASU provides a number of optional practical expedients in transition. The Company has elected the practical expedients that allowed the Company to retain the classifications of existing leases, not re-assess if existing leases have initial direct costs and hindsight when determining the lease term and assessment of impairment. The Company also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 contain a lease under this Topic.

The Company adopted the guidance on January 1, 2019 using the optional transition method and the adoption of the guidance did not have a material impact on the condensed consolidated financial statements. As a result, the Company recognized a $1.9 million increase in assets and liabilities on the condensed consolidated balance sheets. Refer to Note 6 for additional disclosure information.

In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements. This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942, such as the Company, must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of the guidance did not have a material impact on the consolidated financial statements.

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

•Available-for-Sale Debt Securities: Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. Available-for-sale accounting recognizes that value may be realized either through collection of contractual cash flows or through sale of the security. Therefore, the amendments limit the amount of the allowance for credit losses to the amount by which fair value is below amortized cost because the classification as available-for-sale is premised on an investment strategy that recognizes that the investment could be sold at fair value if cash collection would result in the realization of an amount less than fair value.

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

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company currently cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures this year to ensure it is fully compliant with the amendments at adoption date. The Company has formed an implementation committee and has begun evaluating the data needed for implementation as well as considering appropriate methodologies.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this update modify the disclosure requirements on fair value measurements in ASC 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also added new requirements, which include the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the amendment on the Company’s condensed consolidated financial statements.

ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (October 2018)

The amendments in this ASU allow all entities that elect to apply hedge accounting to benchmark interest rate hedges under ASC 815, Derivatives and Hedging, to use the OIS rate based on SOFR as a benchmark interest rate, in addition to the four eligible benchmark interest rates. The Company adopted this ASU effective December 31, 2018 and it did not have a material impact on the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

The Bank has three wholly-owned subsidiaries. First Internet Public Finance Corp. provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities. JKH Realty Services, LLC, manages other real estate owned (“OREO”) properties as needed. SPF15, Inc. is a real estate holding company.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our Healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters.

(dollars in thousands except for per share data)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income Statement Summary:
Net interest income	$16,244	$15,421	$15,970	$15,461	$15,415
Provision for loan losses	1,285	1,487	888	667	850
Noninterest income	2,372	2,047	1,994	2,177	2,542
Noninterest expense	11,109	12,739	10,045	10,182	10,217
Income tax provision (benefit)	526	(334)	743	781	862
Net income	$5,696	$3,576	$6,288	$6,008	$6,028
Per Share Data:
Earnings per share - basic	$0.56	$0.35	$0.61	$0.67	$0.71
Earnings per share - diluted	$0.56	$0.35	$0.61	$0.67	$0.71
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06
Book value per common share	$29.03	$28.39	$28.26	$27.71	$26.60
Tangible book value per common share [1]	$28.57	$27.93	$27.80	$27.25	$26.05
Common shares outstanding	10,128,587	10,170,778	10,181,675	10,181,675	8,450,925
Average common shares outstanding:
Basic	10,217,637	10,263,086	10,261,967	8,909,913	8,499,196
Diluted	10,230,531	10,275,040	10,273,766	8,919,460	8,542,363
Dividend payout ratio [2]	10.71%	17.14%	9.84%	8.96%	8.45%
Performance Ratios:
Return on average assets	0.64%	0.43%	0.79%	0.82%	0.87%
Return on average shareholders’ equity	7.91%	4.89%	8.75%	10.11%	10.96%
Return on average tangible common equity [1]	8.04%	4.98%	8.89%	10.31%	11.19%
Net interest margin	1.86%	1.89%	2.06%	2.17%	2.26%
Net interest margin - FTE [1,3]	2.04%	2.07%	2.23%	2.33%	2.41%
Noninterest expense to average assets	1.24%	1.52%	1.27%	1.40%	1.47%
Capital Ratios:
Total shareholders’ equity to assets	8.01%	8.15%	8.98%	9.05%	7.85%
Tangible common equity to tangible assets ratio [1]	7.89%	8.03%	8.85%	8.92%	7.70%
Tier 1 leverage ratio	8.34%	9.00%	9.40%	9.93%	8.17%
Common equity tier 1 capital ratio	11.66%	12.39%	13.14%	13.54%	11.42%
Tier 1 capital ratio	11.66%	12.39%	13.14%	13.54%	11.42%
Total risk-based capital ratio	13.68%	14.53%	15.38%	15.85%	14.01%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
2 Dividends per share divided by diluted earnings per share.
3 On a fully-taxable equivalent (“FTE”) basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

During the first quarter 2019, net income was $5.7 million, or $0.56 per diluted share, compared to first quarter 2018 net income of $6.0 million, or $0.71 per diluted share, representing a decrease in net income of $0.3 million, or 5.5%. The comparability of diluted earnings per share between the first quarter 2019 and the first quarter 2018 is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,730,750 shares of common stock through an underwritten public offering in June 2018.

The decrease in net income in the first quarter 2019 compared to the first quarter 2018 was due primarily to a $0.9 million, or 8.7%, increase in noninterest expense, a $0.4 million, or 51.2%, increase in provision for loan losses and a $0.2 million, or 6.7%, decrease in noninterest income, partially offset by a $0.8 million, or 5.4%, increase in net interest income and a $0.3 million, or 39.0%, decrease in income tax provision.

During the first quarter 2019, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.64% and 7.91%, respectively, compared to 0.87% and 10.96%, respectively, for the first quarter 2018. The decrease in ROAA was due primarily to the Company’s growth in average assets of $803.7 million, or 28.5%. The decline in ROAE during the first quarter 2019 compared to the first quarter 2018 was mainly the result of the Company’s growth in average shareholders’ equity of $68.8 million, or 30.8%, and the decrease in net income. The increase in average shareholders’ equity was due primarily to the equity offering completed in June 2018, which resulted in net proceeds to the Company of $54.3 million.

Consolidated Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following table provides the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The table does not reflect any effect of income taxes except for net interest margin - FTE as discussed below. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

(dollars in thousands)	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,774,852	$29,218	4.27%	$2,593,577	$27,249	4.17%	$2,172,762	$22,115	4.13%
Securities - taxable	429,020	3,324	3.14%	402,179	2,927	2.89%	389,447	2,488	2.59%
Securities - non-taxable	94,245	684	2.94%	92,077	701	3.02%	95,726	711	3.01%
Other earning assets	246,732	1,773	2.91%	148,311	972	2.60%	104,685	665	2.58%
Total interest-earning assets	3,544,849	34,999	4.00%	3,236,144	31,849	3.90%	2,762,620	25,979	3.81%

Allowance for loan losses	(18,229)			(17,065)			(15,206)
Noninterest-earning assets	100,888			101,771			76,376
Total assets	$3,627,508			$3,320,850			$2,823,790

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$109,453	$212	0.79%	$89,234	$182	0.81%	$91,034	$122	0.54%
Regular savings accounts	38,853	108	1.13%	42,694	123	1.14%	55,952	158	1.15%
Money market accounts	563,106	2,752	1.98%	518,421	2,575	1.97%	562,345	1,893	1.37%
Certificates and brokered deposits	2,017,262	12,314	2.48%	1,822,094	10,458	2.28%	1,395,761	6,097	1.77%
Total interest-bearing deposits	2,728,674	15,386	2.29%	2,472,443	13,338	2.14%	2,105,092	8,270	1.59%
Other borrowed funds	540,705	3,369	2.53%	499,877	3,090	2.45%	441,970	2,294	2.10%
Total interest-bearing liabilities	3,269,379	18,755	2.33%	2,972,320	16,428	2.19%	2,547,062	10,564	1.68%
Noninterest-bearing deposits	42,551			48,779			43,976
Other noninterest-bearing liabilities	23,695			9,907			9,621
Total liabilities	3,335,625			3,031,006			2,600,659

Shareholders’ equity	291,883			289,844			223,131
Total liabilities and shareholders’ equity	$3,627,508			$3,320,850			$2,823,790

Net interest income		$16,244			$15,421			$15,415

Interest rate spread [1]			1.67%			1.71%			2.13%
Net interest margin [2]			1.86%			1.89%			2.26%
Net interest margin - FTE [3]			2.04%			2.07%			2.41%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by total average interest-earning assets (annualized)
3 On an FTE basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons. Net interest margin - FTE represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Three Months Ended March 31, 2019 vs. December 31, 2018 Due to Changes in			Three Months Ended March 31, 2019 vs. March 31, 2018 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,466	$503	$1,969	$6,329	$774	$7,103
Securities – taxable	173	224	397	271	565	836
Securities – non-taxable	61	(78)	(17)	(11)	(16)	(27)
Other earning assets	679	122	801	1,013	95	1,108
Total	2,379	771	3,150	7,602	1,418	9,020

Interest expense
Interest-bearing deposits	1,222	826	2,048	2,862	4,254	7,116
Other borrowed funds	199	80	279	561	514	1,075
Total	1,421	906	2,327	3,423	4,768	8,191

Increase (decrease) in net interest income	$958	$(135)	$823	$4,179	$(3,350)	$829

Net interest income for the first quarter 2019 was $16.2 million, an increase of $0.8 million, or 5.4%, compared to $15.4 million for the first quarter 2018. The increase in net interest income was the result of a $9.0 million, or 34.7%, increase in total interest income to $35.0 million for the first quarter 2019 from $26.0 million for the first quarter 2018. The increase in total interest income was partially offset by an $8.2 million, or 77.5%, increase in total interest expense to $18.8 million for the first quarter 2019 from $10.6 million for the first quarter 2018.

The increase in total interest income compared to the first quarter 2018 was due primarily to an increase in interest earned on loans resulting from an increase of $602.1 million, or 27.7%, in the average balance of loans, including loans held-for-sale and an increase of 14 basis points (“bps”) in the yield on loans, including loans held-for-sale. The increase in average loan balances was driven by growth in the public finance, single tenant lease financing, healthcare finance and consumer loan portfolios. All loan portfolios experienced an increase in yields, which drove the overall increase in the yield earned on loans. The average balance of securities increased $38.1 million, or 7.9%, and the yield earned on the securities portfolio increased 44 bps for the first quarter 2019 compared to the first quarter 2018. The increase in yield is due primarily to recent purchases of securities producing higher yields as well as an increase in yield on variable rate securities from first quarter 2018 to first quarter 2019. Additionally, the average balance of other earning assets increased $142.0 million, or 135.7%, and the yield earned on these assets increased 33 bps for the first quarter 2019 compared to the first quarter 2018. The increase in the average balance of other earning assets was due to the Company carrying higher cash balances for balance sheet liquidity purposes and the increase in the yield was due to higher short-term market interest rates.

The increase in total interest expense compared to the first quarter 2018 was driven primarily by an increase of $623.6 million, or 29.6%, in the average balance of interest-bearing deposits for the first quarter 2019 compared to the first quarter 2018, as well as a 70 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $621.5 million, or 44.5%, increase in average certificates and brokered deposit balances and a 71 bp increase in the related costs of those deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a 61 bp increase in the cost of funds related to money market deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due primarily to increases in interest rates as the Federal Reserve increased its benchmark Fed Funds target rate 75 bps from March 31, 2018 through March 31, 2019. Additionally, during mid-to-late 2018, the Company initiated a liability hedging strategy using pay fixed/receive variable interest rate swaps to extend the duration of brokered variable rate money market deposits to increase asset sensitivity, reduce long-term interest rate risk and reduce volatility in total shareholders’ equity due to the impact of changes in interest rates on other comprehensive income (loss). The resulting long-term funding strategy also contributed to the increase in cost of deposit funding.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $98.7 million, or 22.3%, increase in the average balance of other borrowed funds for the first quarter 2019 compared to the first quarter

2018. The increase in the interest expense of other borrowed funds was due primarily to the cost of funds related to Federal Home Loan Bank advances increasing 58 bps. Similar to the brokered deposit liability hedging strategy described above, the cost of FHLB advances increased as the Company also employed a similar hedging strategy using short-term FHLB advances to increase asset sensitivity and reduce long-term interest rate risk.

Net interest margin (“NIM”) was 1.86% for the first quarter 2019 compared to 2.26% for the first quarter 2018. The decrease in NIM for the first quarter 2019 compared to the first quarter 2018 was driven primarily by an increase of 65 bps in the cost of interest-bearing liabilities, partially offset by an increase of 19 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 2.04% for the first quarter 2019 compared to 2.41% for the first quarter 2018.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Service charges and fees	$236	$237	$236	$231	$230
Mortgage banking activities	1,617	1,141	1,402	1,597	1,578
(Loss) gain on sale of loans	(104)	89	—	—	414
Other	623	580	356	349	320
Total noninterest income	$2,372	$2,047	$1,994	$2,177	$2,542

During the first quarter 2019, noninterest income was $2.4 million, representing a decrease of $0.2 million, or 6.7%, compared to $2.5 million for the first quarter 2018. The decrease was due to the change in the (loss) gain on sale of loans as the Company completed two sales of single tenant lease financing loans during the first quarter 2018 at premiums to their carrying values. During the first quarter 2019, the Company recognized a $0.1 million loss on sale of loans due primarily to the sale of $31.5 million of seasoned lower yielding public finance and residential mortgage loans, partially offset by a modest gain on a $4.1 million sale of single tenant lease financing loans.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Salaries and employee benefits	$6,321	$5,738	$5,704	$5,827	$5,905
Marketing, advertising and promotion	469	543	601	608	716
Consulting and professional services	814	862	709	633	851
Data processing	317	320	368	282	263
Loan expenses	314	204	241	260	237
Premises and equipment	1,500	1,307	1,244	1,231	1,214
Deposit insurance premium	555	570	441	480	465
Write-down of other real estate owned	—	2,423	—	—	—
Other	819	772	737	861	566
Total noninterest expense	$11,109	$12,739	$10,045	$10,182	$10,217

Noninterest expense for the first quarter 2019 was $11.1 million, compared to $10.2 million for the first quarter 2018. The increase of $0.9 million, or 8.7%, compared to the first quarter 2018 was due primarily to increases of $0.4 million in salaries and employee benefits, $0.3 million in premises and equipment, $0.3 million in other expenses, and $0.1 million in deposit insurance premium processing expenses, partially offset by a decrease of $0.2 million in marketing, advertising and promotion expenses. The increase in salaries and employee benefits resulted primarily from an increase in employee compensation and higher medical and prescription drug claims experience, partially offset by decreased equity compensation expense as the first quarter 2018 included $0.2 million of non-recurring accelerated vesting recognition. The increase in premises and equipment was due primarily to higher software expenses. The increase in other expenses was due primarily to a $0.1 million gain on sale of OREO recognized in the first quarter 2018, as well as other various expenses, none of which were deemed significant individually. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth, as the FDIC uses annual asset growth as a component of their calculation to determine the cost of FDIC deposit insurance. The decrease in marketing, advertising and promotion expenses was due primarily to lower mortgage lead generation costs.

Income tax provision was $0.5 million for the first quarter 2019, resulting in an effective tax rate of 8.5%, compared to $0.9 million and an effective tax rate of 12.5% for the first quarter 2018. The decrease in the effective tax rate compared to the first quarter 2018 was due primarily to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio. This was partially offset by a $0.3 million increase in income tax expense associated with equity compensation vesting events during the first quarter 2019 compared to the first quarter 2018.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total assets	$3,670,176	$3,541,692	$3,202,918	$3,115,773	$2,862,728
Loans	2,839,928	2,716,228	2,493,622	2,374,035	2,209,405
Total securities	551,604	504,095	489,197	480,025	482,858
Loans held-for-sale	13,706	18,328	23,493	20,672	17,067
Noninterest-bearing deposits	45,878	43,301	42,750	44,671	47,678
Interest-bearing deposits	2,765,230	2,628,050	2,403,814	2,349,613	2,129,443
Total deposits	2,811,108	2,671,351	2,446,564	2,394,284	2,177,121
Advances from Federal Home Loan Bank	495,146	525,153	425,160	390,167	413,173
Total shareholders’ equity	294,013	288,735	287,740	282,087	224,824

Total assets increased $128.5 million, or 3.6%, to $3.7 billion at March 31, 2019 compared to $3.5 billion at December 31, 2018. Balance sheet expansion during the first three months of 2019 was funded primarily by deposit growth of $139.8 million, or 5.2%. This funding was generally deployed to support loan growth of $123.7 million, or 4.6%.

Loan Portfolio Analysis

The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
Commercial loans
Commercial and industrial	$112,146	3.9%	$114,382	4.2%	$105,489	4.2%	$107,394	4.5%	$119,893	5.4%
Owner-occupied commercial real estate	87,482	3.1%	87,962	3.2%	93,568	3.8%	86,068	3.6%	81,998	3.7%
Investor commercial real estate	11,188	0.4%	5,391	0.2%	5,595	0.2%	6,185	0.3%	6,273	0.3%
Construction	42,319	1.5%	39,916	1.5%	38,228	1.5%	46,769	2.0%	47,013	2.1%
Single tenant lease financing	975,841	34.3%	919,440	33.8%	883,372	35.4%	863,981	36.4%	834,335	37.8%
Public finance	708,816	25.0%	706,342	26.0%	610,858	24.5%	566,184	23.8%	481,923	21.8%
Healthcare finance	158,796	5.6%	117,007	4.4%	89,525	3.6%	65,605	2.8%	48,891	2.2%
Total commercial loans	2,096,588	73.8%	1,990,440	73.3%	1,826,635	73.3%	1,742,186	73.4%	1,620,326	73.3%
Consumer loans
Residential mortgage	404,869	14.3%	399,898	14.7%	362,574	14.5%	337,143	14.2%	318,298	14.4%
Home equity	27,794	1.0%	28,735	1.1%	28,713	1.2%	28,826	1.2%	29,296	1.3%
Other consumer	285,259	10.0%	279,771	10.3%	270,567	10.8%	260,164	11.0%	236,185	10.7%
Total consumer loans	717,922	25.3%	708,404	26.1%	661,854	26.5%	626,133	26.4%	583,779	26.4%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	25,418	0.9%	17,384	0.6%	5,133	0.2%	5,716	0.2%	5,300	0.3%
Total loans	2,839,928	100.0%	2,716,228	100.0%	2,493,622	100.0%	2,374,035	100.0%	2,209,405	100.0%
Allowance for loan losses	(18,841)		(17,896)		(16,704)		(16,053)		(15,560)
Net loans	$2,821,087		$2,698,332		$2,476,918		$2,357,982		$2,193,845

(1) Includes carrying value adjustments of $11.5 million, $5.0 million, ($5.2) million, ($2.5) million and ($0.7) million as of March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $2.8 billion as of March 31, 2019, an increase of $123.7 million, or 4.6%, compared to December 31, 2018. The growth in commercial loan balances was driven largely by production in single tenant lease financing, which increased $56.4 million, or 6.1%, and healthcare finance, which increased $41.8 million, or 35.7%, but was partially offset by the Company’s first sale of public finance loans, which consisted of $26.2 million of seasoned lower yielding credits. The growth in consumer loan balances was driven primarily by draw-downs on residential construction loans and new originations in the trailer and recreational vehicle portfolios, partially offset by the sale of $5.2 million of seasoned lower yielding residential mortgage loans.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Nonaccrual loans
Commercial loans:
Commercial and industrial	$192	$195	$—	$—	$—
Owner-occupied commercial real estate	—	325	—	—	—
Total commercial loans	192	520	—	—	—
Consumer loans:
Residential mortgage	3,163	175	179	161	495
Home equity	—	55	—	83	83
Other consumer	68	42	61	41	81
Total consumer loans	3,231	272	240	285	659
Total nonaccrual loans	3,423	792	240	285	659

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	97	—	—	—
Other consumer	9	—	16	—	—
Total consumer loans	9	97	16	—	—
Total past due 90 days and accruing loans	9	97	16	—	—

Total nonperforming loans	3,432	889	256	285	659

Other real estate owned
Investor commercial real estate	2,066	2,066	4,488	4,488	4,488
Residential mortgage	553	553	553	553	553
Total other real estate owned	2,619	2,619	5,041	5,041	5,041

Other nonperforming assets	20	—	7	9	10

Total nonperforming assets	$6,071	$3,508	$5,304	$5,335	$5,710

Total nonperforming loans to total loans	0.12%	0.03%	0.01%	0.01%	0.03%
Total nonperforming assets to total assets	0.17%	0.10%	0.17%	0.17%	0.20%
Allowance for loan losses to total loans	0.66%	0.66%	0.67%	0.68%	0.70%
Allowance for loan losses to nonperforming loans	549.0%	2,013.1%	6,525.0%	5,632.6%	2,361.2%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Troubled debt restructurings – performing	$404	$410	$450	$457	$464
Total troubled debt restructurings	$404	$410	$450	$457	$464

The increase in nonperforming loans of $2.5 million, or 286.1%, to $3.4 million as of March 31, 2019 compared to $0.9 million as of December 31, 2018 was due primarily to a seasoned residential mortgage loan with an unpaid principal balance of $3.1 million that was placed on nonaccrual status during the quarter after becoming delinquent late in the fourth quarter 2018. The Company determined that no impairment existed as of March 31, 2019 as there appears to be sufficient collateral supporting the loan based on a recent appraisal. This increase was partially offset by one nonaccrual owner-occupied CRE relationship with a balance of $0.3 million that was paid in full during the first quarter 2019. Total nonperforming assets increased $2.6 million, or 73.1%, as of March 31, 2019 compared to December 31, 2018. The ratio of nonperforming loans to total loans increased to 0.12% as of March 31, 2019 compared to 0.03% as of December 31, 2018 and the ratio of nonperforming assets to total assets increased to 0.17% as of March 31, 2019 compared to 0.10% as of December 31, 2018 due primarily to the increase in the nonperforming seasoned residential mortgage loan discussed above.

As of March 31, 2019 and December 31, 2018, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consists of two buildings which are residential units adjacent to a university campus. As of March 31, 2019 and December 31, 2018, the Company had residential mortgage OREO of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Balance, beginning of period	$17,896	$16,704	$16,053	$15,560	$14,970
Provision charged to expense	1,285	1,487	888	667	850
Losses charged off	(429)	(381)	(336)	(254)	(305)
Recoveries	89	86	99	80	45
Balance, end of period	$18,841	$17,896	$16,704	$16,053	$15,560

Net charge-offs to average loans	0.05%	0.05%	0.04%	0.03%	0.05%

The allowance for loan losses was $18.8 million as of March 31, 2019, compared to $17.9 million as of December 31, 2018. The increase of $0.9 million, or 5.3%, was due primarily to the growth in single tenant lease financing and healthcare finance loan balances. During the first quarter 2019, the Company recorded net charge-offs of $0.3 million, which is consistent with net charge offs for the first quarter 2018. The net charge-offs for the first quarter 2019 were driven primarily by other consumer loans and one charge-off in C&I loans. The net charge-offs for the first quarter 2018 were due mainly to charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans was 0.66% at March 31, 2019 and December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans decreased to 549.0% as of March 31, 2019, compared to 2,013.1% as of December 31, 2018. The decrease was due primarily to the previously mentioned seasoned residential mortgage loan with an unpaid principal balance of $3.1 million being placed on nonaccrual status during the first quarter 2019.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$102,749	$109,631	$115,176	$122,162	$128,175
Municipal securities	96,328	97,090	97,160	97,230	97,299
Mortgage-backed securities	288,120	251,492	237,703	225,756	219,295
Asset-backed securities	5,000	5,002	5,003	5,003	5,000
Corporate securities	38,650	36,678	36,684	29,627	29,630
Total available-for-sale	530,847	499,893	491,726	479,778	479,399
Securities held-to-maturity
Municipal securities	10,150	10,157	10,159	10,161	10,163
Corporate securities	21,072	12,593	10,041	9,042	9,043
Total held-to-maturity	31,222	22,750	20,200	19,203	19,206
Total securities	$562,069	$522,643	$511,926	$498,981	$498,605

(dollars in thousands)
Approximate Fair Value	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$100,872	$107,585	$112,760	$120,232	$127,334
Municipal securities	95,445	92,506	91,080	92,824	93,227
Mortgage-backed securities	282,771	242,912	225,692	215,383	210,122
Asset-backed securities	4,928	4,859	4,960	4,983	5,009
Corporate securities	36,366	33,483	34,505	27,400	27,960
Total available-for-sale	520,382	481,345	468,997	460,822	463,652
Securities held-to-maturity
Municipal securities	10,062	9,801	9,519	9,675	9,743
Corporate securities	21,206	12,617	9,991	9,052	9,166
Total held-to-maturity	31,268	22,418	19,510	18,727	18,909
Total securities	$551,650	$503,763	$488,507	$479,549	$482,561

The approximate fair value of available-for-sale investment securities increased $39.0 million, or 8.1%, to $520.4 million as of March 31, 2019, compared to $481.3 million as of December 31, 2018. The increase was due primarily to an increase of $39.9 million in mortgage-backed securities. The increase in mortgage-backed securities was driven by purchases as excess liquidity was deployed, as well as by market value increases due to interest rate changes. The increase in approximate fair value of investment securities available-for-sale was partially offset by a decrease of $6.7 million in U.S. Government-sponsored agencies securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments. As of March 31, 2019, the Company had securities with an amortized cost basis of $31.2 million designated as held-to-maturity compared to $22.8 million as of December 31, 2018. The increase was due to the Company using additional liquidity to purchase held-to-maturity corporate securities.

Other Assets

During 2018, the Bank's subsidiary, SPF15, Inc., (“SPF15”), acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs.  Pursuant to a Land Acquisition Agreement among SPF15, the City of Fishers, Indiana (the “City”), and its Redevelopment Commission (the “RDC”), among others, the City agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs on or before December 31, 2018.  On December 17, 2018, the City approved a Project Agreement that replaced the Land Acquisition Agreement.  The Project Agreement extended the reimbursement deadline to October 30, 2019.  The Project Agreement makes additional financial incentives available to the Company for constructing an office building and associated parking garage on the property. The City has agreed to transfer two additional parcels of land to SPF15 consisting of approximately 0.75 acres and SPF15 has agreed to transfer certain parcels of land to the Fishers Town Hall Building Corporation and third parties in connection with the development of the property. Site demolition has commenced, enabling further evaluation of the site for construction of a multi-use development to include the Company’s future headquarters.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
Noninterest-bearing deposits	$45,878	1.6%	$43,301	1.6%	$42,750	1.7%	$44,671	1.9%	$47,678	2.2%
Interest-bearing demand deposits	111,626	4.0%	121,055	4.5%	94,681	3.9%	91,748	3.8%	99,006	4.5%
Savings accounts	41,958	1.5%	38,489	1.4%	47,033	1.9%	48,897	2.1%	60,176	2.8%
Money market accounts	573,895	20.4%	528,533	19.9%	478,548	19.6%	582,565	24.3%	592,113	27.2%
Certificates of deposits	1,464,543	52.1%	1,292,883	48.4%	1,252,690	51.2%	1,231,438	51.4%	1,185,176	54.4%
Brokered deposits	573,208	20.4%	647,090	24.2%	530,862	21.7%	394,965	16.5%	192,972	8.9%
Total deposits	$2,811,108	100.0%	$2,671,351	100.0%	$2,446,564	100.0%	$2,394,284	100.0%	$2,177,121	100.0%

Total deposits increased $139.8 million, or 5.2%, to $2.8 billion as of March 31, 2019, compared to approximately $2.7 billion as of December 31, 2018. This increase was due primarily to increases of $171.7 million, or 13.3%, in certificates of deposits, $45.4 million, or 8.6%, in money market accounts and $3.5 million, or 9.0%, in savings accounts, partially offset by decreases of $73.9 million, or 11.4%, in brokered deposits and $9.4 million, or 7.8%, in interest-bearing demand deposits. The increase in certificates of deposits was due to strong production during the first quarter 2019, which consequently reduced the need for brokered deposit funding.

Recent Equity Offerings

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

The Basel III Capital Rules were fully phased in on January 1, 2019 and required the Company and the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2019 and December 31, 2018 based on the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$303,401	11.66%	$182,179	7.00%	N/A	N/A
Bank	297,109	11.42%	182,038	7.00%	$169,035	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	303,401	11.66%	221,218	8.50%	N/A	N/A
Bank	297,109	11.42%	221,046	8.50%	208,043	8.00%
Total capital to risk-weighted assets
Consolidated	356,153	13.68%	273,269	10.50%	N/A	N/A
Bank	315,950	12.15%	273,057	10.50%	260,054	10.00%
Leverage ratio
Consolidated	303,401	8.34%	145,571	4.00%	N/A	N/A
Bank	297,109	8.17%	145,493	4.00%	181,866	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased in		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$300,589	12.39%	$112,866	5.75%	$169,771	7.00%	N/A	N/A
Bank	286,012	11.81%	112,672	5.75%	169,545	7.00%	$157,435	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	300,589	12.39%	142,309	7.25%	206,150	8.50%	N/A	N/A
Bank	286,012	11.81%	142,064	7.25%	205,876	8.50%	193,766	8.00%
Total capital to risk-weighted assets
Consolidated	352,360	14.53%	181,566	9.25%	254,656	10.50%	N/A	N/A
Bank	300,908	12.55%	181,255	9.25%	254,318	10.50%	242,207	10.00%
Leverage ratio
Consolidated	300,589	9.00%	106,196	4.00%	133,602	4.00%	N/A	N/A
Bank	286,012	8.57%	106,059	4.00%	133,474	4.00%	166,843	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2019 to shareholders of record as of March 29, 2019. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2019, the Company had $35.0 million principal amount of subordinated debt outstanding pursuant to the 2025 Note and the 2026 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for at least the next twelve months, including any cash dividends it may pay. The Company may explore additional asset, deposit or revenue generation channels that complement our commercial and consumer banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue in the future, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations, See Part II, Item 2, of this report for information regarding recent repurchase activity and our remaining authority under the program.

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

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2019, on a consolidated basis, the Company had $650.9 million in cash and cash equivalents and investment securities available-for-sale and $13.7 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2019, the Bank had the ability to borrow an additional $594.2 million from the Federal Home Loan Bank, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2019, the Company, on an unconsolidated basis, had $36.8 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2019, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $228.0 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2019 totaled $835.0 million. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the tangible common equity to tangible assets ratio, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted income before income taxes, adjusted income tax provision and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total equity - GAAP	$294,013	$288,735	$287,740	$282,087	$224,824
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$289,326	$284,048	$283,053	$277,400	$220,137

Total assets - GAAP	$3,670,176	$3,541,692	$3,202,918	$3,115,773	$2,862,728
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$3,665,489	$3,537,005	$3,198,231	$3,111,086	$2,858,041

Total common shares outstanding	10,128,587	10,170,778	10,181,675	10,181,675	8,450,925

Book value per common share	$29.03	$28.39	$28.26	$27.71	$26.60
Effect of goodwill	(0.46)	(0.46)	(0.46)	(0.46)	(0.55)
Tangible book value per common share	$28.57	$27.93	$27.80	$27.25	$26.05

Total shareholders’ equity to assets ratio	8.01%	8.15%	8.98%	9.05%	7.85%
Effect of goodwill	(0.12)%	(0.12)%	(0.13)%	(0.13)%	(0.15)%
Tangible common equity to tangible assets ratio	7.89%	8.03%	8.85%	8.92%	7.70%

Total average equity - GAAP	$291,883	$289,844	$285,207	$238,465	$223,131
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$287,196	$285,157	$280,520	$233,778	$218,444

Return on average shareholders’ equity	7.91%	4.89%	8.75%	10.11%	10.96%
Effect of goodwill	0.13%	0.09%	0.14%	0.20%	0.23%
Return on average tangible common equity	8.04%	4.98%	8.89%	10.31%	11.19%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total interest income	$34,999	$31,849	$30,223	$27,416	$25,979
Adjustments:
Fully-taxable equivalent adjustments [1]	1,557	1,477	1,351	1,164	1,018
Total interest income - FTE	$36,556	$33,326	$31,574	$28,580	$26,997

Net interest income	$16,244	$15,421	$15,970	$15,461	$15,415
Adjustments:
Fully-taxable equivalent adjustments [1]	1,557	1,477	1,351	1,164	1,018
Net interest income - FTE	$17,801	$16,898	$17,321	$16,625	$16,433

Net interest margin	1.86%	1.89%	2.06%	2.17%	2.26%
Effect of fully-taxable equivalent adjustments [1]	0.18%	0.18%	0.17%	0.16%	0.15%
Net interest margin - FTE	2.04%	2.07%	2.23%	2.33%	2.41%

1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income before income taxes - GAAP	6,222	$3,242	$7,031	$6,789	$6,890
Adjustments:
Write-down of other real estate owned	—	2,423	—	—	—
Adjusted income before income taxes	$6,222	$5,665	$7,031	$6,789	$6,890

Income tax provision (benefit) - GAAP	526	$(334)	$743	$781	$862
Adjustments:
Write-down of other real estate owned	—	509	—	—	—
Adjusted income tax provision	526	175	743	781	862

Net income - GAAP	5,696	$3,576	$6,288	6,008	6,028
Adjustments:
Write-down of other real estate owned	—	1,914	—	—	—
Adjusted net income	5,696	5,490	6,288	6,008	6,028

Diluted average common shares outstanding	10,230,531	10,275,040	10,273,766	8,919,460	8,542,363

Diluted earnings per share - GAAP	0.56	$0.35	$0.61	$0.67	$0.71
Adjustments:
Effect of write-down of other real estate owned	—	0.18	—	—	—
Adjusted diluted earnings per share	0.56	0.53	0.61	0.67	0.71

Return on average assets	0.64%	0.43%	0.79%	0.82%	0.87%
Effect of write-down of other real estate owned	0.00%	0.23%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.64%	0.66%	0.79%	0.82%	0.87%

Return on average shareholders' equity	7.91%	4.89%	8.75%	10.11%	10.96%
Effect of write-down of other real estate owned	0.00%	2.62%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	7.91%	7.51%	8.75%	10.11%	10.96%

Return on average tangible common equity	8.04%	4.98%	8.89%	10.31%	11.19%
Effect of write-down of other real estate owned	0.00%	2.66%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	8.04%	7.64%	8.89%	10.31%	11.19%

Effective income tax rate	8.5%	(10.3)%	10.6%	11.5%	12.5%
Effect of write-down of other real estate owned	0.0%	13.4%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	8.5%	3.1%	10.6%	11.5%	12.5%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 13 of the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At March 31, 2019 and December 31, 2018, the Company had interest rate swaps with notional amounts of $733.9 million and $734.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2019 and December 31, 2018, the Company had commitments to sell residential real estate loans of $54.0 million and $32.5 million, respectively. These contracts mature in less than one year. Refer to Note 12 to the Company’s condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2019, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	+50 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	(6.28)%	2.36%	4.42%	8.09%
NII - Year 2	(3.37)%	0.19%	(0.03)%	(1.01)%
EVE	0.42%	(4.16)%	(9.37)%	(21.03)%

The Company’s objective is to manage the balance sheet with a bias toward a “risk-neutral” position. A “risk-neutral” position refers to the absence of a strong bias toward either asset or liability sensitivity. An “asset sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher net interest income when interest rates, primarily short-term rates, increase as rates earned on interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on interest-bearing liabilities would reprice.  A “liability sensitive” position refers to when the characteristics of the balance sheet are expected to generate lower net interest income when short-term interest rates increase as rates paid on interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on interest-earning assets.

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On December 18, 2018 the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2019. Under this program, the Company has repurchased 96,183 shares of common stock through March 31, 2019, at an average price of $20.40, for a total investment of $2.0 million. The following table presents information with respect to purchases of the Company’s common stock made during the first quarter of fiscal 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2019 - January 31, 2019	27,943	$22.03	27,943	$9,168
February 1, 2019 - February 28, 2019	20,343	20.33	20,343	8,755
March 1, 2019 - March 31, 2019	37,000	19.37	37,000	8,038
Total	85,286		85,286

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Unless otherwise indicated, all documents incorporated into this quarterly report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under SEC file number 1-35750.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)	Incorporated by Reference
10.1	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan for awards after January 21, 2019*	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
* Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: May 8, 2019	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: May 8, 2019	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)