Form 10-Q
period 2019-06-30
First Internet Bancorp
filed 2019-08-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in Its Charter)

Indiana	20-3489991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11201 USA Parkway Fishers, IN	46037
(Address of Principal Executive Offices)	(Zip Code)

(317) 532-7900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	INBKL	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated Filer ☐	Smaller Reporting Company ☑
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

As of August 2, 2019, the registrant had 9,959,923 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “believe,” “can,” “continue,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “should,” “will” and similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance and healthcare finance loan portfolios which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board (the “PCAOB”) and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$5,638	$7,080
Interest-bearing deposits	342,660	181,632
Total cash and cash equivalents	348,298	188,712
Securities available-for-sale, at fair value (amortized cost of $526,679 and $499,893 in 2019 and 2018, respectively)	522,334	481,345
Securities held-to-maturity, at amortized cost (fair value of $36,288 and $22,418 in 2019 and 2018, respectively)	35,826	22,750
Loans held-for-sale (includes $30,642 and $18,328 at fair value in 2019 and 2018, respectively)	30,642	18,328
Loans	2,861,156	2,716,228
Allowance for loan losses	(19,976)	(17,896)
Net loans	2,841,180	2,698,332
Accrued interest receivable	18,887	16,822
Federal Home Loan Bank of Indianapolis stock	25,650	23,625
Cash surrender value of bank-owned life insurance	36,527	36,059
Premises and equipment, net	14,405	10,697
Goodwill	4,687	4,687
Other real estate owned	2,619	2,619
Accrued income and other assets	77,774	37,716
Total assets	$3,958,829	$3,541,692
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$44,040	$43,301
Interest-bearing deposits	2,962,223	2,628,050
Total deposits	3,006,263	2,671,351
Advances from Federal Home Loan Bank	514,906	525,153
Subordinated debt, net of unamortized debt issuance costs of $2,625 and $1,125 in 2019 and 2018, respectively	69,375	33,875
Accrued interest payable	2,930	1,108
Accrued expenses and other liabilities	69,235	21,470
Total liabilities	3,662,709	3,252,957
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 10,016,458 and 10,170,778 shares issued and outstanding in 2019 and 2018, respectively	224,244	227,587
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	87,454	77,689
Accumulated other comprehensive loss	(15,578)	(16,541)
Total shareholders’ equity	296,120	288,735
Total liabilities and shareholders’ equity	$3,958,829	$3,541,692

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Income
Loans	$30,842	$23,699	$60,060	$45,814
Securities – taxable	3,540	2,556	6,864	5,044
Securities – non-taxable	668	700	1,352	1,411
Other earning assets	1,794	461	3,567	1,126
Total interest income	36,844	27,416	71,843	53,395
Interest Expense
Deposits	17,147	9,226	32,533	17,496
Other borrowed funds	3,592	2,729	6,961	5,023
Total interest expense	20,739	11,955	39,494	22,519
Net Interest Income	16,105	15,461	32,349	30,876
Provision for Loan Losses	1,389	667	2,674	1,517
Net Interest Income After Provision for Loan Losses	14,716	14,794	29,675	29,359
Noninterest Income
Service charges and fees	225	231	461	461
Mortgage banking activities	2,664	1,597	4,281	3,175
(Loss) gain on sale of loans	(66)	—	(170)	414
Loss on sale of securities	(458)	—	(458)	—
Other	1,089	349	1,712	669
Total noninterest income	3,454	2,177	5,826	4,719
Noninterest Expense
Salaries and employee benefits	6,642	5,827	12,963	11,732
Marketing, advertising and promotion	466	608	935	1,324
Consulting and professional services	835	633	1,649	1,484
Data processing	328	282	645	545
Loan expenses	292	260	606	497
Premises and equipment	1,497	1,231	2,997	2,445
Deposit insurance premium	747	480	1,302	945
Other	902	861	1,721	1,427
Total noninterest expense	11,709	10,182	22,818	20,399
Income Before Income Taxes	6,461	6,789	12,683	13,679
Income Tax Provision	340	781	866	1,643
Net Income	$6,121	$6,008	$11,817	$12,036
Income Per Share of Common Stock
Basic	$0.60	$0.67	$1.16	$1.38
Diluted	$0.60	$0.67	$1.16	$1.38
Weighted-Average Number of Common Shares Outstanding
Basic	10,148,285	8,909,913	10,182,770	8,705,689
Diluted	10,148,285	8,919,460	10,186,833	8,731,331
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,121	$6,008	$11,817	$12,036
Other comprehensive income
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	3,667	(3,209)	10,577	(10,874)
Reclassification adjustment for losses realized	458	—	458	—
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive (loss) income before tax	(5,892)	(958)	(9,464)	(958)
Other comprehensive (loss) income before income tax	(1,767)	(4,167)	1,571	(11,832)
Income tax (benefit) provision	(357)	(1,363)	608	(3,836)
Other comprehensive (loss) income	(1,410)	(2,804)	963	(7,996)
Comprehensive income	$4,711	$3,204	$12,780	$4,040

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2019 and 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	11,817	—	11,817
Other comprehensive income	—	—	963	963
Dividends declared ($0.12 per share)	—	(1,231)	—	(1,231)
Recognition of the fair value of share-based compensation	862	—	—	862
Repurchase of common stock	(4,133)	—	—	(4,133)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	22	—	—	22
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, June 30, 2019	$224,244	$87,454	$(15,578)	$296,120

Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (2)	—	1,063	(1,063)	—
Net income	—	12,036	—	12,036
Other comprehensive loss	—	—	(7,996)	(7,996)
Dividends declared ($0.12 per share)	—	(1,136)	—	(1,136)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Recognition of the fair value of share-based compensation	911	—	—	911
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, June 30, 2018	$227,099	$69,066	$(14,078)	$282,087

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

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2019 and 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2019	$226,235	$81,946	$(14,168)	$294,013
Net income	—	6,121	—	6,121
Other comprehensive loss	—	—	(1,410)	(1,410)
Dividends declared ($0.06 per share)	—	(613)	—	(613)
Recognition of the fair value of share-based compensation	383	—	—	383
Repurchase of common stock	(2,387)	—	—	(2,387)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	13	—	—	13
Balance, June 30, 2019	$224,244	$87,454	$(15,578)	$296,120

Balance, April 1, 2018	$172,420	$63,677	$(11,274)	$224,823
Net income	—	6,008	—	6,008
Other comprehensive loss	—	—	(2,804)	(2,804)
Dividends declared ($0.06 per share)	—	(619)	—	(619)
Net cash proceeds from common stock issuance	54,334			54,334
Recognition of the fair value of share-based compensation	333	—	—	333
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	12	—	—	12
Balance, June 30, 2018	$227,099	$69,066	$(14,078)	$282,087

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$11,817	$12,036
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,747	2,948
Increase in cash surrender value of bank-owned life insurance	(468)	(474)
Provision for loan losses	2,674	1,517
Share-based compensation expense	862	911
Loss on sale of available-for-sale securities	458	—
Loans originated for sale	(220,266)	(178,382)
Proceeds from sale of loans	211,432	184,779
Gain on loans sold	(3,128)	(3,579)
Gain on sale of other real estate owned	—	(105)
(Increase) decrease in fair value of loans held-for-sale	(352)	82
Gain on derivatives	(553)	(132)
Amortization of operating lease right-of-use assets	353	—
Net change in accrued income and other assets	(44,383)	(2,239)
Net change in accrued expenses and other liabilities	4,476	(1,477)
Net cash (used in) provided by operating activities	(33,331)	15,885
Investing Activities
Net loan activity, excluding purchases	(153,259)	(202,187)
Proceeds from sale of other real estate owned	—	332
Maturities and calls of securities available-for-sale	30,950	31,601
Proceeds from sale of securities available-for-sale	30,137	—
Purchase of securities available-for-sale	(76,834)	(31,185)
Purchase of securities held-to-maturity	(13,116)	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,025)	(2,475)
Purchase of premises and equipment	(2,852)	(903)
Loans purchased	(159,068)	(81,865)
Net proceeds from sale of portfolio loans	184,095	25,717
Net cash used in investing activities	(161,972)	(260,965)
Financing Activities
Net increase in deposits	334,912	309,343
Cash dividends paid	(1,214)	(1,008)
Repayment of subordinated debt	—	(3,000)
Net proceeds from issuance of subordinated debt	35,418	—
Repurchase of common stock	(4,133)	—
Proceeds from advances from Federal Home Loan Bank	375,000	140,000
Repayment of advances from Federal Home Loan Bank	(385,000)	(160,000)
Net proceeds from common stock issuance	—	54,334
Other, net	(94)	(210)
Net cash provided by financing activities	354,889	339,459
Net Increase in Cash and Cash Equivalents	159,586	94,379
Cash and Cash Equivalents, Beginning of Period	188,712	47,981
Cash and Cash Equivalents, End of Period	$348,298	$142,360
Supplemental Disclosures
Initial recognition of right-of-use asset	$2,096	$—
Initial recognition of operating lease liabilities	2,096	—
Cash paid during the period for interest	37,672	22,395
Cash paid during the period for taxes	1,793	360
Loans transferred to other real estate owned	—	227
Loans transferred to held-for-sale from portfolio	184,021	—
Cash dividends declared, paid in subsequent period	601	611
Securities purchased during the period, settled in subsequent period	14,247	3,923
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	—	2,932
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other period. The June 30, 2019 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent upon management’s estimates, judgments, and assumptions, and changes in any of these could have a significant impact on the condensed consolidated financial statements.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share
Net income	$6,121	$6,008	$11,817	$12,036
Weighted-average common shares	10,148,285	8,909,913	10,182,770	8,705,689
Basic earnings per common share	$0.60	$0.67	$1.16	$1.38
Diluted earnings per share
Net income	$6,121	$6,008	$11,817	$12,036
Weighted-average common shares	10,148,285	8,909,913	10,182,770	8,705,689
Dilutive effect of equity compensation	—	9,547	4,063	25,642
Weighted-average common and incremental shares	10,148,285	8,919,460	10,186,833	8,731,331
Diluted earnings per common share (1)	$0.60	$0.67	$1.16	$1.38
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 30,250 and 23,305 for the three and six months ended June 30, 2019, respectively, and 2,113 and 7,581 for the three and six months ended June 30, 2018, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$89,088	$196	$(1,547)	$87,737
Municipal securities	96,202	982	(196)	96,988
Mortgage-backed securities	297,745	1,486	(3,243)	295,988
Asset-backed securities	5,000	—	(72)	4,928
Corporate securities	38,644	54	(2,005)	36,693
Total available-for-sale	$526,679	$2,718	$(7,063)	$522,334

	June 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,147	$149	$—	$10,296
Corporate securities	25,679	353	(40)	25,992
Total held-to-maturity	$35,826	$502	$(40)	$36,288

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$20	$(2,066)	$107,585
Municipal securities	97,090	90	(4,674)	92,506
Mortgage-backed securities	251,492	162	(8,742)	242,912
Asset-backed securities	5,002	—	(143)	4,859
Corporate securities	36,678	—	(3,195)	33,483
Total available-for-sale	$499,893	$272	$(18,820)	$481,345

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,157	$—	$(356)	$9,801
Corporate securities	12,593	80	(56)	12,617
Total held-to-maturity	$22,750	$80	$(412)	$22,418

The carrying value of securities at June 30, 2019 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
One to five years	$4,160	$4,212
Five to ten years	68,125	67,063
After ten years	151,649	150,143
	223,934	221,418
Mortgage-backed securities	297,745	295,988
Asset-backed securities	5,000	4,928
Total	$526,679	$522,334

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$497	$499
Five to ten years	29,423	29,763
After ten years	5,906	6,026
Total	$35,826	$36,288

There were $0.5 million of gross losses resulting from sales of available-for-sale securities during the three and six months ended June 30, 2019 and no gross gains or losses resulting from sales of available-for-sale securities during the three and six months ended June 30, 2018.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2019 and December 31, 2018 was $309.5 million and $469.8 million, which was approximately 55% and 93%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,664	$(31)	$71,613	$(1,516)	$76,277	$(1,547)
Municipal securities	355	—	28,120	(196)	28,475	(196)
Mortgage-backed securities	22,985	(82)	140,606	(3,161)	163,591	(3,243)
Asset-backed securities	—	—	4,928	(72)	4,928	(72)
Corporate securities	8,097	(30)	22,544	(1,975)	30,641	(2,005)
Total	$36,101	$(143)	$267,811	$(6,920)	$303,912	$(7,063)

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$5,595	$(40)	$—	$—	$5,595	$(40)
Total	$5,595	$(40)	$—	$—	$5,595	$(40)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$69,798	$(893)	$33,511	$(1,173)	$103,309	$(2,066)
Municipal securities	23,747	(710)	59,938	(3,964)	83,685	(4,674)
Mortgage-backed securities	56,177	(529)	172,442	(8,213)	228,619	(8,742)
Asset-backed securities	4,859	(143)	—	—	4,859	(143)
Corporate securities	14,092	(586)	19,391	(2,609)	33,483	(3,195)
Total	$168,673	$(2,861)	$285,282	$(15,959)	$453,955	$(18,820)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,801	$(356)	$—	$—	$9,801	$(356)
Corporate securities	6,037	(56)	—	—	6,037	(56)
Total	$15,838	$(412)	$—	$—	$15,838	$(412)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and six months ended June 30, 2018. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and six months ended June 30, 2019 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Realized gains and losses on securities available-for-sale
Loss realized in earnings	$(458)	$(458)	Loss on sale of securities
Total reclassified amount before tax	(458)	(458)	Income Before Income Taxes
Tax benefit	(124)	(124)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$(334)	$(334)	Net Income

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

Categories of loans include:

	June 30, 2019	December 31, 2018
Commercial loans
Commercial and industrial	$110,143	$114,382
Owner-occupied commercial real estate	83,979	87,962
Investor commercial real estate	21,179	5,391
Construction	47,849	39,916
Single tenant lease financing	1,001,196	919,440
Public finance	706,161	706,342
Healthcare finance	212,351	117,007
Total commercial loans	2,182,858	1,990,440
Consumer loans
Residential mortgage	318,678	399,898
Home equity	26,825	28,735
Other consumer	294,251	279,771
Total consumer loans	639,754	708,404
Total commercial and consumer loans	2,822,612	2,698,844
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	38,544	17,384
Total loans	2,861,156	2,716,228
Allowance for loan losses	(19,976)	(17,896)
Net loans	$2,841,180	$2,698,332

(1) Includes carrying value adjustments of $22.2 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively, related to interest rate swaps associated with public finance loans.

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

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Central Indiana and the adjacent markets and the greater Phoenix, Arizona market, and its loans are often secured by manufacturing and service facilities, as well as office buildings.

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

Public Finance: These loans are made on a nationwide basis to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans are pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenue; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment.

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
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1 to 4 family residences. The properties securing the Company's home equity portfolio segment are generally geographically diverse, as the Company offers these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.
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

Allowance for Loan Losses Methodology

Company policy is designed to maintain an adequate allowance for loan losses (“ALLL”). The portfolio is segmented by loan type, and the required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on average historical losses, adjusted for current economic factors and portfolio trends. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. Management adds qualitative factors for observable trends, changes in internal practices, changes in delinquencies and impairments, and external factors. Observable factors include changes in the composition and size of portfolios, as well as loan terms or concentration levels. The Company evaluates the impact of internal changes such as management and staff experience levels or modification to loan underwriting processes. Delinquency trends are scrutinized for both volume and severity of past due, nonaccrual, or classified loans, as well as any changes in the value of underlying collateral. Finally, the Company considers the effect of other external factors such as national, regional, and local economic and business conditions, as well as competitive, legal, and regulatory requirements. Loans that are considered to be impaired are evaluated to determine the need for a specific allowance by applying at least one of three methodologies: present value of future cash flows; fair value of collateral less costs to sell; or the loan’s observable market price. All troubled debt restructurings (“TDR”) are considered impaired loans. Loans evaluated for impairment are removed from other pools to prevent double-counting. Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral less costs to sell and allows existing methods for recognizing interest income.

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

The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,444	$480	$—	$—	$1,924
Owner-occupied commercial real estate	847	(223)	—	—	624
Investor commercial real estate	103	66	—	—	169
Construction	267	35	—	—	302
Single tenant lease financing	9,368	293	—	—	9,661
Public finance	1,650	113	—	—	1,763
Healthcare finance	1,731	562	—	—	2,293
Residential mortgage	1,044	(383)	—	1	662
Home equity	49	(5)	—	4	48
Other consumer	2,338	451	(337)	78	2,530
Total	$18,841	$1,389	$(337)	$83	$19,976

	Six Months Ended June 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,479	$557	$(112)	$—	$1,924
Owner-occupied commercial real estate	891	(267)	—	—	624
Investor commercial real estate	61	108	—	—	169
Construction	251	51	—	—	302
Single tenant lease financing	8,827	834	—	—	9,661
Public finance	1,670	93	—	—	1,763
Healthcare finance	1,264	1,029	—	—	2,293
Residential mortgage	1,079	(419)	—	2	662
Home equity	53	(11)	—	6	48
Other consumer	2,321	699	(654)	164	2,530
Total	$17,896	$2,674	$(766)	$172	$19,976

	Three Months Ended June 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,636	$(275)	$—	$3	$1,364
Owner-occupied commercial real estate	861	28	—	—	889
Investor commercial real estate	71	(4)	—	—	67
Construction	367	(72)	—	—	295
Single tenant lease financing	8,093	201	—	—	8,294
Public finance	1,118	254	—	—	1,372
Healthcare finance	484	192	—	—	676
Residential mortgage	984	(77)	—	2	909
Home equity	58	(7)	—	3	54
Other consumer	1,888	427	(254)	72	2,133
Total	$15,560	$667	$(254)	$80	$16,053

	Six Months Ended June 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(377)	$—	$3	$1,364
Owner-occupied commercial real estate	803	86	—	—	889
Investor commercial real estate	85	(18)	—	—	67
Construction	423	(128)	—	—	295
Single tenant lease financing	7,872	422	—	—	8,294
Public finance	959	413	—	—	1,372
Healthcare finance	313	363	—	—	676
Residential mortgage	956	(41)	(9)	3	909
Home equity	70	(23)	—	7	54
Other consumer	1,751	820	(551)	113	2,133
Total	$14,970	$1,517	$(560)	$126	$16,053

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019 and December 31, 2018.

	Loans			Allowance for Loan Losses
June 30, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$103,247	$6,896	$110,143	$1,324	$600	$1,924
Owner-occupied commercial real estate	78,918	5,061	83,979	624	—	624
Investor commercial real estate	21,179	—	21,179	169	—	169
Construction	47,849	—	47,849	302	—	302
Single tenant lease financing	1,001,196	—	1,001,196	9,661	—	9,661
Public finance	706,161	—	706,161	1,763	—	1,763
Healthcare finance	212,351	—	212,351	2,293	—	2,293
Residential mortgage	315,179	3,499	318,678	662	—	662
Home equity	26,825	—	26,825	48	—	48
Other consumer	294,189	62	294,251	2,530	—	2,530
Total	$2,807,094	$15,518	$2,822,612	$19,376	$600	$19,976

	Loans			Allowance for Loan Losses
December 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,742	$5,640	$114,382	$1,479	$—	$1,479
Owner-occupied commercial real estate	85,653	2,309	87,962	891	—	891
Investor commercial real estate	5,391	—	5,391	61	—	61
Construction	39,916	—	39,916	251	—	251
Single tenant lease financing	919,440	—	919,440	8,827	—	8,827
Public finance	706,342	—	706,342	1,670	—	1,670
Healthcare finance	117,007	—	117,007	1,264	—	1,264
Residential mortgage	399,328	570	399,898	1,079	—	1,079
Home equity	28,680	55	28,735	53	—	53
Other consumer	279,714	57	279,771	2,321	—	2,321
Total	$2,690,213	$8,631	$2,698,844	$17,896	$—	$17,896

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$102,190	$3,869	$4,084	$110,143
Owner-occupied commercial real estate	75,580	5,093	3,306	83,979
Investor commercial real estate	21,179	—	—	21,179
Construction	47,849	—	—	47,849
Single tenant lease financing	995,552	5,644	—	1,001,196
Public finance	706,161	—	—	706,161
Healthcare finance	212,351	—	—	212,351
Total commercial loans	$2,160,862	$14,606	$7,390	$2,182,858

	June 30, 2019
	Performing	Nonaccrual	Total
Residential mortgage	$315,544	$3,134	$318,678
Home equity	26,825	—	26,825
Other consumer	294,202	49	294,251
Total consumer loans	$636,571	$3,183	$639,754

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$107,666	$1,076	$5,640	$114,382
Owner-occupied commercial real estate	81,264	4,389	2,309	87,962
Investor commercial real estate	5,391	—	—	5,391
Construction	39,916	—	—	39,916
Single tenant lease financing	913,984	5,456	—	919,440
Public finance	706,342	—	—	706,342
Healthcare finance	117,007	—	—	117,007
Total commercial loans	$1,971,570	$10,921	$7,949	$1,990,440

	December 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$399,723	$175	$399,898
Home equity	28,680	55	28,735
Other consumer	279,729	42	279,771
Total consumer loans	$708,132	$272	$708,404

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$1,414	$—	$—	$1,414	$108,729	$110,143	$1,604	$—
Owner-occupied commercial real estate	—	—	—	—	83,979	83,979	478	—
Investor commercial real estate	—	—	—	—	21,179	21,179	—	—
Construction	—	—	—	—	47,849	47,849	—	—
Single tenant lease financing	—	1,557	—	1,557	999,639	1,001,196	—	—
Public finance	—	—	—	—	706,161	706,161	—	—
Healthcare finance	—	—	—	—	212,351	212,351	—	—
Residential mortgage	—	146	3,238	3,384	315,294	318,678	3,134	121
Home equity	—	—	—	—	26,825	26,825	—	—
Other consumer	301	72	6	379	293,872	294,251	49	—
Total	$1,715	$1,775	$3,244	$6,734	$2,815,878	$2,822,612	$5,265	$121

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$9	$—	$—	$9	$114,373	$114,382	$195	$—
Owner-occupied commercial real estate	92	234	—	326	87,636	87,962	325	—
Investor commercial real estate	—	—	—	—	5,391	5,391	—	—
Construction	—	—	—	—	39,916	39,916	—	—
Single tenant lease financing	—	—	—	—	919,440	919,440	—	—
Public finance	—	—	—	—	706,342	706,342	—	—
Healthcare finance	—	—	—	—	117,007	117,007	—	—
Residential mortgage	—	3,118	98	3,216	396,682	399,898	175	97
Home equity	—	—	55	55	28,680	28,735	55	—
Other consumer	235	170	4	409	279,362	279,771	42	—
Total	$336	$3,522	$157	$4,015	$2,694,829	$2,698,844	$792	$97

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

The following table presents the Company’s impaired loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$5,484	$5,496	$—	$5,640	$5,652	$—
Owner-occupied commercial real estate	5,061	5,061	—	2,309	2,309	—
Residential mortgage	3,499	3,500	—	570	570	—
Home equity	—	—	—	55	55	—
Other consumer	62	145	—	57	124	—
Total	14,106	14,202	—	8,631	8,710	—
Loans with a specific valuation allowance
Commercial and industrial	1,412	1,412	600	—	—	—
Total	1,412	1,412	600	—	—	—
Total impaired loans	$15,518	$15,614	$600	$8,631	$8,710	$—

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$4,053	$86	$5,183	$87	$4,376	$167	$2,264	$162
Owner-occupied commercial real estate	2,723	66	402	7	2,464	93	102	7
Residential mortgage	3,538	—	653	—	2,796	—	433	—
Home equity	—	—	83	—	21	—	42	—
Other consumer	83	—	113	—	79	—	57	—
Total	10,397	152	6,434	94	9,736	260	2,898	169
Loans with a specific valuation allowance
Commercial and industrial	353	—	—	—	177	—	—	—
Total	353	—	—	—	177	—	—	—
Total impaired loans	$10,750	$152	$6,434	$94	$9,913	$260	$2,898	$169

The Company had $0.6 million in residential mortgage other real estate owned as of June 30, 2019 and December 31, 2018. There was one residential mortgage loan with a balance of $3.1 million in the process of foreclosure at June 30, 2019. There were no loans in the process of foreclosure at December 31, 2018.

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

There were four commercial and industrial loans classified as new TDRs during the three and six months ended June 30, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. There were no loans classified as new TDRs during the three and six months ended June 30, 2018. The Company did not allocate a specific allowance for those loans as of June 30, 2019. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and six months ended June 30, 2019 and 2018.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2019 and December 31, 2018.

(in thousands)	June 30, 2019	December 31, 2018
Land	$2,500	$2,500
Right of use leased asset	1,743	—
Building and improvements	8,980	6,752
Furniture and equipment	9,701	9,076
Less: accumulated depreciation	(8,519)	(7,631)
Total	$14,405	$10,697

Note 6:	Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02 - Leases (Topic 842) and elected the optional transition method, which allows the Company to not separate non-lease components from the associated lease component if certain conditions are met. In addition, the Company elected not to adjust prior comparative periods. Refer to Note 13 for further information regarding transition guidance related to the new standard.

The Company has two operating leases that are used for general office operations with remaining lease terms of two to four years. With the adoption of ASU 2016-02, operating lease agreements are required to be recognized on the condensed consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table shows the components of lease expense.

(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$187	368

The following table shows supplemental cash flow information related to leases.

(in thousands)	Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394

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

(dollars in thousands)
June 30, 2019
Operating lease right-of-use assets	$1,743
Operating lease liabilities	1,743

Weighted average remaining lease term (years)
Operating leases	2.8

Weighted average discount rate
Operating leases	1.9%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of June 30, 2019.

(in thousands)
Twelve months ended June 30,
2020	$753
2021	584
2022	226
2023	232
2024	—
Thereafter	—
Total lease payments	1,795
Less imputed interest	(68)
Total	$1,727

Note 7:        Goodwill

As of June 30, 2019 and December 31, 2018, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended June 30, 2019.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. No events or changes in circumstances have occurred since the August 31, 2018 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding September 30, 2021, and thereafter a floating rate equal to the then-current three-month LIBOR rate plus 485 basis points. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding, June 30, 2024, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month LIBOR rate) plus 411 basis points. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	10,000	(150)	10,000	(162)
2026 Notes	25,000	(901)	25,000	(963)
2029 Notes	37,000	(1,574)	—	—
Total	$72,000	$(2,625)	$35,000	$(1,125)

Note 9:        Benefit Plans

Employment Agreement

The Company is party to an employment agreement with its Chief Executive Officer that provides for an annual base salary and an annual bonus, if any, as determined from time to time by the Compensation Committee of our Board of Directors. The annual bonus is to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee for the Chief Executive Officer and other senior officers. The agreement also provides that the Chief Executive Officer may be awarded additional compensation, benefits, or consideration as the Compensation Committee may determine.

The agreement provides for the continuation of salary and certain other benefits for a specified period of time upon termination of his employment under certain circumstances, including his resignation for “good reason” or termination by the Company without “cause” at any time or any termination of his employment for any reason within twelve months following a “change in control,” along with other specific conditions.

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

The Company recorded $0.4 million and $0.9 million of share-based compensation expense for the three and six months ended June 30, 2019, respectively, related to awards made under the 2013 Plan. The Company recorded $0.3 million and $0.9 million of share-based compensation expense for the three and six months ended June 30, 2018, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2019, and activity for the six months ended June 30, 2019.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	75,554	$35.34	1,666	$24.44	—	$—
Granted	74,493	24.62	11,742	24.62	6	22.32
Vested	(36,218)	33.08	(7,540)	24.58	(6)	22.32
Forfeited	(6,790)	29.10	—	—	—	—
Nonvested at June 30, 2019	107,039	$29.04	5,868	$24.62	—	$—

At June 30, 2019, the total unrecognized compensation cost related to nonvested awards was $2.8 million with a weighted-average expense recognition period of 2.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2019.

Deferred Stock Rights
Outstanding, beginning of period	83,521
Granted	491
Exercised	—
Outstanding, end of period	84,012

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2019 or December 31, 2018.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018.

		June 30, 2019 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$87,737	$—	$87,737	$—
Municipal securities	96,988	—	96,988	—
Mortgage-backed securities	295,988	—	295,988	—
Asset-backed securities	4,928	—	4,928	—
Corporate securities	36,693	—	36,693	—
Total available-for-sale securities	522,334	—	522,334	—
Interest rate swap liabilities	(39,076)	—	(39,076)	—
Loans held-for-sale (mandatory pricing agreements)	30,642	—	30,642	—
Forward contracts	(549)	(549)	—	—
IRLCs	1,209	—	—	1,209

		December 31, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$107,585	$—	$107,585	$—
Municipal securities	92,506	—	92,506	—
Mortgage-backed securities	242,912	—	242,912	—
Asset-backed securities	4,859	—	4,859	—
Corporate securities	33,483	—	33,483	—
Total available-for-sale securities	481,345	—	481,345	—
Interest rate swap assets	1,579		1,579
Interest rate swap liabilities	(10,727)	—	(10,727)	—
Loans held-for-sale (mandatory pricing agreements)	18,328	—	18,328	—
Forward contracts	(360)	(360)	—	—
IRLCs	389	—	—	389

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2019 and 2018.

Three Months Ended
Interest Rate Lock Commitments
Balance, April 1, 2019	$781
Total realized gains
Included in net income	428
Balance, June 30, 2019	$1,209

Balance, April 1, 2018	$732
Total realized losses
Included in net income	(8)
Balance, June 30, 2018	$724

Six Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2019	$389
Total realized gains
Included in net income	820
Balance, June 30, 2019	$1,209

Balance as of January 1, 2018	$551
Total realized gains
Included in net income	173
Balance, June 30, 2018	$724

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2018. There were no fair value measurements of assets and liabilities recognized on a nonrecurring basis at June 30, 2019.

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

	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$1,209	Discounted cash flow	Loan closing rates	35% - 100%

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
IRLCs	$389	Discounted cash flow	Loan closing rates	34% - 100%

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

Securities Held-to-Maturity

Fair values are determined by using models that are based on security-specific details, as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices and interest rate spreads on relevant benchmark securities.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2019 and December 31, 2018.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2019 and December 31, 2018.

	June 30, 2019 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$348,298	$348,298	$348,298	$—	$—
Securities held-to-maturity	35,826	36,288	—	36,288	—
Net loans	2,841,180	2,820,278	—	—	2,820,278
Accrued interest receivable	18,887	18,887	18,887	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,006,263	3,046,347	810,003	—	2,236,344
Advances from Federal Home Loan Bank	514,906	522,132	—	522,132	—
Subordinated debt	69,375	74,895	64,670	10,225	—
Accrued interest payable	2,930	2,930	2,930	—	—

	December 31, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$188,712	$188,712	$188,712	$—	$—
Securities held-to-maturity	22,750	22,418	—	22,418	—
Net loans	2,698,332	2,646,060	—	—	2,646,060
Accrued interest receivable	16,822	16,822	16,822	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,671,351	2,687,666	731,378	—	1,956,288
Advances from Federal Home Loan Bank	525,153	520,120	—	520,120	—
Subordinated debt	33,875	34,490	24,250	10,240	—
Accrued interest payable	1,108	1,108	1,108	—	—

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

During the three months ended June 30, 2019 and 2018, the Company originated mortgage loans held-for-sale of $145.0 million and $95.9 million, respectively, and sold $130.4 million and $93.9 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2019 and 2018, the Company originated mortgage loans held-for-sale of $220.3 million and $178.4 million, respectively, and sold $211.4 million and $184.8 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain on loans sold	$1,825	$1,493	$3,298	$3,165
(Loss) gain resulting from the change in fair value of loans held-for-sale	(170)	151	(352)	(82)
Gain (loss) resulting from the change in fair value of derivatives	1,009	(47)	1,335	92
Net revenue from mortgage banking activities	$2,664	$1,597	$4,281	$3,175

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

The Company entered into various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the condensed consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets, while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income on the condensed consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2019 and December 31, 2018.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Loans	$487,002	$474,233	$22,177	$4,961
Securities available-for-sale (1)	157,867	159,188	2,940	(229)
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both June 30, 2019 and December 31, 2018, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

June 30, 2019	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$435,532	6.0	$(22,319)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	4.6	(2,936)	3-month LIBOR	2.54%
Total at June 30, 2019	$523,732	5.8	$(25,255)	3-month LIBOR	2.80%

December 31, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$435,926	6.5	$(5,025)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	5.1	235	3-month LIBOR	2.54%
Total at December 31, 2018	$524,126	6.3	$(4,790)	3-month LIBOR	2.80%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2019 and December 31, 2018.

June 30, 2019	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.8	$(4,679)	3-month LIBOR	2.88%
Interest rate swaps	100,000	4.7	(3,251)	1-month LIBOR	2.88%

December 31, 2018	Notional	Weighted Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	8.1	$(2,293)	3-month LIBOR	2.88%
Interest rate swaps	100,000	5.0	(2,065)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $43.2 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at June 30, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$91,135	$986
Interest rate swaps associated with securities available-for-sale	—	—	50,000	593
Derivatives not designated as hedging instruments
IRLCs	62,555	1,209	15,136	389
Total contracts	$62,555	$1,209	$156,271	$1,968
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$435,532	$(22,319)	$344,791	$(6,011)
Interest rate swaps associated with securities available-for-sale	88,200	(2,936)	38,200	(358)
Interest rate swaps associated with liabilities	210,000	(13,822)	210,000	(4,358)
Derivatives not designated as hedging instruments
Forward contracts	101,000	(549)	32,500	(360)
Total contracts	$834,732	$(39,626)	$625,491	$(11,087)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2019 and 2018.

	Amount of Loss Recognized in Other Comprehensive Income in the Three Months Ended		Amount of Loss Recognized in Other Comprehensive Income in the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest rate swap agreements	$(5,892)	$(958)	$(9,464)	$(958)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of gain / (loss) recognized in the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$428	$(8)	$820	$173
Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$(122)	$(39)	$(189)	$(81)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and six months ended June 30, 2019 and 2018.

Line item in the condensed consolidated statements of income	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income
Loans	$(285)	$17	$(264)	$17
Securities - taxable	(10)	(46)	(17)	(76)
Securities - non-taxable	27	4	72	18
Total interest income	(268)	(25)	(209)	(41)
Interest expense
Deposits	104	—	194	—
Other borrowed funds	79	15	113	15
Total interest expense	183	15	307	15
Net interest income	$(451)	$(40)	$(516)	$(56)

Note 13:     Recent Accounting Pronouncements

ASU 2016-02 - Leases (Topic 842) (February 2016)

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

In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected the optional transition method permitted by ASU 2018-11, which allowed the Company to recognize and measure leases that exist at the application date. Under this method, an entity must recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.

The new ASU provides a number of optional practical expedients in transition. The Company has elected the practical expedients that allowed the Company to retain the classifications of existing leases, rather than re-assessing if existing leases have initial direct costs, and to use hindsight when determining the lease term and assessment of impairment. The Company also elected a practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC Topic 840 contain a lease.

The Company adopted the guidance on January 1, 2019 using the optional transition method and the adoption of the guidance did not have a material impact on the condensed consolidated financial statements. As a result, the Company recognized a $1.9 million increase in assets and liabilities on the condensed consolidated balance sheets. Refer to Note 6 for additional disclosure information.

In March 2019, the FASB issued ASU 2019-01 - Leases (Topic 842): Codification Improvements. This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC Topic 942, such as the Company, must classify principal payments received from sales-type and direct financing leases in investing activities in the statements of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (June 2016)

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

•Assets Measured at Amortized Cost: The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The statements of income reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increase or decrease of credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

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

•In May 2019, the FASB issued ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief. This ASU allows an option for preparers to irrevocably elect the fair value option, on an instrument-by-instrument basis, for eligible financial assets measured at amortized cost basis upon adoption of the credit losses standard. This increases the comparability of financial statement information provided by institutions that otherwise would have reported similar financial instruments using different measurement methodologies, potentially decreasing costs for financial statement preparers while providing more useful information to investors and other users.

For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update.

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company currently cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures this year to ensure it is fully compliant with the amendments at the adoption date. The Company has formed an implementation committee and has engaged a third-party consultant to assist in developing CECL models using appropriate methodologies.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this update modify the disclosure requirements on fair value measurements in ASC Topic 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also adds new requirements, which include the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.

ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (October 2018)

The amendments in this ASU allow all entities that elect to apply hedge accounting to benchmark interest rate hedges under ASC Topic 815, Derivatives and Hedging, to use the OIS rate based on SOFR as a benchmark interest rate, in addition to the four eligible benchmark interest rates. The Company adopted this ASU effective December 31, 2018 and it did not have a material impact on the condensed consolidated financial statements.

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (April 2019)

The amendments in this ASU clarify or correct the guidance in these Topics. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 has the same effective dates as ASU 2016-13 and the Company is currently evaluating the potential impact of these amendments on the condensed consolidated financial statements. With respect to Topic 815, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitional from a quantitative method of assessing hedge effectiveness to a more simplified method. With respect to Topic 825, 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements, and which equity securities have to be remeasured at historical exchanges rates. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the condensed consolidated financial statements.

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

We offer a wide range of commercial, small business, consumer and municipal banking products and services. We conduct our consumer and small business deposit operations primarily through online channels on a nationwide basis and have no traditional branch offices. Our residential mortgage products are offered nationwide primarily through an online direct-to-consumer platform and are supplemented with Central Indiana-based mortgage and construction lending. Our consumer lending products are primarily originated on a nationwide basis over the Internet, as well as through relationships with dealerships and financing partners.

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Additionally, we have begun adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs. Currently, these activities are part of our C&I banking team, but we have plans to continue adding resources in this area in order to originate U.S. government guaranteed loans on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our Healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the six months ended June 30, 2019 and 2018.

(dollars in thousands except for per share data)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Income Statement Summary:
Net interest income	$16,105	$16,244	$15,421	$15,970	$15,461	$32,349	$30,876
Provision for loan losses	1,389	1,285	1,487	888	667	2,674	1,517
Noninterest income	3,454	2,372	2,047	1,994	2,177	5,826	4,719
Noninterest expense	11,709	11,109	12,739	10,045	10,182	22,818	20,399
Income tax provision (benefit)	340	526	(334)	743	781	866	1,643
Net income	$6,121	$5,696	$3,576	$6,288	$6,008	$11,817	$12,036
Per Share Data:
Earnings per share - basic	$0.60	$0.56	$0.35	$0.61	$0.67	$1.16	$1.38
Earnings per share - diluted	$0.60	$0.56	$0.35	$0.61	$0.67	$1.16	$1.38
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.12	$0.12
Book value per common share	$29.56	$29.03	$28.39	$28.26	$27.71	$29.56	$27.71
Tangible book value per common share [1]	$29.10	$28.57	$27.93	$27.80	$27.25	$29.10	$27.25
Common shares outstanding	10,016,458	10,128,587	10,170,778	10,181,675	10,181,675	10,016,458	10,181,675
Average common shares outstanding:
Basic	10,148,285	10,217,637	10,263,086	10,261,967	8,909,913	10,182,770	8,705,689
Diluted	10,148,285	10,230,531	10,275,040	10,273,766	8,919,460	10,186,833	8,731,331
Dividend payout ratio [2]	10.00%	10.71%	17.14%	9.84%	8.96%	10.34%	8.70%
Performance Ratios:
Return on average assets	0.65%	0.64%	0.43%	0.79%	0.82%	0.64%	0.84%
Return on average shareholders’ equity	8.26%	7.91%	4.89%	8.75%	10.11%	8.09%	10.51%
Return on average tangible common equity [1]	8.39%	8.04%	4.98%	8.89%	10.31%	8.22%	10.73%
Net interest margin	1.73%	1.86%	1.89%	2.06%	2.17%	1.79%	2.22%
Net interest margin - FTE [1,3]	1.91%	2.04%	2.07%	2.23%	2.33%	1.97%	2.37%
Noninterest expense to average assets	1.23%	1.24%	1.52%	1.27%	1.40%	1.55%	1.87%
Capital Ratios:
Total shareholders’ equity to assets	7.48%	8.01%	8.15%	8.98%	9.05%	7.48%	9.05%
Tangible common equity to tangible assets ratio [1]	7.37%	7.89%	8.03%	8.85%	8.92%	7.37%	8.92%
Tier 1 leverage ratio	8.06%	8.34%	9.00%	9.40%	9.93%	8.06%	9.93%
Common equity tier 1 capital ratio	11.08%	11.66%	12.39%	13.14%	13.54%	11.08%	13.54%
Tier 1 capital ratio	11.08%	11.66%	12.39%	13.14%	13.54%	11.08%	13.54%
Total risk-based capital ratio	14.31%	13.68%	14.53%	15.38%	15.85%	14.31%	15.85%

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

During the second quarter 2019, net income was $6.1 million, or $0.60 per diluted share, compared to the second quarter 2018 net income of $6.0 million, or $0.67 per diluted share, representing an increase in net income of $0.1 million, or 1.9%. During the six months ended June 30, 2019, net income was $11.8 million, or $1.16 per diluted share, compared to the six months ended June 30, 2018 net income of $12.0 million, or $1.38 per diluted share, representing a decrease in net income of $0.2 million, or 1.8%. The comparability of diluted earnings per share between the second quarter 2019 and the second quarter 2018, as well as the six months ended June 30, 2019 and June 30, 2018, is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,730,750 shares of common stock through an underwritten public offering in June 2018, partially offset by repurchase activity.

The $0.1 million increase in net income in the second quarter 2019 compared to the second quarter 2018 was due primarily to an increase of $1.3 million, or 58.7%, in noninterest income, an increase of $0.6 million, or 4.2%, in net interest income, and a decrease of $0.4 million, or 56.5%, in income tax expense, partially offset by a $1.5 million, or 15.0%, increase in noninterest expense and a $0.7 million, or 108.2%, increase in provision for loan losses.

The $0.2 million decrease in net income in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due primarily to a $2.4 million, or 11.9%, increase in noninterest expense and a $1.2 million, or 76.3%, increase in provision for loan losses, partially offset by a $1.5 million, or 4.8%, increase in net interest income, a $1.1 million, or 23.5%, increase in noninterest income, and a $0.8 million, or 47.3%, decrease in income tax expense.

During the second quarter 2019, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.65% and 8.26%, respectively, compared to 0.82% and 10.11%, respectively, for the second quarter 2018. During the six months ended June 30, 2019, ROAA and ROAE were 0.64% and 8.09%, respectively, compared to 0.84% and 10.51%, respectively, for the six months ended June 30, 2018. The decrease in ROAA for both the three and six months ended June 30, 2019 was due primarily to the Company’s growth in average assets. The decrease in ROAE during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was mainly the result of the Company’s growth in average shareholders’ equity. The increase in average shareholders’ equity was due primarily to the equity offering completed in June 2018, which resulted in net proceeds to the Company of $54.3 million.

Consolidated Average Balance Sheets and Net Interest Income Analyses

For the periods presented, the following tables provide the average balances of interest-earning assets and interest-bearing liabilities and the related yields and cost of funds. The tables do not reflect any effect of income taxes except for net interest margin - FTE, as discussed below. Balances are based on the average of daily balances. Nonaccrual loans are included in average loan balances.

(dollars in thousands)	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,916,076	$30,842	4.24%	$2,774,852	$29,218	4.27%	$2,295,970	$23,699	4.14%
Securities - taxable	460,816	3,540	3.08%	429,020	3,324	3.14%	386,207	2,556	2.65%
Securities - non-taxable	97,536	668	2.75%	94,245	684	2.94%	94,506	700	2.97%
Other earning assets	248,996	1,794	2.89%	246,732	1,773	2.91%	79,346	461	2.33%
Total interest-earning assets	3,723,424	36,844	3.97%	3,544,849	34,999	4.00%	2,856,029	27,416	3.85%

Allowance for loan losses	(19,275)			(18,229)			(15,782)
Noninterest-earning assets	100,872			100,888			81,293
Total assets	$3,805,021			$3,627,508			$2,921,540

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$117,665	$214	0.73%	$109,453	$212	0.79%	$93,599	$145	0.62%
Regular savings accounts	37,507	106	1.13%	38,853	108	1.13%	55,273	158	1.15%
Money market accounts	592,106	2,995	2.03%	563,106	2,752	1.98%	571,398	2,130	1.50%
Certificates and brokered deposits	2,131,729	13,832	2.60%	2,017,262	12,314	2.48%	1,416,775	6,793	1.92%
Total interest-bearing deposits	2,879,007	17,147	2.39%	2,728,674	15,386	2.29%	2,137,045	9,226	1.73%
Other borrowed funds	548,932	3,592	2.62%	540,705	3,369	2.53%	492,068	2,729	2.22%
Total interest-bearing liabilities	3,427,939	20,739	2.43%	3,269,379	18,755	2.33%	2,629,113	11,955	1.82%
Noninterest-bearing deposits	42,566			42,551			44,524
Other noninterest-bearing liabilities	37,368			23,695			9,438
Total liabilities	3,507,873			3,335,625			2,683,075

Shareholders’ equity	297,148			291,883			238,465
Total liabilities and shareholders’ equity	$3,805,021			$3,627,508			$2,921,540

Net interest income		$16,105			$16,244			$15,461

Interest rate spread [1]			1.54%			1.67%			2.03%
Net interest margin [2]			1.73%			1.86%			2.17%
Net interest margin - FTE [3]			1.91%			2.04%			2.33%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities.
2 Net interest income divided by total average interest-earning assets (annualized).
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

(dollars in thousands)	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,845,854	$60,060	4.26%	$2,234,706	$45,814	4.13%
Securities - taxable	445,006	6,864	3.11%	387,818	5,044	2.62%
Securities - non-taxable	95,899	1,352	2.84%	95,113	1,411	2.99%
Other earning assets	247,871	3,567	2.90%	91,946	1,126	2.47%
Total interest-earning assets	3,634,630	71,843	3.99%	2,809,583	53,395	3.83%

Allowance for loan losses	(18,755)			(15,495)
Noninterest-earning assets	100,880			78,847
Total assets	$3,716,755			$2,872,935

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$113,582	$427	0.76%	$92,323	$268	0.59%
Regular savings accounts	38,177	213	1.13%	55,611	316	1.15%
Money market accounts	577,686	5,747	2.01%	566,897	4,022	1.43%
Certificates and brokered deposits	2,074,812	26,146	2.54%	1,406,326	12,890	1.85%
Total interest-bearing deposits	2,804,257	32,533	2.34%	2,121,157	17,496	1.66%
Other borrowed funds	544,841	6,961	2.58%	467,157	5,023	2.17%
Total interest-bearing liabilities	3,349,098	39,494	2.38%	2,588,314	22,519	1.75%
Noninterest-bearing deposits	42,558			44,252
Other noninterest-bearing liabilities	30,569			9,529
Total liabilities	3,422,225			2,642,095

Shareholders’ equity	294,530			230,840
Total liabilities and shareholders’ equity	$3,716,755			$2,872,935

Net interest income		$32,349			$30,876

Interest rate spread [1]			1.61%			2.08%
Net interest margin [2]			1.79%			2.22%
Net interest margin - FTE [3]			1.97%			2.37%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities.
2 Net interest income divided by total average interest-earning assets (annualized).
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

(dollars in thousands)	Three Months Ended June 30, 2019 vs. March 31, 2019 Due to Changes in			Three Months Ended June 30, 2019 vs. June 30, 2018 Due to Changes in			Six Months Ended June 30, 2019 vs. June 30, 2018 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,889	$(1,265)	$1,624	$6,557	$586	$7,143	$12,776	$1,470	$14,246
Securities – taxable	581	(365)	216	535	449	984	802	1,018	1,820
Securities – non-taxable	120	(136)	(16)	116	(148)	(32)	33	(92)	(59)
Other earning assets	68	(47)	21	1,198	135	1,333	2,214	227	2,441
Total	3,658	(1,813)	1,845	8,406	1,022	9,428	15,825	2,623	18,448

Interest expense
Interest-bearing deposits	982	779	1,761	3,774	4,147	7,921	6,618	8,419	15,037
Other borrowed funds	67	156	223	337	526	863	907	1,031	1,938
Total	1,049	935	1,984	4,111	4,673	8,784	7,525	9,450	16,975

Increase (decrease) in net interest income	$2,609	$(2,748)	$(139)	$4,295	$(3,651)	$644	$8,300	$(6,827)	$1,473

Net interest income for the second quarter 2019 was $16.1 million, an increase of $0.6 million, or 4.2%, compared to $15.5 million for the second quarter 2018. The increase in net interest income was the result of a $9.4 million, or 34.4%, increase in total interest income to $36.8 million for the second quarter 2019 from $27.4 million for the second quarter 2018. The increase in total interest income was partially offset by an $8.8 million, or 73.5%, increase in total interest expense to $20.7 million for the second quarter 2019 from $12.0 million for the second quarter 2018.

Net interest income for the six months ended June 30, 2019 was $32.3 million, an increase of $1.5 million, or 4.8%, compared to $30.9 million for the six months ended June 30, 2018. The increase in net interest income was the result of an $18.4 million, or 34.6%, increase in total interest income to $71.8 million for the six months ended June 30, 2019 from $53.4 million for the six months ended June 30, 2018. The increase in total interest income was partially offset by a $17.0 million, or 75.4%, increase in total interest expense to $39.5 million for the six months ended June 30, 2019 from $22.5 million for the six months ended June 30, 2018.

The increase in total interest income for the second quarter 2019 compared to the second quarter 2018 was due primarily to an increase in interest earned on loans resulting from an increase of $620.1 million, or 27.0%, in the average balance of loans, including loans held-for-sale and an increase of 10 basis points (“bps”) in the yield on loans, including loans held-for-sale. The increase in average loan balances was driven by growth in the single tenant lease financing, public finance, healthcare finance and consumer loan portfolios. All loan portfolios experienced an increase in yields, which drove the overall increase in the yield earned on loans. The average balance of securities increased $77.6 million, or 16.2%, and the yield earned on the securities portfolio increased 30 bps for the second quarter 2019 compared to the second quarter 2018. The increase in yield is due primarily to recent purchases of securities producing higher yields as well as an increase in yield on variable rate securities from second quarter 2018 to the second quarter 2019. Additionally, the average balance of other earning assets increased $169.7 million, or 213.8%, and the yield earned on these assets increased 56 bps for the second quarter 2019 compared to the second quarter 2018. The increase in the average balance of other earning assets was due to the Company carrying higher cash balances for balance sheet liquidity purposes and the increase in the yield was due to higher short-term market interest rates, as compared to the second quarter 2018. During the second quarter 2019, however, both short- and long-term market interest rates declined. Should these market interest rates continue to decline, yields on interest-earning assets may be negatively impacted.

The increase in total interest income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due primarily to an increase in interest earned on loans resulting from an increase of $611.1 million, or 27.3%, in the average balance of loans, including loans held-for-sale, as well as an increase of 13 bps in the yield on loans, including loans held-for-sale. All loan portfolios experienced an increase in yields, which drove the overall increase in the yield earned on loans. In addition, the average balance of securities increased $58.0 million, or 12.0%, and the yield earned on the securities portfolio increased 36 bps for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due primarily to purchases of securities producing higher yields as well as an increase in yield on variable rate securities.

The increase in total interest expense for the second quarter 2019 compared to the second quarter 2018 was driven primarily by an increase of $742.0 million, or 34.7%, in the average balance of interest-bearing deposits for the second quarter 2019 compared to the second quarter 2018, as well as a 66 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $715.0 million, or 50.5%, increase in average certificates and brokered deposit balances and a 68 bp increase in the related costs of those deposits. An increase in market interest rates and an increase in deposit competition during the second half of 2018 contributed to increased costs associated with certificates of deposits in the second quarter 2019 compared to the second quarter 2018.  While rates paid on new certificates of deposits production peaked in the first quarter 2019 and have declined since then, new production during the second quarter 2019 continued to exceed the costs of maturing certificates of deposits, which led to an increase in the overall cost associated with these deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a 54 bp increase in the cost of funds related to money market deposits. The increase in the costs of funds related to money market accounts and certificates and brokered deposits was due primarily to increases in interest rates, as the Federal Reserve increased its benchmark Fed Funds target rate by 50 bps from June 30, 2018 through June 30, 2019. Additionally, during mid-to-late 2018, the Company initiated a liability hedging strategy using pay fixed/receive variable interest rate swaps to extend the duration of brokered variable rate money market deposits to increase asset sensitivity, reduce long-term interest rate risk and reduce volatility in total shareholders’ equity due to the impact of changes in interest rates on other comprehensive income (loss). The resulting long-term funding strategy also contributed to the increase in cost of deposit funding.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $56.9 million, or 11.6%, increase in the average balance of other borrowed funds for the second quarter 2019 compared to the second quarter 2018. The increase in the interest expense of other borrowed funds was due primarily to the cost of funds related to Federal Home Loan Bank (“FHLB”) advances increasing 44 bps. Similar to the brokered deposit liability hedging strategy described above, the cost of FHLB advances increased as the Company also employed a similar hedging strategy using short-term FHLB advances to increase asset sensitivity and reduce long-term interest rate risk. In addition, the average balance of other borrowed funds increased due to the issuance of the 2029 Notes in June 2019, which currently bear a fixed interest rate of 6.0% per year. In future periods, interest expense will reflect a full quarter’s impact of the 2029 Notes.

The increase in total interest expense was driven primarily by an increase of $683.1 million, or 32.2%, in the average balance of interest-bearing deposits for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as well as a 68 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $668.5 million, or 47.5%, increase in average certificates of deposits balances and an 69-bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $77.7 million, or 16.6%, increase in the average balance of other borrowed funds for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as well as an increase of 41 bps in the cost of other borrowed funds. The average balance of other borrowed funds increased due primarily to the average balance of Federal Home Loan Bank advances, which increased $76.7 million, or 17.3%, compared to the six months ended June 30, 2018, as the Company used FHLB advances to supplement deposit growth and to manage interest rate risk. In addition, the average balance of other borrowed funds increased due to the issuance of the 2029 Notes in June 2019, which increased interest expense compared to the six months ended June 30, 2018.

Net interest margin (“NIM”) was 1.73% for the second quarter 2019 compared to 2.17% for the second quarter 2018. The decrease in NIM for the second quarter 2019 compared to the second quarter 2018 was driven primarily by an increase of 61 bps in the cost of interest-bearing liabilities, partially offset by an increase of 12 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 1.91% for the second quarter 2019 compared to 2.33% for the second quarter 2018.

NIM was 1.79% for the six months ended June 30, 2019 compared to 2.22% for the six months ended June 30, 2018. The decline in NIM for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven primarily by an increase of 63 bps in the cost of interest-bearing liabilities, partially offset by a 16 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 1.97% for the six months ended June 30, 2019, compared to a NIM of 2.37% for the six months ended June 30, 2018.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Service charges and fees	$225	$236	$237	$236	$231	$461	$461
Mortgage banking activities	2,664	1,617	1,141	1,402	1,597	4,281	3,175
(Loss) gain on sale of loans	(66)	(104)	89	—	—	(170)	414
Loss on sale of securities	(458)	—	—	—	—	(458)	—
Other	1,089	623	580	356	349	1,712	669
Total noninterest income	$3,454	$2,372	$2,047	$1,994	$2,177	$5,826	$4,719

During the second quarter 2019, noninterest income was $3.5 million, representing an increase of $1.3 million, or 58.7%, compared to $2.2 million for the second quarter 2018. The increase was due primarily to an increase in revenue from mortgage banking activities and other noninterest income, which was partially offset by loss of sale of securities and loss on sale of loans. The increase in mortgage banking revenue was due mainly to an increase in mandatory pipeline volumes as the decline in mortgage interest rates during the quarter drove increased interest rate lock commitment activity. The increase in other noninterest income was due primarily to the Company recognizing a $0.5 million gain on the sale of its ownership of Visa Class B shares. The $0.5 million loss on sale of securities during the second quarter 2019 resulted from the Company selling lower-yielding mortgage backed and U.S. Government Agency securities with a book value of $30.6 million.

During the second quarter 2019, the Company recognized a $0.1 million loss on the sale of portfolio residential mortgage, public finance and single tenant lease financing loans with a book value of $148.4 million. Gains recognized on the sale of single tenant lease financing loans were offset by losses on the sales of portfolio residential mortgages, which included fixed rate and seasoned lower-yielding adjustable rate loans. Additionally, public finance loans were sold at approximately book value.

During the six months ended June 30, 2019, noninterest income was $5.8 million, an increase of $1.1 million, or 23.5%, from the six months ended June 30, 2018. The increase was due to a $1.1 million, or 34.8%, increase in revenue from mortgage banking activities and a $1.0 million, or 155.9%, increase in other noninterest income, partially offset by a $0.2 million loss on sale of loans, down from a $0.4 million gain on sale of loans in the prior-year period, and a $0.5 million decrease in loss on sale of securities. The increase in mortgage banking revenue was due to an increase in mandatory pipeline volumes as discussed above. The increase in other noninterest income was mainly the result of the gain on the sale of the Company’s Visa Class B shares and income associated with the Company’s temporary ownership of the land described under the heading “Other Assets” within this Management’s Discussion and Analysis. During the six months ended June 30, 2018, the Company completed two sales of single tenant lease financing loans, which resulted in the gain of $0.4 million. The loss on sale of securities was the result of the sales of securities discussed above. The Company did not sell any securities during the six months ended June 30, 2018.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Salaries and employee benefits	$6,642	$6,321	$5,738	$5,704	$5,827	$12,963	$11,732
Marketing, advertising and promotion	466	469	543	601	608	935	1,324
Consulting and professional services	835	814	862	709	633	1,649	1,484
Data processing	328	317	320	368	282	645	545
Loan expenses	292	314	204	241	260	606	497
Premises and equipment	1,497	1,500	1,307	1,244	1,231	2,997	2,445
Deposit insurance premium	747	555	570	441	480	1,302	945
Write-down of other real estate owned	—	—	2,423	—	—	—	—
Other	902	819	772	737	861	1,721	1,427
Total noninterest expense	$11,709	$11,109	$12,739	$10,045	$10,182	$22,818	$20,399

Noninterest expense for the second quarter 2019 was $11.7 million, compared to $10.2 million for the second quarter 2018. The increase of $1.5 million, or 15.0%, compared to the second quarter 2018 was due primarily to increases of $0.8 million in salaries and employee benefits, $0.3 million in deposit insurance premium, $0.3 million in premises and equipment and $0.2 million in consulting and professional services, partially offset by a decrease of $0.1 million in marketing, advertising and promotion expenses. The increase in salaries and employee benefits resulted primarily from an increase related to employee compensation and higher incentive compensation associated with the increased mortgage production and personnel growth. Recent hires in the Company’s commercial lending verticals and support areas were generally in higher skill positions, which contributed to the increase in salaries and benefits expense. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth, as the FDIC uses annual asset growth as a component of their calculation to determine the cost of FDIC deposit insurance. The increase in premises and equipment was due primarily to higher software expenses. The increase in consulting and professional services expenses was due primarily to various expenses, none of which were deemed significant individually.

Noninterest expense for the six months ended June 30, 2019 was $22.8 million, compared to $20.4 million for the six months ended June 30, 2018. The increase of $2.4 million, or 11.9%, compared to the six months ended June 30, 2018 was due primarily to increases of $1.2 million in salaries and employee benefits, $0.6 million in premises and equipment, $0.4 million in deposit insurance premium and $0.2 million in consulting and professional services, partially offset by a $0.4 million decrease in marketing, advertising and promotion expenses. The increase in salaries and employee benefits was primarily the result of an increase related to employee compensation, higher incentive compensation associated with the increased mortgage production and personnel growth. Recent hires in the Company’s commercial lending verticals and support areas were generally in higher skill positions, which contributed to the increase in salaries and benefits expense. The increase in premises and equipment was due primarily to higher software expenses. The increase in deposit insurance premium was due primarily to the Company’s year-over-year asset growth. The increase in consulting and professional services expenses was due primarily to various expenses, none of which were deemed significant individually. The decrease in marketing, advertising and promotion was driven by digital marketing initiatives and higher mortgage lead generation costs that occurred in 2018.

Income tax provision was $0.3 million for the second quarter 2019, resulting in an effective tax rate of 5.3%, compared to $0.8 million and an effective tax rate of 11.5% for the second quarter 2018. Income tax provision was $0.9 million for the six months ended June 30, 2019, resulting in an effective tax rate of 6.8%, compared to $1.6 million, and an effective tax rate of 12.0% for the six months ended June 30, 2018. The decrease in the effective tax rate for both the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was due primarily to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Total assets	$3,958,829	$3,670,176	$3,541,692	$3,202,918	$3,115,773
Loans	2,861,156	2,839,928	2,716,228	2,493,622	2,374,035
Total securities	558,160	551,604	504,095	489,197	480,025
Loans held-for-sale	30,642	13,706	18,328	23,493	20,672
Noninterest-bearing deposits	44,040	45,878	43,301	42,750	44,671
Interest-bearing deposits	2,962,223	2,765,230	2,628,050	2,403,814	2,349,613
Total deposits	3,006,263	2,811,108	2,671,351	2,446,564	2,394,284
Advances from Federal Home Loan Bank	514,906	495,146	525,153	425,160	390,167
Total shareholders’ equity	296,120	294,013	288,735	287,740	282,087

Total assets increased $417.1 million, or 11.8%, to $4.0 billion at June 30, 2019 compared to $3.5 billion at December 31, 2018. Balance sheet expansion during the first six months of 2019 was funded primarily by deposit growth of $334.9 million, or 12.5%. This deposit growth contributed to an increase in cash liquidity as cash increased $159.6 million from December 31, 2018. Additionally, this funding was deployed to support loan growth of $144.9 million, or 5.3%.

Loan Portfolio Analysis

The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
Commercial loans
Commercial and industrial	$110,143	3.8%	$112,146	3.9%	$114,382	4.2%	$105,489	4.2%	$107,394	4.5%
Owner-occupied commercial real estate	83,979	2.9%	87,482	3.1%	87,962	3.2%	93,568	3.8%	86,068	3.6%
Investor commercial real estate	21,179	0.7%	11,188	0.4%	5,391	0.2%	5,595	0.2%	6,185	0.3%
Construction	47,849	1.7%	42,319	1.5%	39,916	1.5%	38,228	1.5%	46,769	2.0%
Single tenant lease financing	1,001,196	35.1%	975,841	34.3%	919,440	33.8%	883,372	35.4%	863,981	36.4%
Public finance	706,161	24.7%	708,816	25.0%	706,342	26.0%	610,858	24.5%	566,184	23.8%
Healthcare finance	212,351	7.4%	158,796	5.6%	117,007	4.4%	89,525	3.7%	65,605	2.8%
Total commercial loans	2,182,858	76.3%	2,096,588	73.8%	1,990,440	73.3%	1,826,635	73.3%	1,742,186	73.4%
Consumer loans
Residential mortgage	318,678	11.1%	404,869	14.3%	399,898	14.7%	362,574	14.5%	337,143	14.2%
Home equity	26,825	0.9%	27,794	1.0%	28,735	1.1%	28,713	1.2%	28,826	1.2%
Other consumer	294,251	10.4%	285,259	10.0%	279,771	10.3%	270,567	10.8%	260,164	11.0%
Total consumer loans	639,754	22.4%	717,922	25.3%	708,404	26.1%	661,854	26.5%	626,133	26.4%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	38,544	1.3%	25,418	0.9%	17,384	0.6%	5,133	0.2%	5,716	0.2%
Total loans	2,861,156	100.0%	2,839,928	100.0%	2,716,228	100.0%	2,493,622	100.0%	2,374,035	100.0%
Allowance for loan losses	(19,976)		(18,841)		(17,896)		(16,704)		(16,053)
Net loans	$2,841,180		$2,821,087		$2,698,332		$2,476,918		$2,357,982

(1) Includes carrying value adjustments of $22.2 million, $11.5 million, $5.0 million, ($5.2) million and ($2.5) million as of June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $2.9 billion as of June 30, 2019, an increase of $144.9 million, or 5.3%, compared to December 31, 2018. The growth in commercial loan balances was driven largely by production in healthcare finance, which increased $95.3 million, or 81.5%, and single tenant lease financing, which increased $81.8 million, or 8.9%. During the six months ended June 30, 2019, the Company sold lower-yielding seasoned loans, which consisted of $100.5 million of portfolio residential mortgage loans, $48.6 million of public finance loans and $35.0 million of single tenant lease financing loans. The Company expects to pursue additional loan sales in the future to help manage balance sheet growth and capital, provide liquidity and improve NIM and profitability.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Nonaccrual loans
Commercial loans:
Commercial and industrial	$1,604	$192	$195	$—	$—
Owner-occupied commercial real estate	478	—	325	—	—
Total commercial loans	2,082	192	520	—	—
Consumer loans:
Residential mortgage	3,134	3,163	175	179	161
Home equity	—	—	55	—	83
Other consumer	49	68	42	61	41
Total consumer loans	3,183	3,231	272	240	285
Total nonaccrual loans	5,265	3,423	792	240	285

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	121	—	97	—	—
Other consumer	—	9	—	16	—
Total consumer loans	121	9	97	16	—
Total past due 90 days and accruing loans	121	9	97	16	—

Total nonperforming loans	5,386	3,432	889	256	285

Other real estate owned
Investor commercial real estate	2,066	2,066	2,066	4,488	4,488
Residential mortgage	553	553	553	553	553
Total other real estate owned	2,619	2,619	2,619	5,041	5,041

Other nonperforming assets	36	20	—	7	9

Total nonperforming assets	$8,041	$6,071	$3,508	$5,304	$5,335

Total nonperforming loans to total loans	0.19%	0.12%	0.03%	0.01%	0.01%
Total nonperforming assets to total assets	0.20%	0.17%	0.10%	0.17%	0.17%
Allowance for loan losses to total loans	0.70%	0.66%	0.66%	0.67%	0.68%
Allowance for loan losses to nonperforming loans	370.9%	549.0%	2,013.1%	6,525.0%	5,632.6%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Troubled debt restructurings – performing	$1,985	$404	$410	$450	$457
Total troubled debt restructurings	$1,985	$404	$410	$450	$457

The increase in nonperforming loans of $4.5 million, or 505.8%, to $5.4 million as of June 30, 2019 compared to $0.9 million as of December 31, 2018 was due primarily to a seasoned residential mortgage loan with an unpaid principal balance of $3.1 million that was placed on nonaccrual status during the first quarter after becoming delinquent late in the fourth quarter 2018, as well as a commercial loan relationship with a total unpaid principal balance of $1.9 million that was placed on nonaccrual status late during the second quarter 2019. This increase was partially offset by one nonaccrual owner-occupied CRE relationship with a balance of $0.3 million that was paid in full during the first quarter 2019. Total nonperforming assets increased $4.5 million, or 129.2%, as of June 30, 2019 compared to December 31, 2018. The ratio of nonperforming loans to total loans increased to 0.19% as of June 30, 2019 compared to 0.03% as of December 31, 2018 and the ratio of nonperforming assets to total assets increased to 0.20% as of June 30, 2019 compared to 0.10% as of December 31, 2018, due primarily to the increases in the nonperforming seasoned residential mortgage loan and commercial loan relationship discussed above.

Total TDRs increased to $2.0 million as of June 30, 2019 compared to $0.4 million as of December 31, 2018. This is the result of four loans with a combined unpaid principal balance of $1.8 million that became TDRs during the second quarter 2019. The modifications consisted of interest-only payments for a period of time.

As of June 30, 2019 and December 31, 2018, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consists of two buildings which are residential units adjacent to a university campus. As of June 30, 2019 and December 31, 2018, the Company had residential mortgage OREO of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the six months ended June 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Balance, beginning of period	$18,841	$17,896	$16,704	$16,053	$15,560	$17,896	$14,970
Provision charged to expense	1,389	1,285	1,487	888	667	2,674	1,517
Losses charged off	(337)	(429)	(381)	(336)	(254)	(766)	(560)
Recoveries	83	89	86	99	80	172	126
Balance, end of period	$19,976	$18,841	$17,896	$16,704	$16,053	$19,976	$16,053

Net charge-offs to average loans	0.05%	0.05%	0.05%	0.04%	0.03%	0.04%	0.04%

The allowance for loan losses was $20.0 million as of June 30, 2019, compared to $17.9 million as of December 31, 2018. The increase of $2.1 million, or 11.6%, was due primarily to the growth in single tenant lease financing and healthcare finance loan balances, as well as a specific reserve of $0.6 million for one commercial loan that was placed on nonaccrual status during the second quarter 2019. During the second quarter 2019, the Company recorded net charge-offs of $0.3 million, compared to net charge-offs of $0.2 million for the second quarter 2018. The net charge-offs for both the second quarter 2019 and 2018 were driven primarily by other consumer loans.

    During the six months ended June 30, 2019, the Company recorded net charge-offs of $0.6 million, compared to net charge-offs of $0.4 million during the six months ended June 30, 2018. The net charge-offs for the six months ended June 30, 2019 were primarily driven by charge-offs in other consumer loans and one charge-off in C&I loans. The net charge-offs for the six months ended June 30, 2018 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans was 0.70% at June 30, 2019 and 0.66% at December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans decreased to 370.9% as of June 30, 2019, compared to 2,013.1% as of December 31, 2018. The decrease was due primarily to the previously mentioned seasoned residential mortgage loan with an unpaid principal balance of $3.1 million and the commercial loan relationship with a total unpaid principal balance of $1.9 million that were placed on nonaccrual status in 2019.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$89,088	$102,749	$109,631	$115,176	$122,162
Municipal securities	96,202	96,328	97,090	97,160	97,230
Mortgage-backed securities	297,745	288,120	251,492	237,703	225,756
Asset-backed securities	5,000	5,000	5,002	5,003	5,003
Corporate securities	38,644	38,650	36,678	36,684	29,627
Total available-for-sale	526,679	530,847	499,893	491,726	479,778
Securities held-to-maturity
Municipal securities	10,147	10,150	10,157	10,159	10,161
Corporate securities	25,679	21,072	12,593	10,041	9,042
Total held-to-maturity	35,826	31,222	22,750	20,200	19,203
Total securities	$562,505	$562,069	$522,643	$511,926	$498,981

(dollars in thousands)
Approximate Fair Value	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$87,737	$100,872	$107,585	$112,760	$120,232
Municipal securities	96,988	95,445	92,506	91,080	92,824
Mortgage-backed securities	295,988	282,771	242,912	225,692	215,383
Asset-backed securities	4,928	4,928	4,859	4,960	4,983
Corporate securities	36,693	36,366	33,483	34,505	27,400
Total available-for-sale	522,334	520,382	481,345	468,997	460,822
Securities held-to-maturity
Municipal securities	10,296	10,062	9,801	9,519	9,675
Corporate securities	25,992	21,206	12,617	9,991	9,052
Total held-to-maturity	36,288	31,268	22,418	19,510	18,727
Total securities	$558,622	$551,650	$503,763	$488,507	$479,549

The approximate fair value of available-for-sale investment securities increased $41.0 million, or 8.5%, to $522.3 million as of June 30, 2019, compared to $481.3 million as of December 31, 2018. The increase was due primarily to an increase of $53.1 million in mortgage-backed securities. The increase in mortgage-backed securities was driven by purchases as excess liquidity was deployed, as well as by market value increases due to interest rate changes, but was partially offset by the sale of $22.1 million of lower-yielding securities. The increase in approximate fair value of investment securities available-for-sale was partially offset by a decrease of $19.8 million in U.S. Government-sponsored agencies securities. The decrease in U.S. Government-sponsored agencies was due primarily to market value decreases resulting from interest rate changes, as well as the sale of $8.5 million of lower-yielding securities. As of June 30, 2019, the Company had securities with an amortized cost basis of $35.8 million designated as held-to-maturity compared to $22.8 million as of December 31, 2018. The increase was due to the Company using additional liquidity to purchase held-to-maturity corporate securities.

Other Assets

During 2018, the Bank's subsidiary, SPF15, Inc., (“SPF15”), acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs.  Pursuant to a Land Acquisition Agreement among SPF15, the City of Fishers, Indiana (the “City”), and its Redevelopment Commission (the “RDC”), among others, the City agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs on or before December 31, 2018.  On December 17, 2018, the City approved a Project Agreement that replaced the Land Acquisition Agreement.  The Project Agreement extended the reimbursement deadline to October 30, 2019.  The Project Agreement makes additional financial incentives available to the Company for constructing an office building and associated parking garage on the property. The City has agreed to transfer two additional parcels of land to SPF15 consisting of approximately 0.75 acres and SPF15 has agreed to transfer certain parcels of land to the Fishers Town Hall Building Corporation and third parties in connection with the development of the property. Site demolition has been completed, enabling further evaluation of the site for construction of a multi-use development to include the Company’s future headquarters.

Other assets were $77.8 million at June 30, 2019 compared to $37.7 million at December 31, 2018. The increase of $40.1 million, or 106.2%, was due primarily to cash collateral pledged for interest rate swaps. The Company pledged $43.2 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at June 30, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

Other Liabilities

Other liabilities were $69.2 million at June 30, 2019 compared to $21.5 million at December 31, 2018. The increase of $47.8 million, or 222.5%, was due primarily to a $28.6 million decrease in the fair value of interest rate swaps as well as a $14.3 million accrual for securities that were purchased in June but did not settle until July.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
Noninterest-bearing deposits	$44,040	1.5%	$45,878	1.6%	$43,301	1.6%	$42,750	1.7%	$44,671	1.9%
Interest-bearing demand deposits	126,669	4.2%	111,626	4.0%	121,055	4.5%	94,681	3.9%	91,748	3.8%
Savings accounts	31,445	1.0%	41,958	1.5%	38,489	1.4%	47,033	1.9%	48,897	2.1%
Money market accounts	607,849	20.3%	573,895	20.4%	528,533	19.9%	478,548	19.6%	582,565	24.3%
Certificates of deposits	1,629,886	54.2%	1,464,543	52.1%	1,292,883	48.4%	1,252,690	51.2%	1,231,438	51.4%
Brokered deposits	566,374	18.8%	573,208	20.4%	647,090	24.2%	530,862	21.7%	394,965	16.5%
Total deposits	$3,006,263	100.0%	$2,811,108	100.0%	$2,671,351	100.0%	$2,446,564	100.0%	$2,394,284	100.0%

Total deposits increased $334.9 million, or 12.5%, to $3.0 billion as of June 30, 2019, compared to approximately $2.7 billion as of December 31, 2018. This increase was due primarily to increases of $337.0 million, or 26.1%, in certificates of deposits and $79.3 million, or 15.0%, in money market accounts, partially offset by decreases of $80.7 million, or 12.5%, in brokered deposits and $7.0 million, or 18.3%, in savings accounts deposits. The increase in certificates of deposits was due to strong production during the first six months of 2019, which consequently reduced the need for brokered deposit funding.

Recent Debt and Equity Offerings

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding June 30, 2024, and thereafter a floating rate equal to the then-current Benchmark rate (initially three-month LIBOR rate) plus 411 basis points. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The 2029 Notes are trading on the Nasdaq Global Select Market under the symbol “INBKZ.”

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

The Basel III Capital Rules were fully phased in on January 1, 2019 and require the Company and the Bank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period, increasing by increments of that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of June 30, 2019 and December 31, 2018 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018 based on the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$306,919	11.08%	$193,820	7.00%	N/A	N/A
Bank	324,625	11.73%	193,653	7.00%	$179,821	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	306,919	11.08%	253,353	8.50%	N/A	N/A
Bank	324,625	11.73%	235,150	8.50%	221,318	8.00%
Total capital to risk-weighted assets
Consolidated	396,270	14.31%	290,730	10.50%	N/A	N/A
Bank	344,601	12.46%	290,480	10.50%	276,647	10.00%
Leverage ratio
Consolidated	306,919	8.06%	152,378	4.00%	N/A	N/A
Bank	324,625	8.53%	152,280	4.00%	190,351	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased in		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$300,589	12.39%	$112,866	5.75%	$169,771	7.00%	N/A	N/A
Bank	286,012	11.81%	112,672	5.75%	169,545	7.00%	$157,435	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	300,589	12.39%	142,309	7.25%	206,150	8.50%	N/A	N/A
Bank	286,012	11.81%	142,064	7.25%	205,876	8.50%	193,766	8.00%
Total capital to risk-weighted assets
Consolidated	352,360	14.53%	181,566	9.25%	254,656	10.50%	N/A	N/A
Bank	300,908	12.55%	181,255	9.25%	254,318	10.50%	242,207	10.00%
Leverage ratio
Consolidated	300,589	9.00%	106,196	4.00%	133,602	4.00%	N/A	N/A
Bank	286,012	8.57%	106,059	4.00%	133,474	4.00%	166,843	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2019 to shareholders of record as of June 28, 2019. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2019, the Company had $72.0 million principal amount of subordinated debt outstanding pursuant to the 2025 Note, 2026 Notes and 2029 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhances interest rate risk management through borrowings and wholesale funding, which are generally advances from the FHLB and brokered deposits.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2019, on a consolidated basis, the Company had $870.6 million in cash and cash equivalents and investment securities available-for-sale and $30.6 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2019, the Bank had the ability to borrow an additional $553.4 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2019, the Company, on an unconsolidated basis, had $49.4 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2019, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $261.8 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2019 totaled $1.05 billion. Generally, the Company believes that a majority of maturing deposits will remain with the Bank.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the tangible common equity to tangible assets ratio, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted income before income taxes, adjusted income tax provision and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2019 and 2018.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Total equity - GAAP	$296,120	$294,013	$288,735	$287,740	$282,087	$296,120	$282,087
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$291,433	$289,326	$284,048	$283,053	$277,400	$291,433	$277,400

Total assets - GAAP	$3,958,829	$3,670,176	$3,541,692	$3,202,918	$3,115,773	$3,958,829	$3,115,773
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$3,954,142	$3,665,489	$3,537,005	$3,198,231	$3,111,086	$3,954,142	$3,111,086

Total common shares outstanding	10,016,458	10,128,587	10,170,778	10,181,675	10,181,675	10,016,458	10,181,675

Book value per common share	$29.56	$29.03	$28.39	$28.26	$27.71	$29.56	$27.71
Effect of goodwill	(0.46)	(0.46)	(0.46)	(0.46)	(0.46)	(0.46)	(0.46)
Tangible book value per common share	$29.10	$28.57	$27.93	$27.80	$27.25	$29.10	$27.25

Total shareholders’ equity to assets	7.48%	8.01%	8.15%	8.98%	9.05%	7.48%	9.05%
Effect of goodwill	(0.11)%	(0.12)%	(0.12)%	(0.13)%	(0.13)%	(0.11)%	(0.13)%
Tangible common equity to tangible assets	7.37%	7.89%	8.03%	8.85%	8.92%	7.37%	8.92%

Total average equity - GAAP	$297,148	$291,883	$289,844	$285,207	$238,465	$294,530	$230,840
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$292,461	$287,196	$285,157	$280,520	$233,778	$289,843	$226,153

Return on average shareholders’ equity	8.26%	7.91%	4.89%	8.75%	10.11%	8.09%	10.51%
Effect of goodwill	0.13%	0.13%	0.09%	0.14%	0.20%	0.13%	0.22%
Return on average tangible common equity	8.39%	8.04%	4.98%	8.89%	10.31%	8.22%	10.73%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Total interest income	$36,844	$34,999	$31,849	$30,223	$27,416	$71,843	$53,395
Adjustments:
Fully-taxable equivalent adjustments [1]	1,612	1,557	1,477	1,351	1,164	3,169	2,182
Total interest income - FTE	$38,456	$36,556	$33,326	$31,574	$28,580	$75,012	$55,577

Net interest income	$16,105	$16,244	$15,421	$15,970	$15,461	$32,349	$30,876
Adjustments:
Fully-taxable equivalent adjustments [1]	1,612	1,557	1,477	1,351	1,164	3,169	2,182
Net interest income - FTE	$17,717	$17,801	$16,898	$17,321	$16,625	$35,518	$33,058

Net interest margin	1.73%	1.86%	1.89%	2.06%	2.17%	1.79%	2.22%
Effect of fully-taxable equivalent adjustments [1]	0.18%	0.18%	0.18%	0.17%	0.16%	0.18%	0.15%
Net interest margin - FTE	1.91%	2.04%	2.07%	2.23%	2.33%	1.97%	2.37%

1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	June 30, 2019	June 30, 2018
Income before income taxes - GAAP	6,461	6,222	$3,242	$7,031	$6,789	$12,683	$13,679
Adjustments:
Write-down of other real estate owned	—	—	2,423	—	—	—	—
Adjusted income before income taxes	$6,461	$6,222	$5,665	$7,031	$6,789	$12,683	$13,679

Income tax provision (benefit) - GAAP	340	526	$(334)	$743	$781	$866	$1,643
Adjustments:
Write-down of other real estate owned	—	—	509	—	—	—	—
Adjusted income tax provision	340	526	175	743	781	866	1,643

Net income - GAAP	6,121	5,696	$3,576	$6,288	6,008	11,817	12,036
Adjustments:
Write-down of other real estate owned	—	—	1,914	—	—	—	—
Adjusted net income	6,121	5,696	5,490	6,288	6,008	11,817	12,036

Diluted average common shares outstanding	10,148,285	10,230,531	10,275,040	10,273,766	8,919,460	10,186,833	8,731,331

Diluted earnings per share - GAAP	0.60	0.56	$0.35	$0.61	$0.67	$1.16	$1.38
Adjustments:
Effect of write-down of other real estate owned	—	—	0.18	—	—	—	—
Adjusted diluted earnings per share	0.60	0.56	0.53	0.61	0.67	1.16	1.38

Return on average assets	0.65%	0.64%	0.43%	0.79%	0.82%	0.64%	0.84%
Effect of write-down of other real estate owned	0.00%	0.00%	0.23%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.65%	0.64%	0.66%	0.79%	0.82%	0.64%	0.84%

Return on average shareholders' equity	8.26%	7.91%	4.89%	8.75%	10.11%	8.09%	10.51%
Effect of write-down of other real estate owned	0.00%	0.00%	2.62%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	8.26%	7.91%	7.51%	8.75%	10.11%	8.09%	10.51%

Return on average tangible common equity	8.39%	8.04%	4.98%	8.89%	10.31%	8.22%	10.73%
Effect of write-down of other real estate owned	0.00%	0.00%	2.66%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	8.39%	8.04%	7.64%	8.89%	10.31%	8.22%	10.73%

Effective income tax rate	5.3%	8.5%	(10.3)%	10.6%	11.5%	6.8%	12.0%
Effect of write-down of other real estate owned	0.0%	0.0%	13.4%	0.0%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	5.3%	8.5%	3.1%	10.6%	11.5%	6.8%	12.0%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 13 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At June 30, 2019 and December 31, 2018, the Company had interest rate swaps with notional amounts of $733.7 million and $734.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2019 and December 31, 2018, the Company had commitments to sell residential real estate loans of $101.0 million and $32.5 million, respectively. These contracts mature in less than one year. Refer to Note 12 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2019, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	+100 Basis Points
NII - Year 1	(5.07)%	(2.38)%	(1.17)%	5.11%
NII - Year 2	7.85%	9.61%	10.14%	5.66%
EVE	(1.38)%	0.19%	0.38%	(6.87)%

The Company’s objective is to manage the balance sheet with a bias toward a “risk-neutral” position. A “risk-neutral” position refers to the absence of a strong bias toward either asset or liability sensitivity. An “asset sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher NII when interest rates increase as rates earned on interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on interest-bearing liabilities. A “liability sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher NII when interest rates decrease as rates paid on interest-bearing liabilities would reprice downward more quickly or in greater quantities than rates earned on interest-earning assets.

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On December 18, 2018 the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2019. Under this program, the Company has repurchased 208,312 shares of common stock through June 30, 2019, at an average price of $20.87, for a total investment of $4.3 million. The following table presents information with respect to purchases of the Company’s common stock made during the second quarter of fiscal 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2019 - April 30, 2019	41,630	$21.14	41,630	$7,158
May 1, 2019 - May 31, 2019	37,390	22.00	37,390	6,335
June 1, 2019 - June 30, 2019	33,109	20.65	33,109	5,652
Total	112,129	20.93	112,129

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
4.1
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 30, 2016)
Incorporated by Reference
4.2
Second Supplemental Indenture, dated as of June 12, 2019, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed June 12, 2019)
Incorporated by Reference
4.3	Form of Global Note representing Fixed-floating Rate Subordinated Notes due 2029 (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed June 12, 2019)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

Date: August 7, 2019	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: August 7, 2019	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)