Form 10-Q
period 2019-09-30
First Internet Bancorp
filed 2019-11-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2019
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

As of November 1, 2019, the registrant had 9,741,800 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$6,283	$7,080
Interest-bearing deposits	410,119	181,632
Total cash and cash equivalents	416,402	188,712
Securities available-for-sale, at fair value (amortized cost of $547,034 and $499,893 in 2019 and 2018, respectively)	544,742	481,345
Securities held-to-maturity, at amortized cost (fair value of $47,555 and $22,418 in 2019 and 2018, respectively)	46,807	22,750
Loans held-for-sale (includes $41,119 and $18,328 at fair value in 2019 and 2018, respectively)	41,119	18,328
Loans	2,881,272	2,716,228
Allowance for loan losses	(21,683)	(17,896)
Net loans	2,859,589	2,698,332
Accrued interest receivable	16,652	16,822
Federal Home Loan Bank of Indianapolis stock	25,650	23,625
Cash surrender value of bank-owned life insurance	36,764	36,059
Premises and equipment, net	14,512	10,697
Goodwill	4,687	4,687
Other real estate owned	2,619	2,619
Accrued income and other assets	85,948	37,716
Total assets	$4,095,491	$3,541,692
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$50,560	$43,301
Interest-bearing deposits	3,097,682	2,628,050
Total deposits	3,148,242	2,671,351
Advances from Federal Home Loan Bank	514,908	525,153
Subordinated debt, net of unamortized debt issuance costs of $2,548 and $1,125 in 2019 and 2018, respectively	69,452	33,875
Accrued interest payable	2,635	1,108
Accrued expenses and other liabilities	65,114	21,470
Total liabilities	3,800,351	3,252,957
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,741,800 and 10,170,778 shares issued and outstanding in 2019 and 2018, respectively	219,013	227,587
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	93,182	77,689
Accumulated other comprehensive loss	(17,055)	(16,541)
Total shareholders’ equity	295,140	288,735
Total liabilities and shareholders’ equity	$4,095,491	$3,541,692

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Income
Loans	$30,594	$26,019	$90,654	$71,833
Securities – taxable	3,468	2,659	10,332	7,703
Securities – non-taxable	639	698	1,991	2,109
Other earning assets	2,993	847	6,560	1,973
Total interest income	37,694	30,223	109,537	83,618
Interest Expense
Deposits	18,363	11,650	50,896	29,146
Other borrowed funds	4,087	2,603	11,048	7,626
Total interest expense	22,450	14,253	61,944	36,772
Net Interest Income	15,244	15,970	47,593	46,846
Provision for Loan Losses	2,824	888	5,498	2,405
Net Interest Income After Provision for Loan Losses	12,420	15,082	42,095	44,441
Noninterest Income
Service charges and fees	211	236	672	697
Mortgage banking activities	4,307	1,402	8,588	4,577
Gain on sale of loans	523	—	353	414
Loss on sale of securities	—	—	(458)	—
Other	517	356	2,229	1,025
Total noninterest income	5,558	1,994	11,384	6,713
Noninterest Expense
Salaries and employee benefits	6,883	5,704	19,846	17,436
Marketing, advertising and promotion	456	601	1,391	1,925
Consulting and professional services	778	709	2,427	2,193
Data processing	381	368	1,026	913
Loan expenses	247	241	853	738
Premises and equipment	1,506	1,244	4,503	3,689
Deposit insurance premium	—	441	1,302	1,386
Other	952	737	2,673	2,164
Total noninterest expense	11,203	10,045	34,021	30,444
Income Before Income Taxes	6,775	7,031	19,458	20,710
Income Tax Provision	449	743	1,315	2,386
Net Income	$6,326	$6,288	$18,143	$18,324
Income Per Share of Common Stock
Basic	$0.63	$0.61	$1.79	$1.99
Diluted	$0.63	$0.61	$1.79	$1.98
Weighted-Average Number of Common Shares Outstanding
Basic	9,979,603	10,261,967	10,114,303	9,230,149
Diluted	9,980,612	10,273,766	10,116,507	9,250,839
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,326	$6,288	$18,143	$18,324
Other comprehensive loss
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	1,266	(3,063)	11,843	(12,301)
Reclassification adjustment for losses realized	—	—	458	—
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive (loss) income before tax	(3,225)	1,366	(12,689)	408
Other comprehensive loss before income tax	(1,959)	(1,697)	(388)	(11,893)
Income tax (benefit) provision	(482)	(1,328)	126	(3,528)
Other comprehensive loss	(1,477)	(369)	(514)	(8,365)
Comprehensive income	$4,849	$5,919	$17,629	$9,959

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2019 and 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2019	$224,244	$87,454	$(15,578)	$296,120
Net income	—	6,326	—	6,326
Other comprehensive loss	—	—	(1,477)	(1,477)
Dividends declared ($0.06 per share)	—	(598)	—	(598)
Recognition of the fair value of share-based compensation	416	—	—	416
Repurchase of common stock	(5,651)	—	—	(5,651)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	4	—	—	4
Balance, September 30, 2019	$219,013	$93,182	$(17,055)	$295,140

Balance, July 1, 2018	$227,099	$69,066	$(14,078)	$282,087
Net income	—	6,288	—	6,288
Other comprehensive loss	—	—	(369)	(369)
Dividends declared ($0.06 per share)	—	(621)	—	(621)
Recognition of the fair value of share-based compensation	345	—	—	345
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	10	—	—	10
Balance, September 30, 2018	$227,454	$74,733	$(14,447)	$287,740

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2019 and 2018
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	18,143	—	18,143
Other comprehensive loss	—	—	(514)	(514)
Dividends declared ($0.18 per share)	—	(1,829)	—	(1,829)
Recognition of the fair value of share-based compensation	1,278	—	—	1,278
Repurchase of common stock	(9,784)	—	—	(9,784)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	26	—	—	26
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, September 30, 2019	$219,013	$93,182	$(17,055)	$295,140

Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (2)	—	1,063	(1,063)	—
Net income	—	18,324	—	18,324
Other comprehensive loss	—	—	(8,365)	(8,365)
Dividends declared ($0.18 per share)	—	(1,757)	—	(1,757)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Recognition of the fair value of share-based compensation	1,257	—	—	1,257
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	30	—	—	30
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, September 30, 2018	$227,454	$74,733	$(14,447)	$287,740

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

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$18,143	$18,324
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,300	4,262
Increase in cash surrender value of bank-owned life insurance	(705)	(714)
Provision for loan losses	5,498	2,405
Share-based compensation expense	1,278	1,257
Loss on sale of available-for-sale securities	458	—
Loans originated for sale	(430,453)	(282,527)
Proceeds from sale of loans	415,171	287,556
Gain on loans sold	(7,057)	(5,201)
Gain on sale of other real estate owned	—	(105)
(Increase) decrease in fair value of loans held-for-sale	(452)	250
Gain on derivatives	(1,295)	(100)
Amortization of operating lease right-of-use assets	531	—
Net change in accrued income and other assets	(49,567)	(149)
Net change in accrued expenses and other liabilities	2,297	(1,924)
Net cash (used in) provided by operating activities	(40,853)	23,334
Investing Activities
Net loan activity, excluding purchases	(173,220)	(274,507)
Proceeds from sale of other real estate owned	—	332
Maturities and calls of securities available-for-sale	58,106	48,938
Proceeds from sale of securities available-for-sale	30,137	—
Purchase of securities available-for-sale	(136,602)	(65,289)
Purchase of securities held-to-maturity	(24,116)	(1,000)
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,025)	(2,475)
Purchase of premises and equipment	(3,581)	(1,161)
Loans purchased	(208,795)	(132,041)
Net proceeds from sale of portfolio loans	238,016	25,717
Other investing activities	—	(10,166)
Net cash used in investing activities	(222,080)	(411,652)
Financing Activities
Net increase in deposits	476,891	361,623
Cash dividends paid	(1,808)	(1,620)
Repayment of subordinated debt	—	(3,000)
Net proceeds from issuance of subordinated debt	35,418	—
Repurchase of common stock	(9,784)	—
Proceeds from advances from Federal Home Loan Bank	485,000	225,000
Repayment of advances from Federal Home Loan Bank	(495,000)	(210,000)
Net proceeds from common stock issuance	—	54,334
Other, net	(94)	(210)
Net cash provided by financing activities	490,623	426,127
Net Increase in Cash and Cash Equivalents	227,690	37,809
Cash and Cash Equivalents, Beginning of Period	188,712	47,981
Cash and Cash Equivalents, End of Period	$416,402	$85,790
Supplemental Disclosures
Initial recognition of right-of-use asset	$2,096	$—
Initial recognition of operating lease liabilities	2,096	—
Cash paid during the period for interest	60,417	36,196
Cash paid during the period for taxes	4,527	360
Loans transferred to other real estate owned	—	227
Loans transferred to held-for-sale from portfolio	237,942	—
Cash dividends declared, paid in subsequent period	585	611
Securities purchased during the period, settled in subsequent period	3,000	—
Transfer of other equity investments from securities available-for-sale to other assets in accordance with adoption of ASU 2016-01	—	2,932
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other period. The September 30, 2019 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2018.

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

The condensed consolidated financial statements include the accounts of First Internet Bancorp (the “Company”), its wholly owned subsidiary, First Internet Bank of Indiana (the “Bank”), and the Bank’s three wholly owned subsidiaries, First Internet Public Finance Corp., JKH Realty Services, LLC and SPF15, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share
Net income	$6,326	$6,288	$18,143	$18,324
Weighted-average common shares	9,979,603	10,261,967	10,114,303	9,230,149
Basic earnings per common share	$0.63	$0.61	$1.79	$1.99
Diluted earnings per share
Net income	$6,326	$6,288	$18,143	$18,324
Weighted-average common shares	9,979,603	10,261,967	10,114,303	9,230,149
Dilutive effect of equity compensation	1,009	11,799	2,204	20,690
Weighted-average common and incremental shares	9,980,612	10,273,766	10,116,507	9,250,839
Diluted earnings per common share (1)	$0.63	$0.61	$1.79	$1.98
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 15,256 and 22,209 for the three and nine months ended September 30, 2019, respectively, and 3,002 and 7,083 for the three and nine months ended September 30, 2018, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$83,024	$197	$(1,786)	$81,435
Municipal securities	96,076	1,872	(6)	97,942
Mortgage-backed securities	324,296	2,096	(2,403)	323,989
Asset-backed securities	5,000	—	(69)	4,931
Corporate securities	38,638	99	(2,292)	36,445
Total available-for-sale	$547,034	$4,264	$(6,556)	$544,742

	September 30, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,145	$345	$—	$10,490
Corporate securities	36,662	454	(51)	37,065
Total held-to-maturity	$46,807	$799	$(51)	$47,555

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$20	$(2,066)	$107,585
Municipal securities	97,090	90	(4,674)	92,506
Mortgage-backed securities	251,492	162	(8,742)	242,912
Asset-backed securities	5,002	—	(143)	4,859
Corporate securities	36,678	—	(3,195)	33,483
Total available-for-sale	$499,893	$272	$(18,820)	$481,345

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,157	$—	$(356)	$9,801
Corporate securities	12,593	80	(56)	12,617
Total held-to-maturity	$22,750	$80	$(412)	$22,418

The carrying value of securities at September 30, 2019 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$30	$31
One to five years	7,725	7,794
Five to ten years	73,495	72,118
After ten years	136,488	135,879
	217,738	215,822
Mortgage-backed securities	324,296	323,989
Asset-backed securities	5,000	4,931
Total	$547,034	$544,742

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$999	$1,010
Five to ten years	35,775	36,311
After ten years	10,033	10,234
Total	$46,807	$47,555

There were no gross gains or losses resulting from sales of available securities during the three months ended September 30, 2019 and $0.5 million of gross losses resulting from sales of available-for-sale securities during the nine months ended September 30, 2019. There were no gross gains or losses resulting from sales of available-for-sale securities during the three and nine months ended September 30, 2018.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2019 and December 31, 2018 was $272.1 million and $469.8 million, which was approximately 46% and 93%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

Mortgage-Backed Securities

The unrealized losses on the Company’s investments in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$5,821	$(53)	$65,936	$(1,733)	$71,757	$(1,786)
Municipal securities	2,020	(6)	—	—	2,020	(6)
Mortgage-backed securities	68,414	(364)	90,215	(2,039)	158,629	(2,403)
Asset-backed securities	—	—	4,931	(69)	4,931	(69)
Corporate securities	—	—	22,225	(2,292)	22,225	(2,292)
Total	$76,255	$(423)	$183,307	$(6,133)	$259,562	$(6,556)

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$10,058	$(45)	$2,514	$(6)	$12,572	$(51)
Total	$10,058	$(45)	$2,514	$(6)	$12,572	$(51)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$69,798	$(893)	$33,511	$(1,173)	$103,309	$(2,066)
Municipal securities	23,747	(710)	59,938	(3,964)	83,685	(4,674)
Mortgage-backed securities	56,177	(529)	172,442	(8,213)	228,619	(8,742)
Asset-backed securities	4,859	(143)	—	—	4,859	(143)
Corporate securities	14,092	(586)	19,391	(2,609)	33,483	(3,195)
Total	$168,673	$(2,861)	$285,282	$(15,959)	$453,955	$(18,820)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,801	$(356)	$—	$—	$9,801	$(356)
Corporate securities	6,037	(56)	—	—	6,037	(56)
Total	$15,838	$(412)	$—	$—	$15,838	$(412)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and nine months ended September 30, 2018. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2019 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Realized losses on securities available-for-sale
Loss realized in earnings	$—	$(458)	Loss on sale of securities
Total reclassified amount before tax	—	(458)	Income Before Income Taxes
Tax benefit	—	(124)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$—	$(334)	Net Income

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

Categories of loans include:

	September 30, 2019	December 31, 2018
Commercial loans
Commercial and industrial	$95,078	$114,382
Owner-occupied commercial real estate	86,357	87,962
Investor commercial real estate	11,852	5,391
Construction	54,131	39,916
Single tenant lease financing	1,008,247	919,440
Public finance	686,622	706,342
Healthcare finance	251,530	117,007
Total commercial loans	2,193,817	1,990,440
Consumer loans
Residential mortgage	320,451	399,898
Home equity	25,042	28,735
Other consumer	296,573	279,771
Total consumer loans	642,066	708,404
Total commercial and consumer loans	2,835,883	2,698,844
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	45,389	17,384
Total loans	2,881,272	2,716,228
Allowance for loan losses	(21,683)	(17,896)
Net loans	$2,859,589	$2,698,332

(1) Includes carrying value adjustments of $27.6 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively, related to interest rate swaps associated with public finance loans.

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

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for refinancing or acquiring practices, refinancing or acquiring owner-occupied commercial real estate, and equipment purchases. The sources of repayment for these loans are primarily based on the identified cash flows of the borrower (including ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property) and secondarily on the underlying collateral provided by the borrower. This portfolio segment is generally concentrated in the Western and Southwestern regions of the United States with plans to continue expanding nationwide.

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

The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,924	$516	$(800)	$—	$1,640
Owner-occupied commercial real estate	624	26	—	—	650
Investor commercial real estate	169	(65)	—	—	104
Construction	302	39	—	—	341
Single tenant lease financing	9,661	1,633	—	—	11,294
Public finance	1,763	(198)	—	—	1,565
Healthcare finance	2,293	499	—	—	2,792
Residential mortgage	662	10	(1)	1	672
Home equity	48	(5)	—	2	45
Other consumer	2,530	369	(381)	62	2,580
Total	$19,976	$2,824	$(1,182)	$65	$21,683

	Nine Months Ended September 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,479	$1,073	$(912)	$—	$1,640
Owner-occupied commercial real estate	891	(241)	—	—	650
Investor commercial real estate	61	43	—	—	104
Construction	251	90	—	—	341
Single tenant lease financing	8,827	2,467	—	—	11,294
Public finance	1,670	(105)	—	—	1,565
Healthcare finance	1,264	1,528	—	—	2,792
Residential mortgage	1,079	(409)	(1)	3	672
Home equity	53	(16)	—	8	45
Other consumer	2,321	1,068	(1,035)	226	2,580
Total	$17,896	$5,498	$(1,948)	$237	$21,683

	Three Months Ended September 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,364	$(51)	$(6)	$—	$1,307
Owner-occupied commercial real estate	889	69	—	—	958
Investor commercial real estate	67	(5)	—	—	62
Construction	295	(54)	—	—	241
Single tenant lease financing	8,294	186	—	—	8,480
Public finance	1,372	82	—	—	1,454
Healthcare finance	676	249	—	—	925
Residential mortgage	909	68	—	1	978
Home equity	54	(5)	—	5	54
Other consumer	2,133	349	(330)	93	2,245
Total	$16,053	$888	$(336)	$99	$16,704

	Nine Months Ended September 30, 2018
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,738	$(428)	$(6)	$3	$1,307
Owner-occupied commercial real estate	803	155	—	—	958
Investor commercial real estate	85	(23)	—	—	62
Construction	423	(182)	—	—	241
Single tenant lease financing	7,872	608	—	—	8,480
Public finance	959	495	—	—	1,454
Healthcare finance	313	612	—	—	925
Residential mortgage	956	27	(9)	4	978
Home equity	70	(28)	—	12	54
Other consumer	1,751	1,169	(881)	206	2,245
Total	$14,970	$2,405	$(896)	$225	$16,704

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019 and December 31, 2018.

	Loans			Allowance for Loan Losses
September 30, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$90,842	$4,236	$95,078	$1,381	$259	$1,640
Owner-occupied commercial real estate	82,274	4,083	86,357	650	—	650
Investor commercial real estate	11,852	—	11,852	104	—	104
Construction	54,131	—	54,131	341	—	341
Single tenant lease financing	1,003,556	4,691	1,008,247	9,634	1,660	11,294
Public finance	686,622	—	686,622	1,565	—	1,565
Healthcare finance	251,530	—	251,530	2,792	—	2,792
Residential mortgage	320,072	379	320,451	672	—	672
Home equity	25,042	—	25,042	45	—	45
Other consumer	296,520	53	296,573	2,580	—	2,580
Total	$2,822,441	$13,442	$2,835,883	$19,764	$1,919	$21,683

	Loans			Allowance for Loan Losses
December 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$108,742	$5,640	$114,382	$1,479	$—	$1,479
Owner-occupied commercial real estate	85,653	2,309	87,962	891	—	891
Investor commercial real estate	5,391	—	5,391	61	—	61
Construction	39,916	—	39,916	251	—	251
Single tenant lease financing	919,440	—	919,440	8,827	—	8,827
Public finance	706,342	—	706,342	1,670	—	1,670
Healthcare finance	117,007	—	117,007	1,264	—	1,264
Residential mortgage	399,328	570	399,898	1,079	—	1,079
Home equity	28,680	55	28,735	53	—	53
Other consumer	279,714	57	279,771	2,321	—	2,321
Total	$2,690,213	$8,631	$2,698,844	$17,896	$—	$17,896

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$88,052	$4,049	$2,977	$95,078
Owner-occupied commercial real estate	78,911	4,173	3,273	86,357
Investor commercial real estate	11,852	—	—	11,852
Construction	54,131	—	—	54,131
Single tenant lease financing	999,850	3,706	4,691	1,008,247
Public finance	686,622	—	—	686,622
Healthcare finance	251,530	—	—	251,530
Total commercial loans	$2,170,948	$11,928	$10,941	$2,193,817

	September 30, 2019
	Performing	Nonaccrual	Total
Residential mortgage	$320,451	$—	$320,451
Home equity	25,042	—	25,042
Other consumer	296,532	41	296,573
Total consumer loans	$642,025	$41	$642,066

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$107,666	$1,076	$5,640	$114,382
Owner-occupied commercial real estate	81,264	4,389	2,309	87,962
Investor commercial real estate	5,391	—	—	5,391
Construction	39,916	—	—	39,916
Single tenant lease financing	913,984	5,456	—	919,440
Public finance	706,342	—	—	706,342
Healthcare finance	117,007	—	—	117,007
Total commercial loans	$1,971,570	$10,921	$7,949	$1,990,440

	December 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$399,723	$175	$399,898
Home equity	28,680	55	28,735
Other consumer	279,729	42	279,771
Total consumer loans	$708,132	$272	$708,404

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$2,681	$—	$—	$2,681	$92,397	$95,078	$585	$—
Owner-occupied commercial real estate	465	—	—	465	85,892	86,357	465	—
Investor commercial real estate	—	—	—	—	11,852	11,852	—	—
Construction	—	—	—	—	54,131	54,131	—	—
Single tenant lease financing	—	—	—	—	1,008,247	1,008,247	4,691	—
Public finance	—	—	—	—	686,622	686,622	—	—
Healthcare finance	—	—	—	—	251,530	251,530	—	—
Residential mortgage	293	125	—	418	320,033	320,451	—	—
Home equity	—	—	—	—	25,042	25,042	—	—
Other consumer	178	46	20	244	296,329	296,573	41	1
Total	$3,617	$171	$20	$3,808	$2,832,075	$2,835,883	$5,782	$1

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$9	$—	$—	$9	$114,373	$114,382	$195	$—
Owner-occupied commercial real estate	92	234	—	326	87,636	87,962	325	—
Investor commercial real estate	—	—	—	—	5,391	5,391	—	—
Construction	—	—	—	—	39,916	39,916	—	—
Single tenant lease financing	—	—	—	—	919,440	919,440	—	—
Public finance	—	—	—	—	706,342	706,342	—	—
Healthcare finance	—	—	—	—	117,007	117,007	—	—
Residential mortgage	—	3,118	98	3,216	396,682	399,898	175	97
Home equity	—	—	55	55	28,680	28,735	55	—
Other consumer	235	170	4	409	279,362	279,771	42	—
Total	$336	$3,522	$157	$4,015	$2,694,829	$2,698,844	$792	$97

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

The following table presents the Company’s impaired loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,673	$3,675	$—	$5,640	$5,652	$—
Owner-occupied commercial real estate	4,083	4,085	—	2,309	2,309	—
Residential mortgage	379	379	—	570	570	—
Home equity	—	—	—	55	55	—
Other consumer	53	111	—	57	124	—
Total	8,188	8,250	—	8,631	8,710	—
Loans with a specific valuation allowance
Commercial and industrial	563	600	259	—	—	—
Single tenant lease financing	4,691	4,691	1,660	—	—	—
Total	5,254	5,291	1,919	—	—	—
Total impaired loans	$13,442	$13,541	$1,919	$8,631	$8,710	$—

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$4,433	$70	$7,233	$561	$4,395	$237	$5,430	$723
Owner-occupied commercial real estate	4,803	52	1,249	75	3,244	145	553	82
Residential mortgage	2,714	—	573	—	2,768	—	768	—
Home equity	—	—	62	—	14	—	76	—
Other consumer	66	—	104	1	75	—	110	1
Total	12,016	122	9,221	637	10,496	382	6,937	806
Loans with a specific valuation allowance
Commercial and industrial	1,032	—	—	—	462	—	—	—
Single tenant lease financing	1,173	—	—	—	391	—	—	—
Total	2,205	—	—	—	853	—	—	—
Total impaired loans	$14,221	$122	$9,221	$637	$11,349	$382	$6,937	$806

The Company had $0.6 million in residential mortgage other real estate owned as of September 30, 2019 and December 31, 2018. There were no loans in the process of foreclosure at September 30, 2019 and December 31, 2018.

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

There were no commercial and industrial loans classified as new TDRs during the three months ended September 30, 2019 and four commercial and industrial loans classified as new TDRs during the nine months ended September 30, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. There were no loans classified as new TDRs during the three and nine months ended September 30, 2018. The Company did not allocate a specific allowance for those loans as of September 30, 2019. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2019 and 2018.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2019 and December 31, 2018.

(in thousands)	September 30, 2019	December 31, 2018
Land	$2,500	$2,500
Right of use leased asset	1,565	—
Building and improvements	9,535	6,752
Furniture and equipment	9,873	9,076
Less: accumulated depreciation	(8,961)	(7,631)
Total	$14,512	$10,697

Note 6:	Leases

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

The Company has two operating leases that are used for general office operations with remaining lease terms of two to four years. With the adoption of ASU 2016-02, operating lease agreements are required to be recognized on the condensed consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

The following table shows the components of lease expense.

(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$182	550

The following table shows supplemental cash flow information related to leases.

(in thousands)	Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$590

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

(dollars in thousands)
September 30, 2019
Operating lease right-of-use assets	$1,565
Operating lease liabilities	1,565

Weighted-average remaining lease term (years)
Operating leases	2.6

Weighted-average discount rate
Operating leases	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of September 30, 2019.

(in thousands)
Twelve months ended September 30,
2020	$757
2021	450
2022	227
2023	174
2024	—
Thereafter	—
Total lease payments	1,608
Less imputed interest	(56)
Total	$1,552

Note 7:        Goodwill

As of September 30, 2019 and December 31, 2018, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the nine months ended September 30, 2019.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2019 and no events or changes in circumstances have occurred since the August 31, 2019 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	10,000	(144)	10,000	(162)
2026 Notes	25,000	(870)	25,000	(963)
2029 Notes	37,000	(1,534)	—	—
Total	$72,000	$(2,548)	$35,000	$(1,125)

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

The Company recorded $0.4 million and $1.3 million of share-based compensation expense for the three and nine months ended September 30, 2019, respectively, related to awards made under the 2013 Plan. The Company recorded $0.3 million and $1.3 million of share-based compensation expense for the three and nine months ended September 30, 2018, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2019, and activity for the nine months ended September 30, 2019.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	75,554	$35.34	1,666	$24.44	—	$—
Granted	74,598	24.61	11,742	24.62	9	21.78
Vested	(36,218)	33.08	(10,474)	24.58	(9)	21.78
Forfeited	(6,790)	29.10	—	—	—	—
Nonvested at September 30, 2019	107,144	$29.03	2,934	$24.62	—	$—

At September 30, 2019, the total unrecognized compensation cost related to nonvested awards was $2.4 million with a weighted-average expense recognition period of 2.0 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2019.

Deferred Stock Rights
Outstanding, beginning of period	83,521
Granted	738
Exercised	—
Outstanding, end of period	84,259

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2019 or December 31, 2018.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018.

		September 30, 2019 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$81,435	$—	$81,435	$—
Municipal securities	97,942	—	97,942	—
Mortgage-backed securities	323,989	—	323,989	—
Asset-backed securities	4,931	—	4,931	—
Corporate securities	36,445	—	36,445	—
Total available-for-sale securities	544,742	—	544,742	—
Interest rate swap liabilities	(48,612)	—	(48,612)	—
Loans held-for-sale (mandatory pricing agreements)	41,119	—	41,119	—
Forward contracts	(23)	(23)	—	—
IRLCs	1,484	—	—	1,484

		December 31, 2018 Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$107,585	$—	$107,585	$—
Municipal securities	92,506	—	92,506	—
Mortgage-backed securities	242,912	—	242,912	—
Asset-backed securities	4,859	—	4,859	—
Corporate securities	33,483	—	33,483	—
Total available-for-sale securities	481,345	—	481,345	—
Interest rate swap assets	1,579		1,579
Interest rate swap liabilities	(10,727)	—	(10,727)	—
Loans held-for-sale (mandatory pricing agreements)	18,328	—	18,328	—
Forward contracts	(360)	(360)	—	—
IRLCs	389	—	—	389

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended
Interest Rate Lock Commitments
Balance, July 1, 2019	$1,209
Total realized gains
Included in net income	275
Balance, September 30, 2019	$1,484

Balance, July 1, 2018	$724
Total realized losses
Included in net income	(341)
Balance, September 30, 2018	$383

Nine Months Ended
Interest Rate Lock Commitments
Balance, January 1, 2019	$389
Total realized gains
Included in net income	1,095
Balance, September 30, 2019	1,484

Balance as of January 1, 2018	$551
Total realized gains
Included in net income	(168)
Balance, September 30, 2018	$383

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2019 and December 31, 2018.

		September 30, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,031	$—	$—	$3,031

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2019 and December 31, 2018.

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

	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Inputs	Range
Impaired loans	$3,031	Fair value of collateral	Discount for type of property and current market conditions	10%
IRLCs	1,484	Discounted cash flow	Loan closing rates	32% - 100%

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs	Range
Other real estate owned	$2,065	Fair value of collateral	Discount to reflect current market conditions	10%
IRLCs	$389	Discounted cash flow	Loan closing rates	34% - 100%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2019 and December 31, 2018.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2019 and December 31, 2018.

	September 30, 2019 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$416,402	$416,402	$416,402	$—	$—
Securities held-to-maturity	46,807	47,555	—	47,555	—
Net loans	2,859,589	2,823,251	—	—	2,823,251
Accrued interest receivable	16,652	16,652	16,652	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,148,242	3,219,139	906,074	—	2,313,065
Advances from Federal Home Loan Bank	514,908	524,606	—	524,606	—
Subordinated debt	69,452	75,494	65,276	10,218	—
Accrued interest payable	2,635	2,635	2,635	—	—

	December 31, 2018 Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$188,712	$188,712	$188,712	$—	$—
Securities held-to-maturity	22,750	22,418	—	22,418	—
Net loans	2,698,332	2,646,060	—	—	2,646,060
Accrued interest receivable	16,822	16,822	16,822	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,671,351	2,687,666	731,378	—	1,956,288
Advances from Federal Home Loan Bank	525,153	520,120	—	520,120	—
Subordinated debt	33,875	34,490	24,250	10,240	—
Accrued interest payable	1,108	1,108	1,108	—	—

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

During the three months ended September 30, 2019 and 2018, the Company originated mortgage loans held-for-sale of $210.2 million and $104.1 million, respectively, and sold $203.7 million and $102.8 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2019 and 2018, the Company originated mortgage loans held-for-sale of $430.5 million and $282.5 million, respectively, and sold $415.2 million and $287.6 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on loans sold	$3,606	$1,622	$7,608	$4,787
Loss resulting from the change in fair value of loans held-for-sale	(100)	(168)	(452)	(250)
Gain (loss) resulting from the change in fair value of derivatives	801	(52)	1,432	40
Net revenue from mortgage banking activities	$4,307	$1,402	$8,588	$4,577

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2019 and December 31, 2018.

	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Loans	$485,097	$474,233	$27,643	$4,961
Securities available-for-sale (1)	155,850	159,188	3,727	(229)
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both September 30, 2019 and December 31, 2018, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

September 30, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$430,598	5.8	$(27,829)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	4.4	(3,736)	3-month LIBOR	2.54%
Total at September 30, 2019	$518,798	5.5	$(31,565)	3-month LIBOR	2.80%

December 31, 2018	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$435,926	6.5	$(5,025)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	5.1	235	3-month LIBOR	2.54%
Total at December 31, 2018	$524,126	6.3	$(4,790)	3-month LIBOR	2.80%

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2019 and December 31, 2018.

September 30, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.3	$(10,904)	3-month LIBOR	2.88%
Interest rate swaps	100,000	4.2	(6,143)	1-month LIBOR	2.88%

December 31, 2018	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	8.1	$(2,293)	3-month LIBOR	2.88%
Interest rate swaps	100,000	5.0	(2,065)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $50.3 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$91,135	$986
Interest rate swaps associated with securities available-for-sale	—	—	50,000	593
Derivatives not designated as hedging instruments
IRLCs	81,868	1,484	15,136	389
Total contracts	$81,868	$1,484	$156,271	$1,968
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$430,598	$(27,829)	$344,791	$(6,011)
Interest rate swaps associated with securities available-for-sale	88,200	(3,736)	38,200	(358)
Interest rate swaps associated with liabilities	210,000	(17,047)	210,000	(4,358)
Derivatives not designated as hedging instruments
Forward contracts	118,500	(23)	32,500	(360)
Total contracts	$847,298	$(48,635)	$625,491	$(11,087)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2019 and 2018.

	Amount of (Loss) / Gain Recognized in Other Comprehensive Income in the Three Months Ended		Amount of (Loss) / Gain Recognized in Other Comprehensive Income in the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest rate swap agreements	$(3,225)	$1,366	$(12,689)	$408

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$275	$(341)	$1,095	$(168)
Forward contracts	—	289	—	208

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$526	$—	$337	$—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and nine months ended September 30, 2019 and 2018.

Line item in the condensed consolidated statements of income	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income
Loans	$(521)	$13	$(785)	$30
Securities - taxable	(42)	(45)	(59)	(121)
Securities - non-taxable	—	1	72	19
Total interest income	(563)	(31)	(772)	(72)
Interest expense
Deposits	161	39	355	39
Other borrowed funds	136	86	249	101
Total interest expense	297	125	604	140
Net interest income	$(860)	$(156)	$(1,376)	$(212)

Note 13:     Recent Accounting Pronouncements

ASU 2016-02 - Leases (Topic 842) (February 2016)

In February 2016, the Financial Accounting Standards Board (“FASB”) amended its standards with respect to the accounting for leases. This ASU replaces all current GAAP guidance on this topic and requires that an operating lease be recognized by the lessee on the balance sheet as a “right-of-use” asset along with a corresponding liability representing the rent obligation. Key aspects of current lessor accounting remain unchanged from existing guidance. The amended standard has resulted in an increase to assets and liabilities recognized and, therefore, increased risk-weighted assets for regulatory capital purposes.

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

For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In October 2019, the FASB voted to delay the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update.

The Company does not expect to early adopt and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company currently cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures prior to the effective date to ensure it is fully compliant with the amendments at the adoption date. The Company has formed an implementation committee and has engaged a third-party consultant to assist in developing current expected credit losses (“CECL”) models using appropriate methodologies.

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

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (April 2019)

The amendments in this ASU clarify or correct the guidance in ASC Topic 326, Topic 815 and Topic 825. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 have the same effective dates as ASU 2016-13 and the Company is currently evaluating the potential impact of these amendments on the condensed consolidated financial statements. With respect to Topic 815, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The amendments to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the condensed consolidated financial statements. With respect to Topic 825, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC Topic 820 when using the measurement alternative, certain disclosure requirements, and which equity securities must be remeasured at historical exchanges rates. The amendments to Topic 825 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the condensed consolidated financial statements.

Note 14:     Subsequent Events

On November 1, 2019, the Company completed the previously announced acquisition of loan and servicing portfolios, as well as a team of experienced SBA professionals, from First Colorado National Bank. As of September 30, 2019, the balance of loans acquired was approximately $38 million and was comprised primarily of SBA 7(a) loans.  Additionally, the balance of the servicing portfolio acquired was approximately $102 million and consisted of guaranteed SBA 7(a) loans sold in the secondary market.  The Company is currently evaluating the accounting for this transaction.

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

Overview

First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company that conducts its primary business activities through its wholly owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

The Bank has three wholly owned subsidiaries. First Internet Public Finance Corp. provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities. JKH Realty Services, LLC, manages other real estate owned (“OREO”) properties as needed. SPF15, Inc. is a real estate holding company.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans, primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our Healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquiring or refinancing owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western and Southwestern regions of the United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

In 2018, we identified small business as an area for potential growth in loans, revenue and deposits. We believe that we can differentiate ourselves from larger financial institutions through providing a full suite of services to emerging small businesses and entrepreneurs. We have begun adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs. To accelerate our efforts in this area, subsequent to September 30, 2019 we acquired a loan portfolio, a servicing portfolio and a team of experienced SBA professionals from another financial institution. As of September 30, 2019, the balance of loans acquired was approximately $38 million and was comprised primarily of SBA 7(a) loans while the balance of the servicing portfolio acquired was approximately $102 million and consisted of guaranteed SBA 7(a) loans sold in the secondary market. We expect to continue adding personnel to build out a nationwide small business platform.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the nine months ended September 30, 2019 and 2018.

(dollars in thousands except for per share data)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Income Statement Summary:
Net interest income	$15,244	$16,105	$16,244	$15,421	$15,970	$47,593	$46,846
Provision for loan losses	2,824	1,389	1,285	1,487	888	5,498	2,405
Noninterest income	5,558	3,454	2,372	2,047	1,994	11,384	6,713
Noninterest expense	11,203	11,709	11,109	12,739	10,045	34,021	30,444
Income tax provision (benefit)	449	340	526	(334)	743	1,315	2,386
Net income	$6,326	$6,121	$5,696	$3,576	$6,288	$18,143	$18,324
Per Share Data:
Earnings per share - basic	$0.63	$0.60	$0.56	$0.35	$0.61	$1.79	$1.99
Earnings per share - diluted	$0.63	$0.60	$0.56	$0.35	$0.61	$1.79	$1.98
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.18	$0.18
Book value per common share	$30.30	$29.56	$29.03	$28.39	$28.26	$30.30	$28.26
Tangible book value per common share [1]	$29.82	$29.10	$28.57	$27.93	$27.80	$29.82	$27.80
Common shares outstanding	9,741,800	10,016,458	10,128,587	10,170,778	10,181,675	9,741,800	10,181,675
Average common shares outstanding:
Basic	9,979,603	10,148,285	10,217,637	10,263,086	10,261,967	10,114,303	9,230,149
Diluted	9,980,612	10,148,285	10,230,531	10,275,040	10,273,766	10,116,507	9,250,839
Dividend payout ratio [2]	9.52%	10.00%	10.71%	17.14%	9.84%	10.06%	9.09%
Performance Ratios:
Return on average assets	0.63%	0.65%	0.64%	0.43%	0.79%	0.64%	0.83%
Return on average shareholders’ equity	8.40%	8.26%	7.91%	4.89%	8.75%	8.20%	9.83%
Return on average tangible common equity [1]	8.53%	8.39%	8.04%	4.98%	8.89%	8.33%	10.02%
Net interest margin	1.54%	1.73%	1.86%	1.89%	2.06%	1.70%	2.16%
Net interest margin - FTE [1,3]	1.70%	1.91%	2.04%	2.07%	2.23%	1.87%	2.32%
Noninterest expense to average assets	1.11%	1.23%	1.24%	1.52%	1.27%	1.19%	1.37%
Capital Ratios:
Total shareholders’ equity to assets	7.21%	7.48%	8.01%	8.15%	8.98%	7.21%	8.98%
Tangible common equity to tangible assets ratio [1]	7.10%	7.37%	7.89%	8.03%	8.85%	7.10%	8.85%
Tier 1 leverage ratio	7.66%	8.06%	8.34%	9.00%	9.40%	7.66%	9.40%
Common equity tier 1 capital ratio	10.93%	11.08%	11.66%	12.39%	13.14%	10.93%	13.14%
Tier 1 capital ratio	10.93%	11.08%	11.66%	12.39%	13.14%	10.93%	13.14%
Total risk-based capital ratio	14.17%	14.31%	13.68%	14.53%	15.38%	14.17%	15.38%

1 This information represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
2 Dividends per share divided by diluted earnings per share.
3 On a fully-taxable equivalent (“FTE”) basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons.

During the third quarter 2019, net income was $6.3 million, or $0.63 per diluted share, compared to the third quarter 2018 net income of $6.3 million, or $0.61 per diluted share, representing an increase in net income of less than $0.1 million, or 0.6%. During the nine months ended September 30, 2019, net income was $18.1 million, or $1.79 per diluted share, compared to the nine months ended September 30, 2018 net income of $18.3 million, or $1.98 per diluted share, representing a decrease in net income of $0.2 million, or 1.0%. The comparability of diluted earnings per share between the nine months ended September 30, 2019 and September 30, 2018, is impacted by the effect on average diluted shares outstanding resulting from the Company’s issuance of 1,730,750 shares of common stock through an underwritten public offering in June 2018, partially offset by share repurchase activity during 2019.

The less than $0.1 million increase in net income in the third quarter 2019 compared to the third quarter 2018 was due primarily to an increase of $3.6 million, or 178.7%, in noninterest income and a decrease of $0.3 million, or 39.6%, in income tax expense, partially offset by a $1.9 million, or 218.0%, increase in provision for loan losses, a $1.2 million, or 11.5%, increase in noninterest expense and a decrease of $0.7 million, or 4.5%, in net interest income.

The $0.2 million decrease in net income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due primarily to a $3.6 million, or 11.7%, increase in noninterest expense and a $3.1 million, or 128.6%, increase in provision for loan losses, partially offset by a $4.7 million, or 69.6%, increase in noninterest income, a $1.1 million, or 44.9%, decrease in income tax expense and a $0.7 million, or 1.6%, increase in net interest income.

During the third quarter 2019, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.63% and 8.40%, respectively, compared to 0.79% and 8.75%, respectively, for the third quarter 2018. During the nine months ended September 30, 2019, ROAA and ROAE were 0.64% and 8.20%, respectively, compared to 0.83% and 9.83%, respectively, for the nine months ended September 30, 2018. The decrease in ROAA for both the three and nine months ended September 30, 2019 was due primarily to the Company’s growth in average assets. The decrease in ROAE during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 resulted primarily from the Company’s growth in average shareholders’ equity. The increase in average shareholder’s equity was due mainly to an increase in retained earnings. The increase in average shareholders’ equity during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due primarily to the equity offering completed in June 2018, which resulted in net proceeds to the Company of $54.3 million.

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

(dollars in thousands)	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,902,081	$30,594	4.18%	$2,916,076	$30,842	4.24%	$2,462,209	$26,019	4.19%
Securities - taxable	462,490	3,468	2.97%	460,816	3,540	3.08%	389,880	2,659	2.71%
Securities - non-taxable	99,290	639	2.55%	97,536	668	2.75%	94,020	698	2.95%
Other earning assets	469,454	2,993	2.53%	248,996	1,794	2.89%	131,306	847	2.56%
Total interest-earning assets	3,933,315	37,694	3.80%	3,723,424	36,844	3.97%	3,077,415	30,223	3.90%

Allowance for loan losses	(20,050)			(19,275)			(16,312)
Noninterest-earning assets	102,168			100,872			87,127
Total assets	$4,015,433			$3,805,021			$3,148,230

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$126,130	$233	0.73%	$117,665	$214	0.73%	$87,102	$133	0.61%
Regular savings accounts	32,434	91	1.11%	37,507	106	1.13%	51,557	147	1.13%
Money market accounts	639,181	3,261	2.02%	592,106	2,995	2.03%	527,715	2,206	1.66%
Certificates and brokered deposits	2,233,350	14,778	2.63%	2,131,729	13,832	2.60%	1,702,098	9,164	2.14%
Total interest-bearing deposits	3,031,095	18,363	2.40%	2,879,007	17,147	2.39%	2,368,472	11,650	1.95%
Other borrowed funds	584,308	4,087	2.78%	548,932	3,592	2.62%	439,412	2,603	2.35%
Total interest-bearing liabilities	3,615,403	22,450	2.46%	3,427,939	20,739	2.43%	2,807,884	14,253	2.01%
Noninterest-bearing deposits	43,972			42,566			44,921
Other noninterest-bearing liabilities	57,276			37,368			10,218
Total liabilities	3,716,651			3,507,873			2,863,023

Shareholders’ equity	298,782			297,148			285,207
Total liabilities and shareholders’ equity	$4,015,433			$3,805,021			$3,148,230

Net interest income		$15,244			$16,105			$15,970

Interest rate spread [1]			1.34%			1.54%			1.89%
Net interest margin [2]			1.54%			1.73%			2.06%
Net interest margin - FTE [3]			1.70%			1.91%			2.23%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities.
2 Net interest income divided by total average interest-earning assets (annualized).
3 On an FTE basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin - FTE represents a non-GAAP financial measure. See the “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(dollars in thousands)	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,864,802	$90,654	4.23%	$2,311,374	$71,833	4.16%
Securities - taxable	450,898	10,332	3.06%	388,513	7,703	2.65%
Securities - non-taxable	97,042	1,991	2.74%	94,744	2,109	2.98%
Other earning assets	322,544	6,560	2.72%	105,210	1,973	2.51%
Total interest-earning assets	3,735,286	109,537	3.92%	2,899,841	83,618	3.86%

Allowance for loan losses	(19,191)			(15,770)
Noninterest-earning assets	101,313			81,638
Total assets	$3,817,408			$2,965,709

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$117,811	$659	0.75%	$90,564	$401	0.59%
Regular savings accounts	36,241	304	1.12%	54,245	462	1.14%
Money market accounts	598,410	9,009	2.01%	553,692	6,228	1.50%
Certificates and brokered deposits	2,128,239	40,924	2.57%	1,506,000	22,055	1.96%
Total interest-bearing deposits	2,880,701	50,896	2.36%	2,204,501	29,146	1.77%
Other borrowed funds	558,141	11,048	2.65%	457,807	7,626	2.23%
Total interest-bearing liabilities	3,438,842	61,944	2.41%	2,662,308	36,772	1.85%
Noninterest-bearing deposits	43,035			44,477
Other noninterest-bearing liabilities	39,568			9,762
Total liabilities	3,521,445			2,716,547

Shareholders’ equity	295,963			249,162
Total liabilities and shareholders’ equity	$3,817,408			$2,965,709

Net interest income		$47,593			$46,846

Interest rate spread [1]			1.51%			2.01%
Net interest margin [2]			1.70%			2.16%
Net interest margin - FTE [3]			1.87%			2.32%
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

(dollars in thousands)	Three Months Ended September 30, 2019 vs. June 30, 2019 Due to Changes in			Three Months Ended September 30, 2019 vs. September 30, 2018 Due to Changes in			Nine Months Ended September 30, 2019 vs. September 30, 2018 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(63)	$(185)	$(248)	$5,000	$(425)	$4,575	$17,585	$1,236	$18,821
Securities – taxable	88	(160)	(72)	534	275	809	1,339	1,290	2,629
Securities – non-taxable	71	(100)	(29)	202	(261)	(59)	77	(195)	(118)
Other earning assets	2,622	(1,423)	1,199	2,214	(68)	2,146	4,408	179	4,587
Total	2,718	(1,868)	850	7,950	(479)	7,471	23,409	2,510	25,919

Interest expense
Interest-bearing deposits	1,127	89	1,216	3,679	3,034	6,713	10,423	11,327	21,750
Other borrowed funds	254	241	495	954	530	1,484	1,840	1,582	3,422
Total	1,381	330	1,711	4,633	3,564	8,197	12,263	12,909	25,172

Increase (decrease) in net interest income	$1,337	$(2,198)	$(861)	$3,317	$(4,043)	$(726)	$11,146	$(10,399)	$747

Net interest income for the third quarter 2019 was $15.2 million, a decrease of $0.7 million, or 4.5%, compared to $16.0 million for the third quarter 2018. The decrease in net interest income was the result of an $8.2 million, or 57.5%, increase in total interest expense to $22.5 million for the third quarter 2019 from $14.3 million for the third quarter 2018. The increase in total interest expense was partially offset by a $7.5 million, or 24.7%, increase in total interest income to $37.7 million for the third quarter 2019 from $30.2 million for the third quarter 2018.

Net interest income for the nine months ended September 30, 2019 was $47.6 million, an increase of $0.7 million, or 1.6%, compared to $46.8 million for the nine months ended September 30, 2018. The increase in net interest income was the result of a $25.9 million, or 31.0%, increase in total interest income to $109.5 million for the nine months ended September 30, 2019 from $83.6 million for the nine months ended September 30, 2018. The increase in total interest income was partially offset by a $25.2 million, or 68.5%, increase in total interest expense to $61.9 million for the nine months ended September 30, 2019 from $36.8 million for the nine months ended September 30, 2018.

The increase in total interest income for the third quarter 2019 compared to the third quarter 2018 was due primarily to an increase in interest earned on loans resulting from an increase of $439.9 million, or 17.9%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 1 basis point (“bp”) in the yield on loans, including loans held-for-sale. The increase in average loan balances was driven by growth in the healthcare finance, single tenant lease financing and public finance loan portfolios. Compared to the third quarter 2018, the C&I and public finance loan portfolios experienced decreased yields during the third quarter 2019, which were partially offset by increased yields in the healthcare finance, commercial real estate, residential mortgage and consumer loan portfolios. The average balance of securities increased $77.9 million, or 16.1%, and the yield earned on the securities portfolio increased 15 bps for the third quarter 2019 compared to the third quarter 2018. The increased yield was due primarily to recent purchases of securities with higher yields as well as increased yields on variable rate securities in the third quarter 2019 compared to the third quarter 2018. The average balance of other earning assets increased $338.1 million, or 257.5%, and the yield earned on these assets decreased 3 bps for the third quarter 2019 compared to the third quarter 2018. The increase in the average balance of other earning assets was due to the Company carrying higher cash balances due to strong deposit inflows throughout 2019 and the decreased yield was due to lower short-term market interest rates in the third quarter 2019, as compared to the third quarter 2018. During the third quarter 2019, however, both short- and long-term market interest rates declined. Should these market interest rates continue to decline, yields on interest earning assets may be negatively impacted.

The increase in total interest income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due primarily to an increase in interest earned on loans resulting from an increase of $553.4 million, or 23.9%, in the average balance of loans, including loans held-for-sale, as well as an increase of 7 bps in the yield on loans, including loans held-for-sale. All loan portfolios experienced increased yields during the nine months ended September 30, 2019, which drove the overall increase in the yield earned on loans compared to the nine months ended September 30, 2018. In addition, the average balance of securities increased $64.7 million, or 13.4%, and the yield earned on the securities portfolio increased 30 bps for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due primarily to purchases of securities producing higher yields as well as an increase in the yield on variable rate securities. The average balance of other earning assets increased $217.3 million, or 206.6%, and the yield earned on these assets increased 21 bps for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in the average balance of other earning assets was due to the Company carrying higher cash balances due to strong deposit inflows during the nine months ended September 30, 2019 and the increased yield was due to higher short-term interest rates during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

The increase in total interest expense for the third quarter 2019 compared to the third quarter 2018 was driven primarily by an increase of $662.6 million, or 28.0%, in the average balance of interest-bearing deposits for the third quarter 2019 compared to the third quarter 2018, as well as a 45 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $531.3 million, or 31.2%, increase in average certificates and brokered deposit balances and a 49 bp increase in the related costs of those deposits. An increase in market interest rates and an increase in deposit competition during the second half of 2018 drove deposit rates higher and contributed to increased costs associated with certificates of deposits in the third quarter 2019 compared to the third quarter 2018.  While rates paid on new certificates of deposits production peaked in the first quarter 2019 and have declined since then, new production during the third quarter 2019 continued to modestly exceed the costs of maturing certificates of deposits, which led to an increase in the overall cost associated with these deposits. Additionally, the increase in the cost of interest-bearing deposits was impacted by a 36 bp increase in the cost of funds related to money market deposits. Further, during mid-to-late 2018, the Company initiated a liability hedging strategy using pay fixed/receive variable interest rate swaps intended to extend the duration of brokered variable rate money market deposits to increase asset sensitivity, reduce long-term interest rate risk and reduce volatility in total shareholders’ equity due to the impact of changes in interest rates on other comprehensive income (loss). The resulting long-term funding strategy also contributed to the increase in cost of deposit funding.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $144.9 million, or 33.0%, increase in the average balance of other borrowed funds for the third quarter 2019 compared to the third quarter 2018. Furthermore, the cost of funds related to Federal Home Loan Bank (“FHLB”) advances increased 27 bps, which also contributed to the increase in interest expense. Similar to the brokered deposit liability hedging strategy discussed above, the cost of FHLB advances increased as the Company employed a hedging strategy in late 2018 to convert short-term FHLB advances to long-term fixed-rate funding intended to reduce long-term interest rate risk and increase asset sensitivity. In addition, the average balance of other borrowed funds increased due to the issuance of the 2029 Notes in June 2019, which currently bear a fixed interest rate of 6.0% per year. The third quarter 2019 reflects a full quarter’s impact of the 2029 Notes.

The increase in total interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven primarily by an increase of $676.2 million, or 30.7%, in the average balance of interest-bearing deposits for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as well as a 59 bp increase in the cost of funds related to interest-bearing deposits. The increase in the cost of interest-bearing deposits was due primarily to a $622.2 million, or 41.3%, increase in average certificates and brokered deposit balances and a 61 bp increase in the related cost of those deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $100.3 million, or 21.9%, increase in the average balance of other borrowed funds for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as well as an increase of 42 bps in the cost of other borrowed funds. The average balance of other borrowed funds increased due primarily to the average balance of Federal Home Loan Bank advances, which increased $87.7 million, or 20.8%, compared to the nine months ended September 30, 2018, as the Company used FHLB advances to reduce long-term interest rate risk and increase asset sensitivity. In addition, the average balance of other borrowed funds increased due to the issuance of the 2029 Notes in June 2019, which increased interest expense compared to the nine months ended September 30, 2018.

Net interest margin (“NIM”) was 1.54% for the third quarter 2019 compared to 2.06% for the third quarter 2018. The decrease in NIM for the third quarter 2019 compared to the third quarter 2018 was driven primarily by an increase of 45 bps in the cost of interest-bearing liabilities and a decline of 10 bps in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 1.70% for the third quarter 2019 compared to 2.23% for the third quarter 2018.

NIM was 1.70% for the nine months ended September 30, 2019 compared to 2.16% for the nine months ended September 30, 2018. The decline in NIM for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven primarily by an increase of 56 bps in the cost of interest-bearing liabilities, partially offset by a 6 bp increase in the yield earned on interest-earning assets. On a fully-taxable equivalent basis, NIM was 1.87% for the nine months ended September 30, 2019, compared to a NIM of 2.32% for the nine months ended September 30, 2018.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Service charges and fees	$211	$225	$236	$237	$236	$672	$697
Mortgage banking activities	4,307	2,664	1,617	1,141	1,402	8,588	4,577
Gain (loss) on sale of loans	523	(66)	(104)	89	—	353	414
Loss on sale of securities	—	(458)	—	—	—	(458)	—
Other	517	1,089	623	580	356	2,229	1,025
Total noninterest income	$5,558	$3,454	$2,372	$2,047	$1,994	$11,384	$6,713

During the third quarter 2019, noninterest income was $5.6 million, representing an increase of $3.6 million, or 178.7%, compared to $2.0 million for the third quarter 2018. The increase was due primarily to increases in revenue from mortgage banking activities, gain on sale of loans and other noninterest income. The increase in mortgage banking revenue was due mainly to an increase in mandatory pipeline volumes as the decline in mortgage interest rates during the quarter drove increased interest rate lock commitment activity. The increase in gain on sale of loans was due to the Company selling single tenant lease financing and public finance loans with book values totaling $53.4 million during the third quarter 2019, recognizing a net gain of $0.5 million, as compared to no loans sales in the third quarter 2018. The increase in other noninterest income was due primarily to $0.1 million of income associated with the Company’s temporary ownership of the land described under the heading “Other Assets” within this Management’s Discussion and Analysis.

During the nine months ended September 30, 2019, noninterest income was $11.4 million, an increase of $4.7 million, or 69.6%, from the nine months ended September 30, 2018. The increase was due to a $4.0 million, or 87.6%, increase in revenue from mortgage banking activities and a $1.2 million, or 117.5%, increase in other noninterest income, partially offset by a $0.5 million decrease in loss on sale of securities. The increase in mortgage banking revenue was due to an increase in mandatory pipeline volumes as discussed above. The increase in other noninterest income was mainly the result of the $0.5 million gain on the sale of the Company’s Visa Class B shares and $0.4 million of income associated with the Company’s temporary ownership of the land described above. The $0.5 million loss on sale of securities during the nine months ended September 30, 2019 resulted from the Company selling lower-yielding mortgage backed and U.S. Government Agency securities with a book value of $30.6 million. The Company did not sell any securities during the nine months ended September 30, 2018.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Salaries and employee benefits	$6,883	$6,642	$6,321	$5,738	$5,704	$19,846	$17,436
Marketing, advertising and promotion	456	466	469	543	601	1,391	1,925
Consulting and professional services	778	835	814	862	709	2,427	2,193
Data processing	381	328	317	320	368	1,026	913
Loan expenses	247	292	314	204	241	853	738
Premises and equipment	1,506	1,497	1,500	1,307	1,244	4,503	3,689
Deposit insurance premium	—	747	555	570	441	1,302	1,386
Write-down of other real estate owned	—	—	—	2,423	—	—	—
Other	952	902	819	772	737	2,673	2,164
Total noninterest expense	$11,203	$11,709	$11,109	$12,739	$10,045	$34,021	$30,444

Noninterest expense for the third quarter 2019 was $11.2 million, compared to $10.0 million for the third quarter 2018. The increase of $1.2 million, or 11.5%, compared to the third quarter 2018 was due primarily to increases of $1.2 million in salaries and employee benefits, $0.3 million in premises and equipment, and $0.2 million in other expense, partially offset by a decrease of $0.4 million in deposit insurance premium expense. The increase in salaries and employee benefits resulted primarily from an increase in incentive compensation associated with increased mortgage production and personnel growth. Recent hires in the Company’s commercial lending verticals and support areas were generally in higher skill positions, which contributed to the increase in salaries and benefits expense. The increase in premises and equipment was due primarily to higher software expenses. The increase in other expense was due to various expenses, none of which were individually significant. The decrease in deposit insurance premium was due primarily to the Company not incurring deposit insurance premium expense during the third quarter of 2019 as a result of the small bank assessment credit applied by the FDIC.

Noninterest expense for the nine months ended September 30, 2019 was $34.0 million, compared to $30.4 million for the nine months ended September 30, 2018. The increase of $3.6 million, or 11.7%, compared to the nine months ended September 30, 2018 was due primarily to increases of $2.4 million in salaries and employee benefits, $0.8 million in premises and equipment, $0.5 million in other expense, and $0.2 million in consulting and professional services, partially offset by a decrease of $0.5 million in marketing, advertising and promotion expenses. The increase in salaries and employee benefits was primarily the result of an increase in incentive compensation associated with increased mortgage production and personnel growth. Recent hires in the Company’s commercial lending verticals and support areas were generally in higher skill positions, which contributed to the increase in salaries and benefits expense. The increase in premises and equipment was due primarily to higher software expenses. The increase in other expense was due primarily to higher operating expense related to one residential OREO property and a gain on sale of OREO for the nine months ended September 30, 2018 compared to no gain on sale of OREO for the nine months ended September 30, 2019. The increase in consulting and professional services was due to various expenses, none of which were individually significant. The decrease in marketing, advertising and promotion expenses was driven by digital marketing initiatives and higher mortgage lead generation costs that occurred in 2018.

Income tax provision was $0.4 million for the third quarter 2019, resulting in an effective tax rate of 6.6%, compared to $0.7 million and an effective tax rate of 10.6% for the third quarter 2018. Income tax provision was $1.3 million for the nine months ended September 30, 2019, resulting in an effective tax rate of 6.8%, compared to $2.4 million, and an effective tax rate of 11.5% for the nine months ended September 30, 2018. The decrease in the effective tax rate for both the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was due primarily to an increase in the average balance of tax-exempt earning assets resulting from growth in the public finance loan portfolio.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(dollars in thousands)
Balance Sheet Data:	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total assets	$4,095,491	$3,958,829	$3,670,176	$3,541,692	$3,202,918
Loans	2,881,272	2,861,156	2,839,928	2,716,228	2,493,622
Total securities	591,549	558,160	551,604	504,095	489,197
Loans held-for-sale	41,119	30,642	13,706	18,328	23,493
Noninterest-bearing deposits	50,560	44,040	45,878	43,301	42,750
Interest-bearing deposits	3,097,682	2,962,223	2,765,230	2,628,050	2,403,814
Total deposits	3,148,242	3,006,263	2,811,108	2,671,351	2,446,564
Advances from Federal Home Loan Bank	514,908	514,906	495,146	525,153	425,160
Total shareholders’ equity	295,140	296,120	294,013	288,735	287,740

Total assets increased $553.8 million, or 15.6%, to $4.1 billion at September 30, 2019 compared to $3.5 billion at December 31, 2018. Balance sheet expansion during the first nine months of 2019 was funded primarily by deposit growth of $476.9 million, or 17.9%. This deposit growth contributed to an increase in liquid assets as cash balances increased $227.7 million, or 120.7%, from December 31, 2018 and total securities balances increased $87.5 million, or 17.4%. This funding was also deployed to support net loan growth of $165.0 million, or 6.1%.

Additionally, we have used loan sales and other balance sheet management strategies throughout 2019 to manage overall balance sheet and loan portfolio growth and capital utilization, as well as to help improve profitability and NIM. As part of these activities, we have sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans during 2019.

Loan Portfolio Analysis

The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
Commercial loans
Commercial and industrial	$95,078	3.3%	$110,143	3.8%	$112,146	3.9%	$114,382	4.2%	$105,489	4.2%
Owner-occupied commercial real estate	86,357	3.0%	83,979	2.9%	87,482	3.1%	87,962	3.2%	93,568	3.8%
Investor commercial real estate	11,852	0.4%	21,179	0.7%	11,188	0.4%	5,391	0.2%	5,595	0.2%
Construction	54,131	1.9%	47,849	1.7%	42,319	1.5%	39,916	1.5%	38,228	1.5%
Single tenant lease financing	1,008,247	35.0%	1,001,196	35.1%	975,841	34.3%	919,440	33.8%	883,372	35.4%
Public finance	686,622	23.8%	706,161	24.7%	708,816	25.0%	706,342	26.0%	610,858	24.5%
Healthcare finance	251,530	8.6%	212,351	7.4%	158,796	5.6%	117,007	4.4%	89,525	3.7%
Total commercial loans	2,193,817	76.0%	2,182,858	76.3%	2,096,588	73.8%	1,990,440	73.3%	1,826,635	73.3%
Consumer loans
Residential mortgage	320,451	11.1%	318,678	11.1%	404,869	14.3%	399,898	14.7%	362,574	14.5%
Home equity	25,042	0.9%	26,825	0.9%	27,794	1.0%	28,735	1.1%	28,713	1.2%
Other consumer	296,573	10.4%	294,251	10.4%	285,259	10.0%	279,771	10.3%	270,567	10.8%
Total consumer loans	642,066	22.4%	639,754	22.4%	717,922	25.3%	708,404	26.1%	661,854	26.5%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	45,389	1.6%	38,544	1.3%	25,418	0.9%	17,384	0.6%	5,133	0.2%
Total loans	2,881,272	100.0%	2,861,156	100.0%	2,839,928	100.0%	2,716,228	100.0%	2,493,622	100.0%
Allowance for loan losses	(21,683)		(19,976)		(18,841)		(17,896)		(16,704)
Net loans	$2,859,589		$2,841,180		$2,821,087		$2,698,332		$2,476,918

(1) Includes carrying value adjustments of $27.6 million, $22.2 million, $11.5 million, $5.0 million and ($5.2) million as of September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $2.9 billion as of September 30, 2019, an increase of $165.0 million, or 6.1%, compared to December 31, 2018. The growth in commercial loan balances was driven largely by production in healthcare finance, which increased $134.5 million, or 115.0%, and single tenant lease financing, which increased $88.8 million, or 9.7%. The decrease in C&I loan balances compared to December 31, 2018 was due primarily to prepayments in 2019, which included the exiting of certain relationships the Company considered to possess elevated credit risk. During the nine months ended September 30, 2019, new origination activity was offset by sales of lower-yielding seasoned loans, which consisted of $100.5 million of portfolio residential mortgage loans, $72.2 million of public finance loans and $64.8 million of single tenant lease financing loans. The Company expects to pursue additional loan sales in the future to help manage balance sheet growth and capital, provide liquidity and improve NIM and profitability.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Nonaccrual loans
Commercial loans:
Commercial and industrial	$585	$1,604	$192	$195	$—
Owner-occupied commercial real estate	465	478	—	325	—
Single tenant lease financing	4,691	—	—	—	—
Total commercial loans	5,741	2,082	192	520	—
Consumer loans:
Residential mortgage	—	3,134	3,163	175	179
Home equity	—	—	—	55	—
Other consumer	41	49	68	42	61
Total consumer loans	41	3,183	3,231	272	240
Total nonaccrual loans	5,782	5,265	3,423	792	240

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	121	—	97	—
Other consumer	1	—	9	—	16
Total consumer loans	1	121	9	97	16
Total past due 90 days and accruing loans	1	121	9	97	16

Total nonperforming loans	5,783	5,386	3,432	889	256

Other real estate owned
Investor commercial real estate	2,066	2,066	2,066	2,066	4,488
Residential mortgage	553	553	553	553	553
Total other real estate owned	2,619	2,619	2,619	2,619	5,041

Other nonperforming assets	95	36	20	—	7

Total nonperforming assets	$8,497	$8,041	$6,071	$3,508	$5,304

Total nonperforming loans to total loans	0.20%	0.19%	0.12%	0.03%	0.01%
Total nonperforming assets to total assets	0.21%	0.20%	0.17%	0.10%	0.17%
Allowance for loan losses to total loans	0.75%	0.70%	0.66%	0.66%	0.67%
Allowance for loan losses to nonperforming loans	374.9%	370.9%	549.0%	2,013.1%	6,525.0%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Troubled debt restructurings – nonaccrual	$171	$174	$—	$—	$—
Troubled debt restructurings – performing	470	1,985	404	410	450
Total troubled debt restructurings	$641	$2,159	$404	$410	$450

The increase in nonperforming loans of $4.9 million, or 550.5%, to $5.8 million as of September 30, 2019 compared to $0.9 million as of December 31, 2018 was due primarily to a single tenant lease financing relationship with an unpaid principal balance of $4.7 million that was placed on nonaccrual status in the quarter, as well as a commercial loan relationship with a total unpaid principal balance of $0.9 million that was placed on nonaccrual status during the second quarter 2019. During the third quarter 2019, a seasoned residential mortgage loan with an unpaid principal balance of $3.1 million that was placed on nonaccrual status during the first quarter 2019 was brought current, and was subsequently paid off in full early in the fourth quarter 2019. Total nonperforming assets increased $5.0 million, or 142.2%, as of September 30, 2019 compared to December 31, 2018. The ratio of nonperforming loans to total loans increased to 0.20% as of September 30, 2019 compared to 0.03% as of December 31, 2018 and the ratio of nonperforming assets to total assets increased to 0.21% as of September 30, 2019 compared to 0.17% as of December 31, 2018, due primarily to the nonperforming single tenant lease financing relationship and commercial loan relationship discussed above, partially offset by a decline in nonperforming residential mortgage and home equity loans.

Total TDRs increased to $0.6 million as of September 30, 2019 compared to $0.4 million as of December 31, 2018. This is the result of a commercial loan relationship with a combined unpaid principal balance of $0.2 million that were transitioned to nonaccrual TDRs during the second quarter 2019. In addition, there were two new accruing TDRs during the second quarter 2019 totaling $1.6 million, of which a substantial portion of these balances paid down during the third quarter 2019. The TDR modifications consisted of interest-only payments for a period of time.

As of September 30, 2019 and December 31, 2018, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consists of two buildings that are residential units adjacent to a university campus. As of September 30, 2019 and December 31, 2018, the Company had one residential mortgage OREO property of $0.6 million.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the nine months ended September 30, 2019 and 2018.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Balance, beginning of period	$19,976	$18,841	$17,896	$16,704	$16,053	$17,896	$14,970
Provision charged to expense	2,824	1,389	1,285	1,487	888	5,498	2,405
Losses charged off	(1,182)	(337)	(429)	(381)	(336)	(1,948)	(896)
Recoveries	65	83	89	86	99	237	225
Balance, end of period	$21,683	$19,976	$18,841	$17,896	$16,704	$21,683	$16,704

Net charge-offs to average loans	0.15%	0.05%	0.05%	0.05%	0.04%	0.08%	0.04%

The allowance for loan losses was $21.7 million as of September 30, 2019, compared to $17.9 million as of December 31, 2018. The increase of $3.8 million, or 21.2%, was due primarily to the growth in healthcare finance and single tenant lease financing loan balances, as well as specific reserves of $1.7 million for a single tenant lease financing relationship placed on nonaccrual status during the third quarter 2019 and $0.2 million for one commercial loan that was placed on nonaccrual status during the second quarter 2019. During the third quarter 2019, the Company recorded net charge-offs of $1.1 million, compared to net charge-offs of $0.2 million for the third quarter 2018. The increase in net charge-offs was due primarily to a $0.8 million charge-off of a commercial loan relationship.

    During the nine months ended September 30, 2019, the Company recorded net charge-offs of $1.7 million, compared to net charge-offs of $0.7 million during the nine months ended September 30, 2018. The net charge-offs for the nine months ended September 30, 2019 were primarily driven by the $0.8 million charge-off of a commercial loan relationship, as well as $0.8 million of net charge-offs in other consumer loans. The net charge-offs for the nine months ended September 30, 2018 were primarily driven by charge-offs in other consumer loans.

The allowance for loan losses as a percentage of total loans was 0.75% at September 30, 2019 and 0.66% at December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans decreased to 374.9% as of September 30, 2019, compared to 2,013.1% as of December 31, 2018. The decrease was due primarily to the previously mentioned single tenant lease financing relationship with an unpaid principal balance of $4.7 million and the commercial loan relationship with a total unpaid principal balance of $0.9 million that were placed on nonaccrual status in 2019, driving an increase in nonperforming assets that outpaced the increase in the allowance for loan losses.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(dollars in thousands)
Amortized Cost	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$83,024	$89,088	$102,749	$109,631	$115,176
Municipal securities	96,076	96,202	96,328	97,090	97,160
Mortgage-backed securities	324,296	297,745	288,120	251,492	237,703
Asset-backed securities	5,000	5,000	5,000	5,002	5,003
Corporate securities	38,638	38,644	38,650	36,678	36,684
Total available-for-sale	547,034	526,679	530,847	499,893	491,726
Securities held-to-maturity
Municipal securities	10,145	10,147	10,150	10,157	10,159
Corporate securities	36,662	25,679	21,072	12,593	10,041
Total held-to-maturity	46,807	35,826	31,222	22,750	20,200
Total securities	$593,841	$562,505	$562,069	$522,643	$511,926

(dollars in thousands)
Approximate Fair Value	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Securities available-for-sale
U.S. Government-sponsored agencies	$81,435	$87,737	$100,872	$107,585	$112,760
Municipal securities	97,942	96,988	95,445	92,506	91,080
Mortgage-backed securities	323,989	295,988	282,771	242,912	225,692
Asset-backed securities	4,931	4,928	4,928	4,859	4,960
Corporate securities	36,445	36,693	36,366	33,483	34,505
Total available-for-sale	544,742	522,334	520,382	481,345	468,997
Securities held-to-maturity
Municipal securities	10,490	10,296	10,062	9,801	9,519
Corporate securities	37,065	25,992	21,206	12,617	9,991
Total held-to-maturity	47,555	36,288	31,268	22,418	19,510
Total securities	$592,297	$558,622	$551,650	$503,763	$488,507

The approximate fair value of available-for-sale investment securities increased $63.4 million, or 13.2%, to $544.7 million as of September 30, 2019, compared to $481.3 million as of December 31, 2018. The increase was due primarily to an increase of $81.1 million in mortgage-backed securities. The increase in mortgage-backed securities was driven by purchases as excess liquidity was deployed, as well as by market value increases due to interest rate changes, but was partially offset by the sale of $22.1 million of lower-yielding securities. The increase in the total approximate fair value of investment securities available-for-sale was partially offset by a decrease of $26.2 million in U.S. Government-sponsored agencies securities. The decrease in U.S. Government-sponsored agencies securities was due primarily to prepayments and amortization, as well as the sale of $8.5 million of lower-yielding securities. As of September 30, 2019, the Company had securities with an amortized cost basis of $46.8 million designated as held-to-maturity compared to $22.8 million as of December 31, 2018. The increase was due to the Company using additional liquidity to purchase held-to-maturity corporate securities.

Other Assets

During 2018, the Bank's subsidiary, SPF15, Inc. (“SPF15”), acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs.  Pursuant to a Land Acquisition Agreement with the City of Fishers, Indiana (the “City”), and its Redevelopment Commission, among others, the City agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs.

The Land Acquisition Agreement was replace by a Project Agreement in December 2018, which extended the reimbursement deadline to October 30, 2019 and made additional financial incentives available to the Company for constructing an office building and associated parking garage on the property. As contemplated under the Project Agreement, the City transferred to SPF15 two additional parcels of land consisting of approximately 0.75 acres and SPF15 transferred to the Fishers Town Hall Building Corporation and third parties a certain parcel of land consisting of approximately 1.65 acres in connection with the development of the property. On October 25, 2019, the City satisfied its reimbursement obligation, resulting in the payment to SPF15 of an aggregate of $11.1 million for purchase prices and other specified land acquisition costs.

Site demolition has been completed and construction of a multi-use development, to include the Company’s future headquarters, began on October 7, 2019. Development of the site is estimated to be substantially completed by September 30, 2021.

Other assets were $85.9 million at September 30, 2019 compared to $37.7 million at December 31, 2018. The increase of $48.2 million, or 127.9%, was due primarily to cash collateral pledged for interest rate swaps. The Company pledged $50.3 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

Other Liabilities

Other liabilities were $65.1 million at September 30, 2019 compared to $21.5 million at December 31, 2018. The increase of $43.6 million, or 202.8%, was due primarily to a $48.6 million decrease in the fair value of interest rate swaps.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
Noninterest-bearing deposits	$50,560	1.6%	$44,040	1.5%	$45,878	1.6%	$43,301	1.6%	$42,750	1.7%
Interest-bearing demand deposits	122,551	3.9%	126,669	4.2%	111,626	4.0%	121,055	4.5%	94,681	3.9%
Savings accounts	34,886	1.1%	31,445	1.0%	41,958	1.5%	38,489	1.4%	47,033	1.9%
Money market accounts	698,077	22.2%	607,849	20.3%	573,895	20.4%	528,533	19.9%	478,548	19.6%
Certificates of deposits	1,681,377	53.4%	1,629,886	54.2%	1,464,543	52.1%	1,292,883	48.4%	1,252,690	51.2%
Brokered deposits	560,791	17.8%	566,374	18.8%	573,208	20.4%	647,090	24.2%	530,862	21.7%
Total deposits	$3,148,242	100.0%	$3,006,263	100.0%	$2,811,108	100.0%	$2,671,351	100.0%	$2,446,564	100.0%

Total deposits increased $476.9 million, or 17.9%, to $3.1 billion as of September 30, 2019, compared to approximately $2.7 billion as of December 31, 2018. This increase was due primarily to increases of $388.5 million, or 30.0%, in certificates of deposits and $169.5 million, or 32.1%, in money market accounts, partially offset by a decrease of $86.3 million, or 13.3%, in brokered deposits. The increase in certificates of deposits was due to strong production during the first nine months of 2019, while the increase in money market account balances was due primarily to the acquisition of new business money market account balances during the 2019 period. Growth in these balances allowed the Company to pay down brokered deposit funding during 2019.

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

The following tables present actual and required capital ratios as of September 30, 2019 and December 31, 2018 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018 based on the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$307,416	10.93%	$196,843	7.00%	N/A	N/A
Bank	332,781	11.84%	196,669	7.00%	$182,621	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	307,416	10.93%	239,024	8.50%	N/A	N/A
Bank	332,781	11.84%	238,812	8.50%	224,765	8.00%
Total capital to risk-weighted assets
Consolidated	398,551	14.17%	295,265	10.50%	N/A	N/A
Bank	354,464	12.62%	295,004	10.50%	280,956	10.00%
Leverage ratio
Consolidated	307,416	7.66%	160,532	4.00%	N/A	N/A
Bank	332,781	8.30%	160,437	4.00%	200,546	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased in		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$300,589	12.39%	$112,866	5.75%	$169,771	7.00%	N/A	N/A
Bank	286,012	11.81%	112,672	5.75%	169,545	7.00%	$157,435	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	300,589	12.39%	142,309	7.25%	206,150	8.50%	N/A	N/A
Bank	286,012	11.81%	142,064	7.25%	205,876	8.50%	193,766	8.00%
Total capital to risk-weighted assets
Consolidated	352,360	14.53%	181,566	9.25%	254,656	10.50%	N/A	N/A
Bank	300,908	12.55%	181,255	9.25%	254,318	10.50%	242,207	10.00%
Leverage ratio
Consolidated	300,589	9.00%	106,196	4.00%	133,602	4.00%	N/A	N/A
Bank	286,012	8.57%	106,059	4.00%	133,474	4.00%	166,843	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2019 to shareholders of record as of September 30, 2019. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2019, the Company had $72.0 million principal amount of subordinated debt outstanding pursuant its term loan evidenced by a term note due 2025, its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 and the 2029 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for at least the next twelve months, including any cash dividends it may pay. The Company may explore strategic alternatives, including additional asset, deposit or revenue generation channels that complement our commercial and consumer banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

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

Additionally, the Company has enhanced its liquidity management process during 2019 through increased loan sale activity. During 2019, the Company has sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans. These loan sales have provided liquidity to manage overall loan portfolio growth and capital utilization as well as help to improve profitability and NIM as proceeds from seasoned lower-yielding loans are redeployed into higher-yielding new originations.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2019, on a consolidated basis, the Company had $961.1 million in cash and cash equivalents and investment securities available-for-sale and $41.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2019, the Bank had the ability to borrow an additional $568.5 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2019, the Company, on an unconsolidated basis, had $49.4 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2019, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $267.9 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2019 totaled $1.10 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, average tangible common equity, tangible book value per common share, return on average tangible common equity and the tangible common equity to tangible assets ratio, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted income before income taxes, adjusted income tax provision and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2019 and 2018.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Total equity - GAAP	$295,140	$296,120	$294,013	$288,735	$287,740	$295,140	$287,740
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$290,453	$291,433	$289,326	$284,048	$283,053	$290,453	$283,053

Total assets - GAAP	$4,095,491	$3,958,829	$3,670,176	$3,541,692	$3,202,918	$4,095,491	$3,202,918
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,090,804	$3,954,142	$3,665,489	$3,537,005	$3,198,231	$4,090,804	$3,198,231

Total common shares outstanding	9,741,800	10,016,458	10,128,587	10,170,778	10,181,675	9,741,800	10,181,675

Book value per common share	$30.30	$29.56	$29.03	$28.39	$28.26	$30.30	$28.26
Effect of goodwill	(0.48)	(0.46)	(0.46)	(0.46)	(0.46)	(0.48)	(0.46)
Tangible book value per common share	$29.82	$29.10	$28.57	$27.93	$27.80	$29.82	$27.80

Total shareholders’ equity to assets	7.21%	7.48%	8.01%	8.15%	8.98%	7.21%	8.98%
Effect of goodwill	(0.11)%	(0.11)%	(0.12)%	(0.12)%	(0.13)%	(0.11)%	(0.13)%
Tangible common equity to tangible assets	7.10%	7.37%	7.89%	8.03%	8.85%	7.10%	8.85%

Total average equity - GAAP	$298,782	$297,148	$291,883	$289,844	$285,207	$295,963	$249,162
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$294,095	$292,461	$287,196	$285,157	$280,520	$291,276	$244,475

Return on average shareholders’ equity	8.40%	8.26%	7.91%	4.89%	8.75%	8.20%	9.83%
Effect of goodwill	0.13%	0.13%	0.13%	0.09%	0.14%	0.13%	0.19%
Return on average tangible common equity	8.53%	8.39%	8.04%	4.98%	8.89%	8.33%	10.02%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Total interest income	$37,694	$36,844	$34,999	$31,849	$30,223	$109,537	$83,618
Adjustments:
Fully-taxable equivalent adjustments [1]	1,595	1,612	1,557	1,477	1,351	4,764	3,533
Total interest income - FTE	$39,289	$38,456	$36,556	$33,326	$31,574	$114,301	$87,151

Net interest income	$15,244	$16,105	$16,244	$15,421	$15,970	$47,593	$46,846
Adjustments:
Fully-taxable equivalent adjustments [1]	1,595	1,612	1,557	1,477	1,351	4,764	3,533
Net interest income - FTE	$16,839	$17,717	$17,801	$16,898	$17,321	$52,357	$50,379

Net interest margin	1.54%	1.73%	1.86%	1.89%	2.06%	1.70%	2.16%
Effect of fully-taxable equivalent adjustments [1]	0.16%	0.18%	0.18%	0.18%	0.17%	0.17%	0.16%
Net interest margin - FTE	1.70%	1.91%	2.04%	2.07%	2.23%	1.87%	2.32%

1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Income before income taxes - GAAP	6,775	6,461	6,222	$3,242	$7,031	$19,458	$20,710
Adjustments:
Write-down of other real estate owned	—	—	—	2,423	—	—	—
Adjusted income before income taxes	$6,775	$6,461	$6,222	$5,665	$7,031	$19,458	$20,710

Income tax provision (benefit) - GAAP	449	340	526	$(334)	$743	$1,315	$2,386
Adjustments:
Write-down of other real estate owned	—	—	—	509	—	—	—
Adjusted income tax provision	449	340	526	175	743	1,315	2,386

Net income - GAAP	6,326	6,121	5,696	$3,576	$6,288	18,143	18,324
Adjustments:
Write-down of other real estate owned	—	—	—	1,914	—	—	—
Adjusted net income	6,326	6,121	5,696	5,490	6,288	18,143	18,324

Diluted average common shares outstanding	9,980,612	10,148,285	10,230,531	10,275,040	10,273,766	10,116,507	9,250,839

Diluted earnings per share - GAAP	0.63	0.60	0.56	$0.35	$0.61	$1.79	$1.98
Adjustments:
Effect of write-down of other real estate owned	—	—	—	0.18	—	—	—
Adjusted diluted earnings per share	0.63	0.6	0.56	0.53	0.61	1.79	1.98

Return on average assets	0.63%	0.65%	0.64%	0.43%	0.79%	0.64%	0.83%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	0.23%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.63%	0.65%	0.64%	0.66%	0.79%	0.64%	0.83%

Return on average shareholders' equity	8.40%	8.26%	7.91%	4.89%	8.75%	8.20%	9.83%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	2.62%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	8.40%	8.26%	7.91%	7.51%	8.75%	8.20%	9.83%

Return on average tangible common equity	8.53%	8.39%	8.04%	4.98%	8.89%	8.33%	10.02%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	2.66%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	8.53%	8.39%	8.04%	7.64%	8.89%	8.33%	10.02%

Effective income tax rate	6.6%	5.3%	8.5%	(10.3)%	10.6%	6.8%	11.5%
Effect of write-down of other real estate owned	0.0%	0.0%	0.0%	13.4%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	6.6%	5.3%	8.5%	3.1%	10.6%	6.8%	11.5%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 13 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At September 30, 2019 and December 31, 2018, the Company had interest rate swaps with notional amounts of $728.8 million and $734.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2019 and December 31, 2018, the Company had commitments to sell residential real estate loans of $118.5 million and $32.5 million, respectively. These contracts mature in less than one year. Refer to Note 12 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2019, assuming parallel shifts in interest rates and a static balance sheet:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	+100 Basis Points
NII - Year 1	(7.36)%	(4.59)%	(2.26)%	8.49%
NII - Year 2	3.93%	1.90%	0.75%	(1.41)%
EVE	(11.06)%	(4.02)%	(1.68)%	(4.21)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On December 18, 2018 the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was scheduled to expire on December 31, 2019. Under this program, the Company has repurchased 482,970 shares of common stock through September 30, 2019, at an average price of $20.70, for a total investment of $10.0 million, thus repurchasing the maximum amount of stock authorized by the Company’s Board of Directors under this program. The following table presents information with respect to purchases of the Company’s common stock made during the third quarter of fiscal 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2019 - July 31, 2019	51,535	$20.88	51,535	$4,576
August 1, 2019 - August 31, 2019	120,596	19.76	120,596	2,193
September 1, 2019 - September 30, 2019	102,527	21.37	102,527	—
Total	274,658	20.57	274,658

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

FIRST INTERNET BANCORP

Date: November 8, 2019	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: November 8, 2019	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)