Form 10-K
period 2019-12-31
First Internet Bancorp
filed 2020-03-12
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2019.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	INBKL	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $204.6 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 6, 2020, the registrant had 9,754,964 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “pending,” “plan,” “position,” “preliminary,” “remain,” “should,” “will,” “would,” or other similar expressions. Such statements are subject to certain risks and uncertainties including: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”) and healthcare finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western and Southwestern regions of the United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

In 2018, we identified small business as an area for potential growth in loans, revenue and deposits. We believe that we can differentiate ourselves from larger financial institutions through providing a full suite of services to emerging small businesses and entrepreneurs. We have begun adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs, including loans originated under the Small Business Administration (“SBA”) guidelines. To accelerate our efforts in this area, on November 1, 2019, we acquired a loan portfolio, a servicing portfolio and a team of experienced small business lending servicing professionals from First Colorado National Bank. As of December 31, 2019, the principal balance of loans acquired was approximately $32.6 million and was comprised primarily of SBA 7(a) loans while the principal balance of the servicing portfolio acquired was approximately $94.8 million and consisted of guaranteed SBA 7(a) loans sold in the secondary market. We expect to continue adding personnel to build out a nationwide small business platform.

As of December 31, 2019, we had total assets of $4.1 billion, total liabilities of $3.8 billion, and shareholders’ equity of $304.9 million.
Our principal executive offices are located at 11201 USA Parkway, Fishers, Indiana 46037, and our telephone number is (317) 532-7900.

Subsidiaries

The Bank has three wholly-owned subsidiaries: First Internet Public Finance Corp., which provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, which manages other real estate owned properties as needed; and SPF15 Inc., which was established to acquire and hold real estate.

Performance
Balance Sheet Growth. Total assets have increased 222.9% from $1.3 billion at December 31, 2015 to $4.1 billion at December 31, 2019. This increase was driven primarily by strong organic growth. During the same time period, loans increased from $1.0 billion to $3.0 billion and deposits increased from $1.0 billion to $3.2 billion, increases of 210.7% and 229.9%, respectively. Our sustained growth profile has been the result of our flexible and highly scalable Internet banking platform that allows us to target a broad reach of customers across all 50 states. Additionally, key strategic commercial banking hires have enabled us to further expand our product offerings on both a local and national basis. At December 31, 2019, commercial loans comprised 77.2% of loans compared to 61.1% at December 31, 2015.
Earnings Growth. Net income has increased 182.7% from $8.9 million for the twelve months ended December 31, 2015 to $25.2 million for the twelve months ended December 31, 2019. Diluted earnings per share have increased 28.1% from $1.96 for the twelve months ended December 31, 2015 to $2.51 for the twelve months ended December 31, 2019.
Asset Quality. We have maintained a high-quality loan portfolio due to our emphasis on a strong credit culture, conservative underwriting standards, disciplined risk management processes, and a diverse national and local customer base. At December 31, 2019, our nonperforming assets to total assets was 0.22%, our nonperforming loans to total loans was 0.23% and our allowance for loan losses to total loans was 0.74%.
Strategic Focus
We operate on a national basis through our scalable Internet banking platform to gather deposits and offer residential mortgage and consumer lending products rather than relying on a conventional brick and mortar branch system. We also offer commercial banking services, including CRE and C&I, single tenant lease financing, public finance, healthcare finance and small business lending. Our overriding strategic focus is enhancing franchise and shareholder value while maintaining strong risk management policies and procedures. We believe the continued creation of franchise and shareholder value will be driven by profitable growth in commercial and consumer banking, effective underwriting, strong asset quality and efficient technology-driven operations.
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
Commercial Banking Growth. We have diversified our operations by adding commercial banking, public finance, healthcare finance and small business lending to complement our consumer platform. We offer traditional CRE loans, single tenant lease financing, C&I loans, healthcare finance loans, small business lending loans, corporate credit cards, treasury management services and public and municipal finance loans and leases. Our commercial lending teams consist of seasoned commercial bankers, many of whom have had extensive careers with larger money center, super-regional or regional banks. These lenders leverage deep market knowledge and experience to serve commercial borrowers with a relationship-based approach. We intend to continue expanding our commercial banking platform by hiring additional seasoned loan officers and relationship managers with specialized market or product expertise.
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
Lending Activities
We earn interest income on loans as well as fee income from the origination of loans. Lending activities include loans to individuals, which primarily consist of residential real estate loans, home equity loans and lines of credit, and consumer loans, and loans to commercial customers, which include C&I loans, CRE loans, municipal loans and leases, lines of credit, letters of credit, single tenant lease financing, loans to healthcare providers and small business lending loans. Residential real estate loans are either retained in our loan portfolio or sold to secondary investors, with gains or losses from the sales being recognized within noninterest income. Refer to Note 4 to the Company's consolidated financial statements for further discussion of each loan portfolio segment as of December 31, 2019.

Deposit Activities and Other Sources of Funds

We obtain deposits through the ACH network (direct deposit as well as customer-directed transfers of funds from outside financial institutions), remote and mobile deposit capture, mailed checks, wire transfers and a deposit-taking ATM network. Additionally, we had approximately $538.4 million in brokered deposits at December 31, 2019, which includes deposits originated through broker/dealer relationships, as well as certain public fund deposits originated through a relationship with an asset manager that manages the short-term liquidity needs of municipalities and other governmental bodies.

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

For retail banking activities, we compete with other banks that use the Internet as a primary service channel, including Ally Bank, Discover Bank, TIAA Bank, Synchrony Bank, Goldman Sachs Bank USA and Axos Bank. However, we also compete with other banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of Internet delivery for their services. For residential mortgage lending, competitors that use the Internet as a primary service channel include Quicken Loans and loanDepot. We also compete with money center and superregional banks in residential mortgage lending, including Bank of America, Chase and Wells Fargo.

For our traditional commercial lending activities, we compete with larger financial institutions operating in the Midwest and Central Indiana regions, including KeyBank, PNC Bank, Chase, BMO Harris Bank, Huntington National Bank and First Financial Bank. In the Southwest, competitors include Wells Fargo, Chase, Bank of America, U.S. Bank, Mid First Bank and BOK Financial. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. Examples of these competitors include Wells Fargo, First Savings Bank, CapStar Bank, TIAA Bank and StanCorp. For our public finance activities, we compete nationally with superregional and regional banks, such as Huntington National Bank, KeyBank, Capital One, Sterling National Bank, JP Morgan and Chase Co. and Bank of America. For our healthcare finance activities, we compete nationally with superregional and regional banks, such as TD Bank, PNC Bank, Wintrust Financial Corporation and Columbia Bank. These

competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders.  Those lenders could be smaller or larger than us and could include non-bank entities. Examples of these competitors include Wells Fargo, Byline Bank, Live Oak Bank, Huntington, and Newtek, as well as a large number of regional or community banks.  These competitors have resources and/or lending limits that differ greatly from one another.

In the United States, banking has continued to experience consolidation leading to the emergence of several large nationwide banking institutions. These competitors have significantly greater financial resources as well as offer a wider range of services than we do. We have attempted to offset some of the advantages of the larger competitors by leveraging technology to deliver product solutions and better compete in targeted segments. We have positioned ourselves as an alternative to these institutions for consumers who do not wish to subsidize the cost of large branch networks through high fees and unfavorable interest rates.

We anticipate that consolidation will continue in the financial services industry and perhaps accelerate as a result of intensified competition for the same customer segments as well as significantly increased regulatory burdens and rules that are expected to increase expenses and put pressure on earnings.

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

The Dodd-Frank Act permanently raised deposit insurance levels to $250,000. Deposit insurance assessments are calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund (the “DIF”) is 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve to regulate interchange fees for debit card transactions and established minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars certain banking organizations from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

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

Regulatory Capital. The Federal Reserve sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding assets considered by regulatory agencies to be liquid and low risk. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into risk-weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is Tier 1 capital divided by total average assets adjusted as specified in the guidelines. The Bank, supervised by the FDIC and DFI, is subject to substantially similar capital requirements. Our applicable capital ratios as of December 31, 2019 and 2018 are summarized in Note 14 to the financial statements.

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

Under Basel III Capital Rules, the minimum capital ratios are: 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets and 4.0% Leverage Ratio. In addition, a capital conservation buffer of 2.5% above each level applicable to the CET1, Tier 1, and Total Capital ratios is required for banking institutions like the Company and the Bank to avoid restrictions on their ability to make capital distributions, including dividends, and pay certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in with annual increases through January 1, 2019. The following are the Basel III regulatory capital levels, inclusive of the capital conservation buffer, that the Company and the Bank must satisfy to avoid limitations on capital distributions, including dividends, and discretionary bonus payments during the applicable phase-in period from January 1, 2015, until January 1, 2019:

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

As of December 31, 2019, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured banks, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2019.

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

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $1.9 million for 2019, which included a $0.6 million small bank assessment credit.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2019 of $25.7 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts. As of January 16, 2020, the Federal Reserve’s regulations required reserves equal to 3% on transaction account balances over $16.9 million and up to and including $127.5 million, plus 10% on the excess over $127.5 million. These requirements are subject to adjustment annually by the Federal Reserve. The Bank is in compliance with the foregoing reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the FDIC.

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

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. The Bank is required to provide notice to its customers on an annual basis disclosing its policies and procedures on the sharing of nonpublic personal information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business, financial condition or results of operations.

The California Consumer Privacy Act of 2018 (the “CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information, as well as a right to have a business delete their personal information (with some exceptions). Its definition of “personal information” is more expansive than those found in other privacy laws applicable to us in the United States. Failure to comply with the CCPA risks regulatory fines and the law grants a private right of action for any unauthorized disclosure of personal information as a result of failure to maintain reasonable security procedures. The CCPA became effective on January 1, 2020, but California's Attorney General cannot bring an enforcement action under the CCPA until July 1, 2020.

Cybersecurity. In 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. For example, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of increased activity and changes at the state level to continue.

In 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

We continually strive to enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. We regularly conduct cybersecurity risk assessments, regularly engage with the Board or appropriate committees on cybersecurity matters, routinely update our incident response plans based on emerging threats, periodically practice implementation of incident response plans across applicable departments and train officers and employees to detect and report suspicious activity. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and mobile banking and other technology-based products and services, by us and our consumers.

Employees

At December 31, 2019, we had 231 total employees, of which 227 were full-time employees.

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
Our commercial loan portfolio exposes us to higher credit risks than residential real estate loans, including risks relating to the success of the underlying business and conditions in the market or the economy and concentrations in our commercial loan portfolio.
We have grown our CRE, healthcare finance and C&I loan portfolios. At December 31, 2019, CRE loans amounted to $1.1 billion, or 38.5% of total loans, healthcare finance loans amounted to $300.6 million, or 10.1% of total loans and C&I loans amounted to $96.4 million, or 3.3% of total loans. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance and small business loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.
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
Significant external events could adversely affect our business and results of operations.

Severe weather, natural disasters, acts of war or terrorism, widespread public health issues and other significant external events or continued circumstances could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. For example, the emergence of a widespread health emergency or pandemic, such as the potential spread of the coronavirus (“COVID-19”) and actions intended to mitigate the same, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to an outbreak in the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective in mitigating the adverse impacts of any significant external event.  The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.
The market value of some of our investments could decline and adversely affect our financial position.
As of December 31, 2019, we had a net unrealized pre-tax holding loss of approximately $5.8 million on our $540.9 million available-for-sale investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.
Uncertainty about the future of London Inter-bank Offered Rate (“LIBOR”) may adversely affect our business.
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the

Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR's discontinuation. The initial steps in the ARRC's recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. Further, other central banks have convened working groups to determine replacements or reforms of other interest rate benchmarks, such as Euro Interbank Offered Rate, and it is expected, although not known, that a transition away from the use of certain of these other interest rate benchmarks will occur over the course of the next few years and alternative reference rates will be established. At this time, it is not possible to predict the effect of the Authority’s announcement or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.
The implementation of CECL, including the design and maintenance of related internal controls over financial reporting, will require a significant amount of time and resources which may have a material impact on our results of operations.
A new accounting standard adopted by FASB, referred to as Current Expected Credit Loss, or (“CECL”), will require financial institutions, like the Bank, to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit loses as allowances for loan and lease losses beginning with our fiscal year ending December 31, 2023. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. CECL will represent a significant change in methodology and may greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements. However, the allowance for loan and lease losses may increase upon the adoption of CECL and any such increased allowance level would decrease shareholders' equity and the Company's and Bank's regulatory capital ratios.
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
The competitive nature of the banking and financial services industry could negatively affect our ability to increase or maintain our market share and retain long-term profitability.
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
Our future success and profitability are substantially dependent upon our management and the abilities of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. In particular, the loss of our chief executive officer could have a material adverse effect on our business, financial condition and results of operations.
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
Market interest rates are beyond our control, and they fluctuate in response to economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.
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
At December 31, 2019, our consumer loans, excluding residential mortgage loans and home equity loans, totaled $295.3 million, representing approximately 10.0% of our total loan portfolio at such date. A substantial portion of our consumer loans are horse trailer and recreational vehicle loans acquired through our indirect dealer network. Consumer loans generally have a greater risk of loss or default than do residential mortgage loans, particularly in the case of loans that are secured by depreciating assets such as horse trailers and recreational vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. It may become necessary to increase our provision for loan losses in the event that our losses on these loans increase, which would reduce our earnings and could have a material adverse effect on our business, financial condition and results of operations.
Portions of our commercial lending activities are geographically concentrated in Central Indiana and adjacent markets, and changes in local economic conditions may impact their performance.
We offer our residential mortgage and consumer lending as well as public finance, healthcare finance, small business lending and single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.
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
Due to our increasing emphasis on CRE, public finance, healthcare finance and small business lending, a substantial amount of the loans in our commercial loan portfolios and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our commercial loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

A sustained decline in the residential mortgage loan market could reduce loan origination activity or increase delinquencies, defaults and foreclosures, which could adversely affect our financial results.
Historically, our mortgage loan business has provided a significant portion of our noninterest income and our ability to maintain or grow that revenue is dependent upon our ability to originate loans and sell them in the secondary market. Revenue from mortgage banking activities was $11.5 million for the twelve months ended December 31, 2019 and $5.7 million for the twelve months ended December 31, 2018. Mortgage loan originations are sensitive to changes in economic conditions, including decreased economic activity, a slowdown in the housing market, and higher market interest rates, and has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and market-wide losses. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the mortgage loan origination business is affected by changes in real property values. A reduction in real property values could also negatively affect our ability to originate mortgage loans because the value of the real properties underlying the loans is a primary source of repayment in the event of foreclosure. The national market for residential mortgage loan refinancing increased in 2019; however, any future declines could adversely impact our business. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to originate and sell mortgage loans, and the price received on the sale of such loans, which could have a material adverse effect on our business, financial condition and results of operations.
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
Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and digital technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our customers may use smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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
In 2013, the FDIC and the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank by implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios, which became effective for the Company and the Bank in 2015, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The current minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased-in in January 2016 at 0.625% of risk-weighted assets and increased by an additional 0.625% each year until fully implemented at 2.5% in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be used for such actions.
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
We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the Nasdaq Global Select Market. Compliance with these requirements means we incur significant legal, accounting and other expenses. Compliance also requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.
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
General market fluctuations, industry factors and general economic, political and social conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, natural disasters or disease pandemics could also cause our stock price to decrease regardless of operating results.
Federal banking laws limit the acquisition and ownership of our common stock.
Because we are a bank holding company, any purchaser of certain specified amounts of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the BHCA, as amended, and the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock and will be required to file a notice with and not be disapproved by the Federal Reserve to acquired 25% or more of our common stock.
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

Our securities are not insured or guaranteed by the FDIC and as such are subject to loss of entire investment.
Neither shares of our common stock nor indebtedness of our Company are savings accounts, deposits or other obligations of the Bank or any of our nonbank subsidiaries and neither is insured or guaranteed by the FDIC or any other government agency or public or private insurer. An investment in our securities is subject to investment risk and an investor must be capable of affording the loss of the entire investment.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

The Company owns an office building at 11201 USA Parkway, Fishers, Indiana 46037 with approximately 52,000 square feet of office space and related real estate located in Fishers, Indiana. This building houses the principal executive offices of the Company and the Bank.

The Bank is currently leasing all of the office space at the Fishers property. The lease is currently scheduled to expire on March 31, 2022 and provides for monthly rent in the amount of $18.50 per square foot.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The loan was originally scheduled to mature in March 2014 and had been extended annually through March 2020. In February 2020, the Company entered into an amendment that, among other things, extended its maturity to April 1, 2022. The principal balance of the loan is $3.0 million as of December 31, 2019 and its payment terms are interest only through April 1, 2022. The amounts borrowed under the loan bear interest at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum. The loan agreement contains customary warranties and representations, affirmative covenants and events of default. The loan is secured by a first priority mortgage and lien on the property and requires that the Company, at all times, maintain collateral securing the loan with an “as is” market value of not less than 1.3 times the principal balance of the loan.
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

As of March 6, 2020, the Company had 9,754,964 shares of common stock issued and outstanding, and there were 113 holders of record of common stock.

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2019 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

Issuer Purchases of Equity Securities

On December 18, 2018 the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was scheduled to expire on December 31, 2019. Under this program, the Company repurchased 482,970 shares of common stock through September 30, 2019, at an average price of $20.70, for a total repurchase amount of $10.0 million, thus repurchasing the maximum amount of stock authorized by the Company's Board of Directors under this program.

Stock Performance Graph

The following graph compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the SNL Small Cap U.S. Bank Index. The SNL Small Cap U.S. Bank Index is comprised of publicly traded banking institutions with market capitalizations between $250 million and $1 billion and total assets in a range comparable to the Company.

The following table assumes $100 was invested on December 31, 2014 in First Internet Bancorp, the Nasdaq Composite Index and the SNL Small Cap U.S. Bank Index, and assumes that dividends are reinvested.

	December 31,
	2014	2015	2016	2017	2018	2019
First Internet Bancorp	$100.00	$173.06	$194.87	$234.08	$126.47	$148.38
Nasdaq Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Small Cap U.S. Bank Index	100.00	109.52	155.27	162.85	145.94	176.97

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

(dollars in thousands, except per share data)	At Or For The Twelve Months Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$4,100,083	$3,541,692	$2,767,687	$1,854,335	$1,269,870
Cash and cash equivalents	327,361	188,712	47,981	39,452	25,152
Loans	2,963,547	2,716,228	2,091,193	1,250,789	953,859
Loans held-for-sale	56,097	18,328	51,407	27,101	36,518
Total securities	602,730	504,095	492,484	473,371	213,698
Deposits	3,153,963	2,671,351	2,084,941	1,462,867	956,054
Tangible common equity [1]	300,226	284,048	219,440	149,255	99,643
Total shareholders’ equity	304,913	288,735	224,127	153,942	104,330

Income Statement Data:
Interest income	$147,414	$115,467	$84,697	$58,899	$41,447
Interest expense	84,447	53,200	30,715	19,210	10,694
Net interest income	62,967	62,267	53,982	39,689	30,753
Provision for loan losses	5,966	3,892	4,872	4,330	1,946
Net interest income after provision for loan losses	57,001	58,375	49,110	35,359	28,807
Noninterest income	16,789	8,760	10,541	14,077	10,141
Noninterest expense	46,634	43,183	36,723	31,451	25,283
Income before income taxes	27,156	23,952	22,928	17,985	13,665
Income tax provision	1,917	2,052	7,702	5,911	4,736
Net income	$25,239	$21,900	$15,226	$12,074	$8,929

Per Share Data:
Net income
Basic	$2.51	$2.31	$2.14	$2.32	$1.97
Diluted	$2.51	$2.30	$2.13	$2.30	$1.96
Book value per common share	$31.30	$28.39	$26.65	$23.76	$23.28
Tangible book value per common share [1]	$30.82	$27.93	$26.09	$23.04	$22.24
Weighted average common shares outstanding
Basic	10,041,581	9,490,506	7,118,628	5,211,209	4,528,528
Diluted	10,044,483	9,508,653	7,149,302	5,239,082	4,554,219
Common shares outstanding at end of period	9,741,800	10,170,778	8,411,077	6,478,050	4,481,347
Dividends declared per share	$0.24	$0.24	$0.24	$0.24	$0.24
Dividend payout ratio [2]	9.56%	10.43%	11.27%	10.43%	12.24%
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Dividends per share divided by diluted earnings per share.

	At Or For The Twelve Months Ended December 31,
	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	0.65%	0.72%	0.66%	0.74%	0.81%
Return on average shareholders’ equity	8.52%	8.44%	8.54%	9.74%	8.89%
Return on average tangible common equity [1]	8.65%	8.60%	8.77%	10.12%	9.33%
Net interest margin [2]	1.65%	2.09%	2.39%	2.49%	2.85%
Net interest margin FTE [1,3]	1.82%	2.25%	2.57%	2.53%	2.87%
Noninterest expense to average assets	1.20%	1.41%	1.59%	1.93%	2.28%

Asset Quality Ratios:
Nonperforming loans to total loans	0.23%	0.03%	0.04%	0.09%	0.02%
Nonperforming assets to total assets	0.22%	0.10%	0.21%	0.31%	0.37%
Nonperforming assets (including performing troubled debt restructurings) to total assets	0.23%	0.11%	0.23%	0.35%	0.46%
Allowance for loan losses to total loans	0.74%	0.66%	0.72%	0.88%	0.88%
Net charge-offs (recoveries) to average loans	0.07%	0.04%	0.05%	0.15%	(0.07)%
Allowance for loan losses to nonperforming loans	324.4%	2,013.1%	1,784.3%	1,013.9%	5,000.6%

Capital Ratios:
Total shareholders' equity to assets	7.44%	8.15%	8.10%	8.30%	8.22%
Tangible common equity to tangible assets [1]	7.33%	8.03%	7.94%	8.07%	7.88%
Tier 1 leverage ratio [4]	7.64%	9.00%	8.45%	8.65%	8.28%
Common equity tier 1 capital ratio [4,5]	10.84%	12.39%	11.43%	11.54%	10.11%
Tier 1 capital ratio [4]	10.84%	12.39%	11.43%	11.54%	10.11%
Total risk-based capital ratio [4]	13.99%	14.53%	14.07%	15.01%	12.25%

Other Data:
Full-time equivalent employees	229	201	206	192	152
Number of banking and loan production offices	2	2	2	2	3
___________________________________

[1]	Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

[2]	Net interest margin is net interest income divided by average earning assets.

[3]
On an FTE basis assuming a 21% tax rate in 2019 and 2018 and a 35% tax rate in 2017, 2016 and 2015. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes. This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis as these measures provide useful information to make peer comparisons.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers and depositors located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquisition or refinancing owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western and Southwestern regions of the United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

In 2018, we identified small business as an area for potential growth in loans, revenue and deposits. We believe that we can differentiate ourselves from larger financial institutions through providing a full suite of services to emerging small businesses and entrepreneurs. We have begun adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs, including loans originated under the Small Business Administration (“SBA”) guidelines. To accelerate our efforts in this area, on November 1, 2019, we acquired a loan portfolio, a servicing portfolio and a team of experienced small business lending servicing professionals from First Colorado National Bank. As of December 31, 2019, the principal balance of loans acquired was approximately $32.9 million and was comprised primarily of SBA 7(a) loans while the principal balance of the servicing portfolio acquired was approximately $104.0 million and consisted of guaranteed SBA 7(a) loans sold in the secondary market. We expect to continue adding personnel to build out a nationwide small business platform.

Results of Operations

Refer to Item 6 of this report for a summary of the Company's financial performance for the five most recent years.

During the twelve months ended December 31, 2019, net income was $25.2 million, or $2.51 per diluted share, compared to net income of $21.9 million, or $2.30 per diluted share, for the twelve months ended December 31, 2018 and net income of $15.2 million, or $2.13 per diluted share, for the twelve months ended December 31, 2017.

The $3.3 million increase in net income for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 was due primarily to an $8.0 million increase in noninterest income, a $0.7 million increase in net interest income and a $0.1 million decrease in income tax expense, but was partially offset by a $3.5 million increase in noninterest expense and a $2.1 million increase in provision for loan losses.

The increase in net income of $6.7 million for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017 was due primarily to an $8.3 million increase in net interest income, a $5.7 million decrease in income tax expense and a $1.0 million decrease in provision for loan losses, but was partially offset by a $6.5 million increase in noninterest expense and a $1.8 million decrease in noninterest income.

During the twelve months ended December 31, 2019, return on average assets was 0.65%, compared to 0.72% for the twelve months ended December 31, 2018 and 0.66% for the twelve months ended December 31, 2017. During the twelve months ended December 31, 2019, return on average shareholders’ equity was 8.52%, compared to 8.44% for the twelve months ended December 31, 2018 and 8.54% for the twelve months ended December 31, 2017.

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

	Twelve Months Ended
	December 31, 2019			December 31, 2018			December 31, 2017
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,894,174	$122,228	4.22%	$2,382,504	$99,082	4.16%	$1,682,249	$70,465	4.19%
Securities - taxable	462,704	13,807	2.98%	391,958	10,630	2.71%	400,449	10,036	2.51%
Securities - non-taxable	97,613	2,595	2.66%	94,072	2,810	2.99%	95,694	2,786	2.91%
Other earning assets	355,412	8,784	2.47%	116,074	2,945	2.54%	79,461	1,410	1.77%
Total interest-earning assets	3,809,903	147,414	3.87%	2,984,608	115,467	3.87%	2,257,853	84,697	3.75%

Allowance for loan losses	(19,891)			(16,097)			(12,964)
Noninterest earning-assets	100,696			86,713			68,580
Total assets	$3,890,708			$3,055,224			$2,313,469

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$118,874	$882	0.74%	$90,229	$583	0.65%	$89,081	$488	0.55%
Savings accounts	35,751	398	1.11%	51,333	585	1.14%	39,393	342	0.87%
Money market accounts	637,360	12,661	1.99%	544,802	8,803	1.62%	415,910	4,227	1.02%
Certificates and brokered deposits	2,146,637	55,372	2.58%	1,585,673	32,513	2.05%	1,169,219	18,918	1.62%
Total interest-bearing deposits	2,938,622	69,313	2.36%	2,272,037	42,484	1.87%	1,713,603	23,975	1.40%
Other borrowed funds	564,757	15,134	2.68%	468,411	10,716	2.29%	376,470	6,740	1.79%
Total interest-bearing liabilities	3,503,379	84,447	2.41%	2,740,448	53,200	1.94%	2,090,073	30,715	1.47%
Noninterest-bearing deposits	44,682			45,562			35,043
Other noninterest-bearing liabilities	46,265			9,798			10,141
Total liabilities	3,594,326			2,795,808			2,135,257

Shareholders' equity	296,382			259,416			178,212
Total liabilities and shareholders' equity	$3,890,708			$3,055,224			$2,313,469

Net interest income		$62,967			$62,267			$53,982

Interest rate spread[1]			1.46%			1.93%			2.28%
Net interest margin[2]			1.65%			2.09%			2.39%
Net interest margin - FTE[3]			1.82%			2.25%			2.57%

1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets
3 On a fully-taxable equivalent ("FTE") basis assuming a 21% tax rate in 2019 and 2018 and a 35% tax rate in 2017. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2019 vs. December 31, 2018 Due to Changes in			Twelve Months Ended December 31, 2018 vs. December 31, 2017 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$21,689	$1,457	$23,146	$29,126	$(509)	$28,617
Securities – taxable	2,047	1,130	3,177	(212)	806	594
Securities – non-taxable	103	(318)	(215)	(49)	73	24
Other earning assets	5,922	(83)	5,839	789	746	1,535
Total	29,761	2,186	31,947	29,654	1,116	30,770

Interest expense
Interest-bearing deposits	14,172	12,657	26,829	9,117	9,392	18,509
Other borrowed funds	2,417	2,001	4,418	1,855	2,121	3,976
Total	16,589	14,658	31,247	10,972	11,513	22,485

Increase (decrease) in net interest income	$13,172	$(12,472)	$700	$18,682	$(10,397)	$8,285

2019 v. 2018

Net interest income for the twelve months ended December 31, 2019 was $63.0 million, an increase of $0.7 million, or 1.1%, compared to $62.3 million for the twelve months ended December 31, 2018. The increase in net interest income was the result of a $31.9 million, or 27.7%, increase in total interest income to $147.4 million for the twelve months ended December 31, 2019 compared to $115.5 million for the twelve months ended December 31, 2018. The increase in total interest income was partially offset by a $31.2 million, or 58.7%, increase in total interest expense to $84.4 million for the twelve months ended December 31, 2019 compared to $53.2 million for the twelve months ended December 31, 2018.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $511.7 million, or 21.5%, in the average balance of loans, including loans held-for-sale, and a 6 bp increase in the yield earned on loans for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018. The increase in the average balance of loans was driven largely by higher average balances in the public finance, healthcare finance and single tenant lease financing portfolios. Further, the average balance of other earning assets increased $239.3 million during 2019 compared to 2018, primarily due to the Company carrying higher cash balances, which resulted in increased income from other earning assets. Finally, the average balance of the securities portfolio increased $74.3 million, or 15.3%, and the yield earned on the securities portfolio increased 16 bps, both of which contributed to increased interest income on the portfolio during 2019 compared to 2018.
The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $666.6 million, or 29.3%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018, and an increase of 49 bps in the cost of funds related to these deposits. The increase in the average balance of interest-bearing deposits was due primarily to higher average balances in brokered deposits, certificates of deposit and money market accounts. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $96.3 million, or 20.6%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 and an increase of 39 bps in the cost of other borrowed funds.

Net interest margin was 1.65% for the twelve months ended December 31, 2019 compared to 2.09% for the twelve months ended December 31, 2018. The decrease in net interest margin was due primarily to a 47 bp increase in the cost of interest-bearing liabilities. An increase in market interest rates and an increase in deposit competition during the second half of 2018 drove deposit rates higher and contributed to increased costs associated with certificates of deposits and money market account in 2019 compared to 2018. Further, during mid-to-late 2018, the Company initiated a liability hedging strategy using pay fixed/receive variable interest rate swaps intended to extend the duration of brokered variable rate money market deposits to increase asset sensitivity, reduce long-term interest rate risk and reduce volatility in total shareholders’ equity due to the impact of changes in interest rates on other comprehensive income (loss). This long-term funding strategy also contributed to the increase in cost of deposit funding during 2019. The cost of funds related to other borrowed funds increased as we used longer-term Federal Home Loan Bank advances in 2019 and 2018 to extend the duration of liabilities and reduce long-term interest rate risk. Additionally, the cost of other borrowed funds was impacted by the issuance of $37.0 million of 6.0% fixed-to-floating rate subordinated notes in June 2019.
2018 v. 2017

Net interest income for the twelve months ended December 31, 2018 was $62.3 million, an increase of $8.3 million, or 15.3%, compared to $54.0 million for the twelve months ended December 31, 2017. The increase in net interest income was the result of a $30.8 million, or 36.3%, increase in total interest income to $115.5 million for the twelve months ended December 31, 2018 compared to $84.7 million for the twelve months ended December 31, 2017. The increase in total interest income was partially offset by an $22.5 million, or 73.2%, increase in total interest expense to $53.2 million for the twelve months ended December 31, 2018 compared to $30.7 million for the twelve months ended December 31, 2017.

The increase in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of $700.3 million, or 41.6%, in the average balance of loans, including loans held-for-sale, as well as an increase in interest earned on securities resulting from a decrease of $10.1 million, or 2.0%, in the average balance of securities for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017. The increase in total interest income was also due to a 19 bp increase in the yield earned on the securities portfolio, partially offset by a decline of 3 bps in the yield earned on loans, including loans held-for-sale.

The increase in total interest expense was driven primarily by an increase in interest expense related to interest-bearing deposits as a result of a $558.4 million, or 32.6%, increase in the average balance of interest-bearing deposits for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, and an increase of 47 bps in the cost of funds related to these deposits. Interest expense related to other borrowed funds also contributed to the increase in total interest expense, due to a $91.9 million, or 24.4%, increase in the average balance of other borrowed funds for the twelve months ended December 31, 2018 compared to the twelve months ended December 31, 2017, partially offset by an increase of 50 bps in the cost of other borrowed funds.

Net interest margin was 2.09% for the twelve months ended December 31, 2018 compared to 2.39% for the twelve months ended December 31, 2017. The decrease in net interest margin was primarily due to a 47 bp increase in the cost of interest-bearing liabilities, partially offset by a 12 bp increase in the yield on total interest-earning assets. The increase in the cost of total interest-bearing liabilities was due primarily to an increase in average certificates of deposits, money market balances and an increase in the related costs of those deposits. The increase in the cost of these deposits was due primarily to the rise of short-term interest rates throughout 2018. The increase in the yield on interest-earning assets was due primarily to increases in the yields earned on securities and other earning assets, partially offset by a decrease in the yield earned on loans. The decrease in the yield earned on loans was due primarily to continued strong growth in the public finance portfolio which typically has lower tax-exempt interest rates, partially offset by higher yields in other commercial loan categories and residential mortgage loans resulting from higher market interest rates.

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Service charges and fees	$885	$934	$888	$818	$764
Loan servicing revenue	166	—	—	—	—
Mortgage banking activities	11,541	5,718	7,836	12,398	9,000
Gain on sale of loans	2,074	503	395	—	—
Loss on sale of securities	(458)	—	(8)	—	—
Other	2,581	1,605	1,430	861	377
Total noninterest income	$16,789	$8,760	$10,541	$14,077	$10,141

2019 v. 2018

During the twelve months ended December 31, 2019, noninterest income totaled $16.8 million, representing an increase of $8.0 million, or 91.7%, compared to $8.8 million for the twelve months ended December 31, 2018. The increase in noninterest income was driven primarily by an increase of $5.8 million, or 101.8%, in revenue from mortgage banking activities, as well as a $1.6 million increase in gain on sale of loans, a $1.0 million increase in other noninterest income and a $0.2 million increase in loan servicing revenue, partially offset by a $0.5 million loss on sale of securities. The increase in mortgage banking revenue was due mainly to an increase in refinancing activity, as mortgage interest rates declined significantly during the year. The increase in gain on sale of loans was due to a higher volume of sales of single tenant lease financing loans and public finance loans, as well as our first sales of SBA 7(a) guaranteed loans. The increase in other noninterest income was mainly the result of the $0.5 million gain on the sale of the Company's Visa Class B shares and $0.4 million of income associated with the Company's temporary ownership of the land described in Note 5 - Premises and Equipment. The $0.5 million loss on sale of securities during the twelve months ended December 31, 2019 resulted from the Company selling lower-yielding agency mortgage-backed and U.S. Government Agency securities with a book value of $30.6 million. The Company did not sell any securities during the twelve months ended December 31, 2018. The Company also began earning loan servicing revenue from the acquired small business lending portfolio, recognizing $0.2 million in the fourth quarter 2019.

2018 v. 2017

During the twelve months ended December 31, 2018, noninterest income totaled $8.8 million, representing a decrease of $1.8 million, or 16.9%, compared to $10.5 million for the twelve months ended December 31, 2017. The decrease in noninterest income was primarily driven by a decrease of $2.1 million, or 27.0%, in mortgage banking activities, partially offset by gains on sale of loans and other noninterest income. The decrease in revenue from mortgage banking activities was due primarily to decreases in mortgage held-for-sale origination and sales volumes, due to a decline in mortgage refinance activity, and a decrease in gain on sale margins.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Salaries and employee benefits	$27,014	$23,174	$21,164	$17,387	$14,271
Marketing, advertising and promotion	1,800	2,468	2,393	1,823	1,756
Consulting and professional services	3,669	3,055	3,091	3,143	2,374
Data processing	1,338	1,233	971	1,127	1,016
Loan expenses	1,142	942	1,027	891	631
Premises and equipment	6,059	4,996	4,183	3,699	2,768
Deposit insurance premium	1,903	1,956	1,410	1,159	643
Write-down of other real estate owned	—	2,423	—	—	—
Other	3,709	2,936	2,484	2,222	1,824
Total noninterest expense	$46,634	$43,183	$36,723	$31,451	$25,283

2019 v. 2018

Noninterest expense for the twelve months ended December 31, 2019 was $46.6 million, compared to $43.2 million for the twelve months ended December 31, 2018. The increase of $3.5 million, or 8.0%, compared to the twelve months ended December 31, 2018 was due primarily to a $3.8 million increase in salaries and employee benefits, a $1.1 million increase in premises and equipment expenses, a $0.8 million increase in other expenses and a $0.6 million increase in consulting and professional services, partially offset by decreases of $2.4 million in write-down of other real estate owned ("OREO") and $0.7 million in marketing, advertising and promotion expense. The increase in salaries and employee benefits was primarily the result of an increase in incentive compensation associated with increased mortgage production and personnel growth. Recent hires in the Company's commercial lending verticals and support areas were generally in higher skilled positions, which contributed to the increase in salaries and benefits expense. Additionally, we had an increase in personnel due to our expansion in the small business lending area. The increase in premises and equipment was due primarily to higher software expenses. The increase in other expense was due primarily to higher OREO operating expense. The increase in consulting and professional services was due primarily to higher recruiting fees and third party loan review fees. The write-down of OREO in 2018 was due to the revaluation of one commercial property, as discussed earlier in the Results of Operations. The decrease in marketing, advertising and promotion expenses was driven by digital marketing initiatives and higher mortgage lead generation costs that occurred in 2018.

2018 v. 2017

Noninterest expense for the twelve months ended December 31, 2018 was $43.2 million, compared to $36.7 million for the twelve months ended December 31, 2017. The increase of $6.5 million, or 17.6%, compared to the twelve months ended December 31, 2017 was primarily due to a $2.4 million write-down of other real estate owned, as well as increases of $2.0 million in salaries and employee benefits, $0.8 million in premises and equipment expenses and $0.5 million in deposit insurance premium expenses. The write-down of other real estate owned was due to the revaluation of one commercial property, consisting of two buildings, driven by deteriorating conditions in the market where the properties are located and the commencement of a marketing strategy to move the property off the Company's balance sheet. The increase in salaries and employee benefits was due primarily to changes in employee mix. Although the number of full-time employees decreased from 2017, recent hires in the Company's commercial lending verticals and support areas were generally in higher skill positions and led to an increase in employee salary and equity compensation expense. Additionally, the Company experienced an increase in benefits expense, primarily related to higher medical, prescription drug and dental insurance claims. These increases were partially offset by a decrease in bonus expense primarily related to a reduction in senior management incentive compensation due to 2018 financial performance being below the targets established under the Company's Annual Bonus Plan for 2018. The increase in premises and equipment was primarily due to technology-related expenses and the increase in deposit insurance premium was due primarily to the Company's year-over-year asset growth, which impacts the formula used by the FDIC to calculate deposit insurance.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Statutory rate times pre-tax income	$5,703	$5,030	$8,025	$6,115	$4,646
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,881)	(3,833)	(2,512)	(635)	(132)
State income taxes, net of federal tax effect	1,285	1,164	693	567	154
Bank-owned life insurance	(198)	(200)	(318)	(159)	(137)
Net deferred tax asset revaluation	—	—	1,846	—	—
Tax credits	(181)	(180)	—	—	—
Other differences	189	71	(32)	23	205
Income tax expense	$1,917	$2,052	$7,702	$5,911	$4,736

2019 v. 2018

The Company recognized income tax expense of $1.9 million in 2019, resulting in an effective tax rate of 7.1%, compared to $2.1 million and an effective tax rate of 8.6% in 2018. The Company's federal statutory tax rate was 21% in 2019 and 2018. In both 2019 and 2018, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income.

2018 v. 2017

The Company recognized income tax expense of $2.1 million in 2018, resulting in an effective tax rate of 8.6%, compared to $7.7 million and an effective tax rate of 33.6% in 2017. The Company's federal statutory tax rate was 21% in 2018 and 35% in 2017. In 2018, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. In 2017, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes and the net deferred tax asset revaluation as a result of the Tax Act as discussed further in the paragraph below. Excluding the impact of the net deferred tax asset revaluation, income tax expense in 2017 was $5.9 million and the effective tax rate was 25.5%. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations.

On December 22, 2017, the Tax Act was signed into law, significantly reforming the Internal Revenue Code. The Tax Act, among other things, reduced the federal corporate tax rate from 35% to 21%. The reduction of the corporate tax rate resulted in a $1.8 million reduction to our net deferred tax asset in 2017.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
Total assets	$4,100,083	$3,541,692	$2,767,687	$1,854,335	$1,269,870
Loans	2,963,547	2,716,228	2,091,193	1,250,789	953,859
Total securities	602,730	504,095	492,484	473,371	213,698
Loans held-for-sale	56,097	18,328	51,407	27,101	36,518
Noninterest-bearing deposits	57,115	43,301	44,686	31,166	23,700
Interest-bearing deposits	3,096,848	2,628,050	2,040,255	1,431,701	932,354
Total deposits	3,153,963	2,671,351	2,084,941	1,462,867	956,054
Advances from Federal Home Loan Bank	514,910	525,153	410,176	189,981	190,957
Total shareholders' equity	304,913	288,735	224,127	153,942	104,330

Total assets increased $558.4 million, or 15.8%, to $4.1 billion as of December 31, 2019 as compared to $3.5 billion as of December 31, 2018. Balance sheet expansion during 2019 was funded by deposit growth of $482.6 million, or 18.1%. The deposit growth was deployed to fund total loan growth of $247.3 million, or 9.1%, and total securities growth of $98.6 million, or 19.6%. Additionally, cash balances increased $138.6 million, or 73.5%, as we carried a higher level of liquidity during 2019.

We used loan sales and other balance sheet management strategies throughout 2019 to manage overall balance sheet and loan portfolio growth and capital utilization, as well as to help improve profitability and net interest margin. As part of these activities, we sold $291.2 million of portfolio residential mortgage, single tenant lease financing and public finance loans during 2019.

Loan Portfolio Analysis

The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2019		2018		2017		2016		2015
Commercial loans
Commercial and industrial	$96,420	3.3%	$107,405	4.0%	$121,966	5.8%	$101,326	8.1%	$100,299	10.5%
Owner-occupied commercial real estate	73,392	2.5%	77,569	2.9%	71,872	3.4%	55,637	4.4%	44,462	4.7%
Investor commercial real estate	12,567	0.4%	5,391	0.2%	7,273	0.4%	13,181	1.0%	16,184	1.7%
Construction	60,274	2.0%	39,916	1.5%	49,213	2.4%	53,291	4.3%	45,898	4.8%
Single tenant lease financing	995,879	33.6%	919,440	33.8%	803,299	38.5%	606,568	48.5%	374,344	39.2%
Public finance	687,094	23.2%	706,342	26.0%	438,341	21.0%	—	0.0%	—	0.0%
Healthcare finance	300,612	10.1%	117,007	4.4%	31,573	1.5%	—	0.0%	—	0.0%
Small business lending	60,279	2.1%	17,370	0.5%	4,870	0.2%	3,142	0.3%	1,701	0.2%
Total commercial loans	2,286,517	77.2%	1,990,440	73.3%	1,528,407	73.2%	833,145	66.6%	582,888	61.1%
Consumer loans
Residential mortgage	313,849	10.6%	399,898	14.7%	299,935	14.3%	205,554	16.4%	214,559	22.5%
Home equity	24,306	0.8%	28,735	1.1%	30,554	1.5%	35,036	2.8%	43,279	4.5%
Other consumer	295,309	10.0%	279,771	10.3%	227,533	10.8%	173,449	13.9%	108,312	11.4%
Total consumer loans	633,464	21.4%	708,404	26.1%	558,022	26.6%	414,039	33.1%	366,150	38.4%
Total commercial and consumer loans	2,919,981	98.6%	2,698,844	99.4%	2,086,429	99.8%	1,247,184	99.7%	949,038	99.5%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	43,566	1.4%	17,384	0.6%	4,764	0.2%	3,605	0.3%	4,821	0.5%
Total loans	2,963,547	100.0%	2,716,228	100.0%	2,091,193	100.0%	1,250,789	100.0%	953,859	100.0%
Allowance for loan losses	(21,840)		(17,896)		(14,970)		(10,981)		(8,351)
Net loans	$2,941,707		$2,698,332		$2,076,223		$1,239,808		$945,508

1 Includes carrying value adjustments of $21.4 million, $5.0 million, $0.3 million, $0.0 million, $0.0 million and million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively, related to interest rate swaps associated with public finance loans.

The Company continued to experience strong loan growth as total loans rose to $3.0 billion as of December 31, 2019, an increase of $247.3 million, or 9.1%, compared to December 31, 2018. Growth in commercial loan balances of $296.1 million was partially offset by a decline of $74.9 million in consumer loan balances. The growth in commercial loan balances was driven primarily by growth of $183.6 million in healthcare finance, $76.4 million in single tenant lease financing and $42.9 million in small business lending balances. Continued loan growth in healthcare finance driven by our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender, drove the increase in this category. Strong single tenant lease financing originations resulted in an increase in 2019, but the increase was partially offset by sales throughout the year. The increase in small business lending balances is due mostly to the acquisition of a loan portfolio from First Colorado National Bank, which consisted primarily of SBA 7(a) loans and had a principal balance of $32.9 million at December 31, 2019. The decrease in consumer loan balances was due primarily to an $86.0 million decrease in residential mortgage loan balances, driven by the sale of $100.5 million of portfolio mortgage loans in 2019, partially offset by originations in other consumer loans, including loans to finance purchases of recreational vehicles and trailers.
The Company completed sales of single tenant lease financing loans, public finance loans and portfolio residential mortgage loans, totaling $291.2 million in the aggregate in 2019, resulting in a gain of $2.1 million in 2019. The Company completed sales of single tenant lease financing loans, totaling $41.1 million in the aggregate in 2018, resulting in a gain of $0.5 million.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment schedules) of the outstanding loans in our portfolio as of December 31, 2019.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$30,002	$23,149	$7,784	$35,485	$96,420
Owner-occupied commercial real estate	7,053	16,267	15,710	34,362	73,392
Investor commercial real estate	1,477	2,483	5,969	2,638	12,567
Construction	17,815	28,855	5,723	7,881	60,274
Single tenant lease financing	35,735	132,729	127,282	700,133	995,879
Public finance	12,515	10,457	251	663,871	687,094
Healthcare finance	494	30	324	299,764	300,612
Small business lending	615	1,307	3,106	55,251	60,279
Total commercial loans	105,706	215,277	166,149	1,799,385	2,286,517
Consumer loans
Residential mortgage	7,740	46,565	114,111	145,433	313,849
Home equity	86	2,446	4,342	17,432	24,306
Other consumer	1,640	9,231	14,767	269,671	295,309
Total consumer loans	9,466	58,242	133,220	432,536	633,464
Total commercial and consumer loans	$115,172	$273,519	$299,369	$2,231,921	$2,919,981
The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2019. Beginning in 2017, the Company began hedging certain long-term fixed rate loans with interest rate swaps. Refer to Note 18 to the Company's consolidated financial statements for further information on derivative financial instruments. The following table does not include the effect of interest rate swaps on fixed-rate loans that have been hedged.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Predetermined rates	$61,110	$213,662	$221,088	$2,016,268	$2,512,128
Adjustable rate	54,062	59,857	78,281	215,653	407,853
Total commercial and consumer loans	$115,172	$273,519	$299,369	$2,231,921	$2,919,981

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2019 was $54.5 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial loans:
Commercial and industrial	226	195	—	—	—
Owner-occupied commercial real estate	464	325	—	—	—
Single tenant lease financing	4,680	—	—	—	—
Total commercial loans	5,370	520	—	—	—
Consumer loans:
Residential mortgage	761	175	724	1,024	103
Home equity	—	55	83	—	—
Other consumer	33	42	32	59	64
Total consumer loans	794	272	839	1,083	167
Total nonaccrual loans	6,164	792	839	1,083	167

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	416	97	—	—	—
Total consumer loans	416	97	—	—	—
Total past due 90 days and accruing loans	416	97	—	—	—

Total nonperforming loans	6,580	889	839	1,083	167

Other real estate owned
Investor commercial real estate	2,065	2,066	4,488	4,488	4,488
Residential mortgage	—	553	553	45	—
Total other real estate owned	2,065	2,619	5,041	4,533	4,488

Other nonperforming assets	75	—	12	85	85

Total nonperforming assets	$8,720	$3,508	$5,892	$5,701	$4,740

Total nonperforming loans to total loans	0.23%	0.03%	0.04%	0.09%	0.02%
Total nonperforming assets to total assets	0.22%	0.10%	0.21%	0.31%	0.37%

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

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets can also include investments that were classified as other-than-temporarily impaired; however, we did not own any investments classified as such during the five-year period ended December 31, 2019.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Troubled debt restructurings – nonaccrual	$94	$—	$—	$—	$—
Troubled debt restructurings – performing	427	410	473	757	1,115
Total troubled debt restructurings	$521	$410	$473	$757	$1,115

Total nonperforming assets increased $5.4 million, or 152.9%, from December 31, 2018. The increase in total nonperforming assets was due primarily to a $4.7 million single tenant lease financing loan relationship being placed on nonaccrual during 2019 and an increase of $0.6 million in nonaccrual residential mortgage loans. Total nonperforming loans increased $5.8 million compared to December 31, 2018 due primarily to the loans mentioned above, as well as an increase of $0.3 million in accruing loans that are more than 90 days past due. The ratio of nonperforming loans to total loans increased to 0.23% as of December 31, 2019 compared to 0.03% as of December 31, 2018, as the rate of growth in nonperforming loans outpaced the growth in total loan balances. The ratio of nonperforming assets to total assets increased to 0.22% as of December 31, 2019 compared to 0.10% as of December 31, 2018, as the rate of growth in nonperforming assets outpaced the growth in total assets.

As of December 31, 2019 and December 31, 2018, the Company had one commercial property in OREO with a carrying value of $2.1 million. This balance consists of a property with two buildings which are residential units adjacent to a university campus. At December 31, 2018, the Company had one residential property in other real estate owned with a carrying value of $0.6 million. This property was sold in 2019.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$17,896	$14,970	$10,981	$8,351	$5,800
Provision charged to expense	5,966	3,892	4,872	4,330	1,946
Losses charged off
Commercial and industrial	(921)	(92)	(271)	(1,582)	—
Residential mortgage	(76)	(9)	(116)	(134)	(185)
Home equity	(68)	—	—	(33)	—
Other consumer	(1,292)	(1,176)	(895)	(440)	(451)
Total losses charged off	(2,357)	(1,277)	(1,282)	(2,189)	(636)
Recoveries
Commercial and industrial	29	3	69	187	—
Investor commercial real estate	—	—	—	—	500
Small business lending	5	—	—	—	—
Residential mortgage	4	5	4	30	407
Home equity	10	16	23	13	1
Other consumer	287	287	303	259	333
Total recoveries	335	311	399	489	1,241
Balance, end of period	$21,840	$17,896	$14,970	$10,981	$8,351

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

The allowance for loan losses was $21.8 million as of December 31, 2019, compared to $17.9 million as of December 31, 2018. The increase of $3.9 million, or 22.0%, was due primarily to the continued growth in loan balances, as well as $1.8 million in specific reserves, mainly associated with the $4.7 million single tenant lease financing relationship that was placed on nonaccrual during 2019.

The allowance for loan losses as a percentage of total loans was 0.74% as of December 31, 2019 compared to 0.66% as of December 31, 2018, and decreased as a percentage of nonperforming loans to 324.4% as of December 31, 2019, from to 2,013.1% as of December 31, 2018. The increase in the allowance for loan losses as a percentage of total loans was due primarily to the specific reserve related to the single tenant lease financing relationship, as well as changes in the composition of the loan portfolio, as loan categories with lower reserve factors declined as a percentage of the overall loan portfolio. The decline in the allowance for loan losses as a percentage of nonperforming loans was driven mainly by the impact of the single tenant lease financing relationship discussed above.

Investment Securities

In managing the Company’s investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The Company periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2019, the unrealized losses in the Company’s investment securities portfolio were due primarily to interest rate changes. The Company has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2019, the Company did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2019	2018	2017	2016	2015
Securities available-for-sale
U.S. Government-sponsored agencies	$77,715	$109,631	$133,424	$92,599	$38,093
Municipal securities	97,447	97,090	97,370	97,647	21,091
Agency mortgage-backed securities	264,142	242,293	215,452	238,354	113,948
Private-label mortgage-backed securities	63,704	9,199	—	—	—
Asset-backed securities	5,000	5,002	5,000	19,470	19,444
Corporate securities	38,632	36,678	27,111	20,000	20,000
Other securities	—	—	3,000	3,000	3,000
Total securities available-for-sale	546,640	499,893	481,357	471,070	215,576
Securities held-to-maturity
Municipal securities	10,142	10,157	10,164	10,171	—
Corporate securities	51,736	12,593	9,045	6,500	—
Total securities held-to-maturity	61,878	22,750	19,209	16,671	—
Total securities	$608,518	$522,643	$500,566	$487,741	$215,576

	December 31,
Approximate Fair Value	2019	2018	2017	2016	2015
Securities available-for-sale
U.S. Government-sponsored agencies	$75,872	$107,585	$133,190	$91,896	$37,750
Municipal securities	97,652	92,506	96,377	91,886	21,469
Agency mortgage-backed securities	261,440	233,734	209,720	231,641	113,052
Private-label mortgage-backed securities	63,613	9,178	—	—	—
Asset-backed securities	4,955	4,859	5,009	19,534	19,361
Corporate securities	37,320	33,483	26,047	18,811	19,087
Other securities	—	—	2,932	2,932	2,979
Total securities available-for-sale	540,852	481,345	473,275	456,700	213,698
Securities held-to-maturity
Municipal securities	10,368	9,801	9,847	9,673	—
Corporate securities	52,192	12,617	9,236	6,524	—
Total securities held-to-maturity	62,560	22,418	19,083	16,197	—
Total securities	$603,412	$503,763	$492,358	$472,897	$213,698

The approximate fair value of investment securities available-for-sale increased $59.5 million, or 12.4%, to $540.9 million as of December 31, 2019 compared to $481.3 million as of December 31, 2018. The increase was due primarily to increases of $54.4 million in private-label mortgage-backed securities, $27.7 million in agency mortgage-backed securities, $5.1 million in municipal securities and $3.8 million in corporate securities. The increase in private-label and agency mortgage-backed securities was driven by purchases as excess liquidity was deployed, partially offset by prepayment activity and principal amortization. The increase in the approximate fair value of municipal securities was primarily caused by interest rate changes. Additional liquidity was also used to purchase corporate securities during 2019. These increases were offset by a decrease of $31.7 million in U.S. Government-sponsored agencies securities. The decrease in U.S. Government-sponsored agencies was due primarily to principal amortization and prepayments, as well as the sale of $8.5 million of lower-yielding securities. As of December 31, 2019, the Company had securities with an amortized cost basis of $61.9 million designated as held-to-maturity compared to $22.8 million as of December 31, 2018, an increase of $39.1 million, due mainly to the purchase of corporate securities described above.

Investment Maturities

The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2019.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$30	7.31%	$2,368	3.03%	$52,583	1.82%	$22,734	2.37%	$77,715	2.02%
Municipal securities	—	0.00%	7,334	2.17%	20,759	2.64%	79,496	2.71%	107,589	2.66%
Agency mortgage-backed securities	—	0.00%	1,305	2.80%	14,666	2.24%	248,171	2.65%	264,142	2.63%
Private-label mortgage-backed securities	—	0.00%	—	0.00%	—	—%	63,704	3.11%	63,704	3.11%
Asset-backed securities	—	0.00%	—	0.00%	5,000	3.76%	—	0.00%	5,000	3.70%
Corporate securities	—	0.00%	18,514	2.05%	66,854	4.20%	5,000	3.03%	90,368	3.76%
Total securities	$30	7.31%	$29,521	1.95%	$159,862	3.02%	$419,105	2.72%	$608,518	2.78%

Other Assets

Other assets were $67.1 million at December 31, 2019 compared to $37.7 million at December 31, 2018. The increase of $29.4 million, or 77.8%, was due primarily to cash collateral pledged for interest rate swaps. The Company pledged $42.3 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2019 and December 31, 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2019		2018		2017		2016		2015
Noninterest-bearing deposits	$57,115	1.8%	$43,301	1.6%	$44,686	2.1%	$31,166	2.1%	$23,700	2.5%
Interest-bearing demand deposits	129,020	4.1%	121,055	4.5%	94,674	4.5%	93,074	6.4%	84,241	8.8%
Savings accounts	29,616	0.9%	38,489	1.4%	49,939	2.4%	27,955	1.9%	22,808	2.4%
Money market accounts	786,390	24.9%	528,533	19.9%	499,501	24.0%	340,240	23.3%	341,732	35.7%
Certificates of deposits	1,613,453	51.2%	1,292,883	48.4%	1,319,488	63.3%	964,819	65.9%	470,736	49.2%
Brokered deposits	538,369	17.1%	647,090	24.2%	76,653	3.7%	5,613	0.4%	12,837	1.4%
Total	$3,153,963	100.0%	$2,671,351	100.0%	$2,084,941	100.0%	$1,462,867	100.0%	$956,054	100.0%

Total deposits increased $482.6 million, or 18.1%, to $3.2 billion as of December 31, 2019 as compared to $2.7 billion as of December 31, 2018. During 2019, certificates of deposits increased $320.6 million, or 24.8%, money market accounts increased $257.9 million, or 48.8%, noninterest-bearing deposits increased $13.8 million, or 31.9%, and interest-bearing demand deposits increased $8.0 million, or 6.6%. These increases were partially offset by declines of $108.7 million, or 16.8%, in brokered deposits and $8.9 million, or 23.1%, in savings accounts. In 2019, we placed greater emphasis on increasing small business money market account balances. The results of these efforts successfully contributed $180.7 million to the total growth in money market balances.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposit Maturities at December 31, 2019

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$4,780	$—	$—	$—	$4,780	0.3%
1.00% – 1.99%	$302,482	$334,829	$41,945	$9,216	$688,472	39.4%
2.00% – 2.99%	636,416	193,839	82,594	133,478	1,046,327	59.8%
3.00% – 3.99%	—	89	5	8,084	8,178	0.5%
Total	$943,678	$528,757	$124,544	$150,778	$1,747,757	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2019
Maturity Period:
3 months or less	$195,761
Over 3 through 6 months	203,178
Over 6 through 12 months	267,287
Over 12 months	641,021
Total	$1,307,247

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short-term advances from the Federal Home Loan Bank of Indianapolis (the "FHLB") to manage liquidity needs and longer-term advances to supplement balance sheet growth and manage interest rate risk. During 2018, the Company converted $110.0 million of short-term FHLB advances to longer term fixed-rate structures using interest rate swaps to reduce long-term interest rate risk. Refer to Note 18 to the Company's consolidated financial statements for additional information about derivative financial instruments. The following table is a summary of FHLB borrowings for the periods indicated.

	At Or For The Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	2017
Balance outstanding at end of period	$514,910	$525,153	$410,176
Average amount outstanding during period	511,093	433,211	339,823
Maximum outstanding at any month end during period	525,000	525,153	435,183

Weighted average interest rate at end of period [1]	1.98%	2.15%	1.50%
Weighted average interest rate during period [1]	2.25%	1.92%	1.24%
1 Excludes the impact of interest rate swaps.

Other Liabilities

Other liabilities were $53.0 million at December 31, 2019 compared to $21.5 million at December 31, 2018. The increase of $31.5 million, or 146.9%, was due primarily to a $27.1 million decrease in the fair value of interest rate swaps.

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

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash, investment securities and other short-duration assets is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements organic deposit growth and enhances interest rate risk management through brokered deposits and borrowings.

The Company maintains cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2019, on a consolidated basis, the Company had $868.2 million in cash and cash equivalents and investment securities available-for-sale, and $56.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2019, the Bank had the ability to borrow an additional $530.1 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2019, the Company, on an unconsolidated basis, had $38.3 million in cash generally available for its cash needs.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2019, approved outstanding loan commitments, including unused lines of credit, amounted to $254.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2019 totaled $0.9 billion.

On December 18, 2018 the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was scheduled to expire on December 31, 2019. Under this program, the Company repurchased 482,970 shares of common stock through September 30, 2019, at an average price of $20.70, for a total repurchase amount of $10.0 million, thus repurchasing the maximum amount of stock authorized by the Company's Board of Directors under this program.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The loan was originally scheduled to mature in March 2014 and had been extended annually through March 2020. In February 2020, the Company entered into an amendment that, among other things, extended its maturity to April 1, 2022. The principal balance of the loan was $3.0 million as of December 31, 2019 and its payment terms are interest only through April 1, 2022. The amounts borrowed under the loan bear interest at a variable rate equal to the then applicable prime rate (as determined by the Bank with reference to the “Prime Rate” published in The Wall Street Journal) plus 1.00% per annum.

Reconciliation of Non-GAAP Financial Measures

This annual report on Form 10-K contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, net interest income - FTE, net interest margin - FTE, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders' equity, adjusted return on average tangible common equity and adjusted effective income tax rate are used by management to measure the strength of the Company's capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. Management also believes that it is a standard practice in the banking industry to present net interest margin and net income on a fully-taxable equivalent basis as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table.

(dollars in thousands, except share and per share data)	At Or For The Twelve Months Ended December 31,
	2019	2018	2017	2016	2015
Total equity - GAAP	$304,913	$288,735	$224,127	$153,942	$104,330
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$300,226	$284,048	$219,440	$149,255	$99,643

Total assets - GAAP	$4,100,083	$3,541,692	$2,767,687	$1,854,335	$1,269,870
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,095,396	$3,537,005	$2,763,000	$1,849,648	$1,265,183

Total common shares outstanding	9,741,800	10,170,778	8,411,077	6,478,050	4,481,347

Book value per common share	$31.30	$28.39	$26.65	$23.76	$23.28
Effect of goodwill	(0.48)	(0.46)	(0.56)	(0.72)	(1.04)
Tangible book value per common share	$30.82	$27.93	$26.09	$23.04	$22.24

Total shareholders’ equity to assets ratio	7.44%	8.15%	8.10%	8.30%	8.22%
Effect of goodwill	(0.11)%	(0.12)%	(0.16)%	(0.23)%	(0.34)%
Tangible common equity to tangible assets ratio	7.33%	8.03%	7.94%	8.07%	7.88%

Total average equity - GAAP	$296,382	$259,416	$178,212	$124,023	$100,428
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$291,695	$254,729	$173,525	$119,336	$95,741

Return on average shareholders' equity	8.52%	8.44%	8.54%	9.74%	8.89%
Effect of goodwill	0.13%	0.16%	0.23%	0.38%	0.44%
Return on average tangible common equity	8.65%	8.60%	8.77%	10.12%	9.33%

Net interest income	$62,967	$62,267	$53,982	$39,689	$30,753
Adjustments:
Fully-taxable equivalent adjustments[1]	6,334	5,010	4,053	1,090	224
Net interest income - FTE	$69,301	$67,277	$58,035	$40,779	$30,977

Net interest margin	1.65%	2.09%	2.39%	2.49%	2.85%
Effect of fully-taxable equivalent adjustments[1]	0.17%	0.16%	0.18%	0.06%	0.02%
Net interest margin - FTE	1.82%	2.25%	2.57%	2.55%	2.87%
1Assuming a 21% tax rate in 2019 and 2018 and a 35% tax rate in 2017, 2016 and 2015

(dollars in thousands, except share and per share data)	At Or For The Twelve Months Ended December 31,
	2019	2018	2017	2016	2015
Income before income taxes - GAAP	$27,156	$23,952	$22,928	$17,985	$13,665
Adjustments:
Write-down of other real estate owned	—	2,423	—	—	—
Adjusted income before income taxes	$27,156	$26,375	$22,928	$17,985	$13,665

Income tax provision - GAAP	$1,917	$2,052	$7,702	$5,911	$4,736
Adjustments:
Write-down of other real estate owned	—	509	—	—	—
Net deferred tax asset revaluation			(1,846)	—	—
Adjusted income tax provision	$1,917	$2,561	$5,856	$5,911	$4,736

Net income - GAAP	$25,239	$21,900	$15,226	$12,074	$8,929
Adjustments:
Write-down of other real estate owned	—	1,914	—	—	—
Net deferred tax asset revaluation	—	—	1,846	—	—
Adjusted net income	$25,239	$23,814	$17,072	$12,074	$8,929

Diluted average common shares outstanding	10,044,483	9,508,653	7,149,302	5,239,082	4,554,219

Diluted earnings per share - GAAP	$2.51	$2.30	$2.13	$2.30	$1.96
Adjustments:
Effect of write-down of other real estate owned	—	0.20	—	—	—
Effect of net deferred tax asset revaluation	—	—	0.26	—	—
Adjusted diluted earnings per share	$2.51	$2.50	$2.39	$2.30	$1.96

Return on average assets	0.65%	0.72%	0.66%	0.74%	0.81%
Effect of write-down of other real estate owned	0.00%	0.06%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	0.00%	0.08%	0.00%	0.00%
Adjusted return on average assets	0.65%	0.78%	0.74%	0.74%	0.81%

Return on average shareholders' equity	8.52%	8.44%	8.54%	9.74%	8.89%
Effect of write-down of other real estate owned	0.00%	0.74%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	0.00%	1.04%	0.00%	0.00%
Adjusted return on average shareholders' equity	8.52%	9.18%	9.58%	9.74%	8.89%

Return on average tangible common equity	8.65%	8.60%	8.77%	10.12%	9.33%
Effect of write-down of other real estate owned	0.00%	0.75%	0.00%	0.00%	0.00%
Effect of net deferred tax asset revaluation	0.00%	0.00%	1.07%	0.00%	0.00%
Adjusted return on average tangible common equity	8.65%	9.35%	9.84%	10.12%	9.33%

Effective income tax rate	7.1%	8.6%	33.6%	32.9%	34.7%
Effect of write-down of other real estate owned	0.0%	1.1%	0.0%	0.0%	0.0%
Effect of net deferred tax asset revaluation	0.0%	0.0%	(8.1)%	0.0%	0.0%
Adjusted effective income tax rate	7.1%	9.7%	25.5%	32.9%	34.7%

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

Recent Accounting Pronouncements

Refer to Note 23 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2019 and December 31, 2018, the Company had interest rate swaps with notional amounts of $725.6 million and $734.1 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2019 and December 31, 2018, we had commitments to sell residential real estate loans of $115.0 million and $32.5 million, respectively. These contracts mature in less than one year. Refer to Note 18 to the Company's consolidated financial statements for additional information about derivative financial instruments.

Contractual Obligations

The following table presents significant fixed and determinable contractual obligations and significant commitments as of December 31, 2019. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	8	$1,171,054	$—	$—	$—	$1,171,054
Certificates of deposits and brokered certificates of deposits[1]	8	980,288	734,343	268,028	250	1,982,909
FHLB advances[1,2]	9	110,000	—	180,000	225,000	515,000
Subordinated debt[1]	10	—	—	—	72,000	72,000
Operating lease commitments	6	867	661	116	—	1,644
Total contractual obligations		$2,262,209	$735,004	$448,144	$297,250	$3,742,607
1 Amounts do not include associated interest payments.
2 Amounts do not include the effect of interest rate swaps used to convert short-term advances into long-term funding.

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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2019, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-100 Basis Points	-50 Basis Points	-25 Basis Points	+100 Basis Points
NII - next twelve months	(7.49)%	(3.14)%	(1.35)%	3.42%
NII - Year 2	5.41%	7.85%	8.57%	4.74%
EVE	(2.58)%	0.54%	0.69%	(10.36)%
The Company’s objective is to manage the balance sheet with a “risk-neutral” position. A “risk-neutral” position refers to the absence of a strong bias toward either asset or liability sensitivity.  An “asset sensitive” position refers to when the characteristics of the balance sheet are expected to generate higher net interest income when interest rates, primarily short-term rates, increase as rates earned on interest-earning assets would reprice upward more quickly or in greater quantities than rates paid on interest-bearing liabilities would reprice.  A “liability sensitive” position refers to when the characteristics of the balance sheet are expected to generate lower net interest income when short-term interest rates increase as rates paid on interest-bearing liabilities would reprice upward more quickly or in greater quantities than rates earned on interest-earning assets.

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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	66	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	50	Executive Vice President and Chief Financial Officer
Nicole S. Lorch	45	Executive Vice President and Chief Operating Officer
C. Charles Perfetti	75	Executive Vice President and Secretary

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

The disclosure in the Proxy Statement under the headings “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Shareholder proposals for 2021 Annual Meeting,” and, if applicable “Delinquent Section 16(a) Reports” is incorporated into this Item by reference.

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

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)Documents Filed as Part of this annual report on Form 10-K:

1.	See our financial statements beginning on page F-1.

(b)Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement filed on Form 10 filed November 30, 2012)
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 18, 2013 (incorporated by reference to Exhibit 3.2 to annual report on Form 10-K for the year ended December 31, 2012)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.4
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on September 30, 2016)

4.5
First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)

4.6
Second Supplemental Indenture, dated as of June 12, 2019, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed June 12, 2019

4.7	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
4.8	Form of Senior Indenture (incorporated by reference to Exhibit 4.5 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
4.9	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.6 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	Form of Restricted Stock Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed July 26, 2013)*
10.3
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan for awards on or before January 21, 2019 (incorporated by reference to Exhibit 10.2 to quarterly report on form 10-Q for the fiscal quarter ended March 31, 2017)*

10.4
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan for awards after January 21, 2019 (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2019)*

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

10.10	Third Amendment to Office Lease dated as of May 1, 2018, by and between First Internet Bancorp and First Internet Bank of Indiana

Exhibit No.	Description
10.11	Fourth Amendment to Office Lease dated as of February 1, 2020, by and between First Internet Bancorp and First Internet Bank of Indiana
10.12	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
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

10.16	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2018)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101
Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2019, filed with the SEC on March 12, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December, 2019, 2018, and 2017, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 2019, 2018, and 2017, and (iv) Notes to Consolidated Financial Statements.

 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2020.

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
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 12, 2020

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp's (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 11, 2020, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Indianapolis, Indiana
March 12, 2020

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$5,061	$7,080
Interest-bearing demand deposits	322,300	181,632
Total cash and cash equivalents	327,361	188,712
Securities available-for-sale - at fair value (amortized cost of $546,640 in 2019 and $499,893 in 2018)	540,852	481,345
Securities held-to-maturity - at amortized cost (fair value of $62,560 in 2019 and $22,418 in 2018)	61,878	22,750
Loans held-for-sale (includes $56,097 in 2019 and $18,328 in 2018 at fair value)	56,097	18,328
Loans	2,963,547	2,716,228
Allowance for loan losses	(21,840)	(17,896)
Net loans	2,941,707	2,698,332
Accrued interest receivable	18,607	16,822
Federal Home Loan Bank of Indianapolis stock	25,650	23,625
Cash surrender value of bank-owned life insurance	37,002	36,059
Premises and equipment, net	14,630	10,697
Goodwill	4,687	4,687
Servicing asset	2,481	—
Other real estate owned	2,065	2,619
Accrued income and other assets	67,066	37,716
Total assets	$4,100,083	$3,541,692

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$57,115	$43,301
Interest-bearing deposits	3,096,848	2,628,050
Total deposits	3,153,963	2,671,351
Advances from Federal Home Loan Bank	514,910	525,153
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,472 in 2019 and $1,125 in 2018	69,528	33,875
Accrued interest payable	3,767	1,108
Accrued expenses and other liabilities	53,002	21,470
Total liabilities	3,795,170	3,252,957
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,741,800 and 10,170,778 shares issued and outstanding in 2019 and 2018, respectively	219,423	227,587
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	99,681	77,689
Accumulated other comprehensive loss	(14,191)	(16,541)
Total shareholders’ equity	304,913	288,735
Total liabilities and shareholders’ equity	$4,100,083	$3,541,692

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Interest income
Loans	$122,228	$99,082	$70,465
Securities – taxable	13,807	10,630	10,036
Securities – non-taxable	2,595	2,810	2,786
Other earning assets	8,784	2,945	1,410
Total interest income	147,414	115,467	84,697
Interest expense
Deposits	69,313	42,484	23,975
Other borrowed funds	15,134	10,716	6,740
Total interest expense	84,447	53,200	30,715
Net interest income	62,967	62,267	53,982
Provision for loan losses	5,966	3,892	4,872
Net interest income after provision for loan losses	57,001	58,375	49,110
Noninterest income
Service charges and fees	885	934	888
Loan servicing revenue	166	—	—
Mortgage banking activities	11,541	5,718	7,836
Gain on sale of loans	2,074	503	395
Loss on sale of securities	(458)	—	(8)
Other	2,581	1,605	1,430
Total noninterest income	16,789	8,760	10,541
Noninterest expense
Salaries and employee benefits	27,014	23,174	21,164
Marketing, advertising and promotion	1,800	2,468	2,393
Consulting and professional fees	3,669	3,055	3,091
Data processing	1,338	1,233	971
Loan expenses	1,142	942	1,027
Premises and equipment	6,059	4,996	4,183
Deposit insurance premium	1,903	1,956	1,410
Write-down of other real estate owned	—	2,423	—
Other	3,709	2,936	2,484
Total noninterest expense	46,634	43,183	36,723
Income before income taxes	27,156	23,952	22,928
Income tax provision	1,917	2,052	7,702
Net income	$25,239	$21,900	$15,226
Income per share of common stock
Basic	$2.51	$2.31	$2.14
Diluted	2.51	2.30	2.13
Weighted-average number of common shares outstanding
Basic	10,041,581	9,490,506	7,118,628
Diluted	10,044,483	9,508,653	7,149,302
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$25,239	$21,900	$15,226
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	12,072	(10,466)	6,280
Reclassification adjustment for losses realized	458	—	8
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(9,071)	(4,358)	—
Other comprehensive income (loss) before tax	3,459	(14,824)	6,288
Income tax provision (benefit)	1,109	(4,365)	2,039
Other comprehensive income (loss) - net of tax	2,350	(10,459)	4,249
Comprehensive income	$27,589	$11,441	$19,475

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2017	$119,506	$43,704	$(9,268)	$153,942
Net income	—	15,226	—	15,226
Other comprehensive income	—	—	4,249	4,249
Dividends declared ($0.24 per share)	—	(1,827)		(1,827)
Net cash proceeds from common stock issuance	51,636	—	—	51,636
Recognition of the fair value of share-based compensation	1,038	—	—	1,038
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	36	—	—	36
Common stock redeemed for the net settlement of share-based awards	(173)	—	—	(173)
Balance, December 31, 2017	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)	—	1,063	(1,063)	—
Net income	—	21,900	—	21,900
Other comprehensive loss	—	—	(10,459)	(10,459)
Dividends declared ($0.24 per share)	—	(2,377)	—	(2,377)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Repurchase of common stock	(216)	—	—	(216)
Recognition of the fair value of share-based compensation	1,596	—	—	1,596
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	40	—	—	40
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, December 31, 2018	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (2)	—	(821)	—	(821)
Net income	—	25,239	—	25,239
Other comprehensive income	—	—	2,350	2,350
Dividends declared ($0.24 per share)	—	(2,426)	—	(2,426)
Repurchase of common stock	(9,784)	—	—	(9,784)
Recognition of the fair value of share-based compensation	1,680	—	—	1,680
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	34	—	—	34
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, December 31, 2019	$219,423	$99,681	$(14,191)	$304,913
(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2018-02 and ASU 2016-01. ASU 2018-02 increased retained earnings and accumulated other comprehensive loss by $1.1 million. ASU 2016-01 decreased retained earnings and accumulated other comprehensive loss by $0.1 million.

(2) Represents the impact of adopting ASU 2017-08.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$25,239	$21,900	$15,226
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of operating lease right-of-use assets	729	—	—
Depreciation and amortization	6,926	5,667	5,299
Write-down of other real estate owned	—	2,423	—
Increase in cash surrender value of bank-owned life insurance	(943)	(954)	(910)
Provision for loan losses	5,966	3,892	4,872
Share-based compensation expense	1,680	1,596	1,038
Loss from sale of available-for-sale securities	458	—	8
Loans originated for sale	(627,597)	(364,630)	(412,925)
Proceeds from sale of loans originated for sale	601,215	376,535	425,262
Gain on sale of loans	(12,349)	(6,605)	(8,170)
Increase in fair value of loans held-for-sale	(538)	(57)	(638)
(Gain) loss on derivatives	(671)	501	577
Net change in servicing assets	(2,481)	—	—
Deferred income tax	(4,402)	978	(3,296)
Net change in other assets	(42,079)	(11,807)	(2,273)
Net change in other liabilities	5,270	(83)	554
Net cash (used in) provided by operating activities	(43,577)	29,356	24,624
Investing activities
Net loan activity, excluding sales and purchases	(191,070)	(463,528)	(870,181)
Net change in interest-bearing deposits	—	—	250
Purchase of bank owned life insurance	—	—	(10,000)
Proceeds from sales of other real estate owned	554	332	30
Net proceeds from sales of portfolio loans	293,708	41,916	67,696
Maturities of securities available-for-sale	92,610	62,507	68,342
Proceeds from sales of securities available-for-sale	30,137	—	9,192
Purchase of securities available-for-sale	(171,997)	(87,993)	(91,463)
Purchase of securities held-to-maturity	(39,208)	(3,554)	(2,550)
Purchase of Federal Home Loan Bank of Indianapolis stock	(2,025)	(4,050)	(10,665)
Purchase of premises and equipment	(4,105)	(2,219)	(1,517)
Loans purchased	(332,945)	(171,958)	(67,285)
Other investing activities	11,068	(10,166)	—
Net cash used in investing activities	(313,273)	(638,713)	(908,151)
Financing activities
Net increase in deposits	482,612	586,410	622,074
Cash dividends paid	(2,418)	(2,230)	(1,675)
Net proceeds from issuance of subordinated debt	35,418	—	—
Repayment of subordinated debt	—	(3,000)	—
Net proceeds from common stock issuance	—	54,334	51,636
Repurchase of common stock	(9,784)	(216)	—
Proceeds from advances from Federal Home Loan Bank	595,000	375,000	542,000
Repayment of advances from Federal Home Loan Bank	(605,000)	(260,000)	(321,806)
Other, net	(329)	(210)	(173)
Net cash provided by financing activities	495,499	750,088	892,056
Net increase in cash and cash equivalents	138,649	140,731	8,529
Cash and cash equivalents, beginning of year	188,712	47,981	39,452
Cash and cash equivalents, end of year	$327,361	$188,712	$47,981
Supplemental disclosures of cash flows information
Initial recognition of right-of-use asset	$2,096	$—	$—
Initial recognition of operating lease liabilities	2,096	—	—
Cash paid during the year for interest	81,788	52,403	30,516
Cash paid during the year for taxes	4,561	485	6,568
Loans transferred to other real estate owned	—	227	648
Loans transferred to held-for-sale from portfolio	291,152	16,065	95,531
Cash dividends declared, not paid	585	611	504
Transfer of mutual fund securities to other assets	—	2,932	—
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

JKH Realty Services, LLC was established on August 20, 2012 as a single member limited liability company wholly owned by the Bank to manage other real estate owned properties as needed. First Internet Public Finance Corp., a wholly-owned subsidiary of the Bank, was incorporated on March 6, 2017 and was established to provide municipal finance lending and leasing products to government entities and to purchase, manage, service, and safekeep municipal securities. SPF15, Inc., a wholly-owned subsidiary of the Bank, was incorporated on August 31, 2018 and was established to acquire and hold real estate.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s business activities are currently limited to one reporting unit and reportable segment, which is commercial banking.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for loan losses, income taxes, valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives, loans held-for-sale and other real estate owned.  Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•
Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2019 or 2018.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

•
Securities not classified as either “held-to-maturity” or “trading securities” are classified as “available-for-sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other-than-temporary are recorded as an other-than-temporary impairment of securities available-for-sale with other-than-temporary impairment losses recorded in the consolidated statements of income.

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

Loans originated and intended for sale in the secondary market under mandatory pricing agreements are carried at fair value to facilitate hedging of the loans. Gains and losses resulting from changes in fair value are recognized in noninterest income.

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

The Company also earns noninterest income through a variety of financial and transaction services provided to corporate and consumer clients such as deposit account, debit card, mortgage banking, portfolio loan sales and sales of the government-guaranteed portion of U.S. Small Business Administration loans. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses (“ALLL”), any unamortized deferred fees or costs on originated loans, unamortized premiums or discounts on purchased loans and carrying value adjustments related to interest rate swaps associated with loans.

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

The IRLCs and forward contracts are not designated as accounting hedges, and are recorded at fair value with changes in fair value reflected in noninterest income in the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2019 or 2018.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2016.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2019	2018	2017
Basic earnings per share
Net income available to common shareholders	$25,239	$21,900	$15,226
Weighted-average common shares	10,041,581	9,490,506	7,118,628
Basic earnings per common share	$2.51	$2.31	$2.14

Diluted earnings per share
Net income available to common shareholders	$25,239	$21,900	$15,226
Weighted-average common shares	10,041,581	9,490,506	7,118,628
Dilutive effect of warrants	—	—	6,120
Dilutive effect of equity compensation	2,902	18,147	24,554
Weighted-average common and incremental shares	10,044,483	9,508,653	7,149,302
Diluted earnings per common share (1)	$2.51	$2.30	$2.13

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 15,758 and 8,523 for the years ended December 31, 2019 and 2018, respectively.

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 11.

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

Servicing Asset

Servicing assets are related to small business lending loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in loan servicing revenue. Servicing assets are recorded at fair value in accordance with ASC 860. Fair value is based on a third-party valuation model that calculates the present value of estimated future loan servicing revenue.

Reclassifications

Certain reclassifications have been made to the 2018 and 2017 financial statements to conform to the 2019 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2019, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $275.9 million. In addition, approximately $1.9 million and $44.6 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2019 was $1.7 million.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2019 and 2018.

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$77,715	$99	$(1,942)	$75,872
Municipal securities	97,447	1,706	(1,501)	97,652
Agency mortgage-backed securities	264,142	1,304	(4,006)	261,440
Private label mortgage-backed securities	63,704	97	(188)	63,613
Asset-backed securities	5,000	—	(45)	4,955
Corporate securities	38,632	220	(1,532)	37,320
Total available-for-sale	$546,640	$3,426	$(9,214)	$540,852

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2019
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,142	$226	$—	$10,368
Corporate securities	51,736	588	(132)	52,192
Total held-to-maturity	$61,878	$814	$(132)	$62,560

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$109,631	$20	$(2,066)	$107,585
Municipal securities	97,090	90	(4,674)	92,506
Agency mortgage-backed securities	242,293	162	(8,721)	233,734
Private label mortgage-backed securities	9,199	—	(21)	9,178
Asset-backed securities	5,002	—	(143)	4,859
Corporate securities	36,678	—	(3,195)	33,483
Total available-for-sale	$499,893	$272	$(18,820)	$481,345

	December 31, 2018
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,157	$—	$(356)	$9,801
Corporate securities	12,593	80	(56)	12,617
Total held-to-maturity	$22,750	$80	$(412)	$22,418

The carrying value of securities at December 31, 2019 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$30	$31
One to five years	9,200	7,789
Five to ten years	81,237	80,175
After ten years	123,327	122,849
	213,794	210,844
Agency mortgage-backed securities	264,142	261,440
Private label mortgage-backed securities	63,704	63,613
Asset-backed securities	5,000	4,955
Total	$546,640	$540,852

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$998	$1,005
Five to ten years	50,848	51,493
After ten years	10,032	10,062
Total	$61,878	$62,560

There were no gross realized gains resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2019, 2018, and 2017. There were gross realized losses of $0.5 million, $0.0 million, and $0.0 million resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the fair value of available-for-sale investment securities pledged as collateral was $469.0 million. The Company pledged the securities for various types of transactions, including FHLB advances, derivative financial instruments and to collateralize municipal deposits.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2019 and 2018 was $317.5 million and $469.8 million, which is approximately 53% and 93%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Agency Mortgage-Backed, Private-Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private-label mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,820	$(61)	$62,182	$(1,881)	$67,002	$(1,942)
Municipal securities	1,279	(1,501)	—	—	1,279	(1,501)
Agency mortgage-backed securities	91,159	(829)	83,212	(3,177)	174,371	(4,006)
Private label mortgage-backed securities	30,077	(180)	2,884	(8)	32,961	(188)
Asset-backed securities	—	—	4,955	(45)	4,955	(45)
Corporate securities	—	—	22,985	(1,532)	22,985	(1,532)
Total	$127,335	$(2,571)	$176,218	$(6,643)	$303,553	$(9,214)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	13,977	(132)	—	—	13,977	(132)
Total	$13,977	$(132)	$—	$—	$13,977	$(132)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$69,798	$(893)	$33,511	$(1,173)	$103,309	$(2,066)
Municipals	23,747	(710)	59,938	(3,964)	83,685	(4,674)
Agency mortgage-backed securities	47,000	(509)	172,442	(8,212)	219,442	(8,721)
Private label mortgage-backed securities	9,177	(20)	—	(1)	9,177	(21)
Asset-backed securities	4,859	(143)	—	—	4,859	(143)
Corporate securities	14,092	(586)	19,391	(2,609)	33,483	(3,195)
Total	$168,673	$(2,861)	$285,282	$(15,959)	$453,955	$(18,820)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$9,801	$(356)	$—	$—	$9,801	$(356)
Corporate securities	6,037	(56)	—	—	6,037	(56)
Total	$15,838	$(412)	$—	$—	$15,838	$(412)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

 Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2019, 2018 and 2017 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2019	2018	2017
Unrealized gains and losses on securities available-for-sale
Loss realized in earnings	$(458)	$—	$(8)	Loss on sale of securities
Total reclassified amount before tax	(458)	—	(8)	Income before income taxes
Tax benefit	(124)	—	(3)	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$(334)	$—	$(5)	Net Income

Note 4:        Loans

Categories of loans include:

	December 31,
	2019	2018
Commercial loans
Commercial and industrial	$96,420	$107,405
Owner-occupied commercial real estate	73,392	77,569
Investor commercial real estate	12,567	5,391
Construction	60,274	39,916
Single tenant lease financing	995,879	919,440
Public finance	687,094	706,342
Healthcare finance	300,612	117,007
Small business lending	60,279	17,370
Total commercial loans	2,286,517	1,990,440
Consumer loans
Residential mortgage	313,849	399,898
Home equity	24,306	28,735
Other consumer	295,309	279,771
Total consumer loans	633,464	708,404
Total commercial and consumer loans	2,919,981	2,698,844
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	43,566	17,384
Total loans	2,963,547	2,716,228
Allowance for loan losses	(21,840)	(17,896)
Net loans	$2,941,707	$2,698,332

(1) Includes carrying value adjustments of $21.4 million and $5.0 million as of December 31, 2019 and 2018, respectively, related to interest rate swaps associated with public finance loans.

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

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are generally located in the state of Indiana or markets immediately adjacent to Indiana. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to mitigate these additional risks.

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

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for practice acquisition refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities if the real estate is held in a separate entity and secondarily on the underlying collateral provided by the borrower. This portfolio segment

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

was initially concentrated in the Western United States but has been growing rapidly throughout the rest of the country with the addition of a growing sales force located in Eastern and Midwestern markets.

Small Business Lending: These loans are to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration ("SBA"). We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. An SBA guaranty provides a tertiary source or repayment to the Bank in event of borrower default. Cash flows of borrowers; however, may not be as expected, and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment purchases. This portfolio segment has an emerging geography, with a nationwide focus.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present changes in the balance of the ALLL during the twelve months ended December 31, 2019, 2018, and 2017.

	Twelve Months Ended December 31, 2019
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,384	$1,029	$(921)	$29	$1,521
Owner-occupied commercial real estate	783	(222)	—	—	561
Investor commercial real estate	61	48	—	—	109
Construction	251	129	—	—	380
Single tenant lease financing	8,827	2,348	—	—	11,175
Public finance	1,670	(90)	—	—	1,580
Healthcare finance	1,264	1,983	—	—	3,247
Small business lending	203	(154)	—	5	54
Residential mortgage	1,079	(350)	(76)	4	657
Home equity	53	51	(68)	10	46
Other consumer	2,321	1,194	(1,292)	287	2,510
Total	$17,896	$5,966	$(2,357)	$335	$21,840

	Twelve Months Ended December 31, 2018
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,724	$(251)	$(92)	$3	$1,384
Owner-occupied commercial real estate	762	21	—	—	783
Investor commercial real estate	85	(24)	—	—	61
Construction	423	(172)	—	—	251
Single tenant lease financing	7,872	955	—	—	8,827
Public finance	959	711	—	—	1,670
Healthcare finance	313	951	—	—	1,264
Small business lending	55	148	—	—	203
Residential mortgage	956	127	(9)	5	1,079
Home equity	70	(33)	—	16	53
Other consumer	1,751	1,459	(1,176)	287	2,321
Total	$14,970	$3,892	$(1,277)	$311	$17,896

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2017
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,352	$574	$(271)	$69	$1,724
Owner-occupied commercial real estate	582	180	—	—	762
Investor commercial real estate	168	(83)	—	—	85
Construction	544	(121)	—	—	423
Single tenant lease financing	6,248	1,624	—	—	7,872
Public finance	—	959	—	—	959
Healthcare finance	—	313	—	—	313
Small business lending	—	55	—	—	55
Residential mortgage	754	314	(116)	4	956
Home equity	102	(55)	—	23	70
Other consumer	1,231	1,112	(895)	303	1,751
Total	$10,981	$4,872	$(1,282)	$399	$14,970

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and 2018.

	Loans			Allowance for Loan Losses
December 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$93,520	$2,900	$96,420	$1,412	$109	$1,521
Owner-occupied commercial real estate	71,067	2,325	73,392	561	—	561
Investor commercial real estate	12,567	—	12,567	109	—	109
Construction	60,274	—	60,274	380	—	380
Single tenant lease financing	991,199	4,680	995,879	9,515	1,660	11,175
Public finance	687,094	—	687,094	1,580	—	1,580
Healthcare finance	300,612	—	300,612	3,247	—	3,247
Small business lending	56,941	3,338	60,279	54	—	54
Residential mortgage	312,714	1,135	313,849	657	—	657
Home equity	24,306	—	24,306	46	—	46
Other consumer	295,266	43	295,309	2,510	—	2,510
Total	$2,905,560	$14,421	$2,919,981	$20,071	$1,769	$21,840

	Loans			Allowance for Loan Losses
December 31, 2018	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$101,765	$5,640	$107,405	$1,384	$—	$1,384
Owner-occupied commercial real estate	76,216	1,353	77,569	783	—	783
Investor commercial real estate	5,391	—	5,391	61	—	61
Construction	39,916	—	39,916	251	—	251
Single tenant lease financing	919,440	—	919,440	8,827	—	8,827
Public finance	706,342	—	706,342	1,670	—	1,670
Healthcare finance	117,007	—	117,007	1,264	—	1,264
Small business lending	16,414	956	17,370	203	—	203
Residential mortgage	399,328	570	399,898	1,079	—	1,079
Home equity	28,680	55	28,735	53	—	53
Other consumer	279,714	57	279,771	2,321	—	2,321
Total	$2,690,213	$8,631	$2,698,844	$17,896	$—	$17,896

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2019 and 2018.

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,818	$3,973	$2,629	$96,420
Owner-occupied commercial real estate	71,068	1,727	597	73,392
Investor commercial real estate	12,567	—	—	12,567
Construction	60,274	—	—	60,274
Single tenant lease financing	983,448	7,751	4,680	995,879
Public finance	687,094	—	—	687,094
Healthcare finance	300,612	—	—	300,612
Small business lending	55,206	1,735	3,338	60,279
Total commercial loans	$2,260,087	$15,186	$11,244	$2,286,517

	December 31, 2019
	Performing	Nonaccrual	Total
Residential mortgage	$313,088	$761	$313,849
Home equity	24,306	—	24,306
Other consumer	295,276	33	295,309
Total	$632,670	$794	$633,464

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2018
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$100,689	$1,076	$5,640	$107,405
Owner-occupied commercial real estate	73,593	2,623	1,353	77,569
Investor commercial real estate	5,391	—	—	5,391
Construction	39,916	—	—	39,916
Single tenant lease financing	913,984	5,456	—	919,440
Public finance	706,342	—	—	706,342
Healthcare finance	117,007	—	—	117,007
Small business lending	14,648	1,766	956	17,370
Total commercial loans	$1,971,570	$10,921	$7,949	$1,990,440

	December 31, 2018
	Performing	Nonaccrual	Total
Residential mortgage	$399,723	$175	$399,898
Home equity	28,680	55	28,735
Other consumer	279,729	42	279,771
Total	$708,132	$272	$708,404

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2019 and 2018.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$15	$96	$122	$233	$96,187	$96,420	$226	$—
Owner-occupied commercial real estate	—	—	464	464	72,928	73,392	464	—
Investor commercial real estate	—	—	—	—	12,567	12,567	—	—
Construction	—	—	—	—	60,274	60,274	—	—
Single tenant lease financing	—	4,680	—	4,680	991,199	995,879	4,680	—
Public finance	—	—	—	—	687,094	687,094	—	—
Healthcare finance	—	—	—	—	300,612	300,612	—	—
Small business lending	54	—	—	54	60,225	60,279	—	—
Residential mortgage	—	—	1,177	1,177	312,672	313,849	761	416
Home equity	—	—	—	—	24,306	24,306	—	—
Other consumer	240	107	—	347	294,962	295,309	33	—
Total	$309	$4,883	$1,763	$6,955	$2,913,026	$2,919,981	$6,164	$416

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$9	$—	$—	$9	$107,396	$107,405	$195	$—
Owner-occupied commercial real estate	92	234	—	326	77,243	77,569	325	—
Investor commercial real estate	—	—	—	—	5,391	5,391	—	—
Construction	—	—	—	—	39,916	39,916	—	—
Single tenant lease financing	—	—	—	—	919,440	919,440	—	—
Public finance	—	—	—	—	706,342	706,342	—	—
Healthcare finance	—	—	—	—	117,007	117,007	—	—
Small business lending	—	—	—	—	17,370	17,370	—	—
Residential mortgage	—	3,118	98	3,216	396,682	399,898	175	97
Home equity	—	—	55	55	28,680	28,735	55	—
Other consumer	235	170	4	409	279,362	279,771	42	—
Total	$336	$3,522	$157	$4,015	$2,694,829	$2,698,844	$792	$97

The following tables present the Company’s impaired loans as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$2,693	$2,694	$—	$5,640	$5,652	$—
Owner-occupied commercial real estate	2,325	2,327	—	1,353	1,353	—
Small business lending	3,338	3,338	—	956	956
Residential mortgage	1,135	1,209	—	570	570	—
Home equity	—	—	—	55	55	—
Other consumer	43	107	—	57	124	—
Total	9,534	9,675	—	8,631	8,710	—
Loans with a specific valuation allowance
Commercial and industrial	$207	$244	$109	$—	$—	$—
Single tenant lease financing	4,680	4,680	1,660	—	—	—
Total	4,887	4,924	1,769	—	—	—
Total impaired loans	$14,421	$14,599	$1,769	$8,631	$8,710	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2019, 2018, and 2017.

	Twelve Months Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$3,293	$289	$5,961	$426	$2,942	$146
Owner-occupied commercial real estate	3,292	170	833	44	3	—
Small business lending	331	94	60	15	—	—
Residential mortgage	2,265	—	720	—	1,546	6
Home equity	10	—	61	—	5	—
Other consumer	68	1	108	—	105	4
Total	9,259	554	7,743	485	4,601	156
Loans with a specific valuation allowance
Commercial and industrial	1,077	—	—	—	35	—
Single tenant lease financing	1,464	—	—	—	—	—
Total	2,541	—	—	—	35	—
Total impaired loans	$11,800	$554	$7,743	$485	$4,636	$156

The Company had $0.0 million and $0.6 million in residential mortgage other real estate owned as of December 31, 2019 and December 31, 2018, respectively. There were no loans in the process of foreclosure at December 31, 2019 and December 31, 2018, respectively.

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

There were four commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. The Company did not allocate a specific allowance for those loans as of December 31, 2019 and the modifications consisted of interest-only payments for a period of time. There were no loans classified as new TDRs during the twelve months ended December

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

31, 2018. There were two commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2017 with a pre-modification and post-modification outstanding recorded investment of $1.8 million. These loans were paid-in-full in the fourth quarter of 2017. The 2017 modifications consisted of maturity date amendments and certain other term modifications.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2019, 2018 and 2017.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2019 and 2018.

	December 31,
	2019	2018
Land	$2,500	$2,500
Right of use leased asset	1,602	—
Building and improvements	10,004	6,752
Furniture and equipment	9,689	9,076
Less: accumulated depreciation	(9,165)	(7,631)
	$14,630	$10,697

During 2018, the Bank's subsidiary, SPF15, Inc., (“SPF15”) acquired several parcels of land consisting of approximately 3.3 acres located in Fishers, Indiana for approximately $10.2 million, inclusive of acquisition costs.  Pursuant to a Land Acquisition Agreement with the City of Fishers, Indiana (the “City”), and its Redevelopment Commission, among others, the City agreed to reimburse SPF15 for the purchase price and other specified land acquisition costs. The Land Acquisition Agreement was replaced by a Project Agreement in December 2018, which extended the reimbursement deadline to October 31, 2019 and made additional financial incentives available to the Company for constructing an office building and associated parking garage on the property. As contemplated under the Project Agreement, the City transferred to SPF15 two additional parcels of land consisting of approximately 0.75 acres and SPF15 transferred to the Fishers Town Hall Building Corporation and third parties a certain parcel of land consisting of approximately 1.65 acres in connection with the development of the property. On October 25, 2019, the City satisfied its reimbursement obligation, resulting in the payment of SPF15 of an aggregate of $11.1 million for purchase prices and other specified land acquisition costs.

Site demolition has been completed and construction of a multi-use development, to include the Company's future headquarters, began on October 7, 2019. Development of the site is estimated to be substantially completed by September 30, 2021.

Note 6:	Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02 - Leases (Topic 842) and elected the optional transition method, which allows the Company to not separate non-lease components from the associated lease component if certain conditions are met. In addition, the Company elected not to adjust prior comparative periods. Refer to Note 22 for further information regarding transition guidance related to the new standard.

The Company has three operating leases that are used for general office operations with remaining lease terms of two to four years. With the adoption of ASU 2016-02, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table shows the components of lease expense.

(in thousands)	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operating lease cost	$758	$724	$711

The following table shows supplemental cash flow information related to leases.

(in thousands)	Twelve Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$814

The following table shows the operating leases’ impact on the consolidated balance sheets. The Company elected not to include short-term leases (leases with original terms of 12 months or less) or equipment leases, as those amounts are insignificant. The Company’s leases do not provide an implicit rate. The discount rate utilized to determine the present value of lease payments is the Company’s incremental borrowing rate based on the information available at the lease inception date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

(dollars in thousands)
December 31, 2019
Operating lease right-of-use assets	$1,602
Operating lease liabilities	1,602

Weighted-average remaining lease term (years)
Operating leases	2.4

Weighted-average discount rate
Operating leases	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of December 31, 2019.

(in thousands)
Twelve months ended December 31, 2019
2020	$867
2021	423
2022	238
2023	116
2024	—
Thereafter	—
Total lease payments	1,644
Less imputed interest	(49)
Total	$1,595

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 7:        Goodwill

As of December 31, 2019 and 2018, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2019, 2018, and 2017. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2019 and no events or changes in circumstances have occurred since the August 31, 2019 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2019 and 2018.

	December 31,
	2019	2018
Noninterest-bearing demand deposit accounts	$57,115	$43,301
Interest-bearing demand deposit accounts	129,020	121,055
Regular savings accounts	29,616	38,489
Money market accounts	786,390	528,533
Certificates of deposits	1,613,453	1,292,883
Brokered deposits	538,369	647,090
Total deposits	$3,153,963	$2,671,351

Time deposits (in the amount of $250 or more)	$536,028	$494,403

The following table presents time deposit maturities by year as of December 31, 2019.

2020	$943,678
2021	528,757
2022	124,544
2023	81,447
2024	69,081
Thereafter	250
$1,747,757

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $514.9 million and $525.2 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the stated interest rates on the Company’s outstanding FHLB advances ranged from 1.06% to 3.26%, with a weighted average interest rate of 1.98%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $166.6 million and $238.6 million as of December 31, 2019 and 2018, respectively, and commercial real estate loans pledged were approximately $956.3 million and $881.7 million as of December 31, 2019 and 2018, respectively. The fair value of investment securities pledged to the FHLB was approximately $356.8 million and $339.1 million as of December 31, 2019 and 2018, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $496.1 million at year-end 2019. As of December 31, 2019, the Company had $305.0 million of putable advances with the FHLB.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2020	$110,000
2021	—
2022	—
2023	35,000
2024	145,000
Thereafter	225,000
515,000
Net deferred prepayment gain on advance restructure	(90)
$514,910

Note 10:        Subordinated Debt

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

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding, September 30, 2021, and thereafter a floating rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 485 basis points. LIBOR will be phased-out after 2021 and the transition to another benchmark rate could have an adverse effect on the 2026 Notes. Refer to Part I Item 1A. Risk Factors for more information on the LIBOR phase out. All interest on the 2026 Notes is payable quarterly. The 2026 Notes are scheduled to mature on September 30, 2026. The 2026 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2025 Note	$10,000	(138)	10,000	(162)
2026 Notes	25,000	(839)	25,000	(963)
2029 Notes	37,000	(1,495)	—	—
Total	$72,000	(2,472)	35,000	(1,125)

Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan, which vests immediately. Discretionary employer-matching contributions begin vesting after one year at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.6 million, $0.5 million and $0.5 million in the twelve months ended December 31, 2019, 2018 and 2017, respectively.

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

The agreement provides for the continuation of salary and certain other benefits for a specified period of time upon termination of his employment under certain circumstances, including his resignation for "good reason" or termination by the Company without "cause" at any time or any termination of his employment for any reason within twelve months following a "change in control," along with other specific conditions.

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

The Company recorded $1.7 million, $1.6 million, and $1.0 million of share-based compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively, related to awards made under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of the 2013 Plan awards as of December 31, 2019, and activity for the year ended December 31, 2019:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2019	75,554	$35.34	1,666	$24.44	—	$—
Granted	74,698	24.61	11,742	24.62	11	21.88
Vested	(36,218)	33.08	(13,408)	24.60	(11)	21.88
Forfeited	(6,790)	29.10	—	—	—	—
Unvested at December 31, 2019	107,244	$29.03	—	$—	—	$—

As of December 31, 2019, the total unrecognized compensation cost related to unvested awards was $2.0 million, with a weighted-average expense recognition period of 1.8 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2019.

Deferred Rights
Outstanding, beginning of year	83,521
Granted	984
Exercised	—
Outstanding, end of year	84,505

All deferred stock rights granted during 2019 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2019	2018	2017
Current	$6,319	$1,074	$10,998
Deferred	(4,402)	978	(5,142)
Net deferred tax asset revaluation	—	—	1,846
Total	$1,917	$2,052	$7,702

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Income tax provision is reconciled to the statutory rate applied to pre-tax income. The statutory rate was 21%, 21% and 35% at December 31, 2019, 2018 and 2017, respectively.

	December 31,
	2019	2018	2017
Statutory rate times pre-tax income	$5,703	$5,030	$8,025
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,881)	(3,833)	(2,512)
State income tax, net of federal tax effect	1,285	1,164	693
Bank-owned life insurance	(198)	(200)	(318)
Net deferred tax asset revaluation	—	—	1,846
Tax credits	(181)	(180)	—
Other differences	189	71	(32)
Total income taxes	$1,917	$2,052	$7,702

The net deferred tax asset at December 31, 2019 and 2018 consists of the following:

	December 31,
	2019	2018
Deferred tax assets (liabilities)
Allowance for loan losses	$5,897	$4,832
Unrealized loss on available-for-sale securities	5,021	6,137
Fair value adjustments	(1,011)	(5,016)
Depreciation	(257)	(398)
Deferred compensation and accrued payroll	1,358	1,043
Loan origination costs	(1,181)	(1,081)
Prepaid assets	(449)	(406)
Net operating loss	—	455
Tax credits	—	231
Other	513	808
Total deferred tax assets, net	$9,891	$6,605

Note 13:        Related Party Transactions

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

Management evaluated related party loans and extensions of credit at December 31, 2019 and 2018, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2019 and 2018 totaled $28.3 million and $24.0 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2019 and 2018 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and 2018 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$313,803	10.84%	$202,661	7.00%	N/A	N/A
Bank	341,242	11.80%	202,480	7.00%	188,017	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	313,803	10.84%	246,088	8.50%	N/A	N/A
Bank	341,242	11.80%	245,869	8.50%	231,406	8.00%
Total capital to risk-weighted assets
Consolidated	405,171	13.99%	303,991	10.50%	N/A	N/A
Bank	363,082	12.55%	303,720	10.50%	289,257	10.00%
Leverage ratio
Consolidated	313,803	7.64%	164,219	4.00%	N/A	N/A
Bank	341,242	8.32%	164,121	4.00%	205,151	5.00%

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$300,589	12.39%	$154,613	6.38%	$169,771	7.00%	N/A	N/A
Bank	286,012	11.81%	154,407	6.38%	169,545	7.00%	157,435	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	300,589	12.39%	190,992	7.88%	206,150	8.50%	N/A	N/A
Bank	286,012	11.81%	190,738	7.88%	205,876	8.50%	193,766	8.00%
Total capital to risk-weighted assets
Consolidated	352,360	14.53%	239,498	9.88%	254,656	10.50%	N/A	N/A
Bank	300,908	12.55%	239,180	9.88%	254,318	10.50%	242,207	10.00%
Leverage ratio
Consolidated	300,589	9.00%	133,602	4.00%	133,602	4.00%	N/A	N/A
Bank	286,012	8.57%	133,474	4.00%	133,474	4.00%	166,843	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2019 and 2018, the Company had outstanding loan commitments totaling approximately $254.4 million and $223.5 million, respectively.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”).  As of December 31, 2019, the Company has committed to contribute up to $2.3 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts in the amount of $65.1 million. As of December 31, 2019, $61.3 million of such contract commitments had not yet been incurred. These commitments are due within 2 years.

Note 16:        Fair Value of Financial Instruments

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2019 or 2018.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Servicing Asset

Fair value is based on a loan-by-loan basis taking into consideration the original to maturity of the loans, the current age of the loans and the remaining term to maturity. The valuation methodology utilized for the servicing assets begins with generating estimated future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions (Level 3).

Interest Rate Swap Agreements

The fair values of interest rate swap agreements are estimated using current market interest rates as of the balance sheet date and calculated using discounted cash flows that are observable or that can be corroborated by observable market data (Level 2).

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018.

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,872	$—	$75,872	$—
Municipal securities	97,652	—	97,652	—
Agency mortgage-backed securities	261,440	—	261,440	—
Private-label mortgage-backed securities	63,613	—	63,613	—
Asset-backed securities	4,955	—	4,955	—
Corporate securities	37,320	—	37,320	—
Total available-for-sale securities	$540,852	$—	$540,852	$—
Servicing asset	2,481	—	—	2,481
Interest rate swaps liabilities	(37,786)	—	(37,786)	—
Loans held-for-sale (mandatory pricing agreements)	56,097	—	56,097	—
Forward contracts	(153)	(153)	—	—
IRLCs	910	—	—	910

		December 31, 2018
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$107,585	$—	$107,585	$—
Municipal securities	92,506	—	92,506	—
Agency mortgage-backed securities	233,734	—	233,734	—
Private-label mortgage-backed securities	9,178	—	9,178	—
Asset-backed securities	4,859	—	4,859	—
Corporate securities	33,483		33,483
Total available-for-sale securities	$481,345	$—	$481,345	$—
Interest rate swaps assets	1,579	—	(271)	—
Interest rate swaps liabilities	(10,727)	—	(10,727)	—
Loans held-for-sale (mandatory pricing agreements)	18,328	—	18,328	—
Forward contracts	(360)	(360)	—	—
IRLCs	389	—	—	389

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

Interest Rate Lock Commitments
Balance as of January 1, 2017	$610
Total realized gains (losses)
Included in net income	(59)
Balance, December 31, 2017	551
Total realized gains
Included in net income	(162)
Balance, December 31, 2018	389
Total realized gains
Included in net income	521
Balance, December 31, 2019	$910

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

		2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	3,019	—	—	3,019

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018.

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

	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range
Impaired loans	$3,019	Fair value of collateral	Discount for type of property and current market conditions	10%
IRLCs	$910	Discounted cash flow	Loan closing rates	50% - 100%
Servicing asset	$2,481	Discounted cash flow	Prepayment speeds	0% - 25%

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range
Other real estate owned	$2,065	Fair value of collateral	Discount to reflect current market conditions	10%
IRLCs	$389	Discounted cash flow	Loan closing rates	34% - 100%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2019 and 2018.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2019 and 2018:

	December 31, 2019
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$327,361	$327,361	$327,361	$—	$—
Securities held-to-maturity	61,878	62,560	—	62,560	—
Net loans	2,941,707	2,876,688	—	—	2,876,688
Accrued interest receivable	18,607	18,607	18,607	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,153,963	3,232,065	1,002,141	—	2,229,924
Advances from Federal Home Loan Bank	514,910	520,950	—	520,950	—
Subordinated debt	69,528	75,206	64,996	10,210	—
Accrued interest payable	3,767	3,767	3,767	—	—

	December 31, 2018
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$188,712	$188,712	$188,712	$—	$—
Securities held-to-maturity	22,750	22,418	—	22,418	—
Net loans	2,698,332	2,646,060	—	—	2,646,060
Accrued interest receivable	16,822	16,822	16,822	—	—
Federal Home Loan Bank of Indianapolis stock	23,625	23,625	—	23,625	—
Deposits	2,671,351	2,687,666	731,378	—	1,956,288
Advances from Federal Home Loan Bank	525,153	520,120	—	520,120	—
Subordinated debt	33,875	34,490	24,250	10,240	—
Accrued interest payable	1,108	1,108	1,108	—	—

Note 17:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and sells a majority of the originated loans into the secondary market. The Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third-party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 18 for further information on derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2019, 2018, and 2017, the Company originated mortgage loans held-for-sale of $627.6 million, $364.6 million, and $412.9 million, respectively, and received $601.2 million, $376.5 million, and $425.3 million from the sale of mortgage loans, respectively, into the secondary market. During 2019, the Company sold $100.5 million of residential mortgage loans that were originally held for investment. There were no comparable sales in 2018. During 2017, the Company sold $42.3 million of residential mortgage loans that were originally held for investment.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
	2019	2018	2017
Gain on loans sold	$10,275	$6,102	$7,775
Gain resulting from the change in fair value of loans held-for-sale	538	57	638
Gain (loss) resulting from the change in fair value of derivatives	728	(441)	(577)
Net revenue from mortgage banking activities	$11,541	$5,718	$7,836

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

The IRLCs and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income in the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2019 and 2018.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Loans	$474,957	$474,233	$21,440	$4,961
Securities available-for-sale[1]	151,538	159,188	2,802	(229)
1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amounts of the designated hedged items were $88.2 million and $88.2 million, at December 31, 2019 and 2018, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2019 and December 31, 2018, identified by the underlying interest rate-sensitive instruments.

December 31, 2019		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$427,446	5.5	$(21,551)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	4.1	(2,806)	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2019	$515,646	5.3	$(24,357)	3 month LIBOR	2.80%

December 31, 2018		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$435,926	6.5	$(5,025)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	5.1	235	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2018	$524,126	6.3	$(4,790)	3 month LIBOR	2.80%

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2019 and December 31, 2018.

December 31, 2019		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.1	$(8,390)	3 month LIBOR	2.88%
Interest rate swaps	100,000	4.0	(5,040)	1 month LIBOR	2.88%

December 31, 2018		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	8.1	$(2,293)	3 month LIBOR	2.88%
Interest rate swaps	100,000	5.0	(2,065)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $42.3 million and $7.0 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2019 and 2018, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$91,135	$986
Interest rate swaps associated with securities available-for-sale	—	—	50,000	593
Derivatives not designated as hedging instruments
IRLCs	56,256	910	15,136	389
Total contracts	$56,256	$910	$156,271	$1,968
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$427,446	$(21,551)	$344,791	$(6,011)
Interest rate swaps associated with securities available-for-sale	88,200	(2,806)	38,200	(358)
Interest rate swaps associated with liabilities	210,000	(13,429)	210,000	(4,358)
Derivatives not designated as hedging instruments
Forward contracts	115,000	(153)	32,500	(360)
Total contracts	$840,646	$(37,939)	$625,491	$(11,087)

The fair values of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2019, 2018, and 2017.

	Amount of Loss Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest rate swap agreements	$(9,071)	$(4,358)	$—

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2019, 2018, and 2017.

	Amount of (loss) / gain recognized in the twelve months ended
	December 31, 2019	December 31, 2018	December 31, 2017
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	521	(162)	(59)
Forward contracts	207	(279)	(519)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2019, 2018, and 2017.

Line item in the consolidated statements of income	Twelve Months Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Interest income
Loans	$(1,533)	$(100)	$—
Securities - taxable	(127)	(153)	—
Securities - non-taxable	36	23	—
Total interest income	(1,624)	(230)	—
Interest expense
Deposits	618	151	—
Other borrowed funds	473	177	—
Total interest expense	1,091	328	—
Net interest income	$(2,715)	$(558)	$—

Note 19:     Shareholders’ Equity

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2017	$(9,268)	$—	$(9,268)
Net change in unrealized gain	6,280	—	6,280
Reclassification of net loss realized and included in earnings	8	—	8
Accumulated other comprehensive loss before income tax	(2,980)	—	(2,980)
Income tax provision	2,039	—	2,039
Balance, December 31, 2017	$(5,019)	$—	$(5,019)
Net change in unrealized loss	(10,466)	(4,358)	(14,824)
Reclassification of certain tax effects [1]	(1,063)	—	(1,063)
Accumulated other comprehensive loss before income tax	(16,548)	(4,358)	(20,906)
Income tax benefit	(3,188)	(1,177)	(4,365)
Balance, December 31, 2018	$(13,360)	$(3,181)	$(16,541)
Net change in unrealized gain (loss)	12,072	(9,071)	3,001
Reclassification of net loss realized and included in earnings	458	—	458
Accumulated other comprehensive loss before income tax	(830)	(12,252)	(13,082)
Income tax provision (benefit)	3,558	(2,449)	1,109
Balance, December 31, 2019	$(4,388)	$(9,803)	$(14,191)
1 Represents the reclassification of stranded income tax effects to Retained Earnings upon adoption of ASU 2018-02 and ASU 2016-01.
Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2019	2018
Assets
Cash and cash equivalents	$38,303	$45,281
Investment in common stock of subsidiaries	332,352	274,158
Premises and equipment, net	6,515	6,158
Accrued income and other assets	2,156	1,554
Total assets	$379,326	$327,151

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,472 in 2019 and $1,125 in 2018	$69,528	$33,875
Note payable to the Bank	3,000	3,300
Accrued expenses and other liabilities	1,885	1,241
Total liabilities	74,413	38,416

Shareholders’ equity	304,913	288,735
Total liabilities and shareholders’ equity	$379,326	$327,151

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Income

	Year Ended December 31,
	2019	2018	2017
Expenses
Interest on borrowings	$3,804	$2,616	$2,724
Salaries and employee benefits	804	564	354
Consulting and professional fees	1,610	958	664
Premises and equipment	285	285	302
Other	408	315	258
Total expenses	6,911	4,738	4,302

Loss before income tax and equity in undistributed net income of subsidiaries	(6,911)	(4,738)	(4,302)

Income tax benefit	(1,783)	(1,172)	(1,539)

Loss before equity in undistributed net income of subsidiaries	(5,128)	(3,566)	(2,763)

Equity in undistributed net income of subsidiaries	30,367	25,466	17,989

Net income	$25,239	$21,900	$15,226

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
Net income	$25,239	$21,900	$15,226
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	12,072	(10,466)	6,280
Reclassification adjustment for losses realized	458	—	8
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(9,071)	(4,358)	—
Other comprehensive income (loss) before tax	3,459	(14,824)	6,288
Income tax provision (benefit)	1,109	(4,365)	2,039
Other comprehensive income (loss) - net of tax	2,350	(10,459)	4,249
Comprehensive income	$27,589	$11,441	$19,475

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$25,239	$21,900	$15,226
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(30,367)	(25,466)	(17,989)
Depreciation and amortization	647	568	572
Share-based compensation expense	288	243	175
Net change in other assets	(508)	1,769	(1,453)
Net change in other liabilities	(87)	79	(326)
Net cash used in operating activities	(4,788)	(907)	(3,795)

Investing activities
Capital contribution to the Bank	(25,000)	(35,000)	(42,000)
Purchase of premises and equipment	(13)	—	(148)
Net cash used in investing activities	(25,013)	(35,000)	(42,148)

Financing activities
Cash dividends paid	(2,418)	(2,230)	(1,675)
Net proceeds from issuance of subordinated debt	35,418	—	—
Repayment of subordinated debt	—	(3,000)	—
Principal payment on loan from the Bank	(300)	(300)	(400)
Net proceeds from common stock issuance	—	54,334	51,636
Repurchase of common stock	(9,784)	(216)	—
Other, net	(93)	(210)	(173)
Net cash provided by financing activities	22,823	48,378	49,388

Net (decrease) increase in cash and cash equivalents	(6,978)	12,471	3,445

Cash and cash equivalents at beginning of year	45,281	32,810	29,365

Cash and cash equivalents at end of year	$38,303	$45,281	$32,810

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 22:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income Statement Data:
Interest income	$37,877	$37,694	$36,844	$34,999
Interest expense	22,503	22,450	20,739	18,755
Net interest income	15,374	15,244	16,105	16,244
Provision for loan losses	468	2,824	1,389	1,285
Net interest income after provision for loan losses	14,906	12,420	14,716	14,959
Noninterest income	5,405	5,558	3,454	2,372
Noninterest expense	12,613	11,203	11,709	11,109
Income before income taxes	7,698	6,775	6,461	6,222
Income tax provision	602	449	340	526
Net income	$7,096	$6,326	$6,121	$5,696

Per Share Data:
Net income
Basic	$0.72	$0.63	$0.60	$0.56
Diluted	$0.72	$0.63	$0.60	$0.56
Weighted average common shares outstanding
Basic	9,825,784	9,979,603	10,148,285	10,217,637
Diluted	9,843,829	9,980,612	10,148,285	10,230,531

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Income Statement Data:
Interest income	$31,849	$30,223	$27,416	$25,979
Interest expense	16,428	14,253	11,955	10,564
Net interest income	15,421	15,970	15,461	15,415
Provision for loan losses	1,487	888	667	850
Net interest income after provision for loan losses	13,934	15,082	14,794	14,565
Noninterest income	2,047	1,994	2,177	2,542
Noninterest expense	12,739	10,045	10,182	10,217
Income before income taxes	3,242	7,031	6,789	6,890
Income tax (benefit) provision	(334)	743	781	862
Net income	$3,576	$6,288	$6,008	$6,028

Per Share Data:
Net income
Basic	$0.35	$0.61	$0.67	$0.71
Diluted	$0.35	$0.61	$0.67	$0.71
Weighted average common shares outstanding
Basic	10,263,086	10,261,967	8,909,913	8,499,196
Diluted	10,275,040	10,273,766	8,919,460	8,542,363

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 23:        Recent Accounting Pronouncements

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

The Company adopted the guidance on January 1, 2019 using the optional transition method and the adoption of the guidance did not have a material impact on the consolidated financial statements. As a result, the Company recognized a $2.1 million increase in assets and liabilities on the consolidated balance sheets. Refer to Note 6 for additional information.

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

For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 - Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates. This ASU delayed the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this update modify the disclosure requirements on fair value measurements in ASC Topic 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also adds new requirements, which include the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU were effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (April 2019)

The amendments in this ASU clarify or correct the guidance in ASC Topic 326, Topic 815 and Topic 825. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 have the same effective dates as ASU 2016-13 and the Company is currently evaluating the potential impact of these amendments on the consolidated financial statements. With respect to Topic 815, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The amendments to Topic 815 are effective for interim and annual reporting periods beginning after December 15, 2019 and are not expected to have a material impact on the consolidated financial statements. With respect to Topic 825, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC Topic 820 when using the measurement alternative, certain disclosure requirements, and which equity securities must be remeasured at historical exchanges rates. The amendments to Topic 825 were effective for interim and annual reporting periods beginning after December 15, 2019 and the adoption of this guidance did not have a material impact on the consolidated financial statements.