Form 10-Q
period 2020-03-31
First Internet Bancorp
filed 2020-05-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2020
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

As of May 1, 2020, the registrant had 9,801,825 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “pending,” “plan,” “position,” “preliminary,” “remain,” “should,” “will,” “would” and other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements. The COVID-19 pandemic crisis is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remains uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that may cause such differences include: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration and healthcare finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.	FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$5,726	$5,061
Interest-bearing deposits	345,542	322,300
Total cash and cash equivalents	351,268	327,361
Securities available-for-sale, at fair value (amortized cost of $608,567 and $546,640 in 2020 and 2019, respectively)	608,682	540,852
Securities held-to-maturity, at amortized cost (fair value of $69,468 and $62,560 in 2020 and 2019, respectively)	66,331	61,878
Loans held-for-sale (includes $52,394 and $56,097 at fair value in 2020 and 2019, respectively)	52,394	56,097
Loans	2,892,093	2,963,547
Allowance for loan losses	(22,857)	(21,840)
Net loans	2,869,236	2,941,707
Accrued interest receivable	16,960	18,607
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	37,238	37,002
Premises and equipment, net	18,883	14,630
Goodwill	4,687	4,687
Servicing asset, at fair value	2,415	2,481
Other real estate owned	2,065	2,065
Accrued income and other assets	112,337	67,066
Total assets	$4,168,146	$4,100,083
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$70,562	$57,115
Interest-bearing deposits	3,107,944	3,096,848
Total deposits	3,178,506	3,153,963
Advances from Federal Home Loan Bank	514,911	514,910
Subordinated debt, net of unamortized debt issuance costs of $2,395 and $2,472 in 2020 and 2019, respectively	69,605	69,528
Accrued interest payable	3,293	3,767
Accrued expenses and other liabilities	96,704	53,002
Total liabilities	3,863,019	3,795,170
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,801,825 and 9,741,800 shares issued and outstanding in 2020 and 2019, respectively	219,893	219,423
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	105,100	99,681
Accumulated other comprehensive loss	(19,866)	(14,191)
Total shareholders’ equity	305,127	304,913
Total liabilities and shareholders’ equity	$4,168,146	$4,100,083

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest Income
Loans	$30,408	$29,218
Securities – taxable	3,619	3,324
Securities – non-taxable	572	684
Other earning assets	1,645	1,773
Total interest income	36,244	34,999
Interest Expense
Deposits	17,208	15,386
Other borrowed funds	4,018	3,369
Total interest expense	21,226	18,755
Net Interest Income	15,018	16,244
Provision for Loan Losses	1,461	1,285
Net Interest Income After Provision for Loan Losses	13,557	14,959
Noninterest Income
Service charges and fees	212	236
Loan servicing revenue	251	—
Loan servicing asset revaluation	(179)	—
Mortgage banking activities	3,668	1,617
Gain (loss) on sale of loans	1,801	(104)
Gain on sale of securities	41	—
Other	417	623
Total noninterest income	6,211	2,372
Noninterest Expense
Salaries and employee benefits	7,774	6,321
Marketing, advertising and promotion	375	469
Consulting and professional services	1,177	814
Data processing	375	317
Loan expenses	599	314
Premises and equipment	1,625	1,500
Deposit insurance premium	485	555
Other	1,076	819
Total noninterest expense	13,486	11,109
Income Before Income Taxes	6,282	6,222
Income Tax Provision	263	526
Net Income	$6,019	$5,696
Income Per Share of Common Stock
Basic	$0.62	$0.56
Diluted	$0.62	$0.56
Weighted-Average Number of Common Shares Outstanding
Basic	9,721,485	10,217,637
Diluted	9,750,528	10,230,531
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$6,019	$5,696
Other comprehensive loss (income)
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive (loss) income before income tax	6,299	6,910
Reclassification adjustment for gains realized	(41)	—
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive (loss) income before tax	(13,458)	(3,572)
Other comprehensive (loss) income before income tax	(7,200)	3,338
Income tax (benefit) provision	(1,525)	965
Other comprehensive (loss) income	(5,675)	2,373
Comprehensive income	$344	$8,069

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2020 and 2019
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	6,019	—	6,019
Other comprehensive loss	—	—	(5,675)	(5,675)
Dividends declared ($0.06 per share)	—	(600)	—	(600)
Recognition of the fair value of share-based compensation	555	—	—	555
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	8	—	—	8
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, March 31, 2020	$219,893	$105,100	$(19,866)	$305,127

Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	5,696	—	5,696
Other comprehensive income	—	—	2,373	2,373
Dividends declared ($0.06 per share)	—	(618)	—	(618)
Recognition of the fair value of share-based compensation	478	—	—	478
Repurchase of common stock	(1,746)			(1,746)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	10	—	—	10
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, March 31, 2019	$226,235	$81,946	$(14,168)	$294,013

(1) Represents the impact of adopting Accounting Standards Update (“ASU”) 2017-08.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$6,019	$5,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,644	2,271
Increase in cash surrender value of bank-owned life insurance	(236)	(234)
Provision for loan losses	1,461	1,285
Share-based compensation expense	555	478
Gain on sale of available-for-sale securities	(41)	—
Loans originated for sale	(215,385)	(75,239)
Proceeds from sale of loans	225,547	81,048
Gain on loans sold	(6,144)	(1,369)
(Increase) decrease in fair value of loans held-for-sale	(316)	182
Loss (gain) on derivatives	1,163	(314)
Net change in servicing asset	66	—
Amortization of operating lease right-of-use assets	152	176
Net change in accrued income and other assets	(40,631)	(20,833)
Net change in accrued expenses and other liabilities	311	1,570
Net cash used in operating activities	(25,835)	(5,283)
Investing Activities
Net loan activity, excluding purchases	(1,305)	(73,783)
Maturities and calls of securities available-for-sale	30,851	13,840
Proceeds from sale of securities available-for-sale	795	—
Purchase of securities available-for-sale	(95,835)	(46,562)
Purchase of securities held-to-maturity	—	(8,500)
Purchase of premises and equipment	(4,856)	(1,564)
Loans purchased	(97,306)	(79,343)
Net proceeds from sale of portfolio loans	193,533	35,673
Net cash provided by (used in) investing activities	25,877	(160,239)
Financing Activities
Net increase in deposits	24,543	139,757
Cash dividends paid	(585)	(613)
Repurchase of common stock	—	(1,746)
Proceeds from advances from Federal Home Loan Bank	110,000	165,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(195,000)
Other, net	(93)	(94)
Net cash provided by financing activities	23,865	107,304
Net Increase (Decrease) in Cash and Cash Equivalents	23,907	(58,218)
Cash and Cash Equivalents, Beginning of Period	327,361	188,712
Cash and Cash Equivalents, End of Period	$351,268	$130,494
Supplemental Disclosures
Initial recognition of right-of-use asset	$—	$2,096
Initial recognition of operating lease liabilities	—	2,096
Cash paid during the period for interest	21,699	18,314
Loans transferred to held-for-sale from portfolio	192,768	35,599
Cash dividends declared, paid in subsequent period	585	606
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	4,479	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other period. The March 31, 2020 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2019.

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

Certain reclassifications have been made to the 2019 financial statements to conform to the presentation of the 2020 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2020 and 2019.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Basic earnings per share
Net income	$6,019	$5,696
Weighted-average common shares	9,721,485	10,217,637
Basic earnings per common share	$0.62	$0.56
Diluted earnings per share
Net income	$6,019	$5,696
Weighted-average common shares	9,721,485	10,217,637
Dilutive effect of equity compensation	29,043	12,894
Weighted-average common and incremental shares	9,750,528	10,230,531
Diluted earnings per common share (1)	$0.62	$0.56
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 8,575 and 45,565 for the three months ended March 31, 2020 and 2019, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$71,387	$438	$(1,821)	$70,004
Municipal securities	94,981	4,049	(4,211)	94,819
Agency mortgage-backed securities	279,458	6,901	(3,727)	282,632
Private label mortgage-backed securities	114,363	813	(152)	115,024
Asset-backed securities	5,000	—	(287)	4,713
Corporate securities	43,378	322	(2,210)	41,490
Total available-for-sale	$608,567	$12,523	$(12,408)	$608,682

	March 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,617	$1,061	$—	$15,678
Corporate securities	51,714	2,262	(186)	53,790
Total held-to-maturity	$66,331	$3,323	$(186)	$69,468

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$77,715	$99	$(1,942)	$75,872
Municipal securities	97,447	1,706	(1,501)	97,652
Agency mortgage-backed securities	264,142	1,304	(4,006)	261,440
Private label mortgage-backed securities	63,704	97	(188)	63,613
Asset-backed securities	5,000	—	(45)	4,955
Corporate securities	38,632	220	(1,532)	37,320
Total available-for-sale	$546,640	$3,426	$(9,214)	$540,852

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,142	$226	$—	$10,368
Corporate securities	51,736	588	(132)	52,192
Total held-to-maturity	$61,878	$814	$(132)	$62,560

The Company elected to transfer ten available-for-sale (“AFS”) securities with an aggregate fair value of $4.5 million to a classification of held-to-maturity (“HTM”) on March 1, 2020. The net unrealized holding gain of $0.1 million, net of tax, as the date of the transfer was retained in accumulated other comprehensive loss, with the associated pretax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to interest income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities as of March 1, 2020, with no unrealized gain or loss at that date.

The carrying value of securities at March 31, 2020 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$15	$15
One to five years	19,032	15,068
Five to ten years	81,662	80,465
After ten years	109,037	110,765
	209,746	206,313
Agency mortgage-backed securities	279,458	282,632
Private label mortgage-backed securities	114,363	115,024
Asset-backed securities	5,000	4,713
Total	$608,567	$608,682

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$1,505	$1,584
Five to ten years	52,301	54,610
After ten years	12,525	13,274
Total	$66,331	$69,468

There were less than $0.1 million gross gains resulting from sales of available securities during the three months ended March 31, 2020 and no gross gains or losses resulting from sales of available-for-sale securities during the three months ended March 31, 2019.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2020 and December 31, 2019 was $205.1 million and $317.5 million, which was approximately 30% and 53%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,274	$(96)	$57,775	$(1,725)	$61,049	$(1,821)
Municipal securities	61,974	(4,211)	—	—	61,974	(4,211)
Agency mortgage-backed securities	18,798	(317)	13,516	(3,410)	32,314	(3,727)
Private label mortgage-backed securities	10,201	(122)	2,639	(30)	12,840	(152)
Asset-backed securities	—	—	4,713	(287)	4,713	(287)
Corporate securities	9,274	(286)	20,076	(1,924)	29,350	(2,210)
Total	$103,521	$(5,032)	$98,719	$(7,376)	$202,240	$(12,408)

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$2,814	$(186)	$—	$—	$2,814	$(186)
Total	$2,814	$(186)	$—	$—	$2,814	$(186)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,820	$(61)	$62,182	$(1,881)	$67,002	$(1,942)
Municipal securities	1,279	(1,501)	—	—	1,279	(1,501)
Agency mortgage-backed securities	91,159	(829)	83,212	(3,177)	174,371	(4,006)
Private label mortgage-backed securities	30,077	(180)	2,884	(8)	32,961	(188)
Asset-backed securities	—	—	4,955	(45)	4,955	(45)
Corporate securities	—	—	22,985	(1,532)	22,985	(1,532)
Total	$127,335	$(2,571)	$176,218	$(6,643)	$303,553	$(9,214)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	13,977	(132)	—	—	13,977	(132)
Total	$13,977	$(132)	$—	$—	$13,977	$(132)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three months ended March 31, 2019. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three months ended March 31, 2020 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components		Affected Line Item in the Statements of Income
	Three Months Ended March 31, 2020
Realized gains on securities available-for-sale
Gain realized in earnings	$41	Gain on sale of securities
Total reclassified amount before tax	41	Income Before Income Taxes
Tax expense	11	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$30	Net Income

Note 4:        Loans

Loan balances as of March 31, 2020 and December 31, 2019 are summarized in the table below.

Categories of loans include:

(in thousands)	March 31, 2020	December 31, 2019
Commercial loans
Commercial and industrial	$95,227	$96,420
Owner-occupied commercial real estate	74,737	73,392
Investor commercial real estate	13,421	12,567
Construction	64,581	60,274
Single tenant lease financing	972,275	995,879
Public finance	627,678	687,094
Healthcare finance	372,266	300,612
Small business lending	67,275	60,279
Total commercial loans	2,287,460	2,286,517
Consumer loans
Residential mortgage	218,730	313,849
Home equity	23,855	24,306
Other consumer	296,605	295,309
Total consumer loans	539,190	633,464
Total commercial and consumer loans	2,826,650	2,919,981
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	65,443	43,566
Total loans	2,892,093	2,963,547
Allowance for loan losses	(22,857)	(21,840)
Net loans	$2,869,236	$2,941,707

(1) Includes carrying value adjustments of $44.6 million and $21.4 million as of March 31, 2020 and December 31, 2019, respectively, related to interest rate swaps associated with public finance loans.

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

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for practice acquisition refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities if the real estate is held in a separate entity and secondarily on the underlying collateral provided by the borrower. This portfolio segment was initially concentrated in the Western United States but has been growing rapidly throughout the rest of the country with the addition of a growing sales force located in Eastern and Midwestern markets.

Small Business Lending: These loans are to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration ("SBA"). We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment purchases. This portfolio segment has an emerging geography, with a nationwide focus.

Residential Mortgage: With respect to residential loans that are secured by 1-to-4 family residences and are generally owner occupied, the Company typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-to-4 family residences. The properties securing the home equity portfolio segment are generally geographically diverse as the Company offers these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.
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

The following tables present changes in the balance of the ALLL during the three months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$346	$(197)	$—	$1,670
Owner-occupied commercial real estate	561	84	—	—	645
Investor commercial real estate	109	19	—	—	128
Construction	380	80	—	—	460
Single tenant lease financing	11,175	(420)	—	—	10,755
Public finance	1,580	(97)	—	—	1,483
Healthcare finance	3,247	1,071	—	—	4,318
Small business lending	54	203	—	8	265
Residential mortgage	657	(143)	(15)	1	500
Home equity	46	5	—	2	53
Other consumer	2,510	313	(286)	43	2,580
Total	$21,840	$1,461	$(498)	$54	$22,857

(in thousands)	Three Months Ended March 31, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,384	$79	$(112)	$—	$1,351
Owner-occupied commercial real estate	783	(38)	—	—	745
Investor commercial real estate	61	42	—	—	103
Construction	251	16	—	—	267
Single tenant lease financing	8,827	541	—	—	9,368
Public finance	1,670	(20)	—	—	1,650
Healthcare finance	1,264	467	—	—	1,731
Small business lending	203	(8)	—	—	195
Residential mortgage	1,079	(36)	—	1	1,044
Home equity	53	(6)	—	2	49
Other consumer	2,321	248	(317)	86	2,338
Total	$17,896	$1,285	$(429)	$89	$18,841

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2020 and December 31, 2019.

(in thousands)	Loans			Allowance for Loan Losses
March 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$94,329	$898	$95,227	$1,561	$109	$1,670
Owner-occupied commercial real estate	74,142	595	74,737	645	—	645
Investor commercial real estate	13,421	—	13,421	128	—	128
Construction	64,581	—	64,581	460	—	460
Single tenant lease financing	967,595	4,680	972,275	9,095	1,660	10,755
Public finance	627,678	—	627,678	1,483	—	1,483
Healthcare finance	372,266	—	372,266	4,318	—	4,318
Small business lending	63,948	3,327	67,275	265		265
Residential mortgage	217,370	1,360	218,730	500	—	500
Home equity	23,855	—	23,855	53	—	53
Other consumer	296,557	48	296,605	2,580	—	2,580
Total	$2,815,742	$10,908	$2,826,650	$21,088	$1,769	$22,857

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$93,520	$2,900	$96,420	$1,412	$109	$1,521
Owner-occupied commercial real estate	71,067	2,325	73,392	561	—	561
Investor commercial real estate	12,567	—	12,567	109	—	109
Construction	60,274	—	60,274	380	—	380
Single tenant lease financing	991,199	4,680	995,879	9,515	1,660	11,175
Public finance	687,094	—	687,094	1,580	—	1,580
Healthcare finance	300,612	—	300,612	3,247	—	3,247
Small business lending	56,941	3,338	60,279	54		54
Residential mortgage	312,714	1,135	313,849	657	—	657
Home equity	24,306	—	24,306	46	—	46
Other consumer	295,266	43	295,309	2,510	—	2,510
Total	$2,905,560	$14,421	$2,919,981	$20,071	$1,769	$21,840

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$91,028	$3,301	$898	$95,227
Owner-occupied commercial real estate	74,142	—	595	74,737
Investor commercial real estate	13,421	—	—	13,421
Construction	64,581	—	—	64,581
Single tenant lease financing	959,161	8,434	4,680	972,275
Public finance	627,678	—	—	627,678
Healthcare finance	371,203	1,063	—	372,266
Small business lending	62,226	1,722	3,327	67,275
Total commercial loans	$2,263,440	$14,520	$9,500	$2,287,460

	March 31, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$217,739	$991	$218,730
Home equity	23,855	—	23,855
Other consumer	296,566	39	296,605
Total consumer loans	$538,160	$1,030	$539,190

	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,818	$3,973	$2,629	$96,420
Owner-occupied commercial real estate	71,068	1,727	597	73,392
Investor commercial real estate	12,567	—	—	12,567
Construction	60,274	—	—	60,274
Single tenant lease financing	983,448	7,751	4,680	995,879
Public finance	687,094	—	—	687,094
Healthcare finance	300,612	—	—	300,612
Small business lending	55,206	1,735	3,338	60,279
Total commercial loans	$2,260,087	$15,186	$11,244	$2,286,517

	December 31, 2019
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$313,088	$761	$313,849
Home equity	24,306	—	24,306
Other consumer	295,276	33	295,309
Total consumer loans	$632,670	$794	$633,464

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$285	$285	$94,942	$95,227	$218	$73
Owner-occupied commercial real estate	—	—	464	464	74,273	74,737	464	—
Investor commercial real estate	—	—	—	—	13,421	13,421	—	—
Construction	—	—	—	—	64,581	64,581	—	—
Single tenant lease financing	—	—	4,680	4,680	967,595	972,275	4,680	—
Public finance	—	—	—	—	627,678	627,678	—	—
Healthcare finance	—	—	—	—	372,266	372,266	—	—
Small business lending	676	43	926	1,645	65,630	67,275	926	—
Residential mortgage	870	—	1,042	1,912	216,818	218,730	991	51
Home equity	—	—	—	—	23,855	23,855	—	—
Other consumer	95	149	1	245	296,360	296,605	39	1
Total	$1,641	$192	$7,398	$9,231	$2,817,419	$2,826,650	$7,318	$125

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$15	$96	$122	$233	$96,187	$96,420	$226	$—
Owner-occupied commercial real estate	—	—	464	464	72,928	73,392	464	—
Investor commercial real estate	—	—	—	—	12,567	12,567	—	—
Construction	—	—	—	—	60,274	60,274	—	—
Single tenant lease financing	—	4,680	—	4,680	991,199	995,879	4,680	—
Public finance	—	—	—	—	687,094	687,094	—	—
Healthcare finance	—	—	—	—	300,612	300,612	—	—
Small business lending	54		—	54	60,225	60,279	—	—
Residential mortgage	—	—	1,177	1,177	312,672	313,849	761	416
Home equity	—	—	—	—	24,306	24,306	—	—
Other consumer	240	107	—	347	294,962	295,309	33	—
Total	$309	$4,883	$1,763	$6,955	$2,913,026	$2,919,981	$6,164	$416

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

The following table presents the Company’s impaired loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$695	$697	$—	$2,693	$2,694	$—
Owner-occupied commercial real estate	595	598	—	2,325	2,327	—
Small business lending	3,327	3,327	—	3,338	3,338	—
Residential mortgage	1,360	1,450	—	1,135	1,209	—
Other consumer	48	116	—	43	107	—
Total	6,025	6,188	—	9,534	9,675	—
Loans with a specific valuation allowance
Commercial and industrial	203	240	109	207	244	109
Single tenant lease financing	4,680	4,680	1,660	4,680	4,680	1,660
Total	4,883	4,920	1,769	4,887	4,924	1,769
Total impaired loans	$10,908	$11,108	$1,769	$14,421	$14,599	$1,769

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$2,066	$18	$4,699	$81
Owner-occupied commercial real estate	1,890	2	1,253	13
Small business lending	3,332	—	952	14
Residential mortgage	1,274	—	2,054	—
Home equity	—	—	41	—
Other consumer	45	—	76	—
Total	8,607	20	9,075	108
Loans with a specific valuation allowance
Commercial and industrial	204	—	—	—
Single tenant lease financing	4,680	—	—	—
Total	4,884	—	—	—
Total impaired loans	$13,491	$20	$9,075	$108

The Company had no residential mortgage other real estate owned as of March 31, 2020 and December 31, 2019. There were no loans in the process of foreclosure at March 31, 2020 and December 31, 2019.

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or using the current fair value of the collateral, less selling costs, for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the allowance.

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

There were no commercial and industrial loans classified as new TDRs during the three months ended March 31, 2020 and 2019. There were no performing TDRs that had payment defaults within the twelve months following modification during the three months ended March 31, 2020 and 2019.

Non-TDR Loan Modifications due to COVID-19

The “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” was issued by our banking regulators on March 22, 2020. This guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. The modifications completed in the three months ended March 31, 2020 consisted of only loans in the healthcare finance portfolio with total balances of $233.5 million.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2020 and December 31, 2019.

(in thousands)	March 31, 2020	December 31, 2019
Land	$2,500	$2,500
Right of use leased asset	1,450	1,602
Building and improvements	14,291	10,004
Furniture and equipment	10,258	9,689
Less: accumulated depreciation	(9,616)	(9,165)
Total	$18,883	$14,630

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

The following table shows the components of lease expense.

(in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$215	$187

The following table shows supplemental cash flow information related to leases.

(in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231	$200

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

(dollars in thousands)
	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$(1,485)	$1,602
Operating lease liabilities	(1,485)	1,602

Weighted-average remaining lease term (years)
Operating leases	2.2	2.4

Weighted-average discount rate
Operating leases	2.0%	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of March 31, 2020.

(in thousands)
Twelve months ended March 31,
2021	$824
2022	315
2023	230
2024	58
2025	—
Thereafter	—
Total lease payments	1,427
Less: imputed interest	(39)
Total	$1,388

Note 7:        Goodwill

As of March 31, 2020 and December 31, 2019, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2020.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2019.

Due to the impact of COVID-19 on the economy and the financial markets, the Company evaluated goodwill and determined no triggering event has occurred since the last goodwill impairment test was conducted.

Note 8:	Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 31, 2020 and 2019 are shown in the table below.

(in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Beginning balance	$2,481	$—
Additions	113	—
Changes in fair value	(179)	—
Ending balance	$2,415	$—

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2020 and December 31, 2019 are shown in the table below.

(in thousands)
	March 31, 2020	December 31, 2019
Loan portfolios serviced for:
SBA guaranteed loans	$103,878	$103,981
Total	$103,878	$103,981

Loan servicing revenue totaled $0.3 million for the three months ended March 31, 2020. There was no loan servicing revenue for the three months ended March 31, 2019. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.2 million downward valuation for the three months ended March 31, 2020.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Though fluctuations in prepayment speeds and changes in secondary market premiums generally have the most substantial impact on the fair value of servicing rights, other influencing factors include changing economic conditions, changes to the discount rate assumption and the weighted average life of the servicing portfolio. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time; however, those assumptions may change over time. Refer to Note 12 - Fair Value of Financial Instruments for further details.

Note 9:        Subordinated Debt

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

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	10,000	(132)	10,000	(138)
2026 Notes	25,000	(808)	25,000	(839)
2029 Notes	37,000	(1,455)	37,000	(1,495)
Total	$72,000	$(2,395)	$72,000	$(2,472)

Note 10:        Benefit Plans

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

The Company recorded $0.6 million of share-based compensation expense for the three months ended March 31, 2020, related to awards made under the 2013 Plan. The company recorded $0.5 million of share-based compensation expense for the three months ended March 31, 2019, related to awards made under the 2013 plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2020, and activity for the three months ended March 31, 2020.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	107,244	$29.03	—	$—	—	$—
Granted	66,756	27.56	13,164	27.56	3	23.48
Vested	(48,499)	30.34	(3,336)	27.56	(3)	23.48
Forfeited	—	—	(1,638)	27.56	—	—
Nonvested at March 31, 2020	125,501	$27.74	8,190	$27.56	—	$—

At March 31, 2020, the total unrecognized compensation cost related to nonvested awards was $3.6 million with a weighted-average expense recognition period of 2.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2020.

Deferred Stock Rights
Outstanding, beginning of period	84,505
Granted	214
Exercised	—
Outstanding, end of period	84,719

All deferred stock rights granted during the 2020 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At March 31, 2020 and December 31, 2019, the Company had outstanding loan commitments totaling approximately $295.9 million and $254.4 million, respectively.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”). As of March 31, 2020, the Company has committed to contribute up to $1.7 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts in the amount of $65.1 million. As of March 31, 2020, $58.9 million of such contract commitments had not yet been incurred. These commitments are due within two years.

Note 12:        Fair Value of Financial Instruments

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2020 or December 31, 2019.

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Servicing Asset

Fair value is based on a loan-by-loan basis taking into consideration the original maturity of the loans, the current age of the loans and the remaining term to maturity. The valuation methodology utilized for the servicing assets begins with generating estimated future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions (Level 3).

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019.

		March 31, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$70,004	$—	$70,004	$—
Municipal securities	94,819	—	94,819	—
Agency mortgage-backed securities	282,632	—	282,632	—
Private label mortgage-backed securities	115,024		115,024	—
Asset-backed securities	4,713	—	4,713	—
Corporate securities	41,490	—	41,490	—
Total available-for-sale securities	608,682	—	608,682	—
Servicing asset	2,415	—	—	2,415
Interest rate swap liabilities	(78,552)	—	(78,552)	—
Loans held-for-sale (mandatory pricing agreements)	52,394	—	52,394	—
Forward contracts	(2,298)	(2,298)	—	—
IRLCs	2,064	—	—	2,064

		December 31, 2019 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,872	$—	$75,872	$—
Municipal securities	97,652	—	97,652	—
Agency mortgage-backed securities	261,440	—	261,440	—
Private label mortgage-backed securities	63,613	—	63,613	—
Asset-backed securities	4,955	—	4,955	—
Corporate securities	37,320	—	37,320	—
Total available-for-sale securities	540,852	—	540,852	—
Servicing asset	2,481	—	—	2,481
Interest rate swap liabilities	(37,786)	—	(37,786)	—
Loans held-for-sale (mandatory pricing agreements)	56,097	—	56,097	—
Forward contracts	(153)	(153)	—	—
IRLCs	910	—	—	910

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2020 and 2019.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2020	$2,481	$910
Total realized (losses) gains
Additions	113	—
Change in fair value	(179)	1,154
Balance, March 31, 2020	2,415	2,064

Balance as of January 1, 2019	$—	$389
Total realized gains
Change in fair value	—	392
Balance, March 31, 2019	$—	$781

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2020 and December 31, 2019.

		December 31, 2019
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,019	$—	$—	$3,019

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
IRLCs	$2,064	Discounted cash flow	Loan closing rates	36% - 100%	56%
Servicing asset	2,415	Discounted cash flow	Prepayment speeds	0% - 25%	14.4%
			Expected weighted-average loan life	3.3 - 5.3 years	4.7 years

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$3,019	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	910	Discounted cash flow	Loan closing rates	50% - 100%	84%
Servicing asset	2,481	Discounted cash flow	Prepayment speeds	0% - 25%	13.5%
			Expected weighted-average loan life	3.2 - 5.7 years	5.0 years

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2020 and December 31, 2019.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2020 and December 31, 2019.

	March 31, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$351,268	$351,268	$351,268	$—	$—
Securities held-to-maturity	66,331	69,468	—	69,468	—
Net loans	2,869,236	2,842,894	—	—	2,842,894
Accrued interest receivable	16,960	16,960	16,960	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,506	3,245,748	1,156,978	—	2,088,770
Advances from Federal Home Loan Bank	514,911	546,378	—	546,378	—
Subordinated debt	69,605	61,092	50,890	10,202	—
Accrued interest payable	3,293	3,293	3,293	—	—

	December 31, 2019 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$327,361	$327,361	$327,361	$—	$—
Securities held-to-maturity	61,878	62,560	—	62,560	—
Net loans	2,941,707	2,876,688	—	—	2,876,688
Accrued interest receivable	18,607	18,607	18,607	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,153,963	3,232,065	1,002,141	—	2,229,924
Advances from Federal Home Loan Bank	514,910	520,950	—	520,950	—
Subordinated debt	69,528	75,206	64,996	10,210	—
Accrued interest payable	3,767	3,767	3,767	—	—

Note 13:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and typically sells a majority of the originated loans into the secondary market. For most of the mortgages it sells in the secondary market, the Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 14 for further information on derivative financial instruments.

During the three months ended March 31, 2020 and 2019, the Company originated mortgage loans held-for-sale of $215.4 million and $75.2 million, respectively, and sold $225.5 million and $81.0 million of mortgage loans, respectively, into the secondary market. Additionally, the Company sold $90.8 million of portfolio residential mortgage loans during the three months ended March 31, 2020 and sold $5.2 million of portfolio residential mortgage loans during the three months ended March 31, 2019.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Gain on loans sold	$4,343	$1,473
Gain (loss) resulting from the change in fair value of loans held-for-sale	316	(182)
(Loss) gain resulting from the change in fair value of derivatives	(991)	326
Net revenue from mortgage banking activities	$3,668	$1,617

Fluctuations in interest rates and changes in IRLC and loan volume within the mortgage banking pipeline may cause volatility in the fair value of loans held-for-sale and the fair value of derivatives used to hedge the mortgage banking pipeline.

Note 14:        Derivative Financial Instruments

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2020 and December 31, 2019.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Loans	$494,019	$474,957	$44,586	$21,440
Securities available-for-sale (1)	152,551	151,538	6,790	2,802
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both March 31, 2020 and December 31, 2019, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) March 31, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$424,834	5.3	$(44,872)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	3.9	(6,793)	3-month LIBOR	2.54%
Total at March 31, 2020	$513,034	5.0	$(51,665)	3-month LIBOR	2.80%

(dollars in thousands) December 31, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$427,446	5.5	$(21,551)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	4.1	(2,806)	3-month LIBOR	2.54%
Total at December 31, 2019	$515,646	5.3	$(24,357)	3-month LIBOR	2.80%

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2020 and December 31, 2019.

(dollars in thousands) March 31, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.8	$(17,509)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3.7	(9,378)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.1	$(8,390)	3-month LIBOR	2.88%
Interest rate swaps	100,000	4.0	(5,040)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $81.3 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at March 31, 2020 and December 31, 2019, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$—	$—
Interest rate swaps associated with securities available-for-sale	—	—	—	—
Derivatives not designated as hedging instruments
IRLCs	139,907	2,064	56,256	910
Total contracts	$139,907	$2,064	$56,256	$910
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$424,834	$(44,872)	$427,446	$(21,551)
Interest rate swaps associated with securities available-for-sale	88,200	(6,793)	88,200	(2,806)
Interest rate swaps associated with liabilities	210,000	(26,887)	210,000	(13,429)
Derivatives not designated as hedging instruments
Forward contracts	106,750	(2,298)	115,000	(153)
Total contracts	$829,784	$(80,850)	$840,646	$(37,939)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2020 and 2019.

	Amount of Loss Recognized in Other Comprehensive (Loss) Income in The Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Interest rate swap agreements	$(13,458)	$(3,572)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$1,154	$392

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$(2,145)	$(67)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three months ended March 31, 2020 and 2019.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended
	March 31, 2020	March 31, 2019
Interest income
Loans	$(1,224)	$21
Securities - taxable	(91)	(7)
Securities - non-taxable	(67)	45
Total interest income	(1,382)	59
Interest expense
Deposits	307	90
Other borrowed funds	322	34
Total interest expense	629	124
Net interest income	$(2,011)	$(65)

Note 15:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net change in unrealized gain (loss)	6,299	(13,458)	(7,159)
Reclassification of gain realized and included in earnings	(41)	—	(41)
Accumulated other comprehensive income (loss) before income tax	1,870	(23,261)	(21,391)
Income tax provision (benefit)	2,109	(3,634)	(1,525)
Balance, March 31, 2020	$(239)	$(19,627)	$(19,866)

Balance, January 1, 2019	$(13,360)	$(3,181)	$(16,541)
Net change in unrealized gain (loss)	6,910	(3,572)	3,338
Accumulated other comprehensive loss before income tax	(6,450)	(6,753)	(13,203)
Income tax provision (benefit)	1,930	(965)	965
Balance, March 31, 2019	$(8,380)	$(5,788)	$(14,168)

Note 16:     Recent Accounting Pronouncements

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

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (August 2018)

The amendments in this update modify the disclosure requirements on fair value measurements in ASC Topic 820. This ASU eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. In addition, this ASU requires entities that calculate net asset value to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. This ASU also adds new requirements, which include the disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance and it did not have a material impact on the condensed consolidated financial statements.

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In March 2020 in connection with the implementation of the CARES Act and related provisions, the Company elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19. Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

In 2018, we identified small business as an area for potential growth in loans, revenue and deposits. We believe that we can differentiate ourselves from larger financial institutions through providing a full suite of services to emerging small businesses and entrepreneurs. We have begun adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs, including loans originated under the Small Business Administration (“SBA”) guidelines. To accelerate our efforts in this area, on November 1, 2019 we acquired a loan portfolio, a servicing portfolio and a team of experienced SBA professionals from First Colorado National Bank. As of March 31, 2020, the principal balance of loans acquired was approximately $31.3 million and was comprised primarily of SBA 7(a) loans while the principal balance of the servicing portfolio acquired was approximately $89.2 million and consisted of guaranteed SBA 7(a) loans sold in the secondary market. We expect to continue adding personnel to build out a nationwide small business platform.

COVID-19 Pandemic

The coronavirus pandemic (“COVID-19”) has caused health and economic concerns across the world and continues to have negative effects on global, national and local economies. In response, federal, state and local governments have recently passed laws intended to provide relief to affected businesses and individuals and to stimulate national and local economies. While the ongoing spread of COVID-19 did not have a material impact on our operating results as of March 31, 2020, a sustained outbreak could have an adverse affect on our financial condition and results of operations in future periods. The ultimate impact of COVID-19 on our business is highly uncertain as the extent of the pandemic is unknown, and we cannot predict with confidence when restrictions on businesses and individuals will be lifted and the economies in which we operate return to conditions existing prior to COVID-19. As a result of actions taken to either contain or reduce the impact of COVID-19, we may experience issues that negatively impact our business, such as a decline in the liquidity of our borrowers or volatility in interest rates affecting our rate-sensitive assets and liabilities.

To date, our response to COVID-19 has centered around supporting our employees, caring for our communities and serving our clients. We fully implemented our Company-wide business continuity plan in order to continue conducting business while focusing on the health and safety of our employees, clients and community. The majority of our workforce is working remotely and for those that continue to come into the office we have implemented social distancing policies and increased cleaning protocols and frequency at all Company locations. With regard to our community, among other things, we have announced a $250,000 grant in April 2020 to provide financial stimulus to small businesses and not-for-profits in Marion and Hamilton counties in Indiana.

As a digitally-focused institution without branch locations, we believe we have been able to continue serving clients while minimizing operational disruptions caused by COVID-19. For clients affected by COVID-19, we have offered loan payment deferral programs and, as a preferred SBA lender, we have assisted clients in participating in the Paycheck Protection Program (“PPP”). Despite the challenging environment, we have continued to prudently extend credit to both commercial and consumer clients.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is administered by the SBA. Loans originated under the PPP have a two-year term, bear an interest rate of 1.00% and are designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19. These loans will be forgiven if the funds were used for payroll costs and other qualifying business expenses as long as 75% of the forgiven amount was used to maintain payroll costs. The federal government approved an initial appropriation of $349.0 billion for PPP loans and when that was depleted approved an additional $310.0 billion. As a preferred SBA lender, we assisted our clients in participating in both rounds of the PPP. Through May 1, 2020, we provided

437 PPP loans totaling $59.6 million, with an average loan size of $136,000, to help small businesses maintain their workforces in an uncertain and challenging environment.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters.

(dollars in thousands except for per share data)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income Statement Summary:
Net interest income	$15,018	$15,374	$15,244	$16,105	$16,244
Provision for loan losses	1,461	468	2,824	1,389	1,285
Noninterest income	6,211	5,405	5,558	3,454	2,372
Noninterest expense	13,486	12,613	11,203	11,709	11,109
Income tax provision	263	602	449	340	526
Net income	$6,019	$7,096	$6,326	$6,121	$5,696
Per Share Data:
Earnings per share - basic	$0.62	$0.72	$0.63	$0.60	$0.56
Earnings per share - diluted	$0.62	$0.72	$0.63	$0.60	$0.56
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06
Book value per common share	$31.13	$31.30	$30.30	$29.56	$29.03
Tangible book value per common share [1]	$30.65	$30.82	$29.82	$29.10	$28.57
Common shares outstanding	9,801,825	9,741,800	9,741,800	10,016,458	10,128,587
Average common shares outstanding:
Basic	9,721,485	9,825,784	9,979,603	10,148,285	10,217,637
Diluted	9,750,528	9,843,829	9,980,612	10,148,285	10,230,531
Dividend payout ratio [2]	9.68%	8.33%	9.52%	10.00%	10.71%
Performance Ratios:
Return on average assets	0.59%	0.69%	0.63%	0.65%	0.64%
Return on average shareholders’ equity	7.78%	9.46%	8.40%	8.26%	7.91%
Return on average tangible common equity [1]	7.90%	9.61%	8.53%	8.39%	8.04%
Net interest margin	1.50%	1.51%	1.54%	1.73%	1.86%
Net interest margin - FTE [1,3]	1.65%	1.67%	1.70%	1.91%	2.04%
Noninterest expense to average assets	1.32%	1.22%	1.11%	1.23%	1.24%
Capital Ratios:
Total shareholders’ equity to assets	7.32%	7.44%	7.21%	7.48%	8.01%
Tangible common equity to tangible assets ratio [1]	7.22%	7.33%	7.10%	7.37%	7.89%
Tier 1 leverage ratio	7.82%	7.64%	7.66%	8.06%	8.34%
Common equity tier 1 capital ratio	10.76%	10.84%	10.93%	11.08%	11.66%
Tier 1 capital ratio	10.76%	10.84%	10.93%	11.08%	11.66%
Total risk-based capital ratio	13.87%	13.99%	14.17%	14.31%	13.68%

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

During the first quarter 2020, net income was $6.0 million, or $0.62 per diluted share, compared to the first quarter 2019 net income of $5.7 million, or $0.56 per diluted share, representing an increase in net income of $0.3 million, or 5.7%.

The $0.3 million increase in net income in the first quarter 2020 compared to the first quarter 2019 was due primarily to an increase of $3.8 million, or 161.8%, in noninterest income and a decrease of $0.3 million, or 50.0%, in income tax expense, partially offset by a $0.2 million, or 13.7%, increase in provision for loan losses, a $2.4 million, or 21.4%, increase in noninterest expense and a decrease of $1.2 million, or 7.5%, in net interest income.

During the first quarter 2020, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.59% and 7.78%, respectively, compared to 0.64% and 7.91%, respectively, for the first quarter 2019. The decrease in ROAA for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due primarily to the Company’s growth in average assets. The decrease in ROAE during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 resulted primarily from the Company’s growth in average shareholders’ equity. The increase in average shareholder’s equity was due mainly to an increase in retained earnings.

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

(dollars in thousands)	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,977,994	$30,408	4.11%	$2,981,333	$31,574	4.20%	$2,774,852	$29,218	4.27%
Securities - taxable	531,046	3,619	2.74%	497,739	3,475	2.77%	429,020	3,324	3.14%
Securities - non-taxable	99,833	572	2.30%	99,310	604	2.41%	94,245	684	2.94%
Other earning assets	415,927	1,645	1.59%	452,945	2,224	1.95%	246,732	1,773	2.91%
Total interest-earning assets	4,024,800	36,244	3.62%	4,031,327	37,877	3.73%	3,544,849	34,999	4.00%

Allowance for loan losses	(22,059)			(21,967)			(18,229)
Noninterest-earning assets	97,191			98,856			100,888
Total assets	$4,099,932			$4,108,216			$3,627,508

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$122,925	$219	0.72%	$122,031	$223	0.73%	$109,453	$212	0.79%
Regular savings accounts	30,345	78	1.03%	34,298	94	1.09%	38,853	108	1.13%
Money market accounts	866,605	3,743	1.74%	752,941	3,653	1.92%	563,106	2,752	1.98%
Certificates and brokered deposits	2,069,170	13,168	2.56%	2,201,231	14,447	2.60%	2,017,262	12,314	2.48%
Total interest-bearing deposits	3,089,045	17,208	2.24%	3,110,501	18,417	2.35%	2,728,674	15,386	2.29%
Other borrowed funds	584,465	4,018	2.76%	584,386	4,086	2.77%	540,705	3,369	2.53%
Total interest-bearing liabilities	3,673,510	21,226	2.32%	3,694,887	22,503	2.42%	3,269,379	18,755	2.33%
Noninterest-bearing deposits	60,456			49,570			42,551
Other noninterest-bearing liabilities	54,961			66,136			23,695
Total liabilities	3,788,927			3,810,593			3,335,625

Shareholders’ equity	311,005			297,623			291,883
Total liabilities and shareholders’ equity	$4,099,932			$4,108,216			$3,627,508

Net interest income		$15,018			$15,374			$16,244

Interest rate spread [1]			1.30%			1.31%			1.67%
Net interest margin [2]			1.50%			1.51%			1.86%
Net interest margin - FTE [3]			1.65%			1.67%			2.04%
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

(dollars in thousands)	Three Months Ended March 31, 2020 vs. December 31, 2019 Due to Changes in			Three Months Ended March 31, 2020 vs. March 31, 2019 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(58)	$(1,108)	$(1,166)	$6,661	$(5,471)	$1,190
Securities – taxable	381	(237)	144	2,427	(2,132)	295
Securities – non-taxable	20	(52)	(32)	234	(346)	(112)
Other earning assets	(178)	(401)	(579)	3,844	(3,972)	(128)
Total	165	(1,798)	(1,633)	13,166	(11,921)	1,245

Interest expense
Interest-bearing deposits	(155)	(1,054)	(1,209)	3,905	(2,083)	1,822
Other borrowed funds	2	(70)	(68)	306	343	649
Total	(153)	(1,124)	(1,277)	4,211	(1,740)	2,471

Increase (decrease) in net interest income	$318	$(674)	$(356)	$8,955	$(10,181)	$(1,226)

Net interest income for the first quarter 2020 was $15.0 million, a decrease of $1.2 million, or 7.5%, compared to $16.2 million for the first quarter 2019. The decrease in net interest income was primarily the result of a $2.5 million, or 13.2%, increase in total interest expense to $21.2 million for the first quarter 2020 from $18.8 million for the first quarter 2019. The increase in total interest expense was partially offset by a $1.2 million, or 3.6%, increase in total interest income to $36.2 million for the first quarter 2020 from $35.0 million for the first quarter 2019.

The increase in total interest income for the first quarter 2020 compared to the first quarter 2019 was due primarily to an increase in interest earned on loans resulting from an increase of $203.1 million, or 7.3%, in the average balance of loans, including loans held-for-sale, partially offset by a decline of 16 basis point (“bp”) in the yield earned on these balances. Interest income earned on securities increased as well, due to an increase in the average balance of securities of $107.6 million, or 20.6%, offset by a decline of 44 bps in the yield earned on these assets for the first quarter 2020 compared to the first quarter 2019. The overall yield on interest-earning assets for the first quarter of 2020 declined to 3.62% from 4.00% in the prior year quarter due primarily to the continued decline in market interest rates from the year-ago period. The decline in interest rates negatively impacted the yields earned on variable rate loans, including fixed rate loans that have been effectively converted to variable rate loans through the use of interest rate swap agreements, and new loan originations as well as variable rate securities and cash balances, which remained elevated throughout the first quarter 2020.

The increase in total interest expense for the first quarter 2020 compared to the first quarter 2019 was driven primarily by an increase of $360.4 million, or 13.2%, in the average balance of interest-bearing deposits, partially offset by a 5 bp decline in the cost of funds related to these deposits. The increase in interest expense associated with interest-bearing deposits was due primarily to a $303.5 million, or 53.9%, increase in average money market balances as well as a $51.9 million, or 2.6%, increase in average certificates and brokered deposits balances. The decrease in the cost of funds primarily reflects a decline in the rate paid on money market accounts as well as a shift in the deposit mix due to the growth in money market balances. Compared to the first quarter 2019, the cost of money market deposits decreased 24 bps and the average balance of money market accounts comprised 28.1% of total interest-bearing deposits in the first quarter 2020 versus 20.6% in the first quarter 2019.

Interest expense related to other borrowed funds also contributed to the increase in total interest expense due to a $43.8 million, or 8.1%, increase in the average balance of other borrowed funds as well as a 23 bp increase in the cost of these funds for the first quarter 2020 compared to the first quarter 2019. The increase in both the average balance and cost of other borrowed funds was due to the Company issuing $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes in June 2019.

Net interest margin (“NIM”) was 1.50% for the first quarter 2020 compared to 1.86% for the first quarter 2019. The decrease in NIM for the first quarter 2020 compared to the first quarter 2019 was driven primarily by the decline in the yield earned on interest-earning assets as discussed above. On a fully-taxable equivalent basis, NIM was 1.65% for the first quarter 2020 compared to 2.04% for the first quarter 2019. As a result of COVID-19, economic uncertainties, including potential volatility in interest rates affecting our rate-sensitive assets and liabilities, may put downward pressure on net interest margin.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

(in thousands)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Service charges and fees	$212	$213	$211	$225	$236
Loan servicing revenue	251	166	—	—	—
Loan servicing asset revaluation	(179)	—	—	—	—
Mortgage banking activities	3,668	2,953	4,307	2,664	1,617
Gain (loss) on sale of loans	1,801	1,721	523	(66)	(104)
Gain (loss) on sale of securities	41	—	—	(458)	—
Other	417	352	517	1,089	623
Total noninterest income	$6,211	$5,405	$5,558	$3,454	$2,372

During the first quarter 2020, noninterest income was $6.2 million, representing an increase of $3.8 million, or 161.8%, compared to $2.4 million for the first quarter 2019. The increase was due primarily to increases in revenue from mortgage banking activities and gain on sale of loans. The increase in mortgage banking revenue was due mainly to an increase in mandatory pipeline volumes as the year-over-year decline in market interest rates drove increased interest rate lock commitment and origination activity. The increase in gain on sale of loans was due to the Company selling single tenant lease financing, public finance, portfolio residential mortgages and SBA 7(a) loans with book values totaling $190.7 million during the first quarter 2020, recognizing a net gain of $1.8 million, as compared to a $0.1 million loss on sale of loans in the first quarter 2019, when the Company sold $31.5 million of seasoned lower-yielding public finance and portfolio residential mortgage loans. Compared to the first quarter 2019, the Company also recognized loan servicing revenue, net of the loan servicing asset revaluation, in connection with the SBA 7(a) servicing portfolio acquired in the fourth quarter 2019.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

(in thousands)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Salaries and employee benefits	$7,774	$7,168	$6,883	$6,642	$6,321
Marketing, advertising and promotion	375	409	456	466	469
Consulting and professional services	1,177	1,242	778	835	814
Data processing	375	312	381	328	317
Loan expenses	599	289	247	292	314
Premises and equipment	1,625	1,556	1,506	1,497	1,500
Deposit insurance premium	485	601	—	747	555
Other	1,076	1,036	952	902	819
Total noninterest expense	$13,486	$12,613	$11,203	$11,709	$11,109

Noninterest expense for the first quarter 2020 was $13.5 million, compared to $11.1 million for the first quarter 2019. The increase of $2.4 million, or 21.4%, compared to the first quarter 2019 was due primarily to increases of $1.5 million in salaries and employee benefits, $0.4 million in consulting and professional services, $0.3 million in loan expenses, $0.3 million in other and $0.1 million in premises and equipment. The increase in salaries and employee benefits was due mainly to an increase in headcount which includes the impact of personnel growth associated with the Company’s small business lending platform as well as increased mortgage incentive compensation. The increase in consulting and professional services was due primarily to an increase in recruiting fees and director compensation. The increase in loan expenses was driven primarily by costs associated with nonperforming loans. The increase in other expenses was due to various items, none of which were deemed significant individually. The increase in premises and equipment was due primarily to higher software expense.
Income tax provision was $0.3 million for the first quarter 2020, resulting in an effective tax rate of 4.2%, compared to $0.5 million and an effective tax rate of 8.5% for the first quarter 2019. The decrease in both income tax provision and the effective tax rate was due primarily to the impact of the CARES Act, which was signed into law on March 27, 2020.  The CARES Act provided the opportunity to carryback certain federal net operating losses based on the difference between the current statutory rate and the statutory rate in effect during the period to which the net operating loss will be carried back.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total assets	$4,168,146	$4,100,083	$4,095,491	$3,958,829	$3,670,176
Loans	2,892,093	2,963,547	2,881,272	2,861,156	2,839,928
Total securities	675,013	602,730	591,549	558,160	551,604
Loans held-for-sale	52,394	56,097	41,119	30,642	13,706
Noninterest-bearing deposits	70,562	57,115	50,560	44,040	45,878
Interest-bearing deposits	3,107,944	3,096,848	3,097,682	2,962,223	2,765,230
Total deposits	3,178,506	3,153,963	3,148,242	3,006,263	2,811,108
Advances from Federal Home Loan Bank	514,911	514,910	514,908	514,906	495,146
Total shareholders’ equity	305,127	304,913	295,140	296,120	294,013

Total assets increased $68.1 million, or 1.7%, to $4.2 billion at March 31, 2020 compared to $4.1 billion at December 31, 2019. Deposit growth of $24.5 million, or 0.8%, and the decline in the total loan balances of $71.5 million, or 2.4%, driven by loan sales during the first quarter 2020, led to an increase in liquid assets as securities balances increased $72.3 million, or 12.0%, and cash balances increased $23.9 million, or 7.3%. The increase in balance sheet liquidity was reflected in the percentage of loans to deposits, which declined to 91.0% as of March 31, 2020, compared to 94.0% as of December 31, 2019.

Loan Portfolio Analysis

The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
Commercial loans
Commercial and industrial	$95,227	3.3%	$96,420	3.3%	$88,874	3.1%	$106,517	3.7%	$110,560	3.8%
Owner-occupied commercial real estate	74,737	2.6%	73,392	2.5%	74,384	2.6%	71,908	2.5%	75,317	2.7%
Investor commercial real estate	13,421	0.5%	12,567	0.4%	11,852	0.4%	21,179	0.7%	11,188	0.4%
Construction	64,581	2.2%	60,274	2.0%	54,131	1.9%	47,849	1.7%	42,319	1.5%
Single tenant lease financing	972,275	33.6%	995,879	33.6%	1,008,247	35.0%	1,001,196	35.1%	975,841	34.3%
Public finance	627,678	21.7%	687,094	23.2%	686,622	23.8%	706,161	24.7%	708,816	25.0%
Healthcare finance	372,266	12.9%	300,612	10.1%	251,530	8.6%	212,351	7.4%	158,796	5.6%
Small business lending	67,275	2.3%	61,121	2.1%	18,177	0.6%	15,697	0.5%	13,751	0.5%
Total commercial loans	2,287,460	79.1%	2,287,359	77.2%	2,193,817	76.0%	2,182,858	76.3%	2,096,588	73.8%
Consumer loans
Residential mortgage	218,730	7.6%	313,849	10.6%	320,451	11.1%	318,678	11.1%	404,869	14.3%
Home equity	23,855	0.8%	24,306	0.8%	25,042	0.9%	26,825	0.9%	27,794	1.0%
Other consumer	296,605	10.2%	295,309	10.0%	296,573	10.4%	294,251	10.4%	285,259	10.0%
Total consumer loans	539,190	18.6%	633,464	21.4%	642,066	22.4%	639,754	22.4%	717,922	25.3%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	65,443	2.3%	42,724	1.4%	45,389	1.6%	38,544	1.3%	25,418	0.9%
Total loans	2,892,093	100.0%	2,963,547	100.0%	2,881,272	100.0%	2,861,156	100.0%	2,839,928	100.0%
Allowance for loan losses	(22,857)		(21,840)		(21,683)		(19,976)		(18,841)
Net loans	$2,869,236		$2,941,707		$2,859,589		$2,841,180		$2,821,087

(1) Includes carrying value adjustments of $44.6 million, $21.4 million, $11.5 million, $5.0 million and ($5.2) million as of March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $2.9 billion as of March 31, 2020, a decrease of $71.5 million, or 2.4%, compared to December 31, 2019. Total commercial balances were $2.3 billion as of March 31, 2020, consistent with December 31, 2019. Compared to December 31, 2019, production in healthcare finance, small business lending and construction was offset by lower balances in the single tenant lease financing and public finance loan portfolios due primarily to sales of $94.4 million of loans in these categories during the first quarter 2020.

Total consumer loan balances were $539.2 million as of March 31, 2020, a decrease of $94.3 million, or 14.9%, compared to December 31, 2019. The decline in consumer loan balances from December 31, 2019 was due primarily to the sale of $90.8 million of portfolio residential mortgage loans, which included seasoned lower-yielding loans.

The Company has identified loan exposures to certain industries that may be impacted by COVID-19. Our healthcare finance portfolio, which represents 12.9% of our total loan portfolio, is comprised primarily of loans to dentists and other specialists that have been impacted by government actions to contain COVID-19. Within the rest of the portfolio, as of March 31, 2020, additional exposures represent approximately 17.6% of our total loan portfolio and include full-service restaurants of $221.2 million, quick-service restaurants of $218.6 million, consumer services of $35.1 million, healthcare and social assistance of $21.1 million and hotels and accommodations of $12.6 million. Given the economic uncertainty related to COVID-19, the ultimate impact of the pandemic on these exposures is unknown at this time. We currently have no exposure to other highly impacted industries such as airlines, cruise ships, oil & gas or multifamily lending.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Nonaccrual loans
Commercial loans:
Commercial and industrial	$218	$226	$585	$1,604	$192
Owner-occupied commercial real estate	464	464	465	478	—
Single tenant lease financing	4,680	4,680	4,691	—	—
Small business lending	926	—	—	—	—
Total commercial loans	6,288	5,370	5,741	2,082	192
Consumer loans:
Residential mortgage	991	761	—	3,134	3,163
Home equity	—	—	—	—	—
Other consumer	39	33	41	49	68
Total consumer loans	1,030	794	41	3,183	3,231
Total nonaccrual loans	7,318	6,164	5,782	5,265	3,423

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	73	—	—	—	—
Total commercial loans	73	—	—	—	—
Consumer loans:
Residential mortgage	51	568	—	121	—
Other consumer	1	—	1	—	9
Total consumer loans	52	568	1	121	9
Total past due 90 days and accruing loans	125	568	1	121	9

Total nonperforming loans	7,443	6,732	5,783	5,386	3,432

Other real estate owned
Investor commercial real estate	2,065	2,065	2,066	2,066	2,066
Residential mortgage	—	—	553	553	553
Total other real estate owned	2,065	2,065	2,619	2,619	2,619

Other nonperforming assets	114	75	95	36	20

Total nonperforming assets	$9,622	$8,872	$8,497	$8,041	$6,071

Total nonperforming loans to total loans	0.26%	0.23%	0.20%	0.19%	0.12%
Total nonperforming assets to total assets	0.23%	0.22%	0.21%	0.20%	0.17%
Allowance for loan losses to total loans	0.79%	0.74%	0.75%	0.70%	0.66%
Allowance for loan losses to nonperforming loans	307.1%	324.4%	374.9%	370.9%	549.0%

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Troubled debt restructurings – nonaccrual	$94	$94	$171	$174	$—
Troubled debt restructurings – performing	378	427	470	1,985	404
Total troubled debt restructurings	$472	$521	$641	$2,159	$404

The increase in nonperforming loans of $0.7 million, or 10.6%, to $7.4 million as of March 31, 2020 compared to $6.7 million as of December 31, 2019 was due primarily to a small business lending loan with an unpaid principal balance of $0.9 million that was placed on nonaccrual status in the quarter, partially offset by a decrease in accruing residential mortgage loans that were 90 days past due. Total nonperforming assets increased $0.8 million, or 8.5%, as of March 31, 2020 compared to December 31, 2019. The ratio of nonperforming loans to total loans increased to 0.26% as of March 31, 2020 compared to 0.23% as of December 31, 2019 and the ratio of nonperforming assets to total assets increased to 0.23% as of March 31, 2020 compared to 0.22% as of December 31, 2019, due primarily to the loan mentioned above.

Total TDRs as of March 31, 2020 remained consistent with December 31, 2019 at $0.5 million.

As of March 31, 2020 and December 31, 2019, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consists of two buildings that are residential units adjacent to a university campus.

As of March 31, 2020, we have experienced little impact on our asset quality as a result of COVID-19. Actions taken to either contain or reduce the impact of the pandemic have had a detrimental effect on the national and our local economies. The ultimate impact it may have on our business and asset quality is highly uncertain, as the extent of the crisis is unknown. We remain optimistic that the combination of government stimulus programs and relief programs we have provided to our clients will lessen the economic stress on our borrowers. However, if the pandemic extends for a prolonged period of time, we may experience negative trends in nonperforming loans and assets.

Non-TDR Loan Modifications due to COVID-19

The “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” was issued by our banking regulators on March 22, 2020. This guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.

Additionally, Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.

The following table shows the Company’s deferrals by loan portfolio type that have been granted through May 1, 2020. The balances shown are as of March 31, 2020.

(dollars in thousands)	Deferrals	Total Loan Balance	% Of Balances With Deferrals
Commercial loans
Commercial and industrial	$16,147	$95,227	17.0%
Owner-occupied commercial real estate	15,791	74,737	21.1%
Investor commercial real estate	—	13,421	0.0%
Construction	—	64,581	0.0%
Single tenant lease financing	244,731	972,275	25.2%
Public finance	—	627,678	0.0%
Healthcare finance	296,477	372,266	79.6%
Small business lending	22,346	67,275	33.2%
Total commercial loans	595,492	2,287,460	26.0%
Consumer loans
Residential mortgage	11,606	218,730	5.3%
Home equity	355	23,855	1.5%
Other consumer	8,591	296,605	2.9%
Total consumer loans	20,552	539,190	3.8%

Total commercial and consumer loans	$616,044	$2,826,650	21.8%

The single tenant lease financing and healthcare finance portfolios comprise approximately 88% of the total loan deferrals granted. Borrowers in these portfolios have experienced short-term cash flow challenges due to broad-based federal and state government actions to contain COVID-19. Within the single tenant lease financing portfolio, the portfolio average loan-to-value ratio is 50% and all borrowers, except for the single relationship on nonaccrual status, made their April 2020 loan payments in a timely manner. Related to the healthcare finance portfolio, over 90% of the loans are made to dental practices who generally are open only for emergency procedures at the current time. It is expected that dental practices will be among the first to reopen when restrictions are lifted for non-essential businesses. Additionally, we have experienced no delinquencies or losses in this portfolio since inception.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is administered by the SBA. Loans originated under the PPP have a two-year term, bear an interest rate of 1.00% and are designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19. These loans will be forgiven if the funds were used for payroll costs and other qualifying business expenses as long as 75% of the forgiven amount was used to maintain payroll costs. The federal government approved an initial appropriation of $349.0 billion for PPP loans and when that was depleted approved an additional $310.0 billion. As a preferred SBA lender, we assisted our clients in participating in both rounds of the PPP. Through May 1, 2020, we provided 437 PPP loans totaling $59.6 million, with an average loan size of $136,000, to help small businesses maintain their workforces in an uncertain and challenging environment. We expect to receive fee revenue from the federal government based on the PPP funding we provided for our clients. The estimated weighted average fee was 3.86% of the amount funded, or approximately $2.3 million in total. This fee revenue will be deferred over the life of the PPP loans and recognized as interest income.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Balance, beginning of period	$21,840	$21,683	$19,976	$18,841	$17,896
Provision charged to expense	1,461	468	2,824	1,389	1,285
Losses charged off	(498)	(409)	(1,182)	(337)	(429)
Recoveries	54	98	65	83	89
Balance, end of period	$22,857	$21,840	$21,683	$19,976	$18,841

Net charge-offs to average loans	0.06%	0.04%	0.15%	0.05%	0.05%

The allowance for loan losses was $22.9 million as of March 31, 2020, compared to $21.8 million as of December 31, 2019. While total loan balances declined $71.5 million, or 2.4%, compared to December 31, 2019, the Company made adjustments to qualitative factors related to economic conditions in its allowance model to reflect the economic uncertainty resulting from COVID-19. As a result, both the allowance for loan losses and the allowance as a percentage of total loans increased compared to December 31, 2019. During the first quarter 2020, the Company recorded net charge-offs of $0.4 million, compared to net charge-offs of $0.3 million for the first quarter 2019.

     The allowance for loan losses as a percentage of total loans was 0.79% at March 31, 2020 and 0.74% at December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 307.1% as of March 31, 2020, compared to 324.4% as of December 31, 2019. The provision for loan losses in the first quarter 2020 was $1.5 million, compared to $0.5 million for the fourth quarter 2019. The increase of $1.0 million, or 212.2%, compared to the fourth quarter 2019 was due primarily to the adjustments to the economic qualitative factors in the allowance model discussed above.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$71,387	$77,715	$83,024	$89,088	$102,749
Municipal securities	94,981	97,447	96,076	96,202	96,328
Agency mortgage-backed securities	279,458	264,142	278,327	257,050	256,737
Private label mortgage-backed securities	114,363	63,704	45,969	40,695	31,383
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	43,378	38,632	38,638	38,644	38,650
Total available-for-sale	608,567	546,640	547,034	526,679	530,847
Securities held-to-maturity
Municipal securities	14,617	10,142	10,145	10,147	10,150
Corporate securities	51,714	51,736	36,662	25,679	21,072
Total held-to-maturity	66,331	61,878	46,807	35,826	31,222
Total securities	$674,898	$608,518	$593,841	$562,505	$562,069

(in thousands)
Approximate Fair Value	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$70,004	$75,872	$81,435	$87,737	$100,872
Municipal securities	94,819	97,652	97,942	96,988	95,445
Agency mortgage-backed securities	282,632	261,440	277,530	254,876	251,318
Private label mortgage-backed securities	115,024	63,613	46,459	41,112	31,453
Asset-backed securities	4,713	4,955	4,931	4,928	4,928
Corporate securities	41,490	37,320	36,445	36,693	36,366
Total available-for-sale	608,682	540,852	544,742	522,334	520,382
Securities held-to-maturity
Municipal securities	15,678	10,368	10,490	10,296	10,062
Corporate securities	53,790	52,192	37,065	25,992	21,206
Total held-to-maturity	69,468	62,560	47,555	36,288	31,268
Total securities	$678,150	$603,412	$592,297	$558,622	$551,650

The approximate fair value of available-for-sale investment securities increased $67.8 million, or 12.5%, to $608.7 million as of March 31, 2020, compared to $540.9 million as of December 31, 2019. The increase was due primarily to increases of $51.4 million in private label mortgage-backed securities and $21.2 million in agency mortgage-backed securities. These increases were driven primarily by purchases as liquidity from deposit growth and loan sales was deployed and, to a lesser extent, increases in market value due to changes in interest rates. As of March 31, 2020, the Company had securities with an amortized cost basis of $66.3 million designated as held-to-maturity compared to $61.9 million as of December 31, 2019.

Accrued Income and Other Assets

Accrued income and other assets were $112.3 million at March 31, 2020 compared to $67.1 million at December 31, 2019. The increase of $45.3 million, or 67.5%, was due primarily to cash collateral pledged for interest rate swap agreements. The Company pledged $81.3 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these agreements at March 31, 2020 and December 31, 2019, respectively. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities were $96.7 million at March 31, 2020 compared to $53.0 million at December 31, 2019. The increase of $43.7 million, or 82.5%, was due primarily to a $40.8 million decrease in the fair value of interest rate swap agreements.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
Noninterest-bearing deposits	$70,562	2.2%	$57,115	1.8%	$50,560	1.6%	$44,040	1.5%	$45,878	1.6%
Interest-bearing demand deposits	123,233	3.9%	129,020	4.1%	122,551	3.9%	126,669	4.2%	111,626	4.0%
Savings accounts	32,485	1.0%	29,616	0.9%	34,886	1.1%	31,445	1.0%	41,958	1.5%
Money market accounts	930,698	29.3%	786,390	24.9%	698,077	22.2%	607,849	20.3%	573,895	20.4%
Certificates of deposits	1,493,644	47.0%	1,613,453	51.2%	1,681,377	53.4%	1,629,886	54.2%	1,464,543	52.1%
Brokered deposits	527,884	16.6%	538,369	17.1%	560,791	17.8%	566,374	18.8%	573,208	20.4%
Total deposits	$3,178,506	100.0%	$3,153,963	100.0%	$3,148,242	100.0%	$3,006,263	100.0%	$2,811,108	100.0%

Total deposits increased $24.5 million, or 0.8%, to $3.2 billion as of March 31, 2020, compared to approximately $3.2 billion as of December 31, 2019. This increase was due primarily to an increase of $144.3 million, or 18.4%, in money market deposits, largely offset by declines of $119.8 million, or 7.4%, in certificates of deposits and $10.5 million, or 2.0%, in brokered deposits. The Company experienced strong growth in money market balances from commercial, small business and consumer depositors. The declines in certificates of deposits and brokered deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

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

The following tables present actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$319,959	10.76%	$207,711	7.00%	N/A	N/A
Bank	349,499	11.77%	207,525	7.00%	$192,702	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	319,959	10.76%	252,220	8.50%	N/A	N/A
Bank	349,499	11.77%	251,995	8.50%	231,171	8.00%
Total capital to risk-weighted assets
Consolidated	412,421	13.87%	311,566	10.50%	N/A	N/A
Bank	372,356	12.54%	311,288	10.50%	296,464	10.00%
Leverage ratio
Consolidated	319,959	7.82%	163,763	4.00%	N/A	N/A
Bank	349,499	8.54%	163,661	4.00%	204,576	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$313,803	10.84%	$202,661	7.00%	N/A	N/A
Bank	341,242	11.80%	202,480	7.00%	$188,017	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	313,803	10.84%	246,088	8.50%	N/A	N/A
Bank	341,242	11.80%	245,869	8.50%	231,406	8.00%
Total capital to risk-weighted assets
Consolidated	405,171	13.99%	303,991	10.50%	N/A	N/A
Bank	363,082	12.55%	303,720	10.50%	289,257	10.00%
Leverage ratio
Consolidated	313,803	7.64%	164,219	4.00%	N/A	N/A
Bank	341,242	8.32%	164,121	4.00%	205,151	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2020 to shareholders of record as of March 31, 2020. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of March 31, 2020, the Company had $72.0 million principal amount of subordinated debt outstanding pursuant its term loan evidenced by a term note due 2025, its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 and the 2029 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for at least the next twelve months. The Company may explore strategic alternatives, including additional asset, deposit or revenue generation channels that complement our commercial and consumer banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

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

Additionally, the Company has enhanced its liquidity management process during 2019 and 2020 through increased loan sale activity. During the first quarter 2020, the Company sold $99.9 million of public finance, single tenant lease financing and SBA 7(a) guaranteed loans at premiums to book value, as well as a $90.8 million pool of residential mortgage loans. During 2019, the Company sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans. These loan sales have provided liquidity to manage overall loan portfolio growth and capital utilization.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. Given the uncertainty regarding the length and ultimate economic effect of COVID-19, we believe it may be prudent to maintain higher levels of cash on the balance sheet until the crisis passes. Furthermore, we believe we have more than sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At March 31, 2020, on a consolidated basis, the Company had $960.0 million in cash and cash equivalents and investment securities available-for-sale and $52.4 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2020, the Bank had the ability to borrow an additional $602.2 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2020, the Company, on an unconsolidated basis, had $36.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2020, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $295.9 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2020 totaled $1.18 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, average tangible common equity, return on average tangible common equity, tangible common equity to tangible assets ratio, total interest income - FTE, net interest income - FTE and net interest margin - FTE are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total equity - GAAP	$305,127	$304,913	$295,140	$296,120	$294,013
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$300,440	$300,226	$290,453	$291,433	$289,326

Total assets - GAAP	$4,168,146	$4,100,083	$4,095,491	$3,958,829	$3,670,176
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,163,459	$4,095,396	$4,090,804	$3,954,142	$3,665,489

Total common shares outstanding	9,801,825	9,741,800	9,741,800	10,016,458	10,128,587

Book value per common share	$31.13	$31.30	$30.30	$29.56	$29.03
Effect of goodwill	(0.48)	(0.48)	(0.48)	(0.46)	(0.46)
Tangible book value per common share	$30.65	$30.82	$29.82	$29.10	$28.57

Total shareholders’ equity to assets	7.32%	7.44%	7.21%	7.48%	8.01%
Effect of goodwill	(0.10)%	(0.11)%	(0.11)%	(0.11)%	(0.12)%
Tangible common equity to tangible assets	7.22%	7.33%	7.10%	7.37%	7.89%

Total average equity - GAAP	$311,005	$297,623	$298,782	$297,148	$291,883
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$306,318	$292,936	$294,095	$292,461	$287,196

Return on average shareholders’ equity	7.78%	9.46%	8.40%	8.26%	7.91%
Effect of goodwill	0.12%	0.15%	0.13%	0.13%	0.13%
Return on average tangible common equity	7.90%	9.61%	8.53%	8.39%	8.04%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total interest income	$36,244	$37,877	$37,694	$36,844	$34,999
Adjustments:
Fully-taxable equivalent adjustments [1]	1,535	1,570	1,595	1,612	1,557
Total interest income - FTE	$37,779	$39,447	$39,289	$33,326	$36,556

Net interest income	$15,018	$15,374	$15,244	$16,105	$16,244
Adjustments:
Fully-taxable equivalent adjustments [1]	1,535	1,570	1,595	1,612	1,557
Net interest income - FTE	$16,553	$16,944	$16,839	$17,717	$17,801

Net interest margin	1.50%	1.51%	1.54%	1.73%	1.86%
Effect of fully-taxable equivalent adjustments [1]	0.15%	0.16%	0.16%	0.18%	0.18%
Net interest margin - FTE	1.65%	1.67%	1.70%	1.91%	2.04%

1 Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At March 31, 2020 and December 31, 2019, the Company had interest rate swaps with notional amounts of $723.0 million and $725.6 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2020 and December 31, 2019, the Company had commitments to sell residential real estate loans of $106.8 million and $115.0 million, respectively. These contracts mature in less than one year. Refer to Note 14 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2020, assuming parallel shifts in interest rates and a static balance sheet:

	% Change from Base Case for Parallel Changes in Rates
	-50 Basis Points	-25 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	(3.09)%	(1.46)%	6.66%	5.81%
NII - Year 2	2.27%	4.80%	(1.72)%	(6.84)%
EVE	(4.75)%	(2.18)%	(0.46)%	(10.02)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K, any of which could materially affect our business, financial condition and results of operations.
The COVID-19 pandemic is adversely affecting us, our business, customers, employees and third-party service providers, and the ultimate impact on our financial condition, results of operations and prospects will depend on future developments, which are highly uncertain.
Global health concerns related to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment and market conditions, including significant disruption of, and volatility in, financial markets, and the pandemic has significantly increased economic uncertainty, reduced economic activity and resulted in lost revenues and increased unemployment throughout the United States, but also specifically in Indiana, where we maintain a significant portion of our operations. Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The recent outbreak and continuing effects of the COVID-19 pandemic, or any other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations in the areas in which we operate. While the spread of the COVID-19 virus has minimally impacted our operations as of March 31, 2020, we could experience temporary closures of our corporate offices and/or suspension of certain services in particular markets. Currently, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be lifted and when businesses and their employees will be able to resume normal activities in the markets we operate in and serve. Additionally, new information may emerge regarding the severity of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Should there be sustained disruption in our operations, or that of our customers, our financial condition and results of operations could be negatively impacted.
The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions, which have resulted in a significant decline in market interest rates. Most of our assets and liabilities are financial in nature and are sensitive to movements in market interest rates. A prolonged period of volatile and unstable market conditions will impact both the level of income and expense recorded on our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have an adverse effect on our net interest income, net interest margin and profitability.

Although we have business continuity plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of our employees who are necessary to conduct business operations, as well as potentially impact the business and operations of our third-party service providers. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, we could experience a material adverse effect on our business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, loan servicing rights, deferred tax assets, or derivatives. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments that are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. After the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business, financial condition and results of operations as a result of the virus’s global and local economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

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

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to registration statement on Form 10 filed November 30, 2012)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp as amended March 30, 2020 (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed March 31, 2020)	Incorporated by Reference
10.1
Fourth Amendment to Office Lease dated as of February 1, 2020, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.11 to annual report on Form 10-K for the fiscal year ended December 31, 2019)

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

FIRST INTERNET BANCORP

Date: May 8, 2020	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

Date: May 8, 2020	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)