Form 10-Q
period 2020-06-30
First Internet Bancorp
filed 2020-08-06
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2020
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

As of July 31, 2020, the registrant had 9,799,047 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “indicate,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” and other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements. The COVID-19 pandemic crisis is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects remains uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that may cause such differences include: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration and healthcare finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$7,016	$5,061
Interest-bearing deposits	491,603	322,300
Total cash and cash equivalents	498,619	327,361
Securities available-for-sale, at fair value (amortized cost of $590,046 and $546,640 in 2020 and 2019, respectively)	589,017	540,852
Securities held-to-maturity, at amortized cost (fair value of $69,152 and $62,560 in 2020 and 2019, respectively)	68,295	61,878
Loans held-for-sale, at fair value	38,813	56,097
Loans	2,973,674	2,963,547
Allowance for loan losses	(24,465)	(21,840)
Net loans	2,949,209	2,941,707
Accrued interest receivable	21,093	18,607
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	37,474	37,002
Premises and equipment, net	23,939	14,630
Goodwill	4,687	4,687
Servicing asset, at fair value	2,522	2,481
Other real estate owned	2,065	2,065
Accrued income and other assets	63,217	67,066
Total assets	$4,324,600	$4,100,083
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$82,864	$57,115
Interest-bearing deposits	3,297,925	3,096,848
Total deposits	3,380,789	3,153,963
Advances from Federal Home Loan Bank	514,913	514,910
Subordinated debt, net of unamortized debt issuance costs of $2,319 and $2,472 in 2020 and 2019, respectively	69,681	69,528
Accrued interest payable	1,073	3,767
Accrued expenses and other liabilities	50,433	53,002
Total liabilities	4,016,889	3,795,170
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,799,047 and 9,741,800 shares issued and outstanding in 2020 and 2019, respectively	220,418	219,423
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	108,431	99,681
Accumulated other comprehensive loss	(21,138)	(14,191)
Total shareholders’ equity	307,711	304,913
Total liabilities and shareholders’ equity	$4,324,600	$4,100,083

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income
Loans	$29,730	$30,842	$60,138	$60,060
Securities – taxable	3,276	3,540	6,895	6,864
Securities – non-taxable	457	668	1,029	1,352
Other earning assets	759	1,794	2,404	3,567
Total interest income	34,222	36,844	70,466	71,843
Interest Expense
Deposits	15,763	17,147	32,971	32,533
Other borrowed funds	4,033	3,592	8,051	6,961
Total interest expense	19,796	20,739	41,022	39,494
Net Interest Income	14,426	16,105	29,444	32,349
Provision for Loan Losses	2,491	1,389	3,952	2,674
Net Interest Income After Provision for Loan Losses	11,935	14,716	25,492	29,675
Noninterest Income
Service charges and fees	182	225	394	461
Loan servicing revenue	255	—	506	—
Loan servicing asset revaluation	(90)	—	(269)	—
Mortgage banking activities	3,408	2,664	7,076	4,281
Gain (loss) on sale of loans	762	(66)	2,563	(170)
(Loss) gain on sale of securities	—	(458)	41	(458)
Other	456	1,089	873	1,712
Total noninterest income	4,973	3,454	11,184	5,826
Noninterest Expense
Salaries and employee benefits	7,789	6,642	15,563	12,963
Marketing, advertising and promotion	411	466	786	935
Consulting and professional services	932	835	2,109	1,649
Data processing	339	328	714	645
Loan expenses	399	292	998	606
Premises and equipment	1,602	1,497	3,227	2,997
Deposit insurance premium	435	747	920	1,302
Other	1,337	902	2,413	1,721
Total noninterest expense	13,244	11,709	26,730	22,818
Income Before Income Taxes	3,664	6,461	9,946	12,683
Income Tax (Benefit) Provision	(268)	340	(5)	866
Net Income	$3,932	$6,121	$9,951	$11,817
Income Per Share of Common Stock
Basic	$0.40	$0.60	$1.02	$1.16
Diluted	$0.40	$0.60	$1.02	$1.16
Weighted-Average Number of Common Shares Outstanding
Basic	9,768,227	10,148,285	9,798,528	10,182,770
Diluted	9,768,227	10,148,285	9,802,427	10,186,833
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,932	$6,121	$9,951	$11,817
Other comprehensive (loss) income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive (loss) income before income tax	(1,498)	3,667	4,801	10,577
Reclassification adjustment for gains (losses) realized	—	458	(41)	458
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive (loss) income before tax	(509)	(5,892)	(13,967)	(9,464)
Other comprehensive (loss) income before income tax	(2,007)	(1,767)	(9,207)	1,571
Income tax (benefit) provision	(735)	(357)	(2,260)	608
Other comprehensive (loss) income	(1,272)	(1,410)	(6,947)	963
Comprehensive income	$2,660	$4,711	$3,004	$12,780

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2020 and 2019
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	9,951	—	9,951
Other comprehensive loss	—	—	(6,947)	(6,947)
Dividends declared ($0.12 per share)	—	(1,201)	—	(1,201)
Recognition of the fair value of share-based compensation	1,073	—	—	1,073
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	15	—	—	15
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, June 30, 2020	$220,418	$108,431	$(21,138)	$307,711

Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	11,817	—	11,817
Other comprehensive income	—	—	963	963
Dividends declared ($0.12 per share)	—	(1,231)	—	(1,231)
Recognition of the fair value of share-based compensation	862	—	—	862
Repurchase of common stock	(4,133)			(4,133)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	22	—	—	22
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, June 30, 2019	$224,244	$87,454	$(15,578)	$296,120

(1) Represents the impact of adopting Accounting Standards Update (“ASU”) 2017-08.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2020 and 2019
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2020	$219,893	$105,100	$(19,866)	$305,127
Net income	—	3,932	—	3,932
Other comprehensive loss	—	—	(1,272)	(1,272)
Dividends declared ($0.06 per share)	—	(601)	—	(601)
Recognition of the fair value of share-based compensation	517	—	—	517
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	8	—	—	8
Balance, June 30, 2020	$220,418	$108,431	$(21,138)	$307,711

Balance, April 1, 2019	$226,235	$81,946	$(14,168)	$294,013
Net income	—	6,121	—	6,121
Other comprehensive loss	—	—	(1,410)	(1,410)
Dividends declared ($0.06 per share)	—	(613)	—	(613)
Recognition of the fair value of share-based compensation	383	—	—	383
Repurchase of common stock	(2,387)			(2,387)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	13	—	—	13
Balance, June 30, 2019	$224,244	$87,454	$(15,578)	$296,120

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$9,951	$11,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,515	3,747
Increase in cash surrender value of bank-owned life insurance	(472)	(468)
Provision for loan losses	3,952	2,674
Share-based compensation expense	1,073	862
Loss on other-than-temporary impairment of securities	—	—
(Loss) gain on sale of available-for-sale securities	(41)	458
Loans originated for sale	(427,323)	(220,266)
Proceeds from sale of loans	454,737	211,432
Gain on loans sold	(11,069)	(3,128)
Gain on sale of other real estate owned	—	—
Decrease (increase) in fair value of loans held-for-sale	939	(352)
Loss (gain) on derivatives	377	(553)
Settlement of derivatives	(46,109)	—
Net change in servicing asset	(41)	—
Amortization of operating lease right-of-use assets	360	353
Net change in accrued income and other assets	(2,221)	(44,383)
Net change in accrued expenses and other liabilities	(1,840)	4,476
Net cash used in operating activities	(14,212)	(33,331)
Investing Activities
Net loan activity, excluding purchases	(18,907)	(153,259)
Maturities and calls of securities available-for-sale	74,828	30,950
Proceeds from sale of securities available-for-sale	795	30,137
Purchase of securities available-for-sale	(116,993)	(76,834)
Purchase of securities held-to-maturity	(2,000)	(13,116)
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(2,025)
Purchase of premises and equipment	(10,580)	(2,852)
Loans purchased	(172,250)	(159,068)
Net proceeds from sale of portfolio loans	205,023	184,095
Net cash used in investing activities	(40,084)	(161,972)
Financing Activities
Net increase in deposits	226,826	334,912
Short-term borrowings	—	—
Cash dividends paid	(1,179)	(1,214)
Net proceeds from issuance of subordinated debt	—	35,418
Repurchase of common stock	—	(4,133)
Proceeds from advances from Federal Home Loan Bank	220,000	375,000
Repayment of advances from Federal Home Loan Bank	(220,000)	(385,000)
Other, net	(93)	(94)
Net cash provided by financing activities	225,554	354,889
Net Increase in Cash and Cash Equivalents	171,258	159,586
Cash and Cash Equivalents, Beginning of Period	327,361	188,712
Cash and Cash Equivalents, End of Period	$498,619	$348,298
Supplemental Disclosures
Initial recognition of right-of-use asset	$—	$2,096
Initial recognition of operating lease liabilities	—	2,096
Cash paid during the period for interest	43,716	37,672
Cash paid during the period for taxes	91	1,793
Loans transferred to other real estate owned	—	—
Loans transferred to held-for-sale from portfolio	204,258	184,021
Cash dividends declared, paid in subsequent period	588	601
Securities purchased during the period, settled in subsequent period	—	14,247
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	4,479	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other period. The June 30, 2020 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, valuations and impairments of investment securities, valuation of the servicing asset and the accounting for income tax expense are highly dependent upon management’s estimates, judgments, and assumptions, and changes in any of these could have a significant impact on the condensed consolidated financial statements.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share
Net income	$3,932	$6,121	$9,951	$11,817
Weighted-average common shares	9,768,227	10,148,285	9,798,528	10,182,770
Basic earnings per common share	$0.40	$0.60	$1.02	$1.16
Diluted earnings per share
Net income	$3,932	$6,121	$9,951	$11,817
Weighted-average common shares	9,768,227	10,148,285	9,798,528	10,182,770
Dilutive effect of equity compensation	—	—	3,899	4,063
Weighted-average common and incremental shares	9,768,227	10,148,285	9,802,427	10,186,833
Diluted earnings per common share (1)	$0.40	$0.60	$1.02	$1.16
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 79,893 and 29,606 for the three and six months ended June 30, 2020, respectively and 30,250 and 23,305 for the three and six months ended June 30, 2019, respectively.

Note 3:   Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$68,203	$384	$(2,043)	$66,544
Municipal securities	91,906	3,140	(4,484)	90,562
Agency mortgage-backed securities	275,433	6,632	(3,535)	278,530
Private label mortgage-backed securities	101,110	1,044	(229)	101,925
Asset-backed securities	5,000	—	(163)	4,837
Corporate securities	48,394	309	(2,084)	46,619
Total available-for-sale	$590,046	$11,509	$(12,538)	$589,017

	June 30, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,603	$671	$—	$15,274
Corporate securities	53,692	768	(582)	53,878
Total held-to-maturity	$68,295	$1,439	$(582)	$69,152

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$77,715	$99	$(1,942)	$75,872
Municipal securities	97,447	1,706	(1,501)	97,652
Agency mortgage-backed securities	264,142	1,304	(4,006)	261,440
Private label mortgage-backed securities	63,704	97	(188)	63,613
Asset-backed securities	5,000	—	(45)	4,955
Corporate securities	38,632	220	(1,532)	37,320
Total available-for-sale	$546,640	$3,426	$(9,214)	$540,852

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,142	$226	$—	$10,368
Corporate securities	51,736	588	(132)	52,192
Total held-to-maturity	$61,878	$814	$(132)	$62,560

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

The carrying value of securities at June 30, 2020 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$15	$15
One to five years	30,141	25,364
Five to ten years	82,174	79,991
After ten years	96,173	98,355
	208,503	203,725
Agency mortgage-backed securities	275,433	278,530
Private label mortgage-backed securities	101,110	101,925
Asset-backed securities	5,000	4,837
Total	$590,046	$589,017

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$1,505	$1,557
Five to ten years	54,272	54,642
After ten years	12,518	12,953
Total	$68,295	$69,152
There were no gross gains or losses resulting from sales of available-for-sale securities during the three months ended June 30, 2020 and gross gains of less than $0.1 million resulting from the sales of available-for-sale securities during the six months ended June 30, 2020. There were $0.5 million of gross losses resulting from sales of available-for-sale securities during the three and six months ended June 30, 2019.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2020 and December 31, 2019 was $237.5 million and $317.5 million, which was approximately 36% and 53%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$1,195	$(15)	$56,494	$(2,028)	$57,689	$(2,043)
Municipal securities	61,167	(4,484)	—	—	61,167	(4,484)
Agency mortgage-backed securities	22,419	(391)	10,727	(3,144)	33,146	(3,535)
Private label mortgage-backed securities	21,781	(160)	2,777	(69)	24,558	(229)
Asset-backed securities	—	—	4,837	(163)	4,837	(163)
Corporate securities	12,512	(122)	20,038	(1,962)	32,550	(2,084)
Total	$119,074	$(5,172)	$94,873	$(7,366)	$213,947	$(12,538)

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$23,527	$(582)	$—	$—	$23,527	$(582)
Total	$23,527	$(582)	$—	$—	$23,527	$(582)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,820	$(61)	$62,182	$(1,881)	$67,002	$(1,942)
Municipal securities	1,279	(1,501)	—	—	1,279	(1,501)
Agency mortgage-backed securities	91,159	(829)	83,212	(3,177)	174,371	(4,006)
Private label mortgage-backed securities	30,077	(180)	2,884	(8)	32,961	(188)
Asset-backed securities	—	—	4,955	(45)	4,955	(45)
Corporate securities	—	—	22,985	(1,532)	22,985	(1,532)
Total	$127,335	$(2,571)	$176,218	$(6,643)	$303,553	$(9,214)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	13,977	(132)	—	—	13,977	(132)
Total	$13,977	$(132)	$—	$—	$13,977	$(132)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components					Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Realized gains (losses) on securities available-for-sale
Gain (loss) realized in earnings	$—	$41	$(458)	$(458)	Gain (loss) on sale of securities
Total reclassified amount before tax	—	41	(458)	(458)	Income Before Income Taxes
Tax expense (benefit)	—	11	(124)	(124)	Income Tax Provision (Benefit)
Total reclassifications out of accumulated other comprehensive loss	$—	$30	$(334)	$(334)	Net Income

Note 4:  Loans

Loan balances as of June 30, 2020 and December 31, 2019 are summarized in the table below. Categories of loans include:

(in thousands)	June 30, 2020	December 31, 2019
Commercial loans
Commercial and industrial	$81,687	$96,420
Owner-occupied commercial real estate(1)	86,897	86,726
Investor commercial real estate	13,286	12,567
Construction	77,591	60,274
Single tenant lease financing	980,292	995,879
Public finance	647,107	687,094
Healthcare finance	380,956	300,612
Small business lending(1)	118,526	46,945
Total commercial loans	2,386,342	2,286,517
Consumer loans
Residential mortgage	208,728	313,849
Home equity	22,640	24,306
Other consumer	291,632	295,309
Total consumer loans	523,000	633,464
Total commercial and consumer loans	2,909,342	2,919,981
Net deferred loan origination costs and premiums and discounts on purchased loans and other(2)	64,332	43,566
Total loans	2,973,674	2,963,547
Allowance for loan losses	(24,465)	(21,840)
Net loans	$2,949,209	$2,941,707

(1) As of June 30, 2020, $13.3 million of commercial real estate loan balances were reclassified from small business lending to owner-occupied commercial real estate.

(2) Includes carrying value adjustments of $46.0 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2020 and $21.4 million related to interest rate swaps associated with public finance loans as of December 31, 2019.

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

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance loans have been completed primarily in the Midwest, but continues to expand nationwide.

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

Small Business Lending: These loans are to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration ("SBA") under its 7(a) loan program. We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment purchases. These loans also include loans originated by the Bank under the SBA’s Paycheck Protection Program, which are fully guaranteed by the SBA. This portfolio segment has an emerging geography, with a nationwide focus.

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

The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2020 and 2019.

(in thousands)	Three Months Ended June 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,670	$(141)	$(57)	$5	$1,477
Owner-occupied commercial real estate	645	201	—	—	846
Investor commercial real estate	128	2	—	—	130
Construction	460	261	—	—	721
Single tenant lease financing	10,755	563	—	—	11,318
Public finance	1,483	59	—	—	1,542
Healthcare finance	4,318	1,187	(743)	—	4,762
Small business lending	265	(20)	—	6	251
Residential mortgage	500	36	—	3	539
Home equity	53	(4)	—	2	51
Other consumer	2,580	347	(216)	117	2,828
Total	$22,857	$2,491	$(1,016)	$133	$24,465

	Six Months Ended June 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$205	$(254)	$5	$1,477
Owner-occupied commercial real estate	561	285	—	—	846
Investor commercial real estate	109	21	—	—	130
Construction	380	341	—	—	721
Single tenant lease financing	11,175	143	—	—	11,318
Public finance	1,580	(38)	—	—	1,542
Healthcare finance	3,247	2,258	(743)	—	4,762
Small business lending	54	183	—	14	251
Residential mortgage	657	(107)	(15)	4	539
Home equity	46	—	—	5	51
Other consumer	2,510	661	(502)	159	2,828
Total	$21,840	$3,952	$(1,514)	$187	$24,465

(in thousands)	Three Months Ended June 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,351	$444	$—	$—	$1,795
Owner-occupied commercial real estate	847	(223)	—	—	624
Investor commercial real estate	103	66	—	—	169
Construction	267	35	—	—	302
Single tenant lease financing	9,368	293	—	—	9,661
Public finance	1,650	113	—	—	1,763
Healthcare finance	1,731	562	—	—	2,293
Small business lending	93	36	—	—	129
Residential mortgage	1,044	(383)	—	1	662
Home equity	49	(5)	—	4	48
Other consumer	2,338	451	(337)	78	2,530
Total	$18,841	$1,389	$(337)	$83	$19,976

	Six Months Ended June 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,384	$523	$(112)	$—	$1,795
Owner-occupied commercial real estate	891	(267)	—	—	624
Investor commercial real estate	61	108	—	—	169
Construction	251	51	—	—	302
Single tenant lease financing	8,827	834	—	—	9,661
Public finance	1,670	93	—	—	1,763
Healthcare finance	1,264	1,029	—	—	2,293
Small business lending	95	34	—	—	129
Residential mortgage	1,079	(419)	—	2	662
Home equity	53	(11)	—	6	48
Other consumer	2,321	699	(654)	164	2,530
Total	$17,896	$2,674	$(766)	$172	$19,976

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2020 and December 31, 2019.

(in thousands)	Loans			Allowance for Loan Losses
June 30, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$80,871	$816	$81,687	$1,368	$109	$1,477
Owner-occupied commercial real estate	82,974	3,922	86,897	846	—	846
Investor commercial real estate	13,286	—	13,286	130	—	130
Construction	77,591	—	77,591	721	—	721
Single tenant lease financing	975,612	4,680	980,292	9,658	1,660	11,318
Public finance	647,107	—	647,107	1,542	—	1,542
Healthcare finance	380,956	—	380,956	4,762	—	4,762
Small business lending	118,526	—	118,526	251		251
Residential mortgage	207,320	1,408	208,728	539	—	539
Home equity	22,640	—	22,640	51	—	51
Other consumer	291,518	115	291,632	2,828	—	2,828
Total	$2,898,401	$10,941	$2,909,342	$22,696	$1,769	$24,465

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$93,520	$2,900	$96,420	$1,412	$109	$1,521
Owner-occupied commercial real estate	81,063	5,663	86,726	561	—	561
Investor commercial real estate	12,567	—	12,567	109	—	109
Construction	60,274	—	60,274	380	—	380
Single tenant lease financing	991,199	4,680	995,879	9,515	1,660	11,175
Public finance	687,094	—	687,094	1,580	—	1,580
Healthcare finance	300,612	—	300,612	3,247	—	3,247
Small business lending	46,945	—	46,945	54	—	54
Residential mortgage	312,714	1,135	313,849	657	—	657
Home equity	24,306	—	24,306	46	—	46
Other consumer	295,266	43	295,309	2,510	—	2,510
Total	$2,905,560	$14,421	$2,919,981	$20,071	$1,769	$21,840

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. A description of the general characteristics of the risk grades is as follows:

•“Pass” - Higher quality loans that do not fit any of the other categories described below.

•“Special Mention” - Loans that possess some credit deficiency or potential weakness, which deserve close attention.

•“Substandard” - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

•“Doubtful” - Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event that lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

•“Loss” - Loans that are considered uncollectible and of such little value that continuing to carry them as assets is not warranted.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2020 and December 31, 2019.

	June 30, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$77,447	$3,465	$775	$81,687
Owner-occupied commercial real estate	80,389	2,585	3,923	86,897
Investor commercial real estate	13,286	—	—	13,286
Construction	77,591	—	—	77,591
Single tenant lease financing	966,782	8,830	4,680	980,292
Public finance	647,107	—	—	647,107
Healthcare finance	379,899	1,057	—	380,956
Small business lending	118,526	—	—	118,526
Total commercial loans	$2,361,027	$15,937	$9,378	$2,386,342

	June 30, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$207,686	$1,042	$208,728
Home equity	22,640	—	22,640
Other consumer	291,524	108	291,632
Total consumer loans	$521,850	$1,150	$523,000

	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,818	$3,973	$2,629	$96,420
Owner-occupied commercial real estate	79,329	3,462	3,935	86,726
Investor commercial real estate	12,567	—	—	12,567
Construction	60,274	—	—	60,274
Single tenant lease financing	983,448	7,751	4,680	995,879
Public finance	687,094	—	—	687,094
Healthcare finance	300,612	—	—	300,612
Small business lending	46,945	—	—	46,945
Total commercial loans	$2,260,087	$15,186	$11,244	$2,286,517

	December 31, 2019
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$313,088	$761	$313,849
Home equity	24,306	—	24,306
Other consumer	295,276	33	295,309
Total consumer loans	$632,670	$794	$633,464

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2020 and December 31, 2019.

	June 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$80	$—	$212	$292	$81,395	$81,687	$299	$—
Owner-occupied commercial real estate	—	—	2,066	2,066	84,831	86,897	2,066	—
Investor commercial real estate	—	—	—	—	13,286	13,286	—	—
Construction	—	—	—	—	77,591	77,591	—	—
Single tenant lease financing	—	—	4,680	4,680	975,612	980,292	4,680	—
Public finance	—	—	—	—	647,107	647,107	—	—
Healthcare finance	—	—	—	—	380,956	380,956	—	—
Small business lending	—	—	—	—	118,526	118,526	—	—
Residential mortgage	—	—	281	281	208,447	208,728	1,042	—
Home equity	—	—	—	—	22,640	22,640	—	—
Other consumer	80	56	25	161	291,471	291,632	108	—
Total	$160	$56	$7,264	$7,480	$2,901,862	$2,909,342	$8,195	$—

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$15	$96	$122	$233	$96,187	$96,420	$226	$—
Owner-occupied commercial real estate	—	—	464	464	86,262	86,726	464	—
Investor commercial real estate	—	—	—	—	12,567	12,567	—	—
Construction	—	—	—	—	60,274	60,274	—	—
Single tenant lease financing	—	4,680	—	4,680	991,199	995,879	4,680	—
Public finance	—	—	—	—	687,094	687,094	—	—
Healthcare finance	—	—	—	—	300,612	300,612	—	—
Small business lending	54		—	54	46,891	46,945	—	—
Residential mortgage	—	—	1,177	1,177	312,672	313,849	761	416
Home equity	—	—	—	—	24,306	24,306	—	—
Other consumer	240	107	—	347	294,962	295,309	33	—
Total	$309	$4,883	$1,763	$6,955	$2,913,026	$2,919,981	$6,164	$416

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

The following table presents the Company’s impaired loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$613	$672	$—	$2,693	$2,694	$—
Owner-occupied commercial real estate	3,922	3,925	—	5,663	5,665	—
Residential mortgage	1,408	1,498	—	1,135	1,209	—
Other consumer	115	215	—	43	107	—
Total	6,058	6,310	—	9,534	9,675	—
Loans with a specific valuation allowance
Commercial and industrial	203	240	109	207	244	109
Single tenant lease financing	4,680	4,680	1,660	4,680	4,680	1,660
Total	4,883	4,920	1,769	4,887	4,924	1,769
Total impaired loans	$10,941	$11,230	$1,769	$14,421	$14,599	$1,769

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$594	$18	$4,053	$86	$1,330	$36	$4,376	$167
Owner-occupied commercial real estate	3,923	29	2,723	66	4,573	31	2,464	93
Small business lending	—	—	—	—
Residential mortgage	1,352	—	3,538	—	1,313	—	2,796	—
Home equity	—	—	—	—	—	—	21	—
Other consumer	75	—	83	—	60	—	79	—
Total	5,944	47	10,397	152	7,276	67	9,736	260
Loans with a specific valuation allowance
Commercial and industrial	204	—	353	—	204	—	177	—
Single tenant lease financing	4,680	—	—	—	4,680	—	—	—
Total	4,884	—	353	—	4,884	—	177	—
Total impaired loans	$10,828	$47	$10,750	$152	$12,160	$67	$9,913	$260

The Company had no residential mortgage other real estate owned as of June 30, 2020 and December 31, 2019. There was one loan with a balance of $0.1 million in the process of foreclosure at June 30, 2020 and no loans in the process of foreclosure at December 31, 2019.

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

There was one portfolio residential mortgage loan classified as a new TDR during the three and six months ended June 30, 2020 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of June 30, 2020. The modification consisted of an extension of the maturity date. There were four commercial and industrial loans classified as new TDRs during the three and six months ended June 30, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. The Company did not allocate a specific allowance for those loans as of June 30, 2019. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and six months ended June 30, 2020 and 2019, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. The modifications completed in the six months ended June 30, 2020 totaled $392.4 million and consisted of payment deferrals.

Note 5:  Premises and Equipment

The following table summarizes premises and equipment at June 30, 2020 and December 31, 2019.

(in thousands)	June 30, 2020	December 31, 2019
Land	$2,500	$2,500
Right of use leased asset	1,242	1,602
Building and improvements	19,821	10,004
Furniture and equipment	10,452	9,689
Less: accumulated depreciation	(10,076)	(9,165)
Total	$23,939	$14,630

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

        Site demolition has been completed and construction of a multi-use development, to include the Company's future headquarters, began on October 7, 2019. Development of the site is estimated to be substantially completed by October 12, 2021.

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

The following table shows the components of lease expense.

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$251	$187	$466	$368

The following table shows supplemental cash flow information related to leases.

(in thousands)	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$497	$394

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

(dollars in thousands)
	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$1,242	$1,602
Operating lease liabilities	1,242	1,602

Weighted-average remaining lease term (years)
Operating leases	2.1	2.4

Weighted-average discount rate
Operating leases	2.0%	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of June 30, 2020.

(in thousands)
Twelve months ended June 30,
2021	$691
2022	290
2023	232
2024	—
2025	—
Thereafter	—
Total lease payments	1,213
Less: imputed interest	(30)
Total	$1,183

Note 7:  Goodwill

As of June 30, 2020 and December 31, 2019, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended June 30, 2020.  Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2019.

Due to the impact of COVID-19 on the economy and the financial markets, the Company evaluated goodwill and determined no triggering event has occurred since the last goodwill impairment test was conducted.

Note 8:  Servicing Asset

Activity for the servicing asset and the related changes in fair value for the six months ended June 30, 2020 and 2019 are shown in the table below.

(in thousands)	Six Months Ended
	June 30, 2020	June 30, 2019
Beginning balance	$2,481	$—
Additions	310	—
Changes in fair value	(269)	—
Ending balance	$2,522	$—
Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2020 and December 31, 2019 are shown in the table below.

(in thousands)
	June 30, 2020	December 31, 2019
Loan portfolios serviced for:
SBA guaranteed loans	$113,927	$103,981
Total	$113,927	$103,981

Loan servicing revenue totaled $0.3 million and $0.5 million during the three and six months ended June 30, 2020, respectively. There was no loan servicing revenue during the three and six months ended June 30, 2019. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.1 million and $0.3 million downward valuation for the three and six months ended June 30, 2020, respectively. There was no loan servicing asset revaluation during the three and six months ended June 30, 2019.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	10,000	(126)	10,000	(138)
2026 Notes	25,000	(777)	25,000	(839)
2029 Notes	37,000	(1,416)	37,000	(1,495)
Total	$72,000	$(2,319)	$72,000	$(2,472)

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

The Company recorded $0.5 million and $1.1 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively, related to awards made under the 2013 Plan. The Company recorded $0.4 million and $0.9 million of share-based compensation expense for the three and six months ended June 30, 2019, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2020, and activity for the six months ended June 30, 2020.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	107,244	$29.03	—	$—	—	$—
Granted	66,808	27.56	16,090	25.58	6	19.41
Vested	(48,499)	30.34	(6,808)	26.37	(6)	19.41
Forfeited	—	—	(1,638)	27.56	—	—
Nonvested at June 30, 2020	125,553	$27.74	7,644	$24.44	—	$—

At June 30, 2020, the total unrecognized compensation cost related to nonvested awards was $3.1 million with a weighted-average expense recognition period of 1.9 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2020.

Deferred Stock Rights
Outstanding, beginning of period	84,505
Granted	428
Exercised	—
Outstanding, end of period	84,933

All deferred stock rights granted during the 2020 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:  Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2020 and December 31, 2019, the Company had outstanding loan commitments totaling approximately $267.4 million and $254.4 million, respectively.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”). As of June 30, 2020, the Company has committed to contribute up to $1.7 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts in the amount of $65.1 million. As of June 30, 2020, $51.6 million of such contract commitments had not yet been incurred. These commitments are due within two years.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2020 or December 31, 2019.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019.

		June 30, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$66,544	$—	$66,544	$—
Municipal securities	90,562	—	90,562	—
Agency mortgage-backed securities	278,530	—	278,530	—
Private label mortgage-backed securities	101,925		101,925	—
Asset-backed securities	4,837	—	4,837	—
Corporate securities	46,619	—	46,619	—
Total available-for-sale securities	589,017	—	589,017	—
Servicing asset	2,522	—	—	2,522
Interest rate swap liabilities	(34,494)	—	(34,494)	—
Loans held-for-sale (mandatory pricing agreements)	2,001	—	2,001	—
Forward contracts	(17)	(17)	—	—
IRLCs	282	—	—	282

		December 31, 2019 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,872	$—	$75,872	$—
Municipal securities	97,652	—	97,652	—
Agency mortgage-backed securities	261,440	—	261,440	—
Private label mortgage-backed securities	63,613	—	63,613	—
Asset-backed securities	4,955	—	4,955	—
Corporate securities	37,320	—	37,320	—
Total available-for-sale securities	540,852	—	540,852	—
Servicing asset	2,481	—	—	2,481
Interest rate swap liabilities	(37,786)	—	(37,786)	—
Loans held-for-sale (mandatory pricing agreements)	56,097	—	56,097	—
Forward contracts	(153)	(153)	—	—
IRLCs	910	—	—	910

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, April 1, 2020	$2,415	$2,064
Total realized gains (losses)
Additions	197	—
Change in fair value	(90)	(1,782)
Balance, June 30, 2020	2,522	282

Balance as of April 1, 2019	$—	$781
Total realized gains
Change in fair value	—	428
Balance, June 30, 2019	$—	$1,209

(in thousands)	Six Months Ended
	Servicing Asset	Interest Rate Lock Commitments
Balance January 1, 2020	$2,481	$910
Total realized gains (losses)
Additions	310	—
Change in fair value	(269)	(628)
Balance, June 30, 2020	$2,522	282

Balance as of January 1, 2019	$—	$389
Total realized gains
Change in fair value	—	820
Balance, June 30, 2019	$—	$1,209

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2019. The Company did not have any measurements on a nonrecurring basis at June 30, 2020.

		December 31, 2019
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,019	$—	$—	$3,019
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
IRLCs	$282	Discounted cash flow	Loan closing rates	63% - 100%	73%
Servicing asset	2,522	Discounted cash flow	Prepayment speeds	0% - 25%	13.0%
			Expected weighted-average loan life	3.6 - 5.6 years	4.8 years

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$3,019	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	910	Discounted cash flow	Loan closing rates	50% - 100%	84%
Servicing asset	2,481	Discounted cash flow	Prepayment speeds	0% - 25%	13.5%
			Expected weighted-average loan life	3.2 - 5.7 years	5.0 years

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2020 and December 31, 2019.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2020 and December 31, 2019.

	June 30, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$498,619	$498,619	$498,619	$—	$—
Securities held-to-maturity	68,295	69,152	—	69,152	—
Loans held-for-sale (best efforts pricing agreements)	23,493	23,493	—	23,493	—
Net loans	2,949,209	3,006,369	—	—	3,006,369
Accrued interest receivable	21,093	21,093	21,093	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,380,789	3,428,960	1,520,495	—	1,908,465
Advances from Federal Home Loan Bank	514,913	548,015	—	548,015	—
Subordinated debt	69,681	65,349	55,154	10,195	—
Accrued interest payable	1,073	1,073	1,073	—	—

	December 31, 2019 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$327,361	$327,361	$327,361	$—	$—
Securities held-to-maturity	61,878	62,560	—	62,560	—
Net loans	2,941,707	2,876,688	—	—	2,876,688
Accrued interest receivable	18,607	18,607	18,607	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,153,963	3,232,065	1,002,141	—	2,229,924
Advances from Federal Home Loan Bank	514,910	520,950	—	520,950	—
Subordinated debt	69,528	75,206	64,996	10,210	—
Accrued interest payable	3,767	3,767	3,767	—	—

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

During the three months ended June 30, 2020 and 2019, the Company originated mortgage loans held-for-sale of $211.9 million and $145.0 million, respectively, and sold $229.2 million and $130.4 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2020 and 2019, the Company originated mortgage loans held-for-sale of $427.3 million and $220.3 million, respectively, and sold $454.7 million and $211.4 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Gain on loans sold	$4,164	$1,825	$8,507	$3,298
(Loss) gain resulting from the change in fair value of loans held-for-sale	(1,255)	534	(939)	352
Gain (loss) resulting from the change in fair value of derivatives	499	305	(492)	631
Net revenue from mortgage banking activities	$3,408	$2,664	$7,076	$4,281

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

The Company had various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, less any ineffectiveness, in the condensed consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets, while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2020 and December 31, 2019.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans	$—	$474,957	$—	$21,440
Securities available-for-sale (1)	145,872	151,538	7,095	2,802
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both June 30, 2020 and December 31, 2019, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) June 30, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Securities available-for-sale	88,200	3.6	(7,097)	3-month LIBOR	2.54%
Total at June 30, 2020	$88,200	3.6	$(7,097)	3-month LIBOR	2.54%

(dollars in thousands) December 31, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Instruments Associated With	Value	(years)	Fair Value	Receive	Pay
Loans	$427,446	5.5	$(21,551)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	4.1	(2,806)	3-month LIBOR	2.54%
Total at December 31, 2019	$515,646	5.3	$(24,357)	3-month LIBOR	2.80%

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted-average term to maturity of 13.6 years as of June 30, 2020.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2020 and December 31, 2019.

(dollars in thousands) June 30, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.6	$(17,993)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3.5	(9,404)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.1	$(8,390)	3-month LIBOR	2.88%
Interest rate swaps	100,000	4.0	(5,040)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $34.6 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at June 30, 2020 and December 31, 2019, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	14,527	282	56,256	910
Total contracts	$14,527	$282	$56,256	$910
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$427,446	$(21,551)
Interest rate swaps associated with securities available-for-sale	88,200	(7,097)	88,200	(2,806)
Interest rate swaps associated with liabilities	210,000	(27,397)	210,000	(13,429)
Derivatives not designated as hedging instruments
Forward contracts	11,710	(17)	115,000	(153)
Total contracts	$309,910	$(34,511)	$840,646	$(37,939)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2020 and 2019.

	Amount of Loss Recognized in Other Comprehensive Loss in The Three Months Ended		Amount of Loss Recognized in Other Comprehensive Loss in the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest rate swap agreements	$(509)	$(5,892)	$(13,967)	$(9,464)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(1,781)	$428	$(628)	$820

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$2,281	$(122)	$136	$(189)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and six months ended June 30, 2020 and 2019.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income
Loans	$(1,221)	$(285)	$(2,445)	$(264)
Securities - taxable	(159)	(10)	(250)	(17)
Securities - non-taxable	(164)	27	(230)	72
Total interest income	(1,544)	(268)	(2,925)	(209)
Interest expense
Deposits	593	104	899	194
Other borrowed funds	589	79	911	113
Total interest expense	1,182	183	1,810	307
Net interest income	$(2,726)	$(451)	$(4,735)	$(516)

Note 15:  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the six months ended June 30, 2020 and 2019, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net change in unrealized gain (loss)	4,801	(13,967)	(9,166)
Reclassification of gain realized and included in earnings	(41)	—	(41)
Accumulated other comprehensive income (loss) before income tax	372	(23,770)	(23,398)
Income tax provision (benefit)	1,760	(4,020)	(2,260)
Balance, June 30, 2020	$(1,388)	$(19,750)	$(21,138)

Balance, January 1, 2019	$(13,360)	$(3,181)	$(16,541)
Net change in unrealized gain (loss)	10,577	(9,464)	1,113
Reclassification of net loss realized and included in earnings	458	—	458
Accumulated other comprehensive loss before income tax	(2,325)	(12,645)	(14,970)
Income tax provision (benefit)	3,163	(2,555)	608
Balance, June 30, 2019	$(5,488)	$(10,090)	$(15,578)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2020 and 2019, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, April 1, 2020	$(239)	$(19,627)	$(19,866)
Net change in unrealized loss	(1,498)	(509)	(2,007)
Accumulated other comprehensive loss before income tax	(1,737)	(20,136)	(21,873)
Income tax benefit	(349)	(386)	(735)
Balance, June 30, 2020	$(1,388)	$(19,750)	$(21,138)

Balance, April 1, 2019	$(8,380)	$(5,788)	$(14,168)
Net change in unrealized gain (loss)	3,667	(5,892)	(2,225)
Reclassification of net loss realized and included in earnings	458	—	458
Accumulated other comprehensive loss before income tax	(4,255)	(11,680)	(15,935)
Income tax provision (benefit)	1,233	(1,590)	(357)
Balance, June 30, 2019	$(5,488)	$(10,090)	$(15,578)

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

ASU 2017-04 - Intangibles - Goodwill and other (Topic 350) - Simplifying the Test for Goodwill Impairment” (January 2017)

The amendments in this update simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment process, which requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities. Under the new guidance, an entity will record an impairment charge if a reporting unit’s carrying amount exceeds its fair value. Entities still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. The amendments in this ASU are effective for smaller reporting companies for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this guidance effective July 1, 2020 and it did not have a material impact on the condensed consolidated financial statements.

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In March 2020 in connection with the implementation of the CARES Act and related provisions, the Company elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19. Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. See the “Non-TDR Loan Modifications due to COVID-19” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

        In 2018, we identified small business as an area for potential growth in loans, revenue and deposits. We believe that we can differentiate ourselves from larger financial institutions through providing a full suite of services to emerging small businesses and entrepreneurs. We have been focused on adding experienced personnel to build out our capabilities in small business lending and U.S. government guaranteed lending programs, including loans originated under the Small Business Administration (“SBA”) guidelines. To accelerate our efforts in this area, on November 1, 2019 we acquired a loan portfolio, a servicing portfolio and a team of experienced SBA professionals from First Colorado National Bank. During 2020, we have continued to hire additional small business sales, credit and operations personnel and plan to continue our efforts in onboarding talent as we build out our nationwide small business platform.

COVID-19 Pandemic

        The coronavirus pandemic (“COVID-19”) continues to pose health and economic challenges globally. In response, federal, state and local governments have passed laws and enacted policy changes intended to provide relief to affected businesses and individuals and to stimulate national and local economies. While the effect of COVID-19, including the responses from governmental agencies, did have an impact on our operating results as of June 30, 2020, we believe the impact was consistent with the effect of COVID-19 on the overall banking industry and was minimal on our operations. However, a prolonged outbreak could have an adverse effect on our financial condition and results of operations in future periods. The ultimate impact of COVID-19 on our business remains uncertain as we cannot predict with confidence when the economies in which we operate will return to conditions existing prior to COVID-19. As a result of continued measures to either contain or reduce the impact of COVID-19, we may experience issues that negatively impact our business, such as a decline in the liquidity of our borrowers or volatility in interest rates.

        Throughout the COVID-19 pandemic, our top priority has been the health of our team and clients. A significant number of our employees are still working remotely, and for those that continue to come into the office we have implemented social distancing policies and increased cleaning frequency and protocols at all Company locations.

        As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. Beginning in the first quarter 2020, we offered loan payment deferral programs for clients affected by COVID-19. Loan balances on payment deferral programs peaked in late May 2020. As certain parts of the economy re-opened during the second quarter 2020, loan balances under deferral agreements have been reduced significantly from the peak and all borrowers coming off deferrals have resumed normal payment schedules. As a preferred SBA lender, we also assisted clients by participating in the Paycheck Protection Program (“PPP”). Despite the challenging environment, we have continued to prudently extend credit to both commercial and consumer clients.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. Loans originated under the PPP bear an interest rate of 1.00% and do not require payments for the first six months. Originally, all PPP Loans carried a two-year term, however Congressional amendments to the CARES Act changed the maturity of loans approved after June 5, 2020 to a five-year term. These loans may be forgiven if the loan proceeds were used for payroll costs and other qualifying business expenses as long as a minimum of 60% of the forgiven amount was used to maintain payroll costs. The federal government approved an initial appropriation of $349.0 billion for PPP loans and when that was depleted, approved an additional $310.0 billion. As a preferred SBA lender, we assisted our clients in participating in both rounds of the PPP. Through June 30, 2020, we approved and funded 449 PPP loans totaling $58.9 million to help small businesses maintain their workforces in an uncertain and challenging environment. All of the loans the Company originated have two-year maturities as they were originated prior to June 5, 2020.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the six months ended June 30, 2020 and 2019.

(dollars in thousands except for per share data)	Three Months Ended					Six Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Income Statement Summary:
Net interest income	$14,426	$15,018	$15,374	$15,244	$16,105	$29,444	$32,349
Provision for loan losses	2,491	1,461	468	2,824	1,389	3,952	2,674
Noninterest income	4,973	6,211	5,405	5,558	3,454	11,184	5,826
Noninterest expense	13,244	13,486	12,613	11,203	11,709	26,730	22,818
Income tax (benefit) provision	(268)	263	602	449	340	(5)	866
Net income	$3,932	$6,019	$7,096	$6,326	$6,121	$9,951	$11,817
Per Share Data:
Earnings per share - basic	$0.40	$0.62	$0.72	$0.63	$0.60	$1.02	$1.16
Earnings per share - diluted	$0.40	$0.62	$0.72	$0.63	$0.60	$1.02	$1.16
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.12	$0.12
Book value per common share	$31.40	$31.13	$31.30	$30.30	$29.56	$31.40	$29.56
Tangible book value per common share [1]	$30.92	$30.65	$30.82	$29.82	$29.10	$30.92	$29.10
Common shares outstanding	9,799,047	9,801,825	9,741,800	9,741,800	10,016,458	9,799,047	10,016,458
Average common shares outstanding:
Basic	9,768,227	9,721,485	9,825,784	9,979,603	10,148,285	9,798,528	10,182,770
Diluted	9,768,227	9,750,528	9,843,829	9,980,612	10,148,285	9,802,427	10,186,833
Dividend payout ratio [2]	15.00%	9.68%	8.33%	9.52%	10.00%	11.76%	10.34%
Performance Ratios:
Return on average assets	0.37%	0.59%	0.69%	0.63%	0.65%	0.47%	0.64%
Return on average shareholders’ equity	5.15%	7.78%	9.46%	8.40%	8.26%	6.48%	8.09%
Return on average tangible common equity [1]	5.23%	7.90%	9.61%	8.53%	8.39%	6.58%	8.22%
Net interest margin	1.37%	1.50%	1.51%	1.54%	1.73%	1.43%	1.79%
Net interest margin - FTE [1,3]	1.50%	1.65%	1.67%	1.70%	1.91%	1.58%	1.97%
Noninterest expense to average assets	1.22%	1.32%	1.22%	1.11%	1.23%	0.94%	1.55%
Capital Ratios:
Total shareholders’ equity to assets	7.12%	7.32%	7.44%	7.21%	7.48%	7.12%	7.48%
Tangible common equity to tangible assets ratio [1]	7.01%	7.22%	7.33%	7.10%	7.37%	7.01%	7.37%
Tier 1 leverage ratio	7.49%	7.82%	7.64%	7.66%	8.06%	7.49%	8.06%
Common equity tier 1 capital ratio	10.94%	10.76%	10.84%	10.93%	11.08%	10.94%	11.08%
Tier 1 capital ratio	10.94%	10.76%	10.84%	10.93%	11.08%	10.94%	11.08%
Total risk-based capital ratio	14.13%	13.87%	13.99%	14.17%	14.31%	14.13%	14.31%

1 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.
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

During the second quarter 2020, net income was $3.9 million, or $0.40 per diluted share, compared to the second quarter 2019 net income of $6.1 million, or $0.60 per diluted share, representing a decrease in net income of $2.2 million, or 35.8%. During the six months ended June 30, 2020, net income was $10.0 million, or $1.02 per diluted share, compared to the six months ended June 30, 2019 net income of $11.8 million, or $1.16 per diluted share, resulting in a decrease in net income of $1.9 million, or 15.8%.

The $2.2 million decrease in net income in the second quarter 2020 compared to the second quarter 2019 was due primarily to a decrease of $1.7 million, or 10.4%, in net interest income, a $1.5 million, or 13.1%, increase in noninterest expense and a $1.1 million, or 79.3%, increase in provision for loan losses, partially offset by a $1.5 million, or 44.0%, increase in noninterest income and a decrease of $0.6 million, or 178.8%, in income tax expense.

The $1.9 million decrease in net income in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due primarily to a $3.9 million, or 17.1%, increase in noninterest expense, a $2.9 million, or 9.0%, decrease in net interest income and a $1.3 million, or 47.8% increase in provision for loan losses, partially offset by a $5.4 million, or 92.0%, increase in noninterest income and a $0.9 million, or 100.6%, decrease in income tax expense.

During the second quarter 2020, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.37% and 5.15%, respectively, compared to 0.65% and 8.26%, respectively, for the second quarter 2019. During the six months ended June 30, 2020, ROAA and ROAE were 0.47% and 6.48%, respectively, compared to 0.64% and 8.09%, respectively, for the six months ended June 30, 2019. The decrease in ROAA for both the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was due primarily to the combination of lower net income and the Company’s growth in average assets. The decrease in ROAE during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was mainly the result of the combination of lower net income and the Company’s growth in average shareholders’ equity. The increase in average shareholder’s equity was due mainly to an increase in the average balance of retained earnings, but partially offset by an increase in the average balance of accumulated other comprehensive loss.

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

(dollars in thousands)	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,989,772	$29,730	4.00%	$2,977,994	$30,408	4.11%	$2,916,076	$30,842	4.24%
Securities - taxable	560,947	3,276	2.35%	531,046	3,619	2.74%	460,816	3,540	3.08%
Securities - non-taxable	96,675	457	1.90%	99,833	572	2.30%	97,536	668	2.75%
Other earning assets	594,296	759	0.51%	415,927	1,645	1.59%	248,996	1,794	2.89%
Total interest-earning assets	4,241,690	34,222	3.24%	4,024,800	36,244	3.62%	3,723,424	36,844	3.97%

Allowance for loan losses	(23,388)			(22,059)			(19,275)
Noninterest-earning assets	111,872			97,191			100,872
Total assets	$4,330,174			$4,099,932			$3,805,021

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$137,487	$237	0.69%	$122,925	$219	0.72%	$117,665	$214	0.73%
Regular savings accounts	37,204	92	0.99%	30,345	78	1.03%	37,507	106	1.13%
Money market accounts	1,089,063	3,541	1.31%	866,605	3,743	1.74%	592,106	2,995	2.03%
Certificates and brokered deposits	2,006,966	11,893	2.38%	2,069,170	13,168	2.56%	2,131,729	13,832	2.60%
Total interest-bearing deposits	3,270,720	15,763	1.94%	3,089,045	17,208	2.24%	2,879,007	17,147	2.39%
Other borrowed funds	584,543	4,033	2.77%	584,465	4,018	2.76%	548,932	3,592	2.62%
Total interest-bearing liabilities	3,855,263	19,796	2.07%	3,673,510	21,226	2.32%	3,427,939	20,739	2.43%
Noninterest-bearing deposits	73,758			60,456			42,566
Other noninterest-bearing liabilities	94,285			54,961			37,368
Total liabilities	4,023,306			3,788,927			3,507,873

Shareholders’ equity	306,868			311,005			297,148
Total liabilities and shareholders’ equity	$4,330,174			$4,099,932			$3,805,021

Net interest income		$14,426			$15,018			$16,105

Interest rate spread [1]			1.17%			1.30%			1.54%
Net interest margin [2]			1.37%			1.50%			1.73%
Net interest margin - FTE [3]			1.50%			1.65%			1.91%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities.
2 Net interest income divided by total average interest-earning assets (annualized).
3 On an FTE basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin - FTE represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

(dollars in thousands)	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,983,883	$60,138	4.05%	$2,845,854	$60,060	4.26%
Securities - taxable	545,997	6,895	2.54%	445,006	6,864	3.11%
Securities - non-taxable	98,254	1,029	2.11%	95,899	1,352	2.84%
Other earning assets	505,111	2,404	0.96%	247,871	3,567	2.90%
Total interest-earning assets	4,133,245	70,466	3.43%	3,634,630	71,843	3.99%

Allowance for loan losses	(22,724)			(18,755)
Noninterest-earning assets	104,532			100,880
Total assets	$4,215,053			$3,716,755

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$130,206	$456	0.70%	$113,582	$427	0.76%
Regular savings accounts	33,774	170	1.01%	38,177	213	1.13%
Money market accounts	977,834	7,284	1.50%	577,686	5,747	2.01%
Certificates and brokered deposits	2,038,068	25,061	2.47%	2,074,812	26,146	2.54%
Total interest-bearing deposits	3,179,882	32,971	2.09%	2,804,257	32,533	2.34%
Other borrowed funds	584,504	8,051	2.77%	544,841	6,961	2.58%
Total interest-bearing liabilities	3,764,386	41,022	2.19%	3,349,098	39,494	2.38%
Noninterest-bearing deposits	67,107			42,558
Other noninterest-bearing liabilities	74,623			30,569
Total liabilities	3,906,116			3,422,225

Shareholders’ equity	308,937			294,530
Total liabilities and shareholders’ equity	$4,215,053			$3,716,755

Net interest income		$29,444			$32,349

Interest rate spread [1]			1.24%			1.61%
Net interest margin [2]			1.43%			1.79%
Net interest margin - FTE [3]			1.58%			1.97%
1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities.
2 Net interest income divided by total average interest-earning assets (annualized).
3 On an FTE basis assuming a 21% tax rate. Net interest income is adjusted to reflect income from assets such as municipal loans and securities that are exempt from Federal income taxes.   This is to recognize the income tax savings that facilitates a comparison between taxable and tax-exempt assets.  The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin - FTE represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

(dollars in thousands)	Three Months Ended June 30, 2020 vs. March 31, 2020 Due to Changes in			Three Months Ended June 30, 2020 vs. June 30, 2019 Due to Changes in			Six Months Ended June 30, 2020 vs. June 30, 2019 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$756	$(1,434)	$(678)	$3,978	$(5,090)	$(1,112)	$5,966	$(5,888)	$78
Securities – taxable	1,077	(1,420)	(343)	3,092	(3,356)	(264)	2,824	(2,793)	31
Securities – non-taxable	(18)	(97)	(115)	(6)	(205)	(211)	94	(417)	(323)
Other earning assets	3,134	(4,020)	(886)	6,787	(7,822)	(1,035)	5,141	(6,304)	(1,163)
Total	4,949	(6,971)	(2,022)	13,851	(16,473)	(2,622)	14,025	(15,402)	(1,377)

Interest expense
Interest-bearing deposits	5,215	(6,660)	(1,445)	10,289	(11,673)	(1,384)	8,044	(7,606)	438
Other borrowed funds	—	14	14	234	207	441	542	548	1,090
Total	5,215	(6,646)	(1,431)	10,523	(11,466)	(943)	8,586	(7,058)	1,528

Increase (decrease) in net interest income	$(266)	$(325)	$(591)	$3,328	$(5,007)	$(1,679)	$5,439	$(8,344)	$(2,905)

Net interest income for the second quarter 2020 was $14.4 million, a decrease of $1.7 million, or 10.4%, compared to $16.1 million for the second quarter 2019. The decrease in net interest income was primarily the result of a $2.6 million, or 7.1%, decrease in total interest income to $34.2 million for the second quarter 2020 from $36.8 million for the second quarter 2019. The decrease in total interest income was partially offset by a $0.9 million, or 4.5%, decrease in total interest expense to$19.8 million for the second quarter 2020 from $20.7 million for the second quarter 2019.

Net interest income for the six months ended June 30, 2020 was $29.4 million, a decrease of $2.9 million, or 9.0%, compared to $32.3 million for the six months ended June 30, 2019. The decrease in net interest income was the result of a $1.5 million, or 3.9%, increase in total interest expense to $41.0 million for the six months ended June 30, 2020 from $39.5 million for the six months ended June 30, 2019 and a $1.4 million, or 1.9%, decrease in total interest income to $70.5 million for the six months ended June 30, 2020 from $71.8 million for the six months ended June 30, 2019.

The decrease in total interest income for the second quarter 2020 compared to the second quarter 2019 was due to decreases in interest earned on loans, including loans held-for-sale, other earning assets and securities. Interest income earned on loans decreased $1.1 million, or 3.6%, due primarily to a decline of 24 basis points (“bps”) in the yield earned on average loan balances, partially offset by an increase of $73.7 million, or 2.5%, in average loan balances. Interest income earned on other earning assets declined $1.0 million, or 57.7%, due mainly to a 238 bp decline in the yield earned on these assets, partially offset by an increase of $345.3 million, or 138.7%, in the average balance of other earning assets. The increase in other earning assets was due to higher cash balances driven by growth in the average balance of deposits. Additionally, interest income earned on securities decreased $0.5 million, or 11.3%, due to a decline of 74 bps in the yield earned on securities, partially offset by an increase of $99.3 million, or 17.8%, in the average balance of securities.

The decrease in total interest income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to decreases in interest income earned on other earning assets and securities. Interest income earned on other earning assets decreased $1.2 million, or 32.6%, due to a decline of 194 bps in the yield earned on these assets, partially offset by an increase of $257.2 million, or 103.8%, in the average balance of other earning assets. The increase in other earning assets was due to higher cash balances driven by growth in the average balance of deposits. Interest income earned on securities decreased $0.3 million, or 3.6%, due to a decline of 59 bps in the yield earned on securities, partially offset by an increase of $103.3 million, or 19.1%, in the average balance of securities. Interest income earned on loans, including loans held-for-sale, increased slightly as an increase of $138.0 million, or 4.9%, in the average balance of loans was partially offset by a decline of 21 bps in the yield earned on loans.

Overall, the yield on interest-earning assets for the second quarter 2020 declined 73 bps to 3.24% from 3.97% for the second quarter 2019. Additionally, the yield on interest-earning assets for the six months ended June 30, 2020 declined 56 bps to 3.43% from 3.99% for the six months ended June 30, 2019. The declines in the yields earned on interest-earning assets were due to the continued decrease in market interest rates from the year-ago periods. Interest rates began declining during 2019 and have declined significantly in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. The decline in interest rates negatively impacted the yields earned on variable rate loans, including fixed rate loans that have been effectively converted to variable rate loans through the use of interest rate swap agreements, and new loan originations as well as variable rate securities and cash balances, which were elevated throughout both the second quarter 2020 and the six months ended June 30, 2020 as discussed above.

The decrease in total interest expense for the second quarter 2020 compared to the second quarter 2019 was due to a decrease in interest expense related to certificates and brokered deposits, partially offset by increases in expense related to money market accounts and other borrowed funds. Interest expense on certificates and brokered deposits decreased $1.9 million, or 14.2%, due to a decline of 22 bps in the cost of these deposits as well as a $124.8 million, or 5.9%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in expense related to money market accounts of $0.5 million, or 18.2%, was driven by an increase of $497.0 million, or 83.9%, in the average balance of these deposits, partially offset by a decline of 72 bps in the cost of these deposits. Money market balances have increased throughout 2020 as consumers, small businesses and commercial clients have increased cash balances due to the economic uncertainty resulting from COVID-19. The increase in expense related to other borrowed funds of $0.4 million, or 12.3%, was due to the impact of the 2029 Notes (subordinated debt) issued in June 2019 with an aggregate principal amount of $37.0 million and an initial fixed interest rate of 6.00%.

The increase in total interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to increases in interest expense on money market accounts and other borrowed funds, partially offset by a decrease in interest expense related to certificates and brokered deposits. Interest expense on money market accounts increased $1.5 million, or 26.7%, driven by an increase of $400.1 million, or 69.3%, in the average balance of these deposits, partially offset by a decline of 51 bps in the cost of these deposits. Money market balances have increased throughout 2020 as consumers, small businesses and commercial clients have increased cash balances due to the economic uncertainty resulting from COVID-19. The increase in expense related to other borrowed funds of $1.1 million, or 15.7%, was due to the impact of the issuance of the 2029 Notes discussed above. The decrease in expense related to certificates and brokered deposits of $1.1 million, or 4.2%, was due to a decline of 7 bps in the cost of these deposits as well as a $36.7 million, or 1.8%, decrease in the average balance of these deposits.

Overall, the cost of total interest-bearing liabilities for the second quarter 2020 declined 36 bps to 2.07% from 2.43% for the second quarter 2019. Additionally, the cost of total interest-bearing liabilities for the six months ended June 30, 2020 declined 19 bps to 2.19% from 2.38% for the six months ended June 30, 2019. Similar to asset yields, the declines in the cost of funds were due to the continued decrease in market interest rates from the year-ago periods. The sharp declines in both short- and long-term interest rates due to COVID-19 have allowed the Company to reprice all of its deposit products at lower rates. Furthermore, a shift in the deposit composition from higher cost certificates and brokered deposits to lower cost money market accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 1.37% for the second quarter 2020 compared to 1.73% for the second quarter 2019. On a fully-taxable equivalent basis, NIM was 1.50% for the second quarter 2020 compared to 1.91% for the second quarter 2019.

NIM was 1.43% for the six months ended June 30, 2020 compared to 1.79% for the six months ended June 30, 2019. On a fully-taxable equivalent basis, NIM was 1.58% for the six months ended June 30, 2020 compared to 1.97% for the six months ended June 30, 2019.

The decrease in NIM reflects the greater decline in asset yields compared to the decline in the cost of funds during the applicable periods. Following the Federal Reserve’s interest rate cuts in March 2020 in response to COVID-19, variable rate assets tied to market rates repriced faster than deposits. However, as the pace of short-term market interest rate declines has slowed over the course of the second quarter 2020, the Company believes that yields on interest-earning assets have largely stabilized. Furthermore, the Company has approximately $1.0 billion of certificates and brokered deposits with a weighted average cost of 2.18% that mature over the next twelve months. As the weighted average cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2020 and 2019.

(in thousands)	Three Months Ended					Six Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Service charges and fees	$182	$212	$213	$211	$225	$394	$461
Loan servicing revenue	255	251	166	—	—	506	—
Loan servicing asset revaluation	(90)	(179)	—	—	—	(269)	—
Mortgage banking activities	3,408	3,668	2,953	4,307	2,664	7,076	4,281
Gain (loss) on sale of loans	762	1,801	1,721	523	(66)	2,563	(170)
Gain (loss) on sale of securities	—	41	—	—	(458)	41	(458)
Other	456	417	352	517	1,089	873	1,712
Total noninterest income	$4,973	$6,211	$5,405	$5,558	$3,454	$11,184	$5,826

During the second quarter 2020, noninterest income was $5.0 million, representing an increase of $1.5 million, or 44.0%, compared to $3.5 million for the second quarter 2019. The increase in noninterest income was due primarily to increases in revenue from mortgage banking activities, gain on sale of loans, gain on sale of securities and loan servicing revenue, which were partially offset by lower other income. The increase in mortgage banking revenue was due mainly to an increase in mandatory pipeline and best efforts sales volumes as the year-over-year decline in market interest rates drove increased origination activity. The increase in gain on sale of loans was due to the Company selling $11.5 million of SBA 7(a) guaranteed loans during the second quarter 2020, recognizing a net gain of $0.8 million, as compared to a $0.1 million net loss on the sale of loans in the second quarter 2019. The increase in gain on sale of securities was due to the sale of lower-yielding mortgage-backed and U.S. Government Agency securities in the second quarter 2019 that resulted in a loss of $0.5 million, compared to no sales of securities in the second quarter 2020. Additionally, compared to the second quarter 2019, the Company recognized $0.2 million of loan servicing revenue, net of the loan servicing asset revaluation, in the second quarter 2020, in connection with the SBA 7(a) servicing portfolio acquired in the fourth quarter 2019. The decrease in other noninterest income was due primarily to the Company recognizing a $0.5 million gain on the sale of its ownership of Visa Class B shares in the second quarter 2019.

During the six months ended June 30, 2020, noninterest income was $11.2 million, an increase of $5.4 million, or 92.0%, from the six months ended June 30, 2019. The increase in noninterest income was due primarily to increases in revenue from mortgage banking activities, gain on sale of loans, loan servicing revenue and gain on sale of securities, which were partially offset by a decrease in other income. The increase in mortgage banking revenue was due mainly to an increase in mandatory pipeline and best efforts sales volumes as the year-over-year decline in market interest rates drove increased origination activity. The increase in gain on sale of loans was due to sales of portfolio loans with book values totaling $185.1 million that resulted in a gain of $1.3 million, as well as a gain of $1.2 million on the sale of SBA 7(a) guaranteed loans during the six months ended June 30, 2020 compared to the Company selling portfolio loans with book values of $148.4 million that resulted in a net loss of $0.2 million during the six months ended June 30, 2019. The increase in gain on sale of securities was due to a gain of less than $0.1 million being recorded during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 when the Company sold lower-yielding mortgage-backed and U.S. Government Agency securities that resulted in a loss of $0.5 million. The Company also recognized loan servicing revenue, net of servicing asset revaluation, of $0.2 million, during the six months ended June 30, 2020, in connection with the SBA 7(a) servicing portfolio acquired in the fourth quarter 2019. The decrease in other noninterest income was mainly the result of income recognized in the prior year associated with the sale of the Company’s Visa Class B shares and income associated with the Company’s temporary ownership of the land associated with the Company’s new headquarters. Refer to Note 11 to the condensed consolidated financial statements for additional information about the Company’s new headquarters.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2020 and 2019.

(in thousands)	Three Months Ended					Six Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Salaries and employee benefits	$7,789	$7,774	$7,168	$6,883	$6,642	$15,563	$12,963
Marketing, advertising and promotion	411	375	409	456	466	786	935
Consulting and professional services	932	1,177	1,242	778	835	2,109	1,649
Data processing	339	375	312	381	328	714	645
Loan expenses	399	599	289	247	292	998	606
Premises and equipment	1,602	1,625	1,556	1,506	1,497	3,227	2,997
Deposit insurance premium	435	485	601	—	747	920	1,302
Other	1,337	1,076	1,036	952	902	2,413	1,721
Total noninterest expense	$13,244	$13,486	$12,613	$11,203	$11,709	$26,730	$22,818

Noninterest expense for the second quarter 2020 was $13.2 million, compared to $11.7 million for the second quarter 2019. The increase of $1.5 million, or 13.1%, compared to the second quarter 2019 was due primarily to increases of $1.1 million in salaries and employee benefits and $0.4 million in other expenses. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in other expenses was due primarily to a $0.3 million charitable contribution the Company made to assist small businesses and nonprofits address the economic challenges of the COVID-19 pandemic.

Noninterest expense for the six months ended June 30, 2020 was $26.7 million, compared to $22.8 million for the six months ended June 30, 2019. The increase of $3.9 million, or 17.1%, compared to the six months ended June 30, 2019 was due primarily to increases of $2.6 million in salaries and employee benefits, $0.7 million in other expenses, $0.5 million in consulting and professional services, $0.4 million in loan expenses, and $0.2 million in premises and equipment, partially offset by a decrease of $0.4 million in deposit insurance premium. The increase in salaries and employee benefits was primarily the result of personnel growth, mostly associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in other expenses was due primarily to the $0.3 million charitable contribution mentioned above. The increase in consulting and professional services was due primarily to increased recruitment costs and directors’ fees. The increase in loan expenses was driven primarily by costs associated with nonperforming loans. The increase in premises and equipment was due primarily to higher software expense. The decrease in deposit insurance premium was due primarily to declines in the balance of brokered deposits and year-over-year asset growth, both of which positively impact the formula used to calculate deposit insurance expense.

The Company recorded an income tax benefit of $0.3 million for the second quarter 2020, compared to a $0.3 million income tax provision and an effective tax rate of 5.3% for the second quarter 2019. The Company’s income tax benefit was less than $0.1 million for the six months ended June 30, 2020, compared to a $0.9 million income tax provision and an effective tax rate of 6.8% for the six months ended June 30, 2019. The decrease in income tax provision for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due primarily to lower income before income taxes in the 2020 period. The decrease in the income tax provision for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to lower income before income taxes, as well as the impact of the CARES Act, which was signed into law on March 27, 2020. The CARES Act provided the opportunity to carryback certain federal net operating losses based on the difference between the current statutory rate and the statutory rate in effect during the period to which the net operating loss will be carried back.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Total assets	$4,324,600	$4,168,146	$4,100,083	$4,095,491	$3,958,829
Loans	2,973,674	2,892,093	2,963,547	2,881,272	2,861,156
Total securities	657,312	675,013	602,730	591,549	558,160
Loans held-for-sale	38,813	52,394	56,097	41,119	30,642
Noninterest-bearing deposits	82,864	70,562	57,115	50,560	44,040
Interest-bearing deposits	3,297,925	3,107,944	3,096,848	3,097,682	2,962,223
Total deposits	3,380,789	3,178,506	3,153,963	3,148,242	3,006,263
Advances from Federal Home Loan Bank	514,913	514,911	514,910	514,908	514,906
Total shareholders’ equity	307,711	305,127	304,913	295,140	296,120

Total assets increased $224.5 million, or 5.5%, to $4.3 billion at June 30, 2020 compared to $4.1 billion at December 31, 2019. Balance sheet growth was driven by an increase in deposits of $226.8 million, or 7.2%. As loan balances remained relatively consistent since December 31, 2019, the deposit growth resulted in an increase in liquid assets as cash balances increased $171.3 million, or 52.3%, and securities balances increased $54.6 million, or 9.1%. The increase in balance sheet liquidity was reflected in the percentage of loans to deposits, which declined to 88.0% as of June 30, 2020, compared to 94.0% as of December 31, 2019.

Loan Portfolio Analysis

        The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
Commercial loans
Commercial and industrial	$81,687	2.7%	$95,227	3.3%	$96,420	3.3%	$83,481	2.9%	$101,218	3.5%
Owner-occupied commercial real estate(1)	86,897	2.9%	87,957	3.0%	86,726	2.9%	86,357	3.0%	83,979	2.9%
Investor commercial real estate	13,286	0.4%	13,421	0.5%	12,567	0.4%	11,852	0.4%	21,179	0.7%
Construction	77,591	2.6%	64,581	2.2%	60,274	2.0%	54,131	1.9%	47,849	1.7%
Single tenant lease financing	980,292	33.0%	972,275	33.6%	995,879	33.6%	1,008,247	35.0%	1,001,196	35.1%
Public finance	647,107	21.8%	627,678	21.7%	687,094	23.2%	686,622	23.8%	706,161	24.7%
Healthcare finance	380,956	12.8%	372,266	12.9%	300,612	10.1%	251,530	8.6%	212,351	7.4%
Small business lending(1)	118,526	4.0%	54,055	1.9%	46,945	1.6%	11,597	0.4%	8,925	0.3%
Total commercial loans	2,386,342	80.2%	2,287,460	79.1%	2,286,517	77.1%	2,193,817	76.0%	2,182,858	76.3%
Consumer loans
Residential mortgage	208,728	7.0%	218,730	7.6%	313,849	10.6%	320,451	11.1%	318,678	11.1%
Home equity	22,640	0.8%	23,855	0.8%	24,306	0.8%	25,042	0.9%	26,825	0.9%
Other consumer	291,632	9.8%	296,605	10.2%	295,309	10.0%	296,573	10.4%	294,251	10.4%
Total consumer loans	523,000	17.6%	539,190	18.6%	633,464	21.4%	642,066	22.4%	639,754	22.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (2)	64,332	2.2%	65,443	2.3%	43,566	1.5%	45,389	1.6%	38,544	1.3%
Total loans	2,973,674	100.0%	2,892,093	100.0%	2,963,547	100.0%	2,881,272	100.0%	2,861,156	100.0%
Allowance for loan losses	(24,465)		(22,857)		(21,840)		(21,683)		(19,976)
Net loans	$2,949,209		$2,869,236		$2,941,707		$2,859,589		$2,841,180

(1) As of December 31, 2019, the Company held $13.3 million of SBA 7(a) 504 loans which were classified within the small business lending category. In the second quarter 2020, those balances were reclassified into the owner-occupied commercial real estate category.

(2) Includes carrying value adjustments of $46.0 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2020 and $44.6 million, $21.4 million, $27.6 million and $22.2 million as of March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $3.0 billion as of June 30, 2020, an increase of $10.1 million, or 0.3%, compared to December 31, 2019. Total commercial balances were $2.4 billion as of June 30, 2020, up slightly from $2.3 billion in December 31, 2019. Compared to December 31, 2019, production in healthcare finance, small business lending and construction was partially offset by lower balances in the public finance and single tenant lease financing loan portfolios due primarily to sales of $94.4 million of loans in these categories during the first quarter 2020. The growth in small business lending was driven by $58.9 million of PPP loan balances originated during the second quarter 2020, partially offset by sales of SBA 7(a) guaranteed loans. The Company did not execute any portfolio loan sales during the second quarter 2020 due to market conditions resulting from COVID-19; however, it expects to resume portfolio loan sales in the future to help further its objectives of managing balance sheet growth and capital, providing liquidity and improving NIM and profitability.

Total consumer loan balances were $523.0 million as of June 30, 2020, a decrease of $110.5 million, or 17.4%, compared to December 31, 2019. The decline in consumer loan balances from December 31, 2019 was due primarily to the sale of $90.8 million of portfolio residential mortgage loans, which included seasoned lower-yielding loans.

        The Company has identified loan exposures to certain industries that may be impacted by COVID-19. Our healthcare finance portfolio, which represents 12.8% of our total loan portfolio, is comprised primarily of loans to dentists and other specialists that have been impacted by government actions to contain COVID-19 occurring late in the first quarter 2020 and into the second quarter 2020. As certain states reopened their economies later in the second quarter 2020, we experienced a decline in healthcare finance loan balances under deferral agreements. See “Non-TDR Loan Modifications due to COVID-19” below for additional information on this portfolio.

Within the rest of the portfolio, as of June 30, 2020, additional exposures represent approximately 17.7% of our total loan portfolio and include full-service restaurants of $221.1 million, quick-service restaurants of $229.8 million, consumer services of $35.7 million, healthcare and social assistance of $21.2 million and hotels and accommodations of $16.8 million. Given the economic uncertainty related to COVID-19, the ultimate impact of the pandemic on these exposures is unknown at this time. We currently have no exposure to other highly impacted industries such as airlines, cruise ships, oil & gas or multifamily lending.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Nonaccrual loans
Commercial loans:
Commercial and industrial	$299	$218	$226	$585	$1,604
Owner-occupied commercial real estate	2,066	1,390	464	465	478
Single tenant lease financing	4,680	4,680	4,680	4,691	—
Total commercial loans	7,045	6,288	5,370	5,741	2,082
Consumer loans:
Residential mortgage	1,042	991	761	—	3,134
Other consumer	108	39	33	41	49
Total consumer loans	1,150	1,030	794	41	3,183
Total nonaccrual loans	8,195	7,318	6,164	5,782	5,265

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	73	—	—	—
Total commercial loans	—	73	—	—	—
Consumer loans:
Residential mortgage	—	51	568	—	121
Other consumer	—	1	—	1	—
Total consumer loans	—	52	568	1	121
Total past due 90 days and accruing loans	—	125	568	1	121

Total nonperforming loans	8,195	7,443	6,732	5,783	5,386

Other real estate owned
Investor commercial real estate	2,065	2,065	2,065	2,066	2,066
Residential mortgage	—	—	—	553	553
Total other real estate owned	2,065	2,065	2,065	2,619	2,619

Other nonperforming assets	44	114	75	95	36

Total nonperforming assets	$10,304	$9,622	$8,872	$8,497	$8,041

Total nonperforming loans to total loans	0.28%	0.26%	0.23%	0.20%	0.19%
Total nonperforming assets to total assets	0.24%	0.23%	0.22%	0.21%	0.20%
Allowance for loan losses to total loans	0.82%	0.79%	0.74%	0.75%	0.70%
Allowance for loan losses to total loans, excluding PPP loans(1)	0.84%	0.79%	0.74%	0.75%	0.70%
Allowance for loan losses to nonperforming loans	298.5%	307.1%	324.4%	374.9%	370.9%

1 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Troubled debt restructurings – nonaccrual	$854	$94	$94	$171	$174
Troubled debt restructurings – performing	372	378	427	470	1,985
Total troubled debt restructurings	$1,226	$472	$521	$641	$2,159

The increase in nonperforming loans of $1.5 million, or 21.7%, to $8.2 million as of June 30, 2020 compared to $6.7 million as of December 31, 2019 was due primarily to an increase in nonperforming owner-occupied commercial real estate loans with unpaid principal balanced of $1.6 million that were placed on nonaccrual status during 2020, partially offset by a decrease in accruing residential mortgage loans that were 90 days past due. Total nonperforming assets increased $1.4 million, or 16.1%, as of June 30, 2020 compared to December 31, 2019. The ratio of nonperforming loans to total loans increased to 0.28% as of June 30, 2020 compared to 0.23% as of December 31, 2019 and the ratio of nonperforming assets to total assets increased to 0.24% as of June 30, 2020 compared to 0.22% as of December 31, 2019, due primarily to the loans mentioned above.

Total TDRs as of June, 2020 were $1.2 million, up $0.7 million from December 31, 2019. The increase was driven by one residential mortgage loan that became a TDR during the second quarter 2020.

        As of June 30, 2020 and December 31, 2019, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consists of two buildings that are residential units adjacent to a university campus.

        As of June 30, 2020, our financial results have reflected little impact on asset quality as a result of COVID-19. Actions taken to either contain or reduce the impact of the pandemic have had a detrimental effect on the national and our local economies. The ultimate impact it may have on our business and asset quality is still uncertain; however, we remain optimistic that the combination of government stimulus programs and relief programs we have provided to our clients will lessen the economic stress on our borrowers. However, if the pandemic extends for a prolonged period of time, we may experience negative trends in nonperforming loans and assets.

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

        In accordance with this guidance, the Company has offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.

        The following table shows the Company’s deferrals by loan portfolio type that have been granted through July 31, 2020. The balances shown are as of June 30, 2020.

(dollars in thousands)	Deferrals	Total Loan Balance	% Of Balances With Deferrals
Commercial loans
Commercial and industrial	$517	$81,687	0.6%
Owner-occupied commercial real estate	14,929	86,897	17.2%
Investor commercial real estate	411	13,286	3.1%
Construction	—	77,591	0.0%
Single tenant lease financing	276,716	980,292	28.2%
Public finance	—	647,107	0.0%
Healthcare finance	20,631	380,956	5.4%
Small business lending	1,823	118,526	1.5%
Total commercial loans	315,027	2,386,342	13.2%
Consumer loans
Residential mortgage	6,393	208,728	3.1%
Home equity	229	22,640	1.0%
Other consumer	1,692	291,632	0.6%
Total consumer loans	8,314	523,000	1.6%

Total commercial and consumer loans	$323,341	$2,909,342	11.1%

        The single tenant lease financing and healthcare finance portfolios comprise approximately 92% of the total loan deferrals granted as of July 31, 2020. Borrowers in these portfolios have experienced short-term cash flow challenges due to broad-based federal and state government actions to contain COVID-19. Within the single tenant lease financing portfolio, the portfolio average loan-to-value ratio is 54% and all borrowers, except for the single relationship on nonaccrual status, made their April 2020 loan payments in a timely manner, prior to entering a deferral program. Furthermore, a significant majority of these loans are scheduled to resume making payments in August 2020 and there are no delinquencies for nonperforming loans not on deferral status. Related to the healthcare finance portfolio, over 90% of the loans are made to dental practices, many of which have been allowed to resume seeing patients as certain states across the country have reopened their economies. The amount of healthcare finance loans on deferral status peaked in late May when approximately 80% of this portfolio balance was under deferral. As of July 31, 2020, this percentage had dropped to 5.4%. The majority of healthcare finance loans under deferral listed above are scheduled to resume making payments within the next 30 days. Furthermore, all borrowers who have come off a deferral program have resumed making scheduled loan payments in a timely manner.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. Loans originated under the PPP bear an interest rate of 1.00% and do not require payments for the first six months. Originally, all PPP Loans carried a two-year term; however, Congressional amendments to the CARES Act changed the maturity of loans approved after June 5, 2020 to a five-year term. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if the funds were used for payroll costs and other qualifying business expenses as long as a minimum of 60% of the forgiven amount was used to maintain payroll costs. The federal government approved an initial appropriation of $349.0 billion for PPP loans and when that was depleted approved an additional $310.0 billion. As a preferred SBA lender, we assisted our clients in participating in both rounds of the PPP. Through June 30, 2020, we provided 449 PPP loans totaling $58.9 million, to help small businesses maintain their workforces in an uncertain and challenging environment. The weighted average fee was 3.86% of the amount funded, or approximately $2.3 million in total. The Company received this fee revenue from the SBA in late June and it will be deferred over the life of the PPP loans and recognized as interest income.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Balance, beginning of period	$22,857	$21,840	$21,683	$19,976	$18,841
Provision charged to expense	2,491	1,461	468	2,824	1,389
Losses charged off	(1,016)	(498)	(409)	(1,182)	(337)
Recoveries	133	54	98	65	83
Balance, end of period	$24,465	$22,857	$21,840	$21,683	$19,976

Net charge-offs to average loans	0.12%	0.06%	0.04%	0.15%	0.05%

        The allowance for loan losses was $24.5 million as of June 30, 2020, compared to $21.8 million as of December 31, 2019. While total loan balances experienced a slight increase of $10.2 million, or 0.3%, compared to December 31, 2019, the Company made additional adjustments to qualitative factors in its allowance model to reflect the continued economic uncertainty resulting from COVID-19. As a result, both the allowance for loan losses and the allowance as a percentage of total loans increased compared to December 31, 2019. During the second quarter 2020, the Company recorded net charge-offs of $0.9 million, compared to net charge-offs of $0.3 million for the second quarter 2019. The increase in net charge-offs was due primarily to a $0.7 million charge-off in the healthcare finance portfolio.

  The allowance for loan losses as a percentage of total loans was 0.82% at June 30, 2020, or 0.84% when excluding PPP Loans, and 0.74% at December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 298.5% as of June 30, 2020, compared to 324.4% as of December 31, 2019. The provision for loan losses in the second quarter 2020 was $2.5 million, compared to $1.4 million for the second quarter 2019. The increase of 1.1 million, or 79.3%, compared to the second quarter 2019 was due primarily to the healthcare finance charge-off discussed above and adjustments to the economic qualitative factors in the allowance model discussed above.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$68,203	$71,387	$77,715	$83,024	$89,088
Municipal securities	91,906	94,981	97,447	96,076	96,202
Agency mortgage-backed securities	275,433	279,458	264,142	278,327	257,050
Private label mortgage-backed securities	101,110	114,363	63,704	45,969	40,695
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	48,394	43,378	38,632	38,638	38,644
Total available-for-sale	590,046	608,567	546,640	547,034	526,679
Securities held-to-maturity
Municipal securities	14,603	14,617	10,142	10,145	10,147
Corporate securities	53,692	51,714	51,736	36,662	25,679
Total held-to-maturity	68,295	66,331	61,878	46,807	35,826
Total securities	$658,341	$674,898	$608,518	$593,841	$562,505

(in thousands)
Approximate Fair Value	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$66,544	$70,004	$75,872	$81,435	$87,737
Municipal securities	90,562	94,819	97,652	97,942	96,988
Agency mortgage-backed securities	278,530	282,632	261,440	277,530	254,876
Private label mortgage-backed securities	101,925	115,024	63,613	46,459	41,112
Asset-backed securities	4,837	4,713	4,955	4,931	4,928
Corporate securities	46,619	41,490	37,320	36,445	36,693
Total available-for-sale	589,017	608,682	540,852	544,742	522,334
Securities held-to-maturity
Municipal securities	15,274	15,678	10,368	10,490	10,296
Corporate securities	53,878	53,790	52,192	37,065	25,992
Total held-to-maturity	69,152	69,468	62,560	47,555	36,288
Total securities	$658,169	$678,150	$603,412	$592,297	$558,622

The approximate fair value of available-for-sale investment securities increased $48.1 million, or 8.9%, to $589.0 million as of June 30, 2020, compared to $540.9 million as of December 31, 2019. The increase was due primarily to increases of $38.3 million in private label mortgage-backed securities and $17.1 million in agency mortgage-backed securities. These increases were driven primarily by purchases as liquidity from deposit growth was deployed and, to a lesser extent, increases in market value due to changes in interest rates. As of June 30, 2020, the Company had securities with an amortized cost basis of $68.3 million designated as held-to-maturity compared to $61.9 million as of December 31, 2019.

Accrued Income and Other Assets

        Accrued income and other assets were $63.2 million at June 30, 2020 compared to $67.1 million at December 31, 2019. The decrease of $3.8 million, or 5.74%, was due primarily to cash collateral pledged for interest rate swap agreements. The Company pledged $34.6 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these agreements at June 30, 2020 and December 31, 2019, respectively. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities were $50.4 million at June 30, 2020 compared to $53.0 million at December 31, 2019.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
Noninterest-bearing deposits	$82,864	2.5%	$70,562	2.2%	$57,115	1.8%	$50,560	1.6%	$44,040	1.5%
Interest-bearing demand deposits	152,391	4.5%	123,233	3.9%	129,020	4.1%	122,551	3.9%	126,669	4.2%
Savings accounts	43,366	1.3%	32,485	1.0%	29,616	0.9%	34,886	1.1%	31,445	1.0%
Money market accounts	1,241,874	36.7%	930,698	29.3%	786,390	24.9%	698,077	22.2%	607,849	20.3%
Certificates of deposits	1,470,905	43.5%	1,493,644	47.0%	1,613,453	51.2%	1,681,377	53.4%	1,629,886	54.2%
Brokered deposits	389,389	11.5%	527,884	16.6%	538,369	17.1%	560,791	17.8%	566,374	18.8%
Total deposits	$3,380,789	100.0%	$3,178,506	100.0%	$3,153,963	100.0%	$3,148,242	100.0%	$3,006,263	100.0%

Total deposits increased $226.8 million, or 7.2%, to $3.4 billion as of June 30, 2020, compared to $3.2 billion as of December 31, 2019. This increase was due primarily to an increase of $455.5 million, or 57.9%, in money market accounts, largely offset by declines of $142.5 million, or 8.8%, in certificates of deposits and $149.0 million, or 2.8%, in brokered deposits. The Company experienced strong growth in money market balances from consumers, small businesses and commercial clients as our customers have increased their cash balances due to the economic uncertainty resulting from the COVID-19 pandemic. The declines in certificates of deposits and brokered deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

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

The following tables present actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$323,415	10.94%	$206,854	7.00%	N/A	N/A
Bank	354,978	12.02%	206,662	7.00%	$191,900	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	323,415	10.94%	177,303	8.50%	N/A	N/A
Bank	354,978	12.02%	177,139	8.50%	236,185	8.00%
Total capital to risk-weighted assets
Consolidated	417,561	14.13%	236,404	10.50%	N/A	N/A
Bank	379,443	12.85%	236,185	10.50%	295,231	10.00%
Leverage ratio
Consolidated	323,415	7.49%	172,813	4.00%	N/A	N/A
Bank	354,978	8.22%	172,708	4.00%	215,885	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$313,803	10.84%	$202,661	7.00%	N/A	N/A
Bank	341,242	11.80%	202,480	7.00%	$188,017	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	313,803	10.84%	246,088	8.50%	N/A	N/A
Bank	341,242	11.80%	245,869	8.50%	231,406	8.00%
Total capital to risk-weighted assets
Consolidated	405,171	13.99%	303,991	10.50%	N/A	N/A
Bank	363,082	12.55%	303,720	10.50%	289,257	10.00%
Leverage ratio
Consolidated	313,803	7.64%	164,219	4.00%	N/A	N/A
Bank	341,242	8.32%	164,121	4.00%	205,151	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2020 to shareholders of record as of June 30, 2020. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of June 30, 2020, the Company had $72.0 million principal amount of subordinated debt outstanding pursuant its term loan evidenced by a term note due 2025, its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 and the 2029 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

Additionally, the Company has enhanced its liquidity management process during 2019 and 2020 through increased loan sale activity. During the first six months of 2020, the Company sold $111.4 million of public finance, single tenant lease financing and SBA 7(a) guaranteed loans at premiums to book value, as well as a $90.8 million pool of residential mortgage loans. During 2019, the Company sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans. These loan sales have provided liquidity to manage overall loan portfolio growth and capital utilization.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. We intend to reduce the size of our balance sheet during the second half of 2020 through continued deposit repricing in order to manage capital levels. A component of this balance sheet management strategy is expected to include reducing our cash balances from those as of June 30, 2020. However, given the uncertainty regarding the length and ultimate economic effect of COVID-19, we believe it will be prudent to maintain higher levels of cash on the balance sheet than we have historically until the crisis passes. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At June 30, 2020, on a consolidated basis, the Company had $1.1 billion in cash and cash equivalents and investment securities available-for-sale and $38.8 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2020, the Bank had the ability to borrow an additional $558.4 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2020, the Company, on an unconsolidated basis, had $36.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2020, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $267.4 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2020 totaled $1.04 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, average tangible common equity, return on average tangible common equity, tangible common equity to tangible assets ratio, total interest income - FTE, net interest income - FTE, net interest margin - FTE and allowance for loan losses to loans, excluding PPP loans are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2020 and 2019.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Total equity - GAAP	$307,711	$305,127	$304,913	$295,140	$296,120	$307,711	$296,120
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$303,024	$300,440	$300,226	$290,453	$291,433	$303,024	$291,433

Total assets - GAAP	$4,324,600	$4,168,146	$4,100,083	$4,095,491	$3,958,829	$4,324,600	$3,958,829
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,319,913	$4,163,459	$4,095,396	$4,090,804	$3,954,142	$4,319,913	$3,954,142

Total common shares outstanding	9,799,047	9,801,825	9,741,800	9,741,800	10,016,458	9,799,047	10,016,458

Book value per common share	$31.40	$31.13	$31.30	$30.30	$29.56	$31.40	$29.56
Effect of goodwill	(0.48)	(0.48)	(0.48)	(0.48)	(0.46)	(0.48)	(0.46)
Tangible book value per common share	$30.92	$30.65	$30.82	$29.82	$29.10	$30.92	$29.10

Total shareholders’ equity to assets	7.12%	7.32%	7.44%	7.21%	7.48%	7.12%	7.48%
Effect of goodwill	(0.11)%	(0.10)%	(0.11)%	(0.11)%	(0.11)%	(0.11)%	(0.11)%
Tangible common equity to tangible assets	7.01%	7.22%	7.33%	7.10%	7.37%	7.01%	7.37%

Total average equity - GAAP	$306,868	$311,005	$297,623	$298,782	$297,148	$308,937	$294,530
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$302,181	$306,318	$292,936	$294,095	$292,461	$304,250	$289,843

Return on average shareholders’ equity	5.15%	7.78%	9.46%	8.40%	8.26%	6.48%	8.09%
Effect of goodwill	0.08%	0.12%	0.15%	0.13%	0.13%	0.10%	0.13%
Return on average tangible common equity	5.23%	7.90%	9.61%	8.53%	8.39%	6.58%	8.22%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	June 30, 2020	June 30, 2019
Total interest income	$34,222	$36,244	$37,877	$37,964	$36,844	$70,466	$71,843
Adjustments:
Fully-taxable equivalent adjustments [1]	1,437	1,535	1,570	1,595	1,612	2,972	3,169
Total interest income - FTE	$35,659	$37,779	$39,447	$33,326	$38,456	$73,438	$75,012

Net interest income	$14,426	$15,018	$15,374	$15,244	$16,105	$29,444	$32,349
Adjustments:
Fully-taxable equivalent adjustments [1]	1,437	1,535	1,570	1,595	1,612	2,972	3,169
Net interest income - FTE	$15,863	$16,553	$16,944	$16,839	$17,717	$32,416	$35,518

Net interest margin	1.37%	1.50%	1.51%	1.54%	1.73%	1.43%	1.79%
Effect of fully-taxable equivalent adjustments [1]	0.13%	0.15%	0.16%	0.16%	0.18%	0.15%	0.18%
Net interest margin - FTE	1.50%	1.65%	1.67%	1.70%	1.91%	1.58%	1.97%

Allowance for loan losses	$24,465	$22,857	$21,840	$21,683	$19,976	$24,465	$19,976

Loans	$2,973,674	$2,892,093	$2,963,547	$2,881,272	$2,861,156	$2,973,674	$2,861,156
Adjustments:
PPP loans	(58,948)	—	—	—	—	(58,948)	—
Loans, excluding PPP loans	$2,914,726	$2,892,093	$2,963,547	$2,881,272	$2,861,156	$2,914,726	$2,861,156

Allowance for loan losses to loans	0.82%	0.79%	0.74%	0.75%	0.70%	0.82%	0.70%
Effect of PPP loans	0.02%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Allowance for loan losses to loans, excluding PPP loans	0.84%	0.79%	0.74%	0.75%	0.70%	0.84%	0.70%
1 Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At June 30, 2020 and December 31, 2019, the Company had interest rate swaps with notional amounts of $298.2 million and $725.6 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2020 and December 31, 2019, the Company had commitments to sell residential real estate loans of $11.7 million and $115.0 million, respectively. These contracts mature in less than one year. Refer to Note 14 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2020, assuming parallel shifts in interest rates and a static balance sheet:

	% Change from Base Case for Parallel Changes in Rates
	-50 Basis Points	-25 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	(0.73)%	1.31%	(1.13)%	(4.78)%
NII - Year 2	13.01%	16.37%	9.54%	3.04%
EVE	(3.07)%	(0.73)%	0.57%	(8.09)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (“First Quarter 2020 Form 10-Q”), except as described below. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2019 Form 10-K and First Quarter 2020 Form 10-Q. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K and First Quarter 2020 Form 10-Q, any of which could materially affect our business, financial condition and results of operations.
The COVID-19 pandemic is adversely affecting us, our business, customers, employees and third-party service providers, and the ultimate impact on our financial condition, results of operations and prospects will depend on future developments, which are highly uncertain.
        Global health concerns related to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment and market conditions, including significant disruption of, and volatility in, financial markets, and the pandemic has significantly increased economic uncertainty, reduced economic activity and resulted in lost revenues and increased unemployment throughout the United States, but also specifically in Indiana, where we maintain a significant portion of our operations. Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The recent outbreak and continuing effects of the COVID-19 pandemic, or any other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations in the areas in which we operate. While the spread of the COVID-19 virus has minimally impacted our operations as of June 30, 2020, we could experience temporary closures of our corporate offices and/or suspension of certain services in particular markets. Currently, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses will be fully lifted and when businesses and their employees will be able to resume normal activities in the markets we operate in and serve. Additionally, new information may emerge regarding the severity or spread of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Should there be sustained disruption in our operations, or that of our customers, our financial condition and results of operations could be negatively impacted.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101.INS	XBRL Instance Document	Filed Electronically
101.SCH	XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

8/6/2020	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

8/6/2020	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)