Form 10-Q
period 2020-09-30
First Internet Bancorp
filed 2020-11-05
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2020
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

As of October 30, 2020, the registrant had 9,800,569 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” and other similar expressions. Forward-looking statements are not a guarantee of future performance or results, are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the information in the forward-looking statements.  The COVID-19 pandemic has resulted in deterioration of general business and economic conditions and continued to impact us, our customers, counterparties, employees, and third-party service providers. Sustained deterioration in market conditions could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. The ultimate magnitude and duration of the pandemic is still unknown at this time, therefore, the extent of the impact on our business, financial position, results of operations, liquidity and prospects remains uncertain. Other factors that may cause such differences include: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration and healthcare finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$5,804	$5,061
Interest-bearing deposits	482,649	322,300
Total cash and cash equivalents	488,453	327,361
Securities available-for-sale, at fair value (amortized cost of $528,052 and $546,640 in 2020 and 2019, respectively)	528,311	540,852
Securities held-to-maturity, at amortized cost (fair value of $69,176 and $62,560 in 2020 and 2019, respectively)	68,254	61,878
Loans held-for-sale (includes 35,321 and 56,097 at fair value in 2020 and 2019, respectively)	76,208	56,097
Loans	3,012,914	2,963,547
Allowance for loan losses	(26,917)	(21,840)
Net loans	2,985,997	2,941,707
Accrued interest receivable	17,768	18,607
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	37,714	37,002
Premises and equipment, net	31,262	14,630
Goodwill	4,687	4,687
Servicing asset, at fair value	2,818	2,481
Other real estate owned	—	2,065
Accrued income and other assets	66,502	67,066
Total assets	$4,333,624	$4,100,083
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$86,088	$57,115
Interest-bearing deposits	3,286,303	3,096,848
Total deposits	3,372,391	3,153,963
Advances from Federal Home Loan Bank	514,914	514,910
Subordinated debt, net of unamortized debt issuance costs of $2,242 and $2,472 in 2020 and 2019, respectively	69,758	69,528
Accrued interest payable	1,249	3,767
Accrued expenses and other liabilities	57,210	53,002
Total liabilities	4,015,522	3,795,170
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,800,569 and 9,741,800 shares issued and outstanding in 2020 and 2019, respectively	220,951	219,423
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	116,241	99,681
Accumulated other comprehensive loss	(19,090)	(14,191)
Total shareholders’ equity	318,102	304,913
Total liabilities and shareholders’ equity	$4,333,624	$4,100,083

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income
Loans	$29,560	$30,594	$89,698	$90,654
Securities – taxable	2,240	3,468	9,135	10,332
Securities – non-taxable	381	639	1,410	1,991
Other earning assets	569	2,993	2,973	6,560
Total interest income	32,750	37,694	103,216	109,537
Interest Expense
Deposits	12,428	18,363	45,399	50,896
Other borrowed funds	4,090	4,087	12,141	11,048
Total interest expense	16,518	22,450	57,540	61,944
Net Interest Income	16,232	15,244	45,676	47,593
Provision for Loan Losses	2,509	2,824	6,461	5,498
Net Interest Income After Provision for Loan Losses	13,723	12,420	39,215	42,095
Noninterest Income
Service charges and fees	224	211	618	672
Loan servicing revenue	274	—	780	—
Loan servicing asset revaluation	(103)	—	(372)	—
Mortgage banking activities	9,630	4,307	16,706	8,588
Gain on sale of loans	2,033	523	4,596	353
Gain (loss) on sale of securities	98	—	139	(458)
Other	339	517	1,212	2,229
Total noninterest income	12,495	5,558	23,679	11,384
Noninterest Expense
Salaries and employee benefits	9,533	6,883	25,096	19,846
Marketing, advertising and promotion	426	456	1,212	1,391
Consulting and professional services	614	778	2,723	2,427
Data processing	388	381	1,102	1,026
Loan expenses	408	247	1,406	853
Premises and equipment	1,568	1,506	4,795	4,503
Deposit insurance premium	440	—	1,360	1,302
Write-down of other real estate owned	2,065	—	2,065	—
Other	970	952	3,383	2,673
Total noninterest expense	16,412	11,203	43,142	34,021
Income Before Income Taxes	9,806	6,775	19,752	19,458
Income Tax Provision	1,395	449	1,390	1,315
Net Income	$8,411	$6,326	$18,362	$18,143
Income Per Share of Common Stock
Basic	$0.86	$0.63	$1.87	$1.79
Diluted	$0.86	$0.63	$1.87	$1.79
Weighted-Average Number of Common Shares Outstanding
Basic	9,773,175	9,979,603	9,825,683	10,114,303
Diluted	9,773,224	9,980,612	9,827,182	10,116,507
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$8,411	$6,326	$18,362	$18,143
Other comprehensive income (loss)
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive (loss) income before income tax	1,386	1,266	6,187	11,843
Reclassification adjustment for (gains) losses realized	(98)	—	(139)	458
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	1,514	(3,225)	(12,453)	(12,689)
Other comprehensive income (loss) before income tax	2,802	(1,959)	(6,405)	(388)
Income tax provision (benefit)	754	(482)	(1,506)	126
Other comprehensive income (loss)	2,048	(1,477)	(4,899)	(514)
Comprehensive income	$10,459	$4,849	$13,463	$17,629

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2020 and 2019
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	18,362	—	18,362
Other comprehensive loss	—	—	(4,899)	(4,899)
Dividends declared ($0.18 per share)	—	(1,802)	—	(1,802)
Recognition of the fair value of share-based compensation	1,600	—	—	1,600
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, September 30, 2020	$220,951	$116,241	$(19,090)	$318,102

Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)	—	(821)	—	(821)
Net income	—	18,143	—	18,143
Other comprehensive loss	—	—	(514)	(514)
Dividends declared ($0.18 per share)	—	(1,829)	—	(1,829)
Recognition of the fair value of share-based compensation	1,278	—	—	1,278
Repurchase of common stock	(9,784)			(9,784)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	26	—	—	26
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, September 30, 2019	$219,013	$93,182	$(17,055)	$295,140

(1) Represents the impact of adopting Accounting Standards Update (“ASU”) 2017-08.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2020 and 2019
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2020	$220,418	$108,431	$(21,138)	$307,711
Net income	—	8,411	—	8,411
Other comprehensive income	—	—	2,048	2,048
Dividends declared ($0.06 per share)	—	(601)	—	(601)
Recognition of the fair value of share-based compensation	527	—	—	527
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	6	—	—	6
Balance, September 30, 2020	$220,951	$116,241	$(19,090)	$318,102

Balance, July 1, 2019	$224,244	$87,454	$(15,578)	$296,120
Net income	—	6,326	—	6,326
Other comprehensive loss	—	—	(1,477)	(1,477)
Dividends declared ($0.06 per share)	—	(598)	—	(598)
Recognition of the fair value of share-based compensation	416	—	—	416
Repurchase of common stock	(5,651)			(5,651)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	4	—	—	4
Balance, September 30, 2019	$219,013	$93,182	$(17,055)	$295,140

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$18,362	$18,143
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,699	5,300
Increase in cash surrender value of bank-owned life insurance	(712)	(705)
Provision for loan losses	6,461	5,498
Share-based compensation expense	1,600	1,278
Write-down of other real estate owned	2,065	—
Gain (loss) on sale of available-for-sale securities	(139)	458
Loans originated for sale	(431,384)	(430,453)
Proceeds from sale of loans	429,284	415,171
Gain on loans sold	(19,544)	(7,057)
Decrease (increase) in fair value of loans held-for-sale	116	(452)
Gain on derivatives	(1,974)	(1,295)
Settlement of derivatives	(46,109)	—
Net change in servicing asset	(337)	—
Net change in accrued income and other assets	491	(49,036)
Net change in accrued expenses and other liabilities	1,098	2,297
Net cash used in operating activities	(35,023)	(40,853)
Investing Activities
Net loan activity, excluding purchases	2,284	(173,220)
Maturities and calls of securities available-for-sale	142,432	58,106
Proceeds from sale of securities available-for-sale	893	30,137
Purchase of securities available-for-sale	(119,263)	(136,602)
Purchase of securities held-to-maturity	(2,000)	(24,116)
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(2,025)
Purchase of premises and equipment	(18,571)	(3,581)
Loans purchased	(260,841)	(208,795)
Net proceeds from sale of portfolio loans	234,619	238,016
Net cash used in investing activities	(20,447)	(222,080)
Financing Activities
Net increase in deposits	218,428	476,891
Cash dividends paid	(1,773)	(1,808)
Net proceeds from issuance of subordinated debt	—	35,418
Repurchase of common stock	—	(9,784)
Proceeds from advances from Federal Home Loan Bank	330,000	485,000
Repayment of advances from Federal Home Loan Bank	(330,000)	(495,000)
Other, net	(93)	(94)
Net cash provided by financing activities	216,562	490,623
Net Increase in Cash and Cash Equivalents	161,092	227,690
Cash and Cash Equivalents, Beginning of Period	327,361	188,712
Cash and Cash Equivalents, End of Period	$488,453	$416,402
Supplemental Disclosures
Initial recognition of right-of-use asset	$—	$2,096
Initial recognition of operating lease liabilities	—	2,096
Cash paid during the period for interest	60,058	60,417
Cash paid during the period for taxes	2,516	4,527
Loans transferred to held-for-sale from portfolio	185,797	237,942
Cash dividends declared, paid in subsequent period	588	585
Securities purchased during the period, settled in subsequent period	5,547	3,000
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	4,479	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other period. The September 30, 2020 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share
Net income	$8,411	$6,326	$18,362	$18,143
Weighted-average common shares	9,773,175	9,979,603	9,825,683	10,114,303
Basic earnings per common share	$0.86	$0.63	$1.87	$1.79
Diluted earnings per share
Net income	$8,411	$6,326	$18,362	$18,143
Weighted-average common shares	9,773,175	9,979,603	9,825,683	10,114,303
Dilutive effect of equity compensation	49	1,009	1,499	2,204
Weighted-average common and incremental shares	9,773,224	9,980,612	9,827,182	10,116,507
Diluted earnings per common share (1)	$0.86	$0.63	$1.87	$1.79
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 55,309 and 38,212 for the three and nine months ended September 30, 2020, respectively, and 15,256 and 22,209 for the three and nine months ended September 30, 2019, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$65,007	$489	$(1,814)	$63,682
Municipal securities	87,365	3,296	(4,240)	86,421
Agency mortgage-backed securities	250,755	5,773	(3,236)	253,292
Private label mortgage-backed securities	71,519	1,128	(21)	72,626
Asset-backed securities	5,000	—	(79)	4,921
Corporate securities	48,406	500	(1,537)	47,369
Total available-for-sale	$528,052	$11,186	$(10,927)	$528,311

	September 30, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,582	$746	$—	$15,328
Corporate securities	53,672	551	(375)	53,848
Total held-to-maturity	$68,254	$1,297	$(375)	$69,176

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$77,715	$99	$(1,942)	$75,872
Municipal securities	97,447	1,706	(1,501)	97,652
Agency mortgage-backed securities	264,142	1,304	(4,006)	261,440
Private label mortgage-backed securities	63,704	97	(188)	63,613
Asset-backed securities	5,000	—	(45)	4,955
Corporate securities	38,632	220	(1,532)	37,320
Total available-for-sale	$546,640	$3,426	$(9,214)	$540,852

	December 31, 2019
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$10,142	$226	$—	$10,368
Corporate securities	51,736	588	(132)	52,192
Total held-to-maturity	$61,878	$814	$(132)	$62,560

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

The carrying value of securities at September 30, 2020 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	31,197	26,893
Five to ten years	82,255	80,704
After ten years	87,326	89,875
	200,778	197,472
Agency mortgage-backed securities	250,755	253,292
Private label mortgage-backed securities	71,519	72,626
Asset-backed securities	5,000	4,921
Total	$528,052	$528,311

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$2,869	$2,989
Five to ten years	53,181	53,544
After ten years	12,204	12,643
Total	$68,254	$69,176

There were $0.1 million of gross gains resulting from sales of AFS securities during the three and nine months ended September 30, 2020. There were zero and $0.5 million of gross losses resulting from sales of AFS securities during the three and nine months ended September 30, 2019, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2020 and December 31, 2019 was $206.4 million and $317.5 million, which was approximately 35% and 53%, respectively, of the Company’s AFS and HTM securities portfolios. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$55,382	$(1,814)	$55,382	$(1,814)
Municipal securities	61,269	(4,240)	—	—	61,269	(4,240)
Agency mortgage-backed securities	29,466	(361)	10,294	(2,875)	39,760	(3,236)
Private label mortgage-backed securities	2,410	(9)	1,026	(12)	3,436	(21)
Asset-backed securities	—	—	4,921	(79)	4,921	(79)
Corporate securities	—	—	20,463	(1,537)	20,463	(1,537)
Total	$93,145	$(4,610)	$92,086	$(6,317)	$185,231	$(10,927)

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$21,200	$(375)	$—	$—	$21,200	$(375)
Total	$21,200	$(375)	$—	$—	$21,200	$(375)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,820	$(61)	$62,182	$(1,881)	$67,002	$(1,942)
Municipal securities	1,279	(1,501)	—	—	1,279	(1,501)
Agency mortgage-backed securities	91,159	(829)	83,212	(3,177)	174,371	(4,006)
Private label mortgage-backed securities	30,077	(180)	2,884	(8)	32,961	(188)
Asset-backed securities	—	—	4,955	(45)	4,955	(45)
Corporate securities	—	—	22,985	(1,532)	22,985	(1,532)
Total	$127,335	$(2,571)	$176,218	$(6,643)	$303,553	$(9,214)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	13,977	(132)	—	—	13,977	(132)
Total	$13,977	$(132)	$—	$—	$13,977	$(132)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components					Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Realized gains (losses) on securities available-for-sale
Gain (loss) realized in earnings	$98	$139	$—	$(458)	Gain (loss) on sale of securities
Total reclassified amount before tax	98	139	—	(458)	Income Before Income Taxes
Tax expense (benefit)	26	38	—	(124)	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$72	$101	$—	$(334)	Net Income

Note 4:        Loans

Loan balances as of September 30, 2020 and December 31, 2019 are summarized in the table below. Categories of loans include:

(in thousands)	September 30, 2020	December 31, 2019
Commercial loans
Commercial and industrial	$77,116	$96,420
Owner-occupied commercial real estate(1)	89,095	86,726
Investor commercial real estate	13,084	12,567
Construction	92,154	60,274
Single tenant lease financing	960,505	995,879
Public finance	625,638	687,094
Healthcare finance	461,740	300,612
Small business lending(1)	123,168	46,945
Total commercial loans	2,442,500	2,286,517
Consumer loans
Residential mortgage	203,041	313,849
Home equity	22,169	24,306
Other consumer	282,450	295,309
Total consumer loans	507,660	633,464
Total commercial and consumer loans	2,950,160	2,919,981
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(2)	62,754	43,566
Total loans	3,012,914	2,963,547
Allowance for loan losses	(26,917)	(21,840)
Net loans	$2,985,997	$2,941,707

(1) As of September 30, 2020, $12.0 million of commercial real estate loan balances were reclassified from small business lending to owner-occupied commercial real estate.

(2) Includes carrying value adjustments of $44.3 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2020 and $21.4 million related to interest rate swaps associated with public finance loans as of December 31, 2019.

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

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance lending has been conducted primarily in the Midwest, but continues to expand nationwide.

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

The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended September 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,477	$(227)	$(99)	$—	$1,151
Owner-occupied commercial real estate	846	167	—	—	1,013
Investor commercial real estate	130	—	—	—	130
Construction	721	155	—	—	876
Single tenant lease financing	11,318	717	—	—	12,035
Public finance	1,542	191	—	—	1,733
Healthcare finance	4,762	1,232	—	87	6,081
Small business lending	251	230	—	3	484
Residential mortgage	539	26	—	—	565
Home equity	51	(1)	—	3	53
Other consumer	2,828	19	(142)	91	2,796
Total	$24,465	$2,509	$(241)	$184	$26,917

	Nine Months Ended September 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$(22)	$(353)	$5	$1,151
Owner-occupied commercial real estate	561	452	—	—	1,013
Investor commercial real estate	109	21	—	—	130
Construction	380	496	—	—	876
Single tenant lease financing	11,175	860	—	—	12,035
Public finance	1,580	153	—	—	1,733
Healthcare finance	3,247	3,490	(743)	87	6,081
Small business lending	54	413	—	17	484
Residential mortgage	657	(81)	(15)	4	565
Home equity	46	(1)	—	8	53
Other consumer	2,510	680	(644)	250	2,796
Total	$21,840	$6,461	$(1,755)	$371	$26,917

(in thousands)	Three Months Ended September 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,795	$519	$(800)	$—	$1,514
Owner-occupied commercial real estate	624	26	—	—	650
Investor commercial real estate	169	(65)	—	—	104
Construction	302	39	—	—	341
Single tenant lease financing	9,661	1,633	—	—	11,294
Public finance	1,763	(198)	—	—	1,565
Healthcare finance	2,293	499	—	—	2,792
Small business lending	129	(3)	—	—	126
Residential mortgage	662	10	(1)	1	672
Home equity	48	(5)	—	2	45
Other consumer	2,530	369	(381)	62	2,580
Total	$19,976	$2,824	$(1,182)	$65	$21,683

	Nine Months Ended September 30, 2019
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,384	$1,042	$(912)	$—	$1,514
Owner-occupied commercial real estate	891	(241)	—	—	650
Investor commercial real estate	61	43	—	—	104
Construction	251	90	—	—	341
Single tenant lease financing	8,827	2,467	—	—	11,294
Public finance	1,670	(105)	—	—	1,565
Healthcare finance	1,264	1,528	—	—	2,792
Small business lending	95	31	—	—	126
Residential mortgage	1,079	(409)	(1)	3	672
Home equity	53	(16)	—	8	45
Other consumer	2,321	1,068	(1,035)	226	2,580
Total	$17,896	$5,498	$(1,948)	$237	$21,683

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2020 and December 31, 2019.

(in thousands)	Loans			Allowance for Loan Losses
September 30, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$76,481	$635	$77,116	$1,101	$50	$1,151
Owner-occupied commercial real estate	85,848	3,247	89,095	1,013	—	1,013
Investor commercial real estate	13,084	—	13,084	130	—	130
Construction	92,154	—	92,154	876	—	876
Single tenant lease financing	953,140	7,365	960,505	10,008	2,027	12,035
Public finance	625,638	—	625,638	1,733	—	1,733
Healthcare finance	460,706	1,034	461,740	6,081	—	6,081
Small business lending	123,168	—	123,168	484	—	484
Residential mortgage	201,591	1,450	203,041	565	—	565
Home equity	22,169	—	22,169	53	—	53
Other consumer	282,412	38	282,450	2,796	—	2,796
Total	$2,936,391	$13,769	$2,950,160	$24,840	$2,077	$26,917

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$93,520	$2,900	$96,420	$1,412	$109	$1,521
Owner-occupied commercial real estate	81,063	5,663	86,726	561	—	561
Investor commercial real estate	12,567	—	12,567	109	—	109
Construction	60,274	—	60,274	380	—	380
Single tenant lease financing	991,199	4,680	995,879	9,515	1,660	11,175
Public finance	687,094	—	687,094	1,580	—	1,580
Healthcare finance	300,612	—	300,612	3,247	—	3,247
Small business lending	46,945	—	46,945	54	—	54
Residential mortgage	312,714	1,135	313,849	657	—	657
Home equity	24,306	—	24,306	46	—	46
Other consumer	295,266	43	295,309	2,510	—	2,510
Total	$2,905,560	$14,421	$2,919,981	$20,071	$1,769	$21,840

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,760	$1,721	$635	$77,116
Owner-occupied commercial real estate	80,463	5,385	3,247	89,095
Investor commercial real estate	13,084	—	—	13,084
Construction	92,154	—	—	92,154
Single tenant lease financing	947,050	6,090	7,365	960,505
Public finance	625,638	—	—	625,638
Healthcare finance	460,706	—	1,034	461,740
Small business lending	123,168	—	—	123,168
Total commercial loans	$2,417,023	$13,196	$12,281	$2,442,500

	September 30, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$201,956	$1,085	$203,041
Home equity	22,169	—	22,169
Other consumer	282,416	34	282,450
Total consumer loans	$506,541	$1,119	$507,660

	December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,818	$3,973	$2,629	$96,420
Owner-occupied commercial real estate	79,329	3,462	3,935	86,726
Investor commercial real estate	12,567	—	—	12,567
Construction	60,274	—	—	60,274
Single tenant lease financing	983,448	7,751	4,680	995,879
Public finance	687,094	—	—	687,094
Healthcare finance	300,612	—	—	300,612
Small business lending	46,945	—	—	46,945
Total commercial loans	$2,260,087	$15,186	$11,244	$2,286,517

	December 31, 2019
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$313,088	$761	$313,849
Home equity	24,306	—	24,306
Other consumer	295,276	33	295,309
Total consumer loans	$632,670	$794	$633,464

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$117	$117	$76,999	$77,116	$117	$—
Owner-occupied commercial real estate	—	—	1,390	1,390	87,705	89,095	1,390	—
Investor commercial real estate	—	—	—	—	13,084	13,084	—	—
Construction	—	—	—	—	92,154	92,154	—	—
Single tenant lease financing	—	—	4,680	4,680	955,825	960,505	7,148	—
Public finance	—	—	—	—	625,638	625,638	—	—
Healthcare finance	—	—	—	—	461,740	461,740	—	—
Small business lending	—	—	—	—	123,168	123,168	—	—
Residential mortgage	—	—	157	157	202,884	203,041	1,085	—
Home equity	46	—	—	46	22,123	22,169	—	—
Other consumer	126	33	—	159	282,291	282,450	34	—
Total	$172	$33	$6,344	$6,549	$2,943,611	$2,950,160	$9,774	$—

	December 31, 2019
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$15	$96	$122	$233	$96,187	$96,420	$226	$—
Owner-occupied commercial real estate	—	—	464	464	86,262	86,726	464	—
Investor commercial real estate	—	—	—	—	12,567	12,567	—	—
Construction	—	—	—	—	60,274	60,274	—	—
Single tenant lease financing	—	4,680	—	4,680	991,199	995,879	4,680	—
Public finance	—	—	—	—	687,094	687,094	—	—
Healthcare finance	—	—	—	—	300,612	300,612	—	—
Small business lending	54		—	54	46,891	46,945	—	—
Residential mortgage	—	—	1,177	1,177	312,672	313,849	761	416
Home equity	—	—	—	—	24,306	24,306	—	—
Other consumer	240	107	—	347	294,962	295,309	33	—
Total	$309	$4,883	$1,763	$6,955	$2,913,026	$2,919,981	$6,164	$416

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

The following table presents the Company’s impaired loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$517	$517	$—	$2,693	$2,694	$—
Owner-occupied commercial real estate	3,246	3,250	—	5,663	5,665	—
Single tenant lease financing	217	217	—	—	—	—
Healthcare finance	1,034	1,034	—	—	—	—
Residential mortgage	1,450	1,543	—	1,135	1,209	—
Other consumer	39	105	—	43	107	—
Total	6,503	6,666	—	9,534	9,675	—
Loans with a specific valuation allowance
Commercial and industrial	118	140	50	207	244	109
Single tenant lease financing	7,148	7,166	2,027	4,680	4,680	1,660
Total	7,266	7,306	2,077	4,887	4,924	1,769
Total impaired loans	$13,769	$13,972	$2,077	$14,421	$14,599	$1,769

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$971	$18	$4,433	$70	$1,210	$54	$4,395	$237
Owner-occupied commercial real estate	3,586	29	4,803	52	4,244	60	3,244	145
Healthcare finance	692	8	231	8	—	—	—	—
Residential mortgage	1,233	—	2,714	—	1,286	—	2,768	—
Home equity	—	—	—	—	—	—	14	—
Other consumer	68	—	66	—	63	—	75	—
Total	6,550	55	12,016	122	7,034	122	10,496	382
Loans with a specific valuation allowance
Commercial and industrial	182	18	1,032	—	196	18	462	—
Single tenant lease financing	5,978	4	1,173	—	5,113	4	391	—
Total	6,160	51	2,205	—	5,309	51	853	—
Total impaired loans	$12,710	$106	$14,221	$122	$12,343	$173	$11,349	$382

The Company had no residential mortgage other real estate owned as of September 30, 2020 and December 31, 2019. There were no loans in the process of foreclosure at September 30, 2020 and December 31, 2019.

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

There were no loans classified as new TDRs during the three months ended September 30, 2020 and one portfolio residential mortgage loan classified as a new TDR during the nine months ended September 30, 2020 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of September 30, 2020. The modification consisted of an extension of the maturity date. There were no loans classified as new TDRs during the three months ended September 30, 2019 and four commercial and industrial loans classified as new TDRs during the nine months ended September 30, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. The Company did not allocate a specific allowance for those loans as of September 30, 2019. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2020 and 2019, respectively.

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

In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. The table below presents loan deferrals by loan category as of June 30, 2020 and September 30, 2020, respectively.

(in thousands)	June 30, 2020 Deferrals Balance	September 30, 2020 Deferrals Balance	September 30, 2020 Number of Deferrals
Commercial loans
Commercial and industrial	$2,312	$722	5
Owner-occupied commercial real estate	25,254	6,235	4
Investor commercial real estate	411	—	—
Construction	—	—	—
Single tenant lease financing	275,129	8,281	4
Public finance	—	—	—
Healthcare finance	79,179	2,275	3
Small business lending	1,823	2,790	10
Total commercial loans	384,108	20,303	26
Consumer loans
Residential mortgage	4,719	2,329	5
Home equity	398	—	—
Other consumer	3,205	632	21
Total consumer loans	8,322	2,961	26
Total commercial and consumer loans	$392,430	$23,264	52

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2020 and December 31, 2019.

(in thousands)	September 30, 2020	December 31, 2019
Land	$2,500	$2,500
Right of use leased asset	1,032	1,602
Building and improvements	27,572	10,004
Furniture and equipment	10,692	9,689
Less: accumulated depreciation	(10,534)	(9,165)
Total	$31,262	$14,630

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

    Site demolition has been completed and construction of a multi-use development, to include the Company's future headquarters, began on October 7, 2019. Development of the site is estimated to be substantially completed by the fourth quarter 2021.

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

The following table shows the components of lease expense.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$225	$182	$691	$550

The following table shows supplemental cash flow information related to leases.

(in thousands)	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$740	$590

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

(dollars in thousands)
	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$1,032	$1,602
Operating lease liabilities	1,032	1,602

Weighted-average remaining lease term (years)
Operating leases	2.0	2.4

Weighted-average discount rate
Operating leases	2.0%	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of September 30, 2020.

(in thousands)
Twelve months ended September 30,
2021	$558
2022	264
2023	174
2024	—
2025	—
Thereafter	—
Total lease payments	996
Less: imputed interest	(22)
Total	$974

Note 7:        Goodwill

As of September 30, 2020 and December 31, 2019, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended September 30, 2020.  Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2020. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 8:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the nine months ended September 30, 2020 and 2019 are shown in the table below.

(in thousands)	Nine Months Ended
	September 30, 2020	September 30, 2019
Beginning balance	$2,481	$—
Additions	709	—
Changes in fair value	(372)	—
Ending balance	$2,818	$—

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2020 and December 31, 2019 are shown in the table below.

(in thousands)
	September 30, 2020	December 31, 2019
Loan portfolios serviced for:
SBA guaranteed loans	$131,525	$103,981
Total	$131,525	$103,981

Loan servicing revenue totaled $0.3 million and $0.8 million during the three and nine months ended September 30, 2020, respectively. There was no loan servicing revenue during the three and nine months ended September 30, 2019.

Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.1 million and $0.4 million downward valuation for the three and nine months ended September 30, 2020, respectively. There was no loan servicing asset revaluation during the three and nine months ended September 30, 2019.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes and the 2029 Notes as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	10,000	(120)	10,000	(138)
2026 Notes	25,000	(746)	25,000	(839)
2029 Notes	37,000	(1,376)	37,000	(1,495)
Total	$72,000	$(2,242)	$72,000	$(2,472)

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

The Company recorded $0.5 million and $1.6 million of share-based compensation expense for the three and nine months ended September 30, 2020, respectively, related to awards made under the 2013 Plan. The Company recorded $0.4 million and $1.3 million of share-based compensation expense for the three and nine months ended September 30, 2019, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2020, and activity for the nine months ended September 30, 2020.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	107,244	$29.03	—	$—	—	$—
Granted	66,855	27.56	16,090	25.58	10	17.96
Vested	(48,499)	30.34	(10,630)	25.68	(10)	17.96
Forfeited	—	—	(1,638)	27.56	—	—
Nonvested at September 30, 2020	125,600	$27.74	3,822	$24.44	—	$—

At September 30, 2020, the total unrecognized compensation cost related to nonvested awards was $2.6 million with a weighted-average expense recognition period of 1.8 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2020.

Deferred Stock Rights
Outstanding, beginning of period	84,505
Granted	640
Exercised	—
Outstanding, end of period	85,145

All deferred stock rights granted during the 2020 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2020 and December 31, 2019, the Company had outstanding loan commitments totaling approximately $278.7 million and $254.4 million, respectively.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”). As of September 30, 2020, the Company has committed to contribute up to $1.7 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts in the amount of $65.1 million. As of September 30, 2020, $44.7 million of such contract commitments had not yet been incurred. These commitments are due within two years.

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

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage- and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but also on the investment securities’ relationship to other benchmark quoted investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2020 or December 31, 2019.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019.

		September 30, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$63,682	$—	$63,682	$—
Municipal securities	86,421	—	86,421	—
Agency mortgage-backed securities	253,292	—	253,292	—
Private label mortgage-backed securities	72,626		72,626	—
Asset-backed securities	4,921	—	4,921	—
Corporate securities	47,369	—	47,369	—
Total available-for-sale securities	528,311	—	528,311	—
Loans held-for-sale (mandatory pricing agreements)	35,321	—	35,321	—
Servicing asset	2,818	—	—	2,818
Interest rate swap agreements	(32,492)	—	(32,492)	—
Forward contracts	(485)	(485)	—	—
IRLCs	3,116	—	—	3,116

		December 31, 2019 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,872	$—	$75,872	$—
Municipal securities	97,652	—	97,652	—
Agency mortgage-backed securities	261,440	—	261,440	—
Private label mortgage-backed securities	63,613	—	63,613	—
Asset-backed securities	4,955	—	4,955	—
Corporate securities	37,320	—	37,320	—
Total available-for-sale securities	540,852	—	540,852	—
Loans held-for-sale (mandatory pricing agreements)	56,097	—	56,097	—
Servicing asset	2,481	—	—	2,481
Interest rate swap agreements	(37,786)	—	(37,786)	—
Forward contracts	(153)	(153)	—	—
IRLCs	910	—	—	910

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, July 1, 2020	$2,522	$282
Total realized gains (losses)
Additions	399	—
Change in fair value	(103)	2,834
Balance, September 30, 2020	2,818	3,116

Balance as of July 1, 2019	$—	$1,209
Total realized gains
Change in fair value	—	275
Balance, September 30, 2019	$—	$1,484

(in thousands)	Nine Months Ended
	Servicing Asset	Interest Rate Lock Commitments
Balance January 1, 2020	$2,481	$910
Total realized gains (losses)
Additions	709	—
Change in fair value	(372)	2,206
Balance, September 30, 2020	$2,818	3,116

Balance as of January 1, 2019	$—	$389
Total realized gains
Change in fair value	—	1,095
Balance, September 30, 2019	$—	$1,484

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2020 and December 31, 2019.

September 30, 2020
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$2,102	$—	$—	$2,102
Other real estate owned	—	—	—	—

		December 31, 2019
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,019	$—	$—	$3,019
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$2,102	Fair value of collateral	Discount for type of property and current market conditions	8% - 20%	15%
IRLCs	3,116	Discounted cash flow	Loan closing rates	45% - 100%	84%
Servicing asset	2,818	Discounted cash flow	Prepayment speeds	0% - 25%	12.8%
Other real estate owned	—	Fair value of collateral	Discount to reflect current market conditions	100%	100%

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$3,019	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	910	Discounted cash flow	Loan closing rates	50% - 100%	84%
Servicing asset	2,481	Discounted cash flow	Prepayment speeds	0% - 25%	13.5%

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

Level 2 securities include municipal securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but also on the investment securities’ relationship to other benchmark quoted investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2020 or December 31, 2019.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2020 and December 31, 2019.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2020 and December 31, 2019.

	September 30, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$488,453	$488,453	$488,453	$—	$—
Securities held-to-maturity	68,254	69,176	—	69,176	—
Loans held-for-sale (best efforts pricing agreements)	40,887	40,887	—	40,887	—
Net loans	2,985,997	3,049,741	—	—	3,049,741
Accrued interest receivable	17,768	17,768	17,768	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,372,391	3,417,780	1,650,210	—	1,767,570
Advances from Federal Home Loan Bank	514,914	545,751	—	545,751	—
Subordinated debt	69,758	72,333	62,146	10,187	—
Accrued interest payable	1,249	1,249	1,249	—	—

	December 31, 2019 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$327,361	$327,361	$327,361	$—	$—
Securities held-to-maturity	61,878	62,560	—	62,560	—
Net loans	2,941,707	2,876,688	—	—	2,876,688
Accrued interest receivable	18,607	18,607	18,607	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,153,963	3,232,065	1,002,141	—	2,229,924
Advances from Federal Home Loan Bank	514,910	520,950	—	520,950	—
Subordinated debt	69,528	75,206	64,996	10,210	—
Accrued interest payable	3,767	3,767	3,767	—	—

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

During the three months ended September 30, 2020 and 2019, the Company originated mortgage loans held-for-sale of $216.0 million and $210.2 million, respectively, and sold $203.7 million and $203.7 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2020 and 2019, the Company originated mortgage loans held-for-sale of $431.4 million and $430.5 million, respectively, and sold $429.3 million and $415.2 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gain on loans sold	$6,441	$3,606	$14,948	$7,608
Gain (loss) resulting from the change in fair value of loans held-for-sale	823	(100)	(116)	(452)
Gain resulting from the change in fair value of derivatives	2,366	801	1,874	1,432
Net revenue from mortgage banking activities	$9,630	$4,307	$16,706	$8,588

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2020 and December 31, 2019.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans	$—	$474,957	$—	$21,440
Securities available-for-sale (1)	134,949	151,538	6,595	2,802
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At both September 30, 2020 and December 31, 2019, the amounts of the designated hedged items were $88.2 million.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) September 30, 2020	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$88,200	3.4	$(6,610)	3-month LIBOR	2.54%
Total at September 30, 2020	$88,200	3.4	$(6,610)	3-month LIBOR	2.54%

(dollars in thousands) December 31, 2019	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Loans	$427,446	5.5	$(21,551)	3-month LIBOR	2.86%
Securities available-for-sale	88,200	4.1	(2,806)	3-month LIBOR	2.54%
Total at December 31, 2019	$515,646	5.3	$(24,357)	3-month LIBOR	2.80%

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans. As of September 30, 2020, the remaining unamortized loan fair value hedging adjustment was $44.3 million and the remaining lives of the designated loans have a weighted-average term to maturity of 13.4 years.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2020 and December 31, 2019.

(dollars in thousands) September 30, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.3	$(17,177)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3.2	(8,705)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2019	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.1	$(8,390)	3-month LIBOR	2.88%
Interest rate swaps	100,000	4.0	(5,040)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $33.7 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2020 and December 31, 2019, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$114,546	$3,116	$56,256	$910
Total contracts	$114,546	$3,116	$56,256	$910
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$427,446	$(21,551)
Interest rate swaps associated with securities available-for-sale	88,200	(6,610)	88,200	(2,806)
Interest rate swaps associated with liabilities	210,000	(25,882)	210,000	(13,429)
Derivatives not designated as hedging instruments
Forward contracts	118,000	(485)	115,000	(153)
Total contracts	$416,200	$(32,977)	$840,646	$(37,939)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2020 and 2019.

	Amount of Gain (Loss )Recognized in Other Comprehensive Income (Loss) in The Three Months Ended		Amount of Loss Recognized in Other Comprehensive Income (Loss) in The Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest rate swap agreements	$1,514	$(3,225)	$(12,453)	$(12,689)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$2,834	$275	$2,206	$1,095

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$(468)	$526	$(332)	$337

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and nine months ended September 30, 2020 and 2019.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income
Loans	$—	$(521)	$(2,445)	$(785)
Securities - taxable	(229)	(42)	(479)	(59)
Securities - non-taxable	(242)	—	(472)	72
Total interest income	(471)	(563)	(3,396)	(772)
Interest expense
Deposits	685	161	1,585	355
Other borrowed funds	721	136	1,632	249
Total interest expense	1,406	297	3,217	604
Net interest income	$(1,877)	$(860)	$(6,613)	$(1,376)

Note 15:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the nine months ended September 30, 2020 and 2019, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net change in unrealized gain (loss)	6,187	(12,453)	(6,266)
Reclassification of gain realized and included in earnings	(139)	—	(139)
Accumulated other comprehensive income (loss) before income tax	1,660	(22,256)	(20,596)
Income tax provision (benefit)	2,096	(3,602)	(1,506)
Balance, September 30, 2020	$(436)	$(18,654)	$(19,090)

Balance, January 1, 2019	$(13,360)	$(3,181)	$(16,541)
Net change in unrealized gain (loss)	11,843	(12,689)	(846)
Reclassification of net loss realized and included in earnings	458	—	458
Accumulated other comprehensive loss before income tax	(1,059)	(15,870)	(16,929)
Income tax provision (benefit)	3,552	(3,426)	126
Balance, September 30, 2019	$(4,611)	$(12,444)	$(17,055)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended September 30, 2020 and 2019, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, July 1, 2020	$(1,388)	$(19,750)	$(21,138)
Net change in unrealized loss	1,386	1,514	2,900
Reclassification of gain realized and included in earnings	(98)	—	(98)
Accumulated other comprehensive loss before income tax	(100)	(18,236)	(18,336)
Income tax benefit	336	418	754
Balance, September 30, 2020	$(436)	$(18,654)	$(19,090)

Balance, July 1, 2019	$(5,488)	$(10,090)	$(15,578)
Net change in unrealized gain (loss)	1,266	(3,225)	(1,959)
Accumulated other comprehensive loss before income tax	(4,222)	(13,315)	(17,537)
Income tax (benefit) provision	389	(871)	(482)
Balance, September 30, 2019	$(4,611)	$(12,444)	$(17,055)

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In March 2020 in connection with the implementation of the CARES Act and related provisions, the Company adopted the temporary relief issued under the CARES Act, thereby suspending the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19. Section 4013 of the CARES Act specifies that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of December 31, 2020 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. See the “Non-TDR Loan Modifications due to COVID-19” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Note 17:     Subsequent Event

Subsequent to the end of the quarter, on October 26, 2020, the Company issued $10.0 million in aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The Notes were offered and sold by the Company in a private placement and are scheduled to mature on November 1, 2030. The 2030 Notes bear interest at a fixed rate of 6.0% per annum from and including October 26, 2020, to, but excluding, November 1, 2025, and thereafter at a floating interest rate initially equal to the three-month term SOFR plus 5.795%. The 2030 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. To meet the needs of commercial borrowers located primarily in Central Indiana, Phoenix, Arizona and adjacent markets, our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Lendeavor, Inc., a San Francisco-based technology-enabled lender to healthcare practices, and provides lending for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. This portfolio segment is generally concentrated in the Western and Southwestern regions of the United States with plans to continue expanding nationwide. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

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

COVID-19 Pandemic

    The third quarter 2020 was characterized by continued uncertainty as the coronavirus pandemic (“COVID-19”) persisted globally, resulting in high unemployment and market volatility. However, Federal, state and local governments have taken steps to reopen and stimulate economies, evidenced by improving economic indicators as the quarter progressed. While the effects of COVID-19 did have an impact on our operating results as of September 30, 2020, we believe the impact was consistent with the effects of COVID-19 on the overall banking industry. The low interest rate environment following Federal Reserve rate cuts in the first quarter 2020 had a negative impact on our variable rate assets in the second and third quarters of 2020. However, the low interest rate environment has also allowed us to reprice our interest-bearing deposits at lower rates, which provided a benefit to net interest income in the third quarter 2020. The benefit from lower deposit pricing is expected to continue in the fourth quarter 2020 and into 2021. Additionally, the low interest rate environment has driven residential mortgage rates to historically low levels, which has resulted in increased mortgage originations and has benefited our residential mortgage business.

At this time, the ultimate impact of COVID-19 on our business continues to remain uncertain as we cannot predict the duration of the pandemic or when the economies in which we operate will return to conditions existing prior to COVID-19. As a result of continued measures to either contain or reduce the impact of COVID-19, or an increase in the number of reported cases or mortality rates, we may experience issues that negatively impact our business, such as a decline in the liquidity of our borrowers or volatility in interest rates.

Throughout the COVID-19 pandemic, our top priority has been the health of our team and clients. Most of our employees who worked remotely during the earlier stages of the pandemic have returned to the office. We have implemented social distancing policies, require our employees to wear masks while at work and increased cleaning frequency and protocols at all Company locations. Management will continue to assess the evolving health and safety situations at local and regional levels. Our plans remain flexible to adapt as these situations evolve.

As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. Beginning in the first quarter 2020, we offered loan payment deferral programs for clients affected by COVID-19. Loan balances on payment deferral programs peaked in late May 2020 but as of October 30, 2020, less than 1% of loan balances were in deferral status and all borrowers coming off deferrals have resumed normal payment schedules. Despite the challenging environment, we have continued to prudently extend credit to both commercial and consumer clients.

Results of Operations

The following table presents a summary of the Company’s financial performance for the last five completed fiscal quarters and the nine months ended September 30, 2020 and 2019.

(dollars in thousands except for per share data)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Income Statement Summary:
Net interest income	$16,232	$14.426	$15,018	$15,374	$15,244	$45,676	$47,593
Provision for loan losses	2,509	2,491	1,461	468	2,824	6,461	5,498
Noninterest income	12,495	4,973	6,211	5,405	5,558	23,679	11,384
Noninterest expense	16,412	13,244	13,486	12,613	11,203	43,142	34,021
Income tax provision (benefit)	1,395	(268)	263	602	449	1,390	1,315
Net income	$8,411	$3,932	$6,019	$7,096	$6,326	$18,362	$18,143
Per Share Data:
Earnings per share - basic	$0.86	$0.40	$0.62	$0.72	$0.63	$1.87	$1.79
Earnings per share - diluted	$0.86	$0.40	$0.62	$0.72	$0.63	$1.87	$1.79
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.06	$0.18	$0.18
Book value per common share	$32.46	$31.40	$31.13	$31.30	$30.30	$32.46	$30.30
Tangible book value per common share [1]	$31.98	$30.92	$30.65	$30.82	$29.82	$31.98	$29.82
Common shares outstanding	9,800,569	9,799,047	9,801,825	9,741,800	9,741,800	9,800,569	9,741,800
Average common shares outstanding:
Basic	9,773,175	9,768,227	9,721,485	9,825,784	9,979,603	9,825,683	10,114,303
Diluted	9,773,224	9,768,227	9,750,528	9,843,829	9,980,612	9,827,182	10,116,507
Dividend payout ratio [2]	6.98%	15.00%	9.68%	8.33%	9.52%	9.63%	10.06%
Performance Ratios:
Return on average assets	0.78%	0.37%	0.59%	0.69%	0.63%	0.58%	0.64%
Return on average shareholders’ equity	10.67%	5.15%	7.78%	9.46%	8.40%	7.90%	8.20%
Return on average tangible common equity [1]	10.83%	5.23%	7.90%	9.61%	8.53%	8.02%	8.33%
Net interest margin	1.53%	1.37%	1.50%	1.51%	1.54%	1.47%	1.70%
Net interest margin - FTE [1,3]	1.67%	1.50%	1.65%	1.67%	1.70%	1.61%	1.87%
Noninterest expense to average assets	1.52%	1.22%	1.32%	1.22%	1.11%	1.36%	1.19%
Capital Ratios:
Total shareholders’ equity to assets	7.34%	7.12%	7.32%	7.44%	7.21%	7.34%	7.21%
Tangible common equity to tangible assets ratio [1]	7.24%	7.01%	7.22%	7.33%	7.10%	7.24%	7.10%
Tier 1 leverage ratio	7.72%	7.49%	7.82%	7.64%	7.66%	7.72%	7.66%
Common equity tier 1 capital ratio	11.13%	10.94%	10.76%	10.84%	10.93%	11.13%	10.93%
Tier 1 capital ratio	11.13%	10.94%	10.76%	10.84%	10.93%	11.13%	10.93%
Total risk-based capital ratio	14.38%	14.13%	13.87%	13.99%	14.17%	14.38%	14.17%
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

During the third quarter 2020, net income was $8.4 million, or $0.86 per diluted share, compared to the third quarter 2019 net income of $6.3 million, or $0.63 per diluted share, representing an increase in net income of $2.1 million, or 33.0%. During the nine months ended September 30, 2020, net income was $18.4 million, or $1.87 per diluted share, compared to the nine months ended September 30, 2019 net income of $18.1 million, or $1.79 per diluted share, representing an increase in net income of $0.2 million, or 1.2%.

The $2.1 million increase in net income in the third quarter 2020 compared to the third quarter 2019 was due primarily to an increase of $6.9 million, or 124.8%, in noninterest income, an increase of $1.0 million, or 6.5%, in net interest income and a $0.3 million, or 11.2%, decrease in provision for loan losses, partially offset by a $5.2 million, or 46.5%, increase in noninterest expense and an increase of $0.9 million, or 210.7%, in income tax expense.

The $0.2 million increase in net income in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due primarily to a $12.3 million, or 108.0%, increase in noninterest income, partially offset by a $9.1 million, or 26.8%, increase in noninterest expense, a $1.9 million, or 4.0%, decrease in net interest income, a $1.0 million, or 17.5%, increase in provision for loan losses and a $0.1 million, or 5.7%, increase in income tax expense.

During the third quarter 2020, return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) were 0.78% and 10.67%, respectively, compared to 0.63% and 8.40%, respectively, for the third quarter 2019. During the nine months ended September 30, 2020, ROAA and ROAE were 0.58% and 7.90%, respectively, compared to 0.64% and 8.20%, respectively, for the nine months ended September 30, 2019. The increase in ROAA for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due primarily to the increase in net income. The decrease in ROAA for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due primarily to the Company’s growth in average assets. The increase in ROAE during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due mainly to the increase in net income. The decrease in ROAE during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the Company’s growth in average equity.

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

(dollars in thousands)	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,031,024	$29,560	3.88%	$2,989,772	$29,730	4.00%	$2,902,081	$30,594	4.18%
Securities - taxable	539,154	2,240	1.65%	560,947	3,276	2.35%	462,490	3,468	2.97%
Securities - non-taxable	94,398	381	1.61%	96,675	457	1.90%	99,290	639	2.55%
Other earning assets	552,058	569	0.41%	594,296	759	0.51%	469,454	2,993	2.53%
Total interest-earning assets	4,216,634	32,750	3.09%	4,241,690	34,222	3.24%	3,933,315	37,694	3.80%

Allowance for loan losses	(25,347)			(23,388)			(20,050)
Noninterest-earning assets	116,532			111,872			102,168
Total assets	$4,307,819			$4,330,174			$4,015,433

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$154,275	$228	0.59%	$137,487	$237	0.69%	$126,130	$233	0.73%
Regular savings accounts	45,466	79	0.69%	37,204	92	0.99%	32,434	91	1.11%
Money market accounts	1,295,249	2,442	0.75%	1,089,063	3,541	1.31%	639,181	3,261	2.02%
Certificates and brokered deposits	1,784,631	9,679	2.16%	2,006,966	11,893	2.38%	2,233,350	14,778	2.63%
Total interest-bearing deposits	3,279,621	12,428	1.51%	3,270,720	15,763	1.94%	3,031,095	18,363	2.40%
Other borrowed funds	584,634	4,090	2.78%	584,543	4,033	2.77%	584,308	4,087	2.78%
Total interest-bearing liabilities	3,864,255	16,518	1.70%	3,855,263	19,796	2.07%	3,615,403	22,450	2.46%
Noninterest-bearing deposits	75,901			73,758			43,972
Other noninterest-bearing liabilities	54,052			94,285			57,276
Total liabilities	3,994,208			4,023,306			3,716,651

Shareholders’ equity	313,611			306,868			298,782
Total liabilities and shareholders’ equity	$4,307,819			$4,330,174			$4,015,433

Net interest income		$16,232			$14,426			$15,244

Interest rate spread [1]			1.39%			1.17%			1.34%
Net interest margin [2]			1.53%			1.37%			1.54%
Net interest margin - FTE [3]			1.67%			1.50%			1.70%
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

(dollars in thousands)	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,999,711	$89,698	3.99%	$2,864,802	$90,654	4.23%
Securities - taxable	543,699	9,135	2.24%	450,898	10,322	3.06%
Securities - non-taxable	96,960	1,410	1.94%	97,042	1,991	2.74%
Other earning assets	520,875	2,973	0.76%	322,544	6,560	2.72%
Total interest-earning assets	4,161,245	103,216	3.31%	3,735,286	109,537	3.92%

Allowance for loan losses	(23,605)			(19,191)
Noninterest-earning assets	108,561			101,313
Total assets	$4,246,201			$3,817,408

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$138,288	$684	0.66%	$117,811	$659	0.75%
Regular savings accounts	37,700	249	0.88%	36,241	304	1.12%
Money market accounts	1,084,411	9,726	1.20%	598,410	9,009	2.01%
Certificates and brokered deposits	1,952,973	34,740	2.38%	2,128,239	40,924	2.57%
Total interest-bearing deposits	3,213,372	45,399	1.89%	2,880,701	50,896	2.36%
Other borrowed funds	584,547	12,141	2.77%	558,141	11,048	2.65%
Total interest-bearing liabilities	3,797,919	57,540	2.02%	3,438,842	61,944	2.41%
Noninterest-bearing deposits	70,060			43,035
Other noninterest-bearing liabilities	67,716			39,568
Total liabilities	3,936,695			3,521,455

Shareholders’ equity	310,506			295,963
Total liabilities and shareholders’ equity	$4,246,201			$3,817,408

Net interest income		$45,676			$47,593

Interest rate spread [1]			1.29%			1.51%
Net interest margin [2]			1.47%			1.70%
Net interest margin - FTE [3]			1.61%			1.87%
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

(dollars in thousands)	Three Months Ended September 30, 2020 vs. June 30, 2020 Due to Changes in			Three Months Ended September 30, 2020 vs. September 30, 2019 Due to Changes in			Nine Months Ended September 30, 2020 vs. September 30, 2019 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,207	$(2,377)	$(170)	$6,263	$(7,297)	$(1,034)	$5,804	$(6,167)	$(363)
Securities – taxable	(119)	(917)	(1,036)	2,983	(4,211)	(1,228)	2,692	(3,889)	(1,197)
Securities – non-taxable	(10)	(66)	(76)	(30)	(228)	(258)	(1)	(580)	(581)
Other earning assets	(50)	(140)	(190)	3,034	(5,458)	(2,424)	4,170	(7,757)	(3,587)
Total	2,028	(3,500)	(1,472)	12,250	(17,194)	(4,944)	12,665	(18,393)	(5,728)

Interest expense
Interest-bearing deposits	301	(3,636)	(3,335)	8,695	(14,630)	(5,935)	7,921	(13,418)	(5,497)
Other borrowed funds	3	54	57	3	—	3	558	535	1,093
Total	304	(3,582)	(3,278)	8,698	(14,630)	(5,932)	8,479	(12,883)	(4,404)

Increase (decrease) in net interest income	$1,724	$82	$1,806	$3,552	$(2,564)	$988	$4,186	$(5,510)	$(1,324)

Net interest income for the third quarter 2020 was $16.2 million, an increase of $1.0 million, or 6.5%, compared to $15.2 million for the third quarter 2019. The increase in net interest income was primarily the result of a $5.9 million, or 26.4%, decrease in total interest expense to $16.5 million for the third quarter 2020 from $22.5 million for the third quarter 2019. The decrease in total interest expense was partially offset by a $4.9 million, or 13.1%, decrease in total interest income to $32.8 million for the third quarter 2020 from $37.7 million for the third quarter 2019.

Net interest income for the nine months ended September 30, 2020 was $45.7 million, a decrease of $1.9 million, or 4.0%, compared to $47.6 million for the nine months ended September 30, 2019. The decrease in net interest income was the result of a decrease in total interest income of $6.3 million, or 5.8%, from $109.5 million for the nine months ended September 30, 2019 to $103.2 million for the nine months ended September 30, 2020. This decrease was partially offset by a $4.4 million, or 7.1%, decrease in total interest expense to $57.5 million for the nine months ended September 30, 2020 from $61.9 million the nine months ended September 30, 2019.

The decrease in total interest income for the third quarter 2020 compared to the third quarter 2019 was due to decreases in interest earned on loans, including loans held-for-sale, other earning assets and securities. Interest income earned on other earning assets declined $2.4 million, or 81.0%, due mainly to a 212 basis point (“bp”) decline in the yield earned on these assets, partially offset by an increase of $82.6 million, or 17.6%, in the average balance of other earning assets. The increase in other earning assets was due to higher cash balances driven by growth in the average balance of deposits. Additionally, interest income earned on securities decreased $1.5 million, or 36.2%, due to a decline of 118 bps in the yield earned on securities, partially offset by an increase of $71.8 million, or 12.8%, in the average balance of securities. The increase in average securities balances was due to the deployment of liquidity driven by deposit growth. Interest income earned on loans decreased $1.0 million, or 3.4%, due primarily to a decline of 30 bps in the yield earned on average loan balances, partially offset by an increase of $128.9 million, or 4.4%, in average loan balances. The increase in average loan balances was due to growth in the healthcare finance portfolio and the small business lending portfolio, which included loans acquired from First Colorado National Bank, as well as loans originated through PPP.

The decrease in total interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to decreases in interest income earned on loans, including loans held-for-sale, other earning assets and securities. Interest income earned on other earning assets decreased $3.6 million, or 54.7%, due to a decline of 196 bps in the yield earned on these assets, partially offset by an increase of $198.3 million, or 61.5%, in the average balance of other earning assets. The increase in other earning assets was due to higher cash balances driven by growth in the average balance of deposits. Interest income earned on securities decreased $1.8 million, or 14.4%, due to a decline of 81 bps in the yield earned on securities, partially offset by an increase of $92.7 million, or 16.9%, in the average balance of securities. The increase in average securities balances was due to deployment of liquidity driven by deposit growth. Interest income earned on loans, including loans held-for-sale, decreased by $1.0 million as an increase of $134.9 million, or 4.7%, in the average balance of loans was partially offset by a decline of 24 bps in the yield earned on loans. The increase in average loan balances was due to growth in the healthcare finance portfolio and the small business lending portfolio, which included loans acquired from First Colorado National Bank, as well as loans originated through PPP.

Overall, the yield on interest-earning assets for the third quarter 2020 declined 71 bps to 3.09% from 3.80% for the third quarter 2019. Additionally, the yield on interest-earning assets for the nine months ended September 30, 2020 declined 61 bps to 3.31% from 3.92% for the nine months ended September 30, 2019. The declines in the yields earned on interest-earning assets were due to the continued decrease in market interest rates from the year-ago periods. Interest rates began declining during 2019 and have declined significantly in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. The decline in interest rates negatively impacted the yields earned on variable rate loans, including fixed rate loans that have been effectively converted to variable rate loans through the use of interest rate swap agreements, and new loan originations as well as variable rate securities and cash balances, which were elevated throughout both the third quarter 2020 and the nine months ended September 30, 2020 due to growth in average deposit balances.

The decrease in total interest expense for the third quarter 2020 compared to the third quarter 2019 was due primarily to a decrease in interest expense related to certificates and brokered deposits and money market accounts. Interest expense on certificates and brokered deposits decreased $5.1 million, or 34.5%, due to a decline of 47 bps in the cost of these deposits as well as a $448.7 million, or 20.1%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $0.8 million, or 25.1%, was driven by a decline of 127 bps in the cost of these deposits, partially offset by an increase of $656.1 million, or 102.6%, in the average balance of these deposits. Money market balances have increased throughout 2020 due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19.

The decrease in total interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to a decrease in interest expense related to certificates and brokered deposits, partially offset by increases in interest expense on money market accounts and other borrowed funds. The decrease in expense related to certificates and brokered deposits of $6.2 million, or 15.1%, was due to a decline of 19 bps in the cost of these deposits as well as a $175.3 million, or 8.2%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. Interest expense on money market accounts increased $0.7 million, or 8.0%, driven by an increase of $486.0 million, or 81.2%, in the average balance of these deposits, partially offset by a decline of 81 bps in the cost of these deposits. Money market balances have increased throughout 2020 due to targeted digital marketing efforts to grow small business accounts as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19. The increase in expense related to other borrowed funds of $1.1 million, or 9.8%, was due primarily to the impact of the issuance of the 2029 Notes (subordinated debt) issued in June 2019 with an aggregate principal amount of $37.0 million and an initial fixed interest rate of 6.00%.

Overall, the cost of total interest-bearing liabilities for the third quarter 2020 declined 76 bps to 1.70% from 2.46% for the third quarter 2019. Additionally, the cost of total interest-bearing liabilities for the nine months ended September 30, 2020 declined 39 bps to 2.02% from 2.41% for the nine months ended September 30, 2019. Similar to asset yields, the declines in the cost of funds were due to the continued decrease in market interest rates from the year-ago periods. The sharp declines in both short- and long-term interest rates due to COVID-19 have allowed the Company to reprice all of its deposit products at lower rates. Furthermore, a shift in the deposit composition from higher cost certificates and brokered deposits to lower cost money market accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 1.53% for the third quarter 2020 compared to 1.54% for the third quarter 2019. On a fully-taxable equivalent basis, NIM was 1.67% for the third quarter 2020 compared to 1.70% for the third quarter 2019.

NIM was 1.47% for the nine months ended September 30, 2020 compared to 1.70% for the nine months ended September 30, 2019. On a fully-taxable equivalent basis, NIM was 1.61% for the nine months ended September 30, 2020 compared to 1.87% for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, the decrease in NIM reflects the greater decline in asset yields compared to the decline in the cost of funds during the applicable periods. Following the Federal Reserve’s interest rate cuts in March 2020 in response to COVID-19, variable rate assets tied to market rates repriced faster than deposits. However, as the pace of short-term market interest rate declines has slowed over the course of the year, the Company believes that yields on interest-earning assets have largely stabilized. Furthermore, the Company has approximately $931.0 million of certificates and brokered deposits with a weighted average cost of 2.02% that mature over the next twelve months. As the weighted average cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Service charges and fees	$224	$182	$212	$213	$211	$618	$672
Loan servicing revenue	274	255	251	166	—	780	—
Loan servicing asset revaluation	(103)	(90)	(179)	—	—	(372)	—
Mortgage banking activities	9,630	3,408	3,668	2,953	4,307	16,706	8,588
Gain on sale of loans	2,033	762	1,801	1,721	523	4,596	353
Gain (loss) on sale of securities	98	—	41	—	—	139	(458)
Other	339	456	417	352	517	1,212	2,229
Total noninterest income	$12,495	$4,973	$6,211	$5,405	$5,558	$23,679	$11,384

During the third quarter 2020, noninterest income was $12.5 million, representing an increase of $6.9 million, or 124.8%, compared to $5.6 million for the third quarter 2019. The increase in noninterest income was due primarily to increases in revenue from mortgage banking activities, gain on sale of loans and loan servicing revenue, which were partially offset by lower other income and loan servicing asset revaluation. The increase in mortgage banking revenue was due mainly to an increase in loan origination volume, driven by historically low mortgage interest rates, and higher gain-on-sale margins. The increase in gain on sale of loans was due to the Company selling $12.9 million of SBA 7(a) guaranteed loans and $12.2 million of single tenant lease financing loans during the third quarter 2020, recognizing a net gain of $2.0 million, as compared to a $0.5 million net gain on the sale of loans in the third quarter 2019 from sales totaling $53.4 million of single tenant lease financing and public finance loans. The Company recognized $0.2 million of loan servicing revenue, net of the loan servicing asset revaluation, in the third quarter 2020, in connection with its SBA 7(a) servicing portfolio, which includes the portfolio acquired in the fourth quarter 2019 as well as loans originated by the Company in 2020. The decrease in other noninterest income was mainly the result of income recognized in the prior year related to the Company’s temporary ownership of the land associated with the Company’s future corporate headquarters. Refer to Note 11 to the condensed consolidated financial statements for additional information about the Company’s new headquarters.

During the nine months ended September 30, 2020, noninterest income was $23.7 million, representing an increase of $12.3 million, or 108.0%, compared to $11.4 million for the nine months ended September 30, 2019. The increase in noninterest income was due primarily to increases in revenue from mortgage banking activities, gain on sale of loans, loan servicing revenue and gain (loss) on sale of securities, which were partially offset by a decrease in other income. The increase in mortgage banking revenue was due mainly to an increase in loan origination volume, driven by historically low mortgage interest rates, and higher gain-on-sale margins. The increase in gain on sale of loans was due to sales of portfolio loans with book values totaling $216.7 million that resulted in a gain of $1.3 million, as well as a gain of $3.3 million on the sale of SBA 7(a) guaranteed loans during the nine months ended September 30, 2020, compared to the Company selling portfolio loans with book values of $201.8 million that resulted in a net gain of $0.4 million during the nine months ended September 30, 2019. The increase in gain (loss) on sale of securities was due to a gain of $0.1 million being recorded during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 when the Company sold lower-yielding mortgage-backed and U.S. Government Agency securities that resulted in a loss of $0.5 million. The Company also recognized loan servicing revenue, net of the loan servicing asset revaluation, of $0.4 million, during the nine months ended September 30, 2020, in connection with its SBA 7(a) servicing portfolio, which includes the portfolio acquired in the fourth quarter 2019, as well as loans originated by the Company in 2020. The decrease in other noninterest income was mainly the result of income recognized in the prior year associated with the sale of the Company’s Visa Class B shares at a gain of $0.5 million and $0.4 million of income related to the Company’s temporary ownership of the land associated with its future corporate headquarters. Refer to Note 11 to the condensed consolidated financial statements for additional information about the Company’s new headquarters.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Salaries and employee benefits	$9,533	$7,789	$7,774	$7,168	$6,883	$25,096	$19,846
Marketing, advertising and promotion	426	411	375	409	456	1,212	1,391
Consulting and professional services	614	932	1,177	1,242	778	2,723	2,427
Data processing	388	339	375	312	381	1,102	1,026
Loan expenses	408	399	599	289	247	1,406	853
Premises and equipment	1,568	1,602	1,625	1,556	1,506	4,795	4,503
Deposit insurance premium	440	435	485	601	—	1,360	1,302
Write-down of other real estate owned	2,065	—	—	—	—	2,065	—
Other	970	1,337	1,076	1,036	952	3,383	2,673
Total noninterest expense	$16,412	$13,244	$13,486	$12,613	$11,203	$43,142	$34,021

Noninterest expense for the third quarter 2020 was $16.4 million, compared to $11.2 million for the third quarter 2019. The increase of $5.2 million, or 46.5%, compared to the third quarter 2019 was due primarily to increases of $2.7 million in salaries and employee benefits and $0.4 million in deposit insurance premium, as well as a $2.1 million write-down of a legacy commercial other real estate owned (“OREO”) property. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in deposit insurance premium was due primarily to the Company not incurring deposit insurance premium expense during the third quarter 2019 as a result of the small bank assessment credit applied by the FDIC.

Noninterest expense for the nine months ended September 30, 2020 was $43.1 million, compared to $34.0 million for the nine months ended September 30, 2019. The increase of $9.1 million, or 26.8%, compared to the nine months ended September 30, 2019 was due primarily to increases of $5.3 million in salaries and employee benefits, $0.7 million in other expenses, $0.6 million in loan expenses, $0.3 million in consulting and professional services and $0.3 million in premises and equipment, as well as a $2.1 million write-down of a legacy commercial OREO property. The increase in salaries and employee benefits was primarily the result of personnel growth, mostly associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in other expenses was due primarily to a $0.3 million charitable contribution the Company made to assist small businesses and nonprofits address the economic challenges of the COVID-19 pandemic, as well as various other miscellaneous expenses, none of which were individually significant. The increase in loan expenses was driven primarily by costs associated with nonperforming loans. The increase in consulting and professional services was due primarily to increased recruitment costs and directors’ fees. The increase in premises and equipment was due primarily to higher software expense.

Income tax provision was $1.4 million for the third quarter 2020, resulting in an effective tax rate of 14.2%, compared to $0.5 million and an effective tax rate of 6.6% for the third quarter 2019. Income tax provision was $1.4 million for the nine months ended September 30, 2020, resulting in an effective tax rate of 7.0%, compared to $1.3 million and an effective tax rate of 6.8% for the nine months ended September 30, 2019. The increase in income tax provision for the third quarter 2020 compared to the third quarter 2019 was due primarily to the increase in pre-tax earnings driven by a higher proportion of taxable revenue from mortgage banking and gain on sale of loans.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total assets	$4,333,624	$4,324,600	$4,168,146	$4,100,083	$4,095,491
Loans	3,012,914	2,973,674	2,892,093	2,963,547	2,881,272
Total securities	596,565	657,312	675,013	602,730	591,549
Loans held-for-sale	76,208	38,813	52,394	56,097	41,119
Noninterest-bearing deposits	86,088	82,864	70,562	57,115	50,560
Interest-bearing deposits	3,286,303	3,297,925	3,107,944	3,096,848	3,097,682
Total deposits	3,372,391	3,380,789	3,178,506	3,153,963	3,148,242
Advances from Federal Home Loan Bank	514,914	514,913	514,911	514,910	514,908
Total shareholders’ equity	318,102	307,711	307,711	304,913	295,140

Total assets increased $233.5 million, or 5.7%, to $4.3 billion at September 30, 2020 compared to $4.1 billion at December 31, 2019. Balance sheet growth was driven by an increase in deposits of $218.4 million, or 6.9%. The deposit growth drove an increase in liquid assets as cash balances increased $161.1 million, or 49.2%. Additionally, loan balances increased $49.4 million, or 1.7%, and loans held-for-sale increased $20.1 million, or 35.9%. As deposit growth outpaced loan growth, balance sheet liquidity increased as reflected in the percentage of loans to deposits, which declined to 89.3% as of September 30, 2020, compared to 94.0% as of December 31, 2019.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
Commercial loans
Commercial and industrial	$77,116	2.6%	$81,687	2.7%	$95,227	3.3%	$96,420	3.3%	$83,481	2.9%
Owner-occupied commercial real estate(1)	89,095	3.0%	86,897	2.9%	87,957	3.0%	86,726	2.9%	86,357	3.0%
Investor commercial real estate	13,084	0.4%	13,286	0.4%	13,421	0.5%	12,567	0.4%	11,852	0.4%
Construction	92,154	3.1%	77,591	2.6%	64,581	2.2%	60,274	2.0%	54,131	1.9%
Single tenant lease financing	960,505	31.9%	980,292	33.0%	972,275	33.6%	995,879	33.6%	1,008,247	35.0%
Public finance	625,638	20.8%	647,107	21.8%	627,678	21.7%	687,094	23.2%	686,622	23.8%
Healthcare finance	461,740	15.3%	380,956	12.8%	372,266	12.9%	300,612	10.1%	251,530	8.6%
Small business lending(1)	123,168	4.1%	118,526	4.0%	54,055	1.9%	46,945	1.6%	11,597	0.4%
Total commercial loans	2,442,500	81.2%	2,386,342	80.2%	2,287,460	79.1%	2,286,517	77.1%	2,193,817	76.0%
Consumer loans
Residential mortgage	203,041	6.7%	208,728	7.0%	218,730	7.6%	313,849	10.6%	320,451	11.1%
Home equity	22,169	0.7%	22,640	0.8%	23,855	0.8%	24,306	0.8%	25,042	0.9%
Other consumer	282,450	9.3%	291,632	9.8%	296,605	10.2%	295,309	10.0%	296,573	10.4%
Total consumer loans	507,660	16.7%	523,000	17.6%	539,190	18.6%	633,464	21.4%	642,066	22.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (2)	62,754	2.1%	64,332	2.2%	65,443	2.3%	43,566	1.5%	45,389	1.6%
Total loans	3,012,914	100.0%	2,973,674	100.0%	2,892,093	100.0%	2,963,547	100.0%	2,881,272	100.0%
Allowance for loan losses	(26,917)		(24,465)		(22,857)		(21,840)		(21,683)
Net loans	$2,985,997		$2,949,209		$2,869,236		$2,941,707		$2,859,589

(1) As of December 31, 2019, the Company held $13.3 million of SBA loans which were classified within the small business lending category. In the third quarter 2020, those balances were reclassified into the owner-occupied commercial real estate category.

(2) Includes carrying value adjustments of $44.3 and $46.0 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2020 and June 30, 2020, respectively, and $44.6 million, $21.4 million and $27.6 million, as of March 31, 2020, December 31, 2019 and September 30, 2019, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $3.0 billion as of September 30, 2020, an increase of $49.4 million, or 1.7%, compared to December 31, 2019. Total commercial balances were $2.4 billion as of September 30, 2020, up $156.0 million, or 6.8%, from December 31, 2019. Compared to December 31, 2019, production in healthcare finance, small business lending and construction was partially offset by lower balances in the public finance and single tenant lease financing loan portfolios, due primarily to sales of $106.6 million of loans in these categories during 2020, as well as a decline in commercial and industrial balances. The growth in healthcare finance balances was due primarily to a combination of strong borrower demand following the re-opening of state and local economies across the U.S. subsequent to shelter-in-place orders in response to COVID-19 and growth in loan originations by the sales team at Lendeavor, the Company’s origination partner in this loan category. The growth in small business lending was driven by $58.3 million of PPP loan balances originated during the second quarter 2020, as well as an increase in originated SBA 7(a) loans during 2020.

Total consumer loan balances were $507.7 million as of September 30, 2020, a decrease of $125.8 million, or 19.9%, compared to December 31, 2019. The decline in consumer loan balances from December 31, 2019 was due primarily to the sale of $90.8 million of portfolio residential mortgage loans in the first quarter 2020, which included seasoned lower-yielding loans. Additionally, the balances of residential mortgage loans and other consumer loans have been impacted by elevated prepayment activity, which more than offset new origination activity.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Nonaccrual loans
Commercial loans:
Commercial and industrial	$117	$299	$218	$226	$585
Owner-occupied commercial real estate	1,390	2,066	1,390	464	465
Single tenant lease financing	7,148	4,680	4,680	4,680	4,691
Total commercial loans	8,655	7,045	6,288	5,370	5,741
Consumer loans:
Residential mortgage	1,085	1,042	991	761	—
Other consumer	34	108	39	33	41
Total consumer loans	1,119	1,150	1,030	794	41
Total nonaccrual loans	9,774	8,195	7,318	6,164	5,782

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	—	73	—	—
Total commercial loans	—	—	73	—	—
Consumer loans:
Residential mortgage	—	—	51	568	—
Other consumer	—	—	1	—	1
Total consumer loans	—	—	52	568	1
Total past due 90 days and accruing loans	—	—	125	568	1

Total nonperforming loans	9,774	8,195	7,443	6,732	5,783

Other real estate owned
Investor commercial real estate	—	2,065	2,065	2,065	2,066
Residential mortgage	—	—	—	—	553
Total other real estate owned	—	2,065	2,065	2,065	2,619

Other nonperforming assets	8	44	114	75	95

Total nonperforming assets	$9,782	$10,304	$9,622	$8,872	$8,497

Total nonperforming loans to total loans	0.32%	0.28%	0.26%	0.23%	0.20%
Total nonperforming assets to total assets	0.23%	0.24%	0.23%	0.22%	0.21%
Allowance for loan losses to total loans	0.89%	0.82%	0.79%	0.74%	0.75%
Allowance for loan losses to total loans, excluding PPP loans(1)	0.91%	0.84%	0.79%	0.74%	0.75%
Allowance for loan losses to nonperforming loans	275.4%	298.5%	307.1%	324.4%	374.9%

1 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Troubled debt restructurings – nonaccrual	$811	$854	$94	$94	$171
Troubled debt restructurings – performing	365	372	378	427	470
Total troubled debt restructurings	$1,176	$1,226	$472	$521	$641

The increase in nonperforming loans of 3.0 million, or 45.2%, to $9.8 million as of September 30, 2020 compared to $6.7 million as of December 31, 2019 was due primarily to an increase in nonperforming owner-occupied commercial real estate loans with unpaid principal balances of $1.6 million and an increase in nonperforming single tenant lease financing loans with unpaid principal balances of $2.5 million that were placed on nonaccrual status during 2020, partially offset by a decrease in accruing residential mortgage loans that were 90 days past due and one nonaccrual owner-occupied commercial real estate loan that paid off during the third quarter 2020. Total nonperforming assets increased $0.9 million, or 10.3%, as of September 30, 2020 compared to December 31, 2019, due primarily to the increase in nonperforming loans discussed above, partially offset by a $2.1 million write-down of a legacy commercial OREO property in the third quarter 2020. The ratio of nonperforming loans to total loans increased to 0.32% as of September 30, 2020 compared to 0.23% as of December 31, 2019 and the ratio of nonperforming assets to total assets increased to 0.23% as of September 30, 2020 compared to 0.22% as of December 31, 2019, due primarily to the loans mentioned above.

Total TDRs as of September 30, 2020 were $1.2 million, up $0.7 million from December 31, 2019. The increase was driven by one residential mortgage loan that became a TDR during the second quarter 2020.

    As of September 30, 2020, the Company did not have any OREO. As of December 31, 2019, the Company had one commercial property in OREO with a carrying value of $2.1 million. This property consisted of two buildings that are residential units adjacent to a university campus. During the third quarter 2020, we wrote off the balance of OREO and are currently evaluating alternatives related to the ultimate disposition of this property.

    As of September 30, 2020, our financial results have reflected little impact on asset quality as a result of COVID-19. Actions taken to either contain or reduce the impact of the pandemic have had a detrimental effect on the national and our local economies. The ultimate impact it may have on our business and asset quality is still uncertain; however, we remain optimistic that the combination of government stimulus programs and relief programs we have provided to our clients will lessen the economic stress on our borrowers. However, if the pandemic extends for a prolonged period of time, we may experience negative trends in nonperforming loans and assets.

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

    The following table shows the Company’s deferrals by loan portfolio type that have been granted through October 30, 2020. The balances shown are as of September 30, 2020.

(dollars in thousands)	Deferrals	Total Loan Balance	% Of Balances With Deferrals
Commercial loans
Commercial and industrial	$680	$77,116	0.9%
Owner-occupied commercial real estate	—	89,095	—%
Investor commercial real estate	—	13,084	0.0%
Construction	—	92,154	0.0%
Single tenant lease financing	5,362	960,505	0.6%
Public finance	—	625,638	0.0%
Healthcare finance	2,275	461,740	0.5%
Small business lending	8,637	123,168	7.0%
Total commercial loans	16,954	2,442,500	0.7%
Consumer loans
Residential mortgage	2,542	203,041	1.3%
Home equity	—	22,169	—%
Other consumer	436	282,450	0.2%
Total consumer loans	2,978	507,660	0.5%

Total commercial and consumer loans	$19,932	$2,950,160	0.7%

During the first and second quarters 2020 and into early third quarter 2020, the single tenant lease financing and healthcare finance portfolios had comprised a significant majority of total loan deferrals. However, as of October 30, 2020, these portfolios had declined to approximately 0.26% of the total loan portfolio. Earlier in the year, borrowers in these portfolios had experienced short-term cash flow challenges due to broad-based federal and state government actions to contain COVID-19. Within the single tenant lease financing portfolio, the portfolio average loan-to-value ratio is 49% and all borrowers, except for one relationship that is on nonaccrual status, made their loan payments in a timely manner prior to entering a deferral program. Furthermore, there are no delinquencies for performing loans not on deferral status. Related to the healthcare finance portfolio, over 90% of the loans are made to dental practices, many of which have been allowed to resume seeing patients as certain states across the country have reopened their economies. The amount of healthcare finance loans on deferral status peaked in late May when approximately 80% of this portfolio balance was under deferral. As of October 30, 2020, this percentage had dropped to 0.5%. All borrowers who have come off a deferral program have resumed making scheduled loan payments without delinquency.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. As a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans bear an interest rate of 1.00% and we received weighted average origination fees of 3.86% of the amount funded, or approximately $2.3 million in total. The Company received this fee revenue from the SBA in late June and it will be deferred over the life of the PPP loans and recognized as interest income. As of September 30, 2020, we had 447 PPP loans totaling $58.3 million outstanding.

The Company anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company did not receive any formal applications for forgiveness from PPP borrowers. Management anticipates that loan forgiveness applications will increase during the fourth quarter 2020.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Balance, beginning of period	$24,465	$22,857	$21,840	$21,683	$19,976
Provision charged to expense	2,509	2,491	1,461	468	2,824
Losses charged off	(241)	(1,016)	(498)	(409)	(1,182)
Recoveries	184	133	54	98	65
Balance, end of period	$26,917	$24,465	$22,857	$21,840	$21,683

Net charge-offs to average loans	0.01%	0.12%	0.06%	0.04%	0.15%

    The allowance for loan losses was $26.9 million as of September 30, 2020, compared to $21.8 million as of December 31, 2019. While total loan balances experienced a modest increase of $49.4 million, or 1.7%, compared to December 31, 2019, the Company made additional adjustments to qualitative factors in its allowance model to reflect the continued economic uncertainty resulting from COVID-19. As a result, both the allowance for loan losses and the allowance as a percentage of total loans increased compared to December 31, 2019.

     The allowance for loan losses as a percentage of total loans was 0.89% at September 30, 2020, or 0.91% when excluding PPP Loans, compared to 0.74% at December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 275.4% as of September 30, 2020, compared to 324.4% as of December 31, 2019. The provision for loan losses in the third quarter 2020 was $2.5 million, compared to $2.8 million for the third quarter 2019. During the third quarter 2020, the Company recorded net charge-offs of $0.1 million, compared to net charge-offs of $1.1 million for the third quarter 2019.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$65,007	$68,203	$71,387	$77,715	$83,024
Municipal securities	87,365	91,906	94,981	97,447	96,076
Agency mortgage-backed securities	250,755	275,433	279,458	264,142	278,327
Private label mortgage-backed securities	71,519	101,110	114,363	63,704	45,969
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	48,406	48,394	43,378	38,632	38,638
Total available-for-sale	528,052	590,046	608,567	546,640	547,034
Securities held-to-maturity
Municipal securities	14,582	14,603	14,617	10,142	10,145
Corporate securities	53,672	53,692	51,714	51,736	36,662
Total held-to-maturity	68,254	68,295	66,331	61,878	46,807
Total securities	$596,306	$658,341	$674,898	$608,518	$593,841

(in thousands)
Approximate Fair Value	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Securities available-for-sale
U.S. Government-sponsored agencies	$63,682	$66,544	$70,004	$75,872	$81,435
Municipal securities	86,421	90,562	94,819	97,652	97,942
Agency mortgage-backed securities	253,292	278,530	282,632	261,440	277,530
Private label mortgage-backed securities	72,626	101,925	115,024	63,613	46,459
Asset-backed securities	4,921	4,837	4,713	4,955	4,931
Corporate securities	47,369	46,619	41,490	37,320	36,445
Total available-for-sale	528,311	589,017	608,682	540,852	544,742
Securities held-to-maturity
Municipal securities	15,328	15,274	15,678	10,368	10,490
Corporate securities	53,848	53,878	53,790	52,192	37,065
Total held-to-maturity	69,176	69,152	69,468	62,560	47,555
Total securities	$597,487	$658,169	$678,150	$603,412	$592,297

The approximate fair value of available-for-sale investment securities decreased $12.5 million, or 2.4%, to $528.3 million as of September 30, 2020, compared to $540.9 million as of December 31, 2019. The decrease was due primarily to decreases of $12.2 million in agency securities, $11.2 million in municipal securities and $8.1 million in agency mortgage-backed securities. These decreases were driven primarily by prepayments and maturities in agency and agency mortgage-backed securities, as well as early redemptions and maturities in municipal securities. The decreases were partially offset by purchases of corporate and private label mortgage-backed securities as liquidity from deposit growth was deployed.

Accrued Income and Other Assets

    Accrued income and other assets were $66.5 million at September 30, 2020 compared to $67.1 million at December 31, 2019. As of these dates, the Company pledged $33.7 million and $42.3 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date. The decrease in cash collateral pledged was partially offset by an increase of $5.3 million in deferred tax assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $57.2 million at September 30, 2020 compared to $53.0 million at December 31, 2019. The increase of $4.2 million, or 7.9%, was due primarily to a $4.9 million trade date accrual related to securities that were purchased in September 2020 but did not settle until October 2020, a $3.4 million increase in income taxes payable and a $1.5 million increase in accrued salaries and benefits. These increases were partially offset by a $5.0 million decrease in the fair value of interest rate swap agreements.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
Noninterest-bearing deposits	$86,088	2.6%	$82,864	2.5%	$70,562	2.2%	$57,115	1.8%	$50,560	1.6%
Interest-bearing demand deposits	155,054	4.6%	152,391	4.5%	123,233	3.9%	129,020	4.1%	122,551	3.9%
Savings accounts	49,890	1.5%	43,366	1.3%	32,485	1.0%	29,616	0.9%	34,886	1.1%
Money market accounts	1,359,178	40.3%	1,241,874	36.7%	930,698	29.3%	786,390	24.9%	698,077	22.2%
Certificates of deposits	1,360,575	40.3%	1,470,905	43.5%	1,493,644	47.0%	1,613,453	51.2%	1,681,377	53.4%
Brokered deposits	361,606	10.7%	389,389	11.5%	527,884	16.6%	538,369	17.1%	560,791	17.8%
Total deposits	$3,372,391	100.0%	$3,380,789	100.0%	$3,178,506	100.0%	$3,153,963	100.0%	$3,148,242	100.0%

Total deposits increased $218.4 million, or 6.9%, to $3.4 billion as of September 30, 2020, compared to $3.2 billion as of December 31, 2019. This increase was due primarily to an increase of $572.8 million, or 72.8%, in money market accounts, offset by declines of $252.9 million, or 15.7%, in certificates of deposits and $176.8 million, or 2.8%, in brokered deposits. The Company experienced strong growth in money market balances due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from the COVID-19 pandemic. The declines in certificates of deposits and brokered deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

Recent Debt Offerings

    Subsequent to the end of the quarter, on October 26, 2020, the Company issued $10.0 million in aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The Notes were offered and sold by the Company in a private placement and are scheduled to mature on November 1, 2030. The 2030 Notes bear interest at a fixed rate of 6.0% per annum from and including October 26, 2020, to, but excluding, November 1, 2025, and thereafter at a floating interest rate initially equal to the three-month term SOFR plus 5.795%. The 2030 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. We intend to use the net proceeds to redeem the 2025 Note on or before January 15, 2021, subject to the receipt of any applicable regulatory approvals.

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

The following tables present actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$331,408	11.13%	$208,452	7.00%	N/A	N/A
Bank	364,889	12.27%	208,246	7.00%	$193,372	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	331,408	11.13%	253,121	8.50%	N/A	N/A
Bank	364,889	12.27%	252,870	8.50%	237,996	8.00%
Total capital to risk-weighted assets
Consolidated	428,083	14.38%	312,679	10.50%	N/A	N/A
Bank	391,806	13.17%	312,369	10.50%	297,495	10.00%
Leverage ratio
Consolidated	331,408	7.72%	171,779	4.00%	N/A	N/A
Bank	364,889	8.50%	171,666	4.00%	214,582	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$313,803	10.84%	$202,661	7.00%	N/A	N/A
Bank	341,242	11.80%	202,480	7.00%	$188,017	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	313,803	10.84%	246,088	8.50%	N/A	N/A
Bank	341,242	11.80%	245,869	8.50%	231,406	8.00%
Total capital to risk-weighted assets
Consolidated	405,171	13.99%	303,991	10.50%	N/A	N/A
Bank	363,082	12.55%	303,720	10.50%	289,257	10.00%
Leverage ratio
Consolidated	313,803	7.64%	164,219	4.00%	N/A	N/A
Bank	341,242	8.32%	164,121	4.00%	205,151	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2020 to shareholders of record as of October 1, 2020. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of September 30, 2020, the Company had $72.0 million principal amount of subordinated debt outstanding pursuant its term loan evidenced by a term note due 2025 (the “2025 Note”), its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 and the 2029 Notes. Subsequent to the end of the quarter, on October 26, 2020, we issued an additional $10.0 million aggregate principal amount of 2030 Notes. The agreements that govern our outstanding subordinated debt, including the 2030 Notes, prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

Additionally, the Company has enhanced its liquidity management process during 2019 and 2020 through increased loan sale activity. During the first nine months of 2020, the Company sold $143.0 million of public finance, single tenant lease financing and SBA 7(a) guaranteed loans at premiums to book value, as well as a $90.8 million pool of residential mortgage loans. During 2019, the Company sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans. These loan sales have provided liquidity to manage overall loan portfolio growth and capital utilization.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. We intend to modestly reduce the size of our balance sheet during the fourth quarter 2020 through continued deposit repricing to help manage capital levels. A component of this balance sheet management strategy is expected to include reducing our cash balances from the levels at September 30, 2020. However, given the uncertainty regarding the length and ultimate economic effect of COVID-19, we believe it will be prudent to maintain higher levels of cash on the balance sheet than we have historically maintained until the crisis passes. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At September 30, 2020, on a consolidated basis, the Company had $1.1 billion in cash and cash equivalents and investment securities available-for-sale and $76.2 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2020, the Bank had the ability to borrow an additional $558.4 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2020, the Company, on an unconsolidated basis, had $36.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2020, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $267.4 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2020 totaled $931.0 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets ratio, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, allowance for loan losses to loans, excluding PPP loans, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on shareholders’ equity, adjusted return on average tangible common equity and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2020 and 2019.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Total equity - GAAP	$318,102	$307,711	$304,913	$295,140	$295,140	$318,102	$295,140
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$313,415	$303,024	$300,226	$290,453	$290,453	$313,415	$290,453

Total assets - GAAP	$4,333,624	$4,324,600	$4,100,083	$4,095,491	$4,095,491	$4,333,624	$4,095,491
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,328,937	$4,319,913	$4,095,396	$4,090,804	$4,090,804	$4,328,937	$4,090,804

Total common shares outstanding	9,800,569	9,799,047	9,741,800	9,741,800	9,741,800	9,800,569	9,741,800

Book value per common share	$32.46	$31.40	$31.30	$30.30	$30.30	$32.46	$30.30
Effect of goodwill	(0.48)	(0.48)	(0.48)	(0.48)	(0.48)	(0.48)	(0.48)
Tangible book value per common share	$31.98	$30.92	$30.82	$29.82	$29.82	$31.98	$29.82

Total shareholders’ equity to assets	7.34%	7.12%	7.44%	7.21%	7.21%	7.34%	7.21%
Effect of goodwill	(0.10)%	(0.11)%	(0.11)%	(0.11)%	(0.11)%	(0.10)%	(0.11)%
Tangible common equity to tangible assets	7.24%	7.01%	7.33%	7.10%	7.10%	7.24%	7.10%

Total average equity - GAAP	$313,611	$306,868	$297,623	$298,782	$298,782	$310,506	$295,963
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$308,924	$302,181	$292,936	$294,095	$294,095	$305,819	$291,276

Return on average shareholders’ equity	10.67%	5.15%	9.46%	8.40%	8.40%	7.90%	8.20%
Effect of goodwill	0.16%	0.08%	0.15%	0.13%	0.13%	0.12%	0.13%
Return on average tangible common equity	10.83%	5.23%	9.61%	8.53%	8.53%	8.02%	8.33%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Total interest income	$32,750	$34,222	$37,877	$37,964	$37,694	$103,216	$109,537
Adjustments:
Fully-taxable equivalent adjustments [1]	1,424	1,437	1,570	1,595	1,595	4,396	4,764
Total interest income - FTE	$34,174	$35,659	$39,447	$33,326	$33,326	$107,612	$114,301

Net interest income	$16,232	$14	$15,018	$15,374	$15,244	$45,676	$47,593
Adjustments:
Fully-taxable equivalent adjustments [1]	1,424	1,437	1,570	1,595	1,595	4,396	4,764
Net interest income - FTE	$17,656	$1,451	$16,588	$16,969	$16,839	$50,072	$52,357

Net interest margin	1.53%	1.37%	1.50%	1.51%	1.54%	1.47%	1.70%
Effect of fully-taxable equivalent adjustments [1]	0.14%	0.13%	0.15%	0.16%	0.16%	0.14%	0.17%
Net interest margin - FTE	1.67%	1.50%	1.65%	1.67%	1.70%	1.61%	1.87%

Allowance for loan losses	$26,917	$24,465	$22,857	$21,840	$21,683	$26,917	$21,683

Loans	$3,012,914	$2,973,674	$2,892,093	$2,963,547	$2,881,272	$3,012,914	$2,881,272
Adjustments:
PPP loans	(58,337)	(58,948)	—	—	—	(58,337)	—
Loans, excluding PPP loans	$2,954,577	$2,914,726	$2,892,093	$2,963,547	$2,881,272	$2,954,577	$2,881,272

Allowance for loan losses to loans	0.89%	0.82%	0.79%	0.74%	0.75%	0.89%	0.75%
Effect of PPP loans	0.02%	0.02%	0.00%	0.00%	0.00%	0.02%	0.00%
Allowance for loan losses to loans, excluding PPP loans	0.91%	0.84%	0.79%	0.74%	0.75%	0.91%	0.75%
1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	September 30, 2020	September 30, 2019
Income before income taxes - GAAP	$9,806	$3,664	$6,282	$7,698	$6,775	$19,752	$19,458
Adjustments:
Write-down of other real estate owned	2,065	—	—	—	—	2,065	—
Adjusted income before income taxes	$11,871	$3,664	$6,282	$7,698	$6,775	$21,817	$19,458

Income tax provision (benefit) - GAAP	$1,395	$(268)	$263	$602	$449	$1,390	$1,315
Adjustments:
Write-down of other real estate owned	434	—	—	—	—	434	—
Adjusted income tax provision (benefit)	$1,829	$(268)	$263	$602	$449	$1,824	$1,315

Net income - GAAP	$8,411	$3,932	$6,019	$7,096	$6,326	$18,362	$18,143
Adjustments:
Write-down of other real estate owned	1,631	—	—	—	—	1,631	—
Adjusted net income	$10,042	$3,932	$6,019	$7,096	$6,326	$19,993	$18,143

Diluted average common shared outstanding	9,773,224	9,768,227	9,750,528	9,843,829	9,980,612	9,827,182	10,116,507

Diluted earnings per share - GAAP	$0.86	$0.40	$0.62	$0.72	$0.63	$1.87	$1.79
Adjustments:
Effect of write-down of other real estate owned	0.17	—	—	—	—	0.16	—
Adjusted diluted earnings per share	$1.03	$0.40	$0.62	$0.72	$0.63	$2.03	$1.79

Return on average assets	0.78%	0.37%	0.59%	0.69%	0.63%	0.58%	0.64%
Effect of write-down of other real estate owned	0.15%	0.00%	0.00%	0.00%	0.00%	0.05%	0.00%
Adjusted return on average assets	0.93%	0.37%	0.59%	0.69%	0.63%	0.63%	0.64%

Return on average shareholders' equity	10.67%	5.15%	7.78%	9.46%	8.40%	7.90%	8.20%
Effect of write-down of other real estate owned	2.07%	0.00%	0.00%	0.00%	0.00%	0.70%	0.00%
Adjusted return on average shareholders’ equity	12.74%	5.15%	7.78%	9.46%	8.40%	8.60%	8.20%

Return on average tangible common equity	10.83%	5.23%	7.90%	9.61%	8.53%	8.02%	8.33%
Effect of write-down of other real estate owned	2.10%	0.00%			0.00%	0.71%	0.00%
Adjusted return on average tangible common equity	12.93%	5.23%	7.90%	9.61%	8.53%	8.73%	8.33%

Effective income tax rate	14.2%	(7.3)%	4.2%	7.8%	6.6%	7.0%	6.8%
Effect of write-down of other real estate owned	1.2%	0.0%	0.0%	0.0%	0.0%	1.4%	0.0%
Adjusted effective income tax rate	15.4%	(7.3)%	4.2%	7.8%	6.6%	8.4%	6.8%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At September 30, 2020 and December 31, 2019, the Company had interest rate swaps with notional amounts of $298.2 million and $725.6 million, respectively. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2020 and December 31, 2019, the Company had commitments to sell residential real estate loans of $118.0 million and $115.0 million, respectively. These contracts mature in less than one year. Refer to Note 14 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2020, assuming parallel shifts in interest rates and a static balance sheet:

	% Change from Base Case for Parallel Changes in Rates
	-50 Basis Points	-25 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	(0.84)%	0.85%	(1.50)%	(4.95)%
NII - Year 2	10.90%	13.43%	8.33%	2.64%
EVE	(1.58)%	(0.21)%	(0.64)%	(8.17)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2020 (“Second Quarter 2020 Form 10-Q”), except as described below. The risk factor set forth below updates, and should be read together with, the risk factors described in our 2019 Form 10-K. In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K, any of which could materially affect our business, financial condition and results of operations.
The COVID-19 pandemic has resulted in deterioration of general business and economic conditions and continued to impact us, our customers, counterparties, employees, and third-party service providers. The ultimate magnitude and duration of the pandemic is still unknown at this time and, therefore, the extent of the impact on our business, financial position, results of operations, liquidity and prospects remains uncertain.

    Global health concerns related to the ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have had a significant negative impact on the macroeconomic environment and market conditions, including significant disruption of, and volatility in, financial markets, and the pandemic has significantly increased economic uncertainty, reduced economic activity and resulted in lost revenues and increased unemployment throughout the United States, but also specifically in Indiana, where we maintain a significant portion of our operations. Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The continuing effects of the COVID-19 pandemic, or any other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations in the areas in which we operate. While the spread of the COVID-19 virus has minimally impacted our operations as of September 30, 2020, we could experience temporary closures of our corporate offices and/or suspension of certain services in particular markets. Currently, it is unknown how long the COVID-19 pandemic will last, or when restrictions on individuals and businesses across the country will be fully lifted. Additionally, new information may emerge regarding the severity or spread of COVID-19 and additional actions may be taken by federal, state and local governments to contain COVID-19 or treat its impact. Should there be sustained disruption in our operations, or that of our customers, our financial condition and results of operations could be negatively impacted.
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
4.1
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 30, 2016)
Incorporated by Reference
4.2
Third Supplemental Indenture, dated as of October 26, 2020, between First Internet Bancorp and U.S. Bank National Association, as trustee (including form of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030) (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed October 26, 2020)
Incorporated by Reference
10.1
Form of Subordinated Note Purchase Agreement, dated as of October 26, 2020, between First Internet Bancorp and the purchaser thereunder (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 26, 2020)
Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

11/5/2020	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

11/5/2020	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)