Form 10-K
period 2020-12-31
First Internet Bancorp
filed 2021-03-15
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11201 USA Parkway
Fishers, Indiana	46037
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2026	INBKL	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $152.5 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 5, 2021, the registrant had 9,823,231 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would,” or other similar expressions. Such statements are subject to certain risks and uncertainties including: the effects of the COVID-19 global pandemic and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”) and healthcare finance loans, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
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

General

    First Internet Bancorp is a bank holding company with $4.2 billion in total assets as of December 31, 2020, that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana is the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp is incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

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

We offer a wide range of commercial, small business, consumer and municipal banking products and services. We conduct our consumer and small business deposit operations primarily through digital channels on a nationwide basis and have no traditional branch offices. Our residential mortgage products are offered nationwide primarily through a digital direct-to-consumer platform and are supplemented with Central Indiana-based mortgage and construction lending. Our consumer lending products are primarily originated on a nationwide basis through relationships with dealerships and financing partners.

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. Our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards to commercial borrowers located primarily in Central Indiana, Phoenix, Arizona and adjacent markets. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, and provides lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

Competition

The markets in which we compete to make loans and attract deposits are highly competitive.

For retail banking activities, we compete with other digital banks but we also compete with traditional banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of digital delivery for their retail banking services. For residential mortgage lending, we compete with other digital lenders but also compete with money center and superregional banks.

For our C&I lending activities, we compete with larger financial institutions operating in the Midwest and Southwest. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. For our public finance and healthcare finance activities, we compete nationally with superregional and regional banks. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders, including a large number of regional or community banks. These competitors have resources and/or lending limits that differ greatly from one another.

Human Capital Resources

As of December 31, 2020, we had 257 total employees, of which 255 were full-time employees. Throughout our history, team members have been our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives each individual brings to the organization.

At First Internet Bank, we encourage our employees to “Imagine More”. We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. We encourage community involvement and opportunities that support team members, both inside and outside the office. We may be a digital bank, but we strongly believe in the power of personal connection and collaboration.

We strive to foster an entrepreneurial spirit that creates an environment where all our colleagues thrive. We encourage innovation, collaboration and diversity among team members, partners and in the communities we serve. But as recent social events have demonstrated, we recognize the need to continually challenge ourselves to improve. To that end, First Internet Bank has engaged an outside firm to further enhance our Diversity, Equity and Inclusion efforts with regards to product offerings, as well as the recruitment, retention and promotion of our team members.

An important part of our culture has always been to encourage outreach. This year, team members again demonstrated their commitment to giving back to their communities, with volunteer efforts totaling thousands of hours serving on non-profit boards, distributing food to those in need and donating time to other charitable causes.

Supporting and developing our people is a foundational tenet. Our ability to attract the best talent from a diverse range of sources allows us to effectively serve the needs of our business and customers. Employees are empowered to grow professionally and personally through training opportunities and internal development programs that can lead to career advancement, with increased job satisfaction and engagement. This focus on employees is evident in the number of “best workplace” awards we have been honored with over the years.

The COVID-19 pandemic presented unforeseen challenges. We were proactive in responding by implementing our business continuity plan and new initiatives to maintain operations at the highest level, while serving our customers and supporting our employees.

Our response team introduced a number of initiatives, including new workplace safety guidelines, adjusting our banking center hours, reducing our onsite workforce and encouraging team members to work remotely if possible. Ongoing internal communications provided access to the latest COVID-19 information from the Centers for Disease Control, World Health Organization, as well as local, state and federal agencies. We continue to monitor and adjust our plans to optimize support for the organization. Fortunately, as a digital bank without branch locations to maintain, our business model has supported online, contactless transactions since our inception.

At First Internet Bank, we create new ideas. We explore new paths. Ultimately, we get better, individually and collectively.

Regulation and Supervision
FDIC-insured institutions, like the Bank, as well as their holding companies and affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and financial condition.

Federal and state banking laws impose a comprehensive system of supervision, regulation, and enforcement on the operations of FDIC-insured institutions, their holding companies, and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business; the kinds and amounts of investments the Company and Bank may make; required capital levels relative to assets; the nature and amount of collateral for loans; the ability to merge, consolidate, and acquire; dealings with the Company’s and Bank’s insiders and affiliates; and the Company’s payment of dividends.

In reaction to the global financial crisis, and particularly following the passage of Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010, the Company experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers (at the time, those with assets of $50.0 billion and greater), certain provisions of the law triggered at $10.0 billion in assets and the influence of other provisions filtered down in varying degrees to community banks over time, causing the Company’s compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was enacted to provide meaningful relief for banks and their holding companies that were not considered systemically important (defined by amendment to be those with assets under $100.0 billion). The Company believes that such reforms are favorable to its operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. Regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations, and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

Federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encouraging loan workouts; and providing credit under the Community Reinvestment Act (the “CRA”) for certain pandemic-related loans, investments, and public services. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the Paycheck Protection Program and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the COVID-19 Pandemic,” “- Non-TDR Loan Modifications due to COVID-19,” and “- U.S. Small Business Administration Paycheck Protection Program” for information on the CARES Act, the PPP and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves, and CRA, is contained in the relevant sections of this Regulation and Supervision discussion.

Regulatory Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords, known as “Basel” rules, adopted by the Basel Committee on Banking Supervision (the “BCBS”), a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be weighted (the theory being that riskier assets should require more capital) and that off-balance-sheet credit exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the BCBS, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and Bank are each subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but in requiring that forms of capital be of higher quality to absorb loss, it also introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus, retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios as follows:

•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7.0% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. Federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, rollover or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well capitalized, a banking organization must maintain:

•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8.0% or more;
•A ratio of Total Capital to total risk-weighted assets of 10.0% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5.0% or greater.

It is possible under the Basel III Rule to be well capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020, the Bank was not subject to a directive from the FDIC to increase its capital and was well capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well capitalized. The Company is also in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of an institution being “well capitalized” is part of a regulatory enforcement regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Holding Company Regulation

General. The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and, as such, is subject to regulation, supervision and examination by the Federal Reserve. Under the BHCA, the Company is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Bank as the Federal Reserve may require. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered, among other things, to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

Activities and Acquisitions. Under the BHCA, our activities are limited to businesses so closely related to banking or managing or controlling banks as to be a proper incident thereto, as determined by the Federal Reserve. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring or holding more than a 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company or (iii) merging or consolidating with another bank holding company.

We have not filed an election with the Federal Reserve to be treated as a “financial holding company,” a type of holding company that can engage in a wider range of nonbanking activities, such as certain insurance and securities-related activities, that are not permitted for a bank holding company.

Source of Strength. Under the Dodd-Frank Act, we are required to serve as a source of financial and managerial strength for the Bank and to commit resources to support it in circumstances where we might not otherwise do so, in the event of the financial distress of the Bank. This provision codified the longstanding policy of the Federal Reserve. In addition, any capital loans by a bank holding company to any of its depository subsidiaries are subordinate to the payment of deposits and to certain other indebtedness. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a depository subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Employee Incentive Compensation. Under regulatory guidance applying to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, banking organizations must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets (including the Company and the Bank). These proposed rules have not been finalized.

Regulation of Banks

General. The Bank is an Indiana-chartered bank formed pursuant to the Indiana Financial Institutions Act (the “IFIA”). As such, the Bank is regularly examined by and subject to regulations promulgated by the DFI and the FDIC as its primary federal bank regulator. The Bank is not a member of the Federal Reserve System.

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

Community Reinvestment Act. Under the CRA, as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations of the Bank, to assess the Bank’s record of meeting the credit needs of its entire community and to take that record into account in evaluating certain applications for regulatory approvals that we may file with the FDIC.

Due to its online-driven model and nationwide banking platform, the Bank has opted to operate under a CRA Strategic Plan, which sets forth certain guidelines the Bank must meet. The Strategic Plan submitted is expected to expire on December 31, 2023. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

In a joint statement responding to the COVID-19 pandemic, bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured institutions, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2020.

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

Dividends. The ability of the Company to make capital distributions, including paying dividends and repurchasing shares, depends upon our receipt of dividends from the Bank. The ability of the Bank to pay dividends is limited by state and federal laws and regulations, including the requirement for the Bank to obtain the prior approval of the DFI before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The ability of the Bank to pay dividends is further affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and it is generally prohibited from paying any dividends if, following payment thereof, it would be undercapitalized. Notwithstanding the availability of funds for dividends, the FDIC and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

Insurance of Deposit Accounts. The Bank is a member of the DIF, which is administered by the FDIC. All deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000 per depositor.

The FDIA, as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits. In March 2016, the FDIC issued a final rule to increase the statutory minimum designated reserve ratio (the “DRR”) from 1.15% to 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The FDIC’s rules reduced assessment rates on all FDIC-insured financial institutions but imposed a surcharge on banks with assets of $10 billion or more until the DRR reached 1.35% and provided assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The DRR reached 1.36% as of September 30, 2018, exceeding the statutory required minimum DRR of 1.35%. As a result, the FDIC provided assessment credits to banks, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the DRR between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the DRR then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, primarily resulting from the COVID-19 pandemic. Notwithstanding the decrease in the DRR to 1.30%, the FDIC determined not to cease the small bank credits and waived the requirement that the DRR be at least 1.35% for full remittance of the remaining assessment credits. The FDIC refunded all small bank credits as of September 30, 2020. The FDIC’s rules also changed the methodology used to determine risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

FDIC insurance expense, including assessments relating to Financing Corporation (FICO) bonds, totaled $1.8 million for 2020, which included a $0.6 million small bank assessment credit.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2020 of $25.7 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In 2008, the Federal Reserve Banks began paying interest on reserve balances. Currently, reserves must be maintained against transaction accounts. Reserve requirements are subject to annual adjustment by the Federal Reserve and, for 2020, the Federal Reserve had determined that reserves would be required in amounts equal to 3% on transaction account balances over $16.9 million and up to and including $127.5 million, plus 10% on the excess over $127.5 million. However, in March 2020, the Federal Reserve announced that the banking system had ample reserves and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. This action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.
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

In January 2021, the Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB as an independent agency within the Board of Governors of the Federal Reserve System. The CFPB has the exclusive authority to administer, enforce, and otherwise implement federal consumer financial laws, which includes the power to make rules, issue orders, and issue guidance governing the provision of consumer financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The CFPB has exclusive federal consumer law supervisory authority and primary enforcement authority over insured depository institutions with assets totaling over $10 billion. Authority for institutions with $10 billion or less rests with the prudential regulator, and in the case of the Bank lies with the FDIC.

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

Customer Information Security. The federal banking agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if misuse of this information is “reasonably possible.”

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

A number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, financial information and other information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (“CCPA”), which was signed into law on June 28, 2018 and took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. A second law called the California

Privacy Rights Act (“CPRA”) passed via a ballot referendum in November 2020. The CPRA expands the scope of the CCPA, imposes new restrictions on behavioral advertising and establishes a new California Privacy Protection Agency which will enforce the law and issue regulations. Other states have considered and/or enacted similar privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business.
Cybersecurity. In 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing digital-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

In support of our digital banking platform, we rely heavily on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. In addition, we employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures.

We continually strive to enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. We regularly conduct cybersecurity risk assessments, regularly engage with the Board or appropriate committees on cybersecurity matters, routinely update our incident response plans based on emerging threats, periodically practice implementation of incident response plans across applicable departments and train officers and employees to detect and report suspicious activity. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet and digital banking and other technology-based products and services, by us and our consumers.

Available Information

Our Internet address is www.firstinternetbancorp.com. We post important information for investors on our website and use this website as a means for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

•our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC;

•announcements of investor conferences and events at which our executives talk about our products and competitive strategies. Archives of some of these events are also available;

•press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;

•corporate governance information, including our Corporate Governance Principles, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and other governance-related policies;

•shareholder services information, including ways to contact our transfer agent; and

•opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

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

Business, Strategic, and Reputational Risks

The COVID-19 pandemic, or other such epidemic, pandemic or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations, could adversely affect our business operations, asset valuations, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 pandemic, or outbreak of another highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The spread of the COVID-19 virus had an impact on our operations during fiscal year 2020, and we expect that the virus will continue to have an impact on our business, financial condition and results of operations and those of our customers during 2021. The COVID-19 pandemic has caused changes in the behavior of customers, businesses and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to our operations is likely to negatively impact our financial condition and results of operations. Notwithstanding our contingency and business continuity plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of our personnel who are necessary to conduct our business operations, as well as potentially impact the business and operations of our third party service providers who perform critical services for us. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, we could experience a material adverse effect on our business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of allowance for loan losses, income taxes, valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives, loans held-for-sale and other real estate owned.

The COVID-19 pandemic has also significantly affected the financial markets and has resulted in a number of Federal Reserve actions, which have resulted in a significant decline in market interest rates. Most of our assets and liabilities are financial in nature and are sensitive to movements in market interest rates. A prolonged period of volatile and unstable market conditions will impact both the level of income and expense recorded on our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have an adverse effect on our net interest income, net interest margin and profitability.

A failure of, or interruption in, the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Although we have built a level of redundancy into our information technology infrastructure and update our business continuity plan annually, any failure or interruption of our information systems, or the third-party information systems on which we rely, as a result of inadequate or failed processes or systems, human errors or external events, could adversely affect our digital-based operations and slow or temporarily halt the processing of applications, loan servicing, deposit-related transactions, and our general banking operations. In addition, our communication and information systems may present security risks and could be susceptible to hacking or other unauthorized access. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Weakness in the economy may materially adversely affect our business and results of operations.

Any economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Significant external events could adversely affect our business and results of operations.

In addition to the COVID-19 pandemic, we could experience other external events such as severe weather, natural disasters, acts of war or terrorism or other widespread public health issues or continued circumstances that could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to external events affecting the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective in mitigating the adverse impacts of any significant external event. The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.

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

We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by commercial and residential real estate.

At December 31, 2020, approximately 41.2% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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

Credit Risks

Our commercial loan portfolio exposes us to higher credit risks than residential real estate loans, including risks relating to the success of the underlying business and conditions in the market or the economy and concentrations in our commercial loan portfolio.

We have grown our CRE, healthcare finance and small business lending loan portfolios. At December 31, 2020, CRE loans amounted to $1.2 billion, or 38.1% of total loans, healthcare finance loans amounted to $528.2 million, or 17.3% of total loans and small business lending loans amounted to $125.6 million, or 4.1% of total loans. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance and small business loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

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

A new accounting standard adopted by FASB, referred to as Current Expected Credit Loss, or (“CECL”), will require financial institutions, like the Bank, to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan and lease losses beginning with our fiscal year ending December 31, 2023. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. CECL will represent a significant change in methodology and may greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan and lease losses. We are in the process of evaluating the impact of the adoption of this guidance on our financial statements. However, the allowance for loan and lease losses may increase upon the adoption of CECL and any such increased allowance level would decrease shareholders' equity and the Company's and Bank's regulatory capital ratios.

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

Our active participation in the PPP, or in other relief programs, may expose us to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, we have participated in the PPP as a lender. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. As of December 31, 2020, we had originated 447 loans with balances in excess of $50 million to new and existing customers through the PPP. Our participation in the PPP, and participation in any other relief programs now or in the future, including those under the CARES Act, exposes us to certain credit, compliance, and other risks.

Among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately in order to qualify for forgiveness under the program, we have a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short time period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk that the SBA or another governmental entity could conclude there is a deficiency in the manner in which we originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from us.
Since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our reputation, business, financial condition and results of operations.

In addition, we may be subject to regulatory scrutiny regarding our processing of PPP applications or our origination or servicing of PPP loans. While the SBA has said that in many instances, banks may rely on the certifications of borrowers regarding their eligibility for PPP loans, we have several obligations under the PPP, and if the SBA found that we did not meet those obligations, the remedies the SBA may seek against us, while unknown, may include not guarantying the PPP loans resulting in credit exposure to borrowers who may be unable to repay their loans. The PPP program may also attract significant interest from federal and state enforcement authorities, oversight agencies, regulators, and Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing our participation in the PPP.

Market, Interest Rate, and Liquidity Risks

The market value of some of our investments could decline and adversely affect our financial position.

As of December 31, 2020, we had a net unrealized pre-tax holding gain of approximately $0.6 million on our $497.6 million available-for-sale investment securities portfolio. In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether the decline represented an other-than-temporary impairment, in which case we would be required to record a write-down of the investment and a corresponding charge to our earnings.

An increase in interest rates, or a phase-out or replacement of London Inter-bank Offered Rate (“LIBOR”) with a benchmark rate that is higher or more volatile than the LIBOR rate, could increase our cost of borrowing and could adversely impact our business, financial condition and results of operations.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”), which regulates LIBOR, announced that the Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the ICE Benchmark Administration Limited (together with any successor, “IBA”). In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New

York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”). In November 2020, the IBA announced a proposal that the cessation date for the submission and publication of certain tenors of U.S. dollar denominated LIBOR (including one-, three-, six- and twelve-month LIBOR) be extended to June 30, 2023. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement, and it remains uncertain if LIBOR in applicable tenors and applicable currencies will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. Further, other central banks have convened working groups to determine replacements or reforms of other interest rate benchmarks, such as EURIBOR, and it is expected, although not known, that a transition away from the use of certain of these other interest rate benchmarks will occur over the course of the next few years and alternative reference rates (such as the euro short-term rate (€STR)) will be established or gain market acceptance. At this time, it is not possible to predict the effect of the Authority’s announcement or other regulatory changes or announcements, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States, or elsewhere. The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s business, financial condition or results of operations.

Additionally, the floating rate features of our outstanding 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) are based on LIBOR. In anticipation of LIBOR’s phase out, the terms of our 2029 Notes provide for a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be determined by the Company or an independent financial advisor appointed by the Company, as applicable, in each case in accordance with terms of the 2029 Notes. Our 2026 Notes do not currently provide for a benchmark replacement rate for LIBOR. There can be no assurance that any replacement benchmark rate for our 2029 Notes or 2026 Notes will be determined or agreed upon, as applicable, before experiencing adverse effects due to changes in interest rates, if at all. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur. Accordingly, the potential effect of the phase-out, replacement or unavailability of LIBOR, or the unavailability of any other interest rate benchmark such as EURIBOR, on our cost of capital cannot yet be determined. Further, the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

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

In recent years, we have raised additional capital in the public debt and equity markets to finance our growth strategies. Our ability to raise future capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.

Operational Risks

Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.

The Bank conducts its deposit gathering activities and a significant portion of its residential mortgage lending activities through digital channels. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business and lead to unauthorized disclosure of customers’ personal information, theft or misuse of confidential or proprietary information, damage to our reputation, and increases in our costs or financial losses.

We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As customer, public and regulatory expectations regarding data privacy and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger-scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business.

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of digital technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our customers may use smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, like other companies, we and our vendors face a wide range of ongoing cyber threats that include phishing emails and social engineering schemes, ransomware threats, and criminal re-use of credentials sold on the dark web. Therefore, there can be no assurance that we will not suffer such material losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, company data, networks, and customer information from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services, could result in client attrition, regulatory fines, penalties or intervention, breach investigation and notification expenses, reputational damage, claims or litigation, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our business, financial condition and results of operations.

Legal and Regulatory Risks

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

In 2013, the FDIC and the Federal Reserve substantially amended the regulatory risk-based capital rules applicable to the Company and the Bank by implementing the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule included new minimum risk-based capital and leverage ratios, which became effective for the Company and the Bank in 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules were fully phased in on January 1, 2019 and require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and (iv) a minimum Leverage Ratio of 4.0%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be used for such actions.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

As of December 31, 2020, the Company owned 12.37 acres located at 11201 USA Parkway, in Fishers, Indiana, including a building containing approximately 52,000 square feet of office space in which the principal executive offices of the Company and the Bank are housed.

The Bank has leased from the Company substantially all of the office space at that location.

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. The principal balance of the loan was $3.0 million as of December 31, 2020 and its payment terms are interest only through the current scheduled maturity date of April 1, 2022. Refer to Note 5 to the Company's consolidated financial statements for additional discussion of the terms of this loan.
Subsequent to the end of fiscal 2020, on February 16, 2021, the Company entered into an agreement to sell this property and certain equipment currently located in the building to a third party. The sale price is $8.9 million in cash payable in full at closing. The closing remains subject to customary conditions. At December 31, 2020 the net book value of the land, building and improvements was $5.4 million. We expect to use a portion of the proceeds from the sale to pay off the loan from the Bank described above. As a part of the sale agreement, the buyer has agreed to lease the office building back to the Company through December 31, 2021, with an option to extend up to 90 days beyond that date. The Bank is expected to continue to sublease substantially all of the office space for the duration of the leaseback arrangement.
The Bank's subsidiary, SPF15, Inc., owns several parcels consisting of 2.4 acres located in Fishers, Indiana. Site demolition was completed in early 2020 and construction of a multi-use development, to include the future headquarters of the Company and the Bank is ongoing. Development of the site is estimated to be substantially complete in the fourth quarter 2021.
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

As of March 5, 2021, the Company had 9,823,231 shares of common stock issued and outstanding, and there were 113 holders of record of common stock.

Dividends

The Company began paying regular quarterly cash dividends in 2013. Total dividends declared in 2020 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

Because the Company is a holding company and does not engage directly in business activities of a material nature, its ability to pay dividends to shareholders may depend, in large part, upon the receipt of distributions from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future ability of the Bank to distribute funds to the Company are subject to the discretion of the Board of the Directors of the Bank and the Bank is not obligated to pay any distributions to the Company.

Item 6.    Selected Financial Data

Selected Financial Data for this Item is not required. Information regarding the Company’s financial condition, results of operations and ratios can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2020 and 2019. Discussion, analysis and comparisons of the years ended December 31, 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Impact of the COVID-19 Pandemic

The year 2020 was characterized by continued uncertainty as the coronavirus (“COVID-19”) pandemic persisted globally, resulting in high unemployment and market volatility. However, federal, state and local governments have taken steps to reopen and stimulate economies, evidenced by improving economic indicators as the fourth quarter 2020 progressed. While the effects of COVID-19 did have an impact on our operating results as of December 31, 2020, we believe the impact was consistent with the effects of COVID-19 on the overall banking industry. The low interest rate environment following Federal Reserve rate cuts in the first quarter 2020 had a negative impact on our variable rate assets throughout 2020. However, the low interest rate environment has also allowed us to reprice our interest-bearing deposits at lower rates, which provided a benefit to net interest income in 2020. The benefit from lower deposit pricing is expected to continue into 2021. Additionally, the low interest rate environment has driven residential mortgage rates to historically low levels, which has resulted in increased mortgage originations and has benefited our residential mortgage business.

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

As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. Beginning in the first quarter 2020, we offered loan payment deferral programs for clients affected by COVID-19. Loan balances on payment deferral programs peaked in late May 2020 but as of December 31, 2020, less than 1% of loan balances were in deferral status and all borrowers coming off deferrals had resumed normal payment schedules. Despite the challenging environment, we have continued to prudently extend credit to both commercial and consumer clients.

Results of Operations

During the twelve months ended December 31, 2020, net income was $29.5 million, or $2.99 per diluted share, compared to net income of $25.2 million, or $2.51 per diluted share, for the twelve months ended December 31, 2019 and net income of $21.9 million, or $2.30 per diluted share, for the twelve months ended December 31, 2018.

The $4.2 million increase in net income for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 was due primarily to a $19.5 million increase in noninterest income and a $1.6 million increase in net interest income, but was partially offset by an $11.0 million increase in noninterest expense, a $3.4 million increase in provision for loan losses and a $2.5 million increase in income tax expense.

The increase in net income of $3.3 million for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018 was due primarily to a $8.0 million increase in noninterest income, a $0.7 million increase in net interest income and a $0.1 million decrease in income tax expense, but was partially offset by a $3.5 million increase in noninterest expense and $2.1 million increase in provision for loan losses.

During the twelve months ended December 31, 2020, return on average assets was 0.69%, compared to 0.65% for the twelve months ended December 31, 2019. During the twelve months ended December 31, 2020, return on average shareholders’ equity was 9.39%, compared to 8.52% for the twelve months ended December 31, 2019. Additionally, for the twelve months ended December 31, 2020, return on average tangible common equity was 9.53% compared to 8.65% for the twelve months ended December 31, 2019. These profitability ratios improved during 2020 as net income growth of 16.7% outpaced total average balance sheet growth of 9.6%, as well as average shareholders' equity growth of 5.9% and average tangible common equity growth of 6.0%. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

	Twelve Months Ended
	December 31, 2020			December 31, 2019			December 31, 2018
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,025,989	$120,628	3.99%	$2,894,174	$122,228	4.22%	$2,382,504	$99,082	4.16%
Securities - taxable	530,849	11,123	2.10%	462,704	13,807	2.98%	391,958	10,630	2.71%
Securities - non-taxable	95,173	1,728	1.82%	97,613	2,595	2.66%	94,072	2,810	2.99%
Other earning assets	523,788	3,380	0.65%	355,412	8,784	2.47%	116,074	2,945	2.54%
Total interest-earning assets	4,175,799	136,859	3.28%	3,809,903	147,414	3.87%	2,984,608	115,467	3.87%

Allowance for loan losses	(24,660)			(19,891)			(16,097)
Noninterest earning-assets	112,659			100,696			86,713
Total assets	$4,263,798			$3,890,708			$3,055,224

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$145,207	$840	0.58%	$118,874	$882	0.74%	$90,229	$583	0.65%
Savings accounts	40,593	303	0.75%	35,751	398	1.11%	51,333	585	1.14%
Money market accounts	1,156,084	11,381	0.98%	637,360	12,661	1.99%	544,802	8,803	1.62%
Certificates and brokered deposits	1,882,773	43,452	2.31%	2,146,637	55,372	2.58%	1,585,673	32,513	2.05%
Total interest-bearing deposits	3,224,657	55,976	1.74%	2,938,622	69,313	2.36%	2,272,037	42,484	1.87%
Other borrowed funds	586,372	16,342	2.79%	564,757	15,134	2.68%	468,411	10,716	2.29%
Total interest-bearing liabilities	3,811,029	72,318	1.90%	3,503,379	84,447	2.41%	2,740,448	53,200	1.94%
Noninterest-bearing deposits	74,277			44,682			45,562
Other noninterest-bearing liabilities	64,729			46,265			9,798
Total liabilities	3,950,035			3,594,326			2,795,808

Shareholders' equity	313,763			296,382			259,416
Total liabilities and shareholders' equity	$4,263,798			$3,890,708			$3,055,224

Net interest income		$64,541			$62,967			$62,267

Interest rate spread[1]			1.38%			1.46%			1.93%
Net interest margin[2]			1.55%			1.65%			2.09%
Net interest margin - FTE[3]			1.68%			1.82%			2.25%

1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets
3 On a fully-taxable equivalent ("FTE") basis assuming a 21% tax rate. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2020 vs. December 31, 2019 Due to Changes in			Twelve Months Ended December 31, 2019 vs. December 31, 2018 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$5,333	$(6,933)	$(1,600)	$21,689	$1,457	$23,146
Securities – taxable	1,817	(4,501)	(2,684)	2,047	1,130	3,177
Securities – non-taxable	(64)	(803)	(867)	103	(318)	(215)
Other earning assets	2,948	(8,352)	(5,404)	5,922	(83)	5,839
Total	10,034	(20,589)	(10,555)	29,761	2,186	31,947

Interest expense
Interest-bearing deposits	6,245	(19,582)	(13,337)	14,172	12,657	26,829
Other borrowed funds	583	625	1,208	2,417	2,001	4,418
Total	6,828	(18,957)	(12,129)	16,589	14,658	31,247

Increase (decrease) in net interest income	$3,206	$(1,632)	$1,574	$13,172	$(12,472)	$700

2020 v. 2019

Net interest income for the twelve months ended December 31, 2020 was $64.5 million, an increase of $1.6 million, or 2.5%, compared to $63.0 million for the twelve months ended December 31, 2019. The increase in net interest income was the result of a $12.1 million, or 14.4%, decrease in total interest expense to $72.3 million for the twelve months ended December 31, 2020 compared to $84.4 million for the twelve months ended December 31, 2019. This decrease in total interest expense was partially offset by a $10.6 million, or 7.2%, decrease in total interest income to $136.9 million for the twelve months ended December 31, 2020 compared to $147.4 million for the twelve months ended December 31, 2019.

    The decrease in total interest expense was driven primarily by a decrease in interest expense related to certificates and brokered deposits and money market accounts. Interest expense on certificates and brokered deposits decreased $11.9 million, or 21.5%, due to a decline of 27 bps in the cost of these deposits as well as a $263.9 million, or 12.3%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $1.3 million, or 10.1%, was driven by a decline of 101 bps in the cost of these deposits, partially offset by an increase of $518.7 million, or 81.4%, in the average balance of these deposits. Money market balances increased throughout 2020 due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19.
The decrease in total interest income was due primarily to a decrease in interest earned on loans, including loans held-for-sale, other earning assets and securities. Interest income earned on other earning assets decreased $5.4 million, or 61.5%, due to a decline of 182 bps in the yield earned on these assets, partially offset by an increase of $168.4 million, or 47.4%, in the average balance of other earning assets. The increase in the average balance of other earning assets was due to higher cash balances driven by growth in the average balance of deposits. Interest income earned on securities decreased $3.6 million, or 21.6%, due to a decline of 87 bps in the yield earned on securities, partially offset by an increase of $65.7 million, or 11.7%, in the average balance of securities. The increase in average securities balances was due to deployment of liquidity driven by deposit growth. Interest income earned on loans, including loans held-for-sale, decreased by $1.6 million as the yield on the loan portfolio decreased by 23 bps, but was partially offset by an increase of $131.8 million, or 4.6%, in the average balance of loans. The increase in average loan balances was due to growth in the healthcare finance portfolio, small business lending portfolio (which included loans acquired from First Colorado National Bank in late 2019, as well as loans originated through the Paycheck Protection Program ("PPP")) and increased construction lending, but was partially offset by decreases in the residential mortgage, public finance and single tenant lease financing portfolios.

Net interest margin was 1.55% for the twelve months ended December 31, 2020 compared to 1.65% for the twelve months ended December 31, 2019. The decrease in net interest margin was due primarily to a 59 bp decrease in the yield earned on interest-earning assets, but was partially offset by a 51 bp decrease in the cost of interest-bearing liabilities. The decline in the yield earned on interest-earning assets and the decline in the cost of interest-bearing liabilities was due primarily to the continued decrease in market interest rates from the year-ago period. Interest rates began declining during 2019 and declined significantly in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. During this time, variable rate assets tied to market interest rates repriced faster than deposits. However, as the pace of short-term market interest rate declines slowed over the course of 2020, the Company believes that yields on interest-earning assets have largely stabilized. Furthermore, the Company has approximately $917.0 million of certificates and brokered deposits with a weighted average cost of 1.87% that mature over the next twelve months. As the weighted average of cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline in 2021.

Noninterest Income

The following table presents noninterest income for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Service charges and fees	$824	$885	$934	$888	$818
Loan servicing revenue	1,159	166	—	—	—
Loan servicing asset revaluation	(432)	—	—	—	—
Mortgage banking activities	24,693	11,541	5,718	7,836	12,398
Gain on sale of loans	8,298	2,074	503	395	—
Gain (loss) on sale of securities	139	(458)	—	(8)	—
Other	1,655	2,581	1,605	1,430	861
Total noninterest income	$36,336	$16,789	$8,760	$10,541	$14,077

2020 v. 2019

During the twelve months ended December 31, 2020, noninterest income totaled $36.3 million, representing an increase of $19.5 million, or 116.4%, compared to $16.8 million for the twelve months ended December 31, 2019. The increase in noninterest income was driven primarily by an increase in revenue from mortgage banking activities, gain on sale of loans, loan servicing revenue and gain on sale of securities, which were partially offset by lower other income and loan servicing asset revaluation. The increase in mortgage banking revenue was due mainly to an increase in loan origination volume, driven by historically low mortgage interest rates, and higher gain-on-sale margins. The increase in gain on sale of loans was due to gains of $6.8 million being recognized on sales of SBA 7(a) guaranteed loans and sales of portfolio loans with book values totaling $224.1 million that resulted in a gain of $1.5 million during the twelve months ended December 31, 2020, compared to the Company recognizing gains of $1.7 million on the sale of SBA 7(a) guaranteed loans and selling portfolio loans with book values of $264.7 million that resulted in a net gain of $0.4 million during the twelve months ended December 31, 2019. The Company recognized $0.7 million of loan servicing revenue, net of the loan servicing asset revaluation, in 2020, in connection with its SBA 7(a) servicing portfolio, which includes the portfolio acquired in the fourth quarter 2019 as well as loans originated by the Company in 2020. The increase in gain on sale of securities was due to a gain of $0.1 million being recorded during the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 when the Company sold lower-yielding mortgage-backed and U.S. Government Agency securities that resulted in a loss of $0.5 million. The decrease in other noninterest income was mainly the result of income recognized in the prior year associated with the sale of the Company’s Visa Class B shares at a gain of $0.5 million and $0.4 million of income related to the Company’s temporary ownership of the land associated with its future corporate headquarters. Refer to Note 16 to the Company's consolidated financial statements for additional information about the Company’s new headquarters.

Noninterest Expense

The following table presents noninterest expense for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Salaries and employee benefits	$34,231	$27,014	$23,174	$21,164	$17,387
Marketing, advertising and promotion	1,654	1,800	2,468	2,393	1,823
Consulting and professional services	3,511	3,669	3,055	3,091	3,143
Data processing	1,528	1,338	1,233	971	1,127
Loan expenses	2,036	1,142	942	1,027	891
Premises and equipment	6,396	6,059	4,996	4,183	3,699
Deposit insurance premium	1,810	1,903	1,956	1,410	1,159
Write-down of other real estate owned	2,065	—	2,423	—	—
Other	4,423	3,709	2,936	2,484	2,222
Total noninterest expense	$57,654	$46,634	$43,183	$36,723	$31,451

2020 v. 2019

Noninterest expense for the twelve months ended December 31, 2020 was $57.7 million, compared to $46.6 million for the twelve months ended December 31, 2019. The increase of $11.0 million, or 23.6%, compared to the twelve months ended December 31, 2019 was due primarily to a $7.2 million increase in salaries and employee benefits, a $2.1 million write-down of a legacy commercial OREO property, a $0.9 million increase in loan expenses, a $0.7 million increase in other expenses and a $0.3 million increase in premises and equipment. The increase in salaries and employee benefits was primarily the result of personnel growth, mostly associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in loan expenses was driven primarily by costs associated with nonperforming loans. The increase in other expenses was due primarily to a $0.3 million charitable contribution the Company made to assist small businesses and nonprofits address the economic challenges of the COVID-19 pandemic, as well as various other miscellaneous expenses, none of which were individually significant. The increase in premises and equipment was due primarily to higher software expense.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the five most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Statutory rate times pre-tax income	$7,119	$5,703	$5,030	$8,025	$6,115
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,464)	(4,881)	(3,833)	(2,512)	(635)
State income taxes, net of federal tax effect	1,765	1,285	1,164	693	567
Bank-owned life insurance	(200)	(198)	(200)	(318)	(159)
Net deferred tax asset revaluation	—	—	—	1,846	—
Tax credits	(178)	(181)	(180)	—	—
Other differences	403	189	71	(32)	23
Income tax expense	$4,445	$1,917	$2,052	$7,702	$5,911

2020 v. 2019

The Company recognized income tax expense of $4.4 million in 2020, resulting in an effective tax rate of 13.1%, compared to $1.9 million and an effective tax rate of 7.1% in 2019. The Company's federal statutory tax rate was 21% in 2020 and 2019. In both 2020 and 2019, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. The increase in the effective tax rate and income tax expense was primarily due to the increase in pre-tax earnings driven by a higher proportion of taxable revenue, including higher mortgage banking revenue and gain on sale of loans.

Financial Condition

The following table presents summary balance sheet data as of the end of the last five years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
Total assets	$4,246,156	$4,100,083	$3,541,692	$2,767,687	$1,854,335
Loans	3,059,231	2,963,547	2,716,228	2,091,193	1,250,789
Total securities	565,851	602,730	504,095	492,484	473,371
Loans held-for-sale	39,584	56,097	18,328	51,407	27,101
Noninterest-bearing deposits	96,753	57,115	43,301	44,686	31,166
Interest-bearing deposits	3,174,132	3,096,848	2,628,050	2,040,255	1,431,701
Total deposits	3,270,885	3,153,963	2,671,351	2,084,941	1,462,867
Advances from Federal Home Loan Bank	514,916	514,910	525,153	410,176	189,981
Total shareholders' equity	330,944	304,913	288,735	224,127	153,942

Total assets increased $146.1 million, or 3.6%, to $4.2 billion as of December 31, 2020 as compared to $4.1 billion as of December 31, 2019. Balance sheet growth was driven primarily by an increase in deposits of $116.9 million, or 3.7%. Additionally, the increase in deposits was used to fund loan growth as loan balances increased $95.7 million, or 3.2%. As deposit growth outpaced loan growth, balance sheet liquidity increased as the combined balance of cash and securities increased $55.6 million, or 6.0%, and the percentage of loans declined modestly to 93.5% as of December 31, 2020 from 94.0% as of December 31, 2019.

As of December 31, 2020, total shareholders’ equity was $330.9 million, an increase of $26.0 million, or 8.5%, compared to December 31, 2019, due primarily to the net income earned during the year, partially offset by the increase in accumulated other comprehensive loss. Tangible common equity totaled $326.3 million as of December 31, 2020, representing an increase of $26.0 million, or 8.7%, compared to December 31, 2019. As the growth in both total shareholders’ equity and tangible common equity outpaced growth of 3.6% in both total assets and tangible assets, the ratio of total shareholders’ equity to total assets increased to 7.79% as of December 31, 2020 from 7.44% as of December 31, 2019 and the ratio of tangible common equity to tangible assets increased to 7.69% as of December 31, 2010 from 7.33% as of December 31, 2019.

Book value per common share increased 7.9% to $33.77 as of December 30, 2020 from $31.30 as of December 31, 2019. Tangible book value per share increased 8.0% to $33.29 as of December 31, 2020 from $30.82 as of December 31, 2019. The growth in both book value per common share and tangible book value per share reflects the growth in total shareholders’ equity and tangible common equity while total common shares outstanding increased slightly year-over-year, or 0.6%. Refer to the "Reconciliation of Non-GAAP Financial Measures" section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table provides information regarding the Company’s loan portfolio as of the end of the last five years.

	December 31,
(dollars in thousands)	2020			2019		2018		2017		2016
Commercial loans
Commercial and industrial	$75,387	2.5%		$96,420	3.3%	$107,405	4.0%	$121,966	5.8%	$101,326	8.1%
Owner-occupied commercial real estate	89,785	2.9%		86,726	2.9%	77,569	2.9%	71,872	3.4%	55,637	4.4%
Investor commercial real estate	13,902	0.5%		12,567	0.4%	5,391	0.2%	7,273	0.4%	13,181	1.0%
Construction	110,385	3.6%		60,274	2.0%	39,916	1.5%	49,213	2.4%	53,291	4.3%
Single tenant lease financing	950,172	31.1%		995,879	33.6%	919,440	33.8%	803,299	38.5%	606,568	48.5%
Public finance	622,257	20.3%		687,094	23.2%	706,342	26.0%	438,341	21.0%	—	0.0%
Healthcare finance	528,154	17.3%		300,612	10.1%	117,007	4.4%	31,573	1.5%	—	0.0%
Small business lending	125,589	4.1%		46,945	1.6%	17,370	0.5%	4,870	0.2%	3,142	0.3%
Total commercial loans	2,515,631	82.3%	0.823	2,286,517	77.1%	1,990,440	73.3%	1,528,407	73.2%	833,145	66.6%
Consumer loans
Residential mortgage	186,787	6.1%		313,849	10.6%	399,898	14.7%	299,935	14.3%	205,554	16.4%
Home equity	19,857	0.6%		24,306	0.8%	28,735	1.1%	30,554	1.5%	35,036	2.8%
Other consumer	275,692	9.0%		295,309	10.0%	279,771	10.3%	227,533	10.8%	173,449	13.9%
Total consumer loans	482,336	15.7%		633,464	21.4%	708,404	26.1%	558,022	26.6%	414,039	33.1%
Total commercial and consumer loans	2,997,967	98.0%		2,919,981	98.5%	2,698,844	99.4%	2,086,429	99.8%	1,247,184	99.7%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	61,264	2.0%		43,566	1.5%	17,384	0.6%	4,764	0.2%	3,605	0.3%
Total loans	3,059,231	100.0%		2,963,547	100.0%	2,716,228	100.0%	2,091,193	100.0%	1,250,789	100.0%
Allowance for loan losses	(29,484)			(21,840)		(17,896)		(14,970)		(10,981)
Net loans	$3,029,747			$2,941,707		$2,698,332		$2,076,223		$1,239,808

1 Includes carrying value adjustments of $42.7 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2020 and $21.4 million, $5.0 million, $0.3 million, and $0.0 million as of December 31, 2019, 2018, 2017 and 2016, respectively, related to interest rate swaps associated with public finance loans.

Total loans were $3.1 billion as of December 31, 2020, an increase of $95.7 million, or 3.2%, compared to December 31, 2019. Growth in commercial loan balances of $229.1 million, or 10.0%, was partially offset by a decline of $151.1 million, or 23.9%, in consumer loan balances. The growth in commercial loan balances was driven primarily by increased production in healthcare finance, small business lending and construction, which was partially offset by lower balances in the public finance and single tenant lease financing loan portfolios, due primarily to sales of $106.6 million of loans in these categories during 2020, as well as a decline in commercial and industrial balances. The growth in healthcare finance balances was due primarily to a combination of strong borrower demand following the re-opening of state and local economies across the U.S. subsequent to shelter-in-place orders in response to COVID-19 and growth in the sales team at Provide, Inc. (formerly known as Lendeavor, Inc.), the Company’s origination partner in this loan category. The growth in small business lending was driven by $58.3 million of PPP loan balances originated during 2020, as well as an increase in originated SBA 7(a) loans during 2020. The growth in construction balances was due to focused efforts to increase borrower relationships in the Central Indiana market, as well as expand relationships with existing clients. The decrease in consumer loan balances was due primarily to the sale of $90.8 million of portfolio mortgage loans in the first quarter 2020. Additionally, the balances of residential mortgage loans and other consumer loans were impacted by elevated prepayment activity, which more than offset new origination activity.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment schedules) of the outstanding loans in our portfolio as of December 31, 2020.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Commercial loans
Commercial and industrial	$13,560	$18,773	$15,751	$27,303	$75,387
Owner-occupied commercial real estate	6,484	23,375	6,731	53,195	89,785
Investor commercial real estate	3,000	8,365	629	1,908	13,902
Construction	42,070	47,139	14,137	7,039	110,385
Single tenant lease financing	52,832	94,472	177,912	624,956	950,172
Public finance	31,210	15,662	3,437	571,948	622,257
Healthcare finance	430	56	2,908	524,760	528,154
Small business lending	5	51,573	2,598	71,413	125,589
Total commercial loans	149,591	259,415	224,103	1,882,522	2,515,631
Consumer loans
Residential mortgage	1,592	1,659	293	183,243	186,787
Home equity	31	3,555	321	15,950	19,857
Other consumer	1,837	6,388	12,108	255,359	275,692
Total consumer loans	3,460	11,602	12,722	454,552	482,336
Total commercial and consumer loans	$153,051	$271,017	$236,825	$2,337,074	$2,997,967

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2020.

(amounts in thousands)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Predetermined rates	$91,349	$206,317	$215,690	$2,121,641	$2,634,997
Adjustable rate	61,702	64,700	21,135	215,433	362,970
Total commercial and consumer loans	$153,051	$271,017	$236,825	$2,337,074	$2,997,967

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2020 was $58.8 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$226	$195	$—	$—
Owner-occupied commercial real estate	1,838	464	325	—	—
Single tenant lease financing	7,116	4,680	—	—	—
Total commercial loans	8,954	5,370	520	—	—
Consumer loans:
Residential mortgage	1,183	761	175	724	1,024
Home equity	—	—	55	83	—
Other consumer	46	33	42	32	59
Total consumer loans	1,229	794	272	839	1,083
Total nonaccrual loans	10,183	6,164	792	839	1,083

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	416	97	—	—
Total consumer loans	—	416	97	—	—
Total past due 90 days and accruing loans	—	416	97	—	—

Total nonperforming loans	10,183	6,580	889	839	1,083

Other real estate owned
Investor commercial real estate	—	2,065	2,066	4,488	4,488
Residential mortgage	—	—	553	553	45
Total other real estate owned	—	2,065	2,619	5,041	4,533

Other nonperforming assets	35	75	—	12	85

Total nonperforming assets	$10,218	$8,720	$3,508	$5,892	$5,701

Total nonperforming loans to total loans	0.33%	0.23%	0.03%	0.04%	0.09%
Total nonperforming assets to total assets	0.22%	0.22%	0.10%	0.21%	0.31%

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

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets can also include investments that were classified as other-than-temporarily impaired; however, we did not own any investments classified as such during the five-year period ended December 31, 2020.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Troubled debt restructurings – nonaccrual	$2,637	$94	$—	$—	$—
Troubled debt restructurings – performing	367	427	410	473	757
Total troubled debt restructurings	$3,004	$521	$410	$473	$757

The increase in nonperforming loans of $3.6 million, or 54.8%, to $10.2 million as of December 31, 2020 compared to $6.6 million as of December 31, 2019 was due primarily to an increase in nonperforming single tenant lease financing loans with unpaid principal balances of $2.5 million and an increase in nonperforming owner-occupied commercial real estate loans with unpaid principal balances of $1.6 million that were placed on nonaccrual status during 2020, partially offset by a $0.4 million decrease in accruing residential mortgage loans that were 90 days past due and one nonaccrual owner-occupied commercial real estate loan that paid off in full during 2020. Total nonperforming assets increased $1.5 million, or 17.2%, as of December 31, 2020 compared to December 31, 2019, due primarily to the increase in nonperforming loans discussed above, partially offset by a $2.1 million write-down of a legacy commercial OREO property in 2020. The ratio of nonperforming loans to total loans increased to 0.33% as of December 31, 2020 compared to 0.23% as of December 31, 2019 and the ratio of nonperforming assets to total assets remained 0.22% as of December 31, 2020, consistent with 0.22% as of December 31, 2019.

Total TDRs as of December 31, 2020 were $3.0 million, up $2.5 million from December 31, 2019. The increase was driven by one residential mortgage loan that became a TDR during the second quarter 2020 and one loan relationship in the owner-occupied real estate category that became a TDR during the fourth quarter 2020.

As of December 31, 2019, the Company had one commercial property in OREO with a carrying value of $2.1 million which was written-off during 2020. The property consisted of two buildings that were residential units adjacent to a university campus. The Company did not have any OREO as of December 31, 2020.

As of December 31, 2020, our financial results have reflected little impact on asset quality to date as a result of COVID-19. However, the ultimate impact the pandemic may have on our business and asset quality is still uncertain. We remain optimistic that the combination of government stimulus programs and the relief programs we have provided to our clients will lessen the economic stress on our borrowers. However, if the effects of the pandemic extend for a prolonged period of time, we may experience negative trends in nonperforming loans and assets.

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

Additionally, Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until January 1, 2022, or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. As of December 31, 2020, the Company had $11.9 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide economic relief to small businesses nationwide adversely impacted by COVID-19. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted, extending the authority to continue to make PPP loans, including a provision for second draw PPP loans, through March 31, 2021. These loans may be 100% forgiven if certain conditions, including predefined SBA approved use of the funds and certain borrower certifications are satisfied and are fully guaranteed by the SBA. As a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans originated by us during 2020 bear an interest rate of 1.00% and we received weighted average origination fees of 3.86% of the amount funded, or approximately $2.3 million in total. The Company received this fee revenue from the SBA in late June 2020 and it is being deferred over the life of the PPP loans and recognized as interest income. As of December 31, 2020, we had 376 PPP loans totaling $50.6 million outstanding. As of December 31, 2020, the Company processed 84 applications for forgiveness from PPP borrowers.

On December 27, 2020, additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act. The additional funding can be used by small businesses who have yet to receive a PPP loan as well as certain small businesses who may be eligible to receive a second PPP loan. The Company began offering PPP loans again in the first quarter of 2021.

The Company anticipates that the majority of PPP loans it originates will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Management anticipates that loan forgiveness applications will continue during 2021.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$21,840	$17,896	$14,970	$10,981	$8,351
Provision charged to expense	9,325	5,966	3,892	4,872	4,330
Losses charged off
Commercial and industrial	(461)	(921)	(92)	(271)	(1,582)
Owner-occupied commercial real estate	(24)	—	—	—	—
Healthcare finance	(743)	—	—	—	—
Small business lending	(110)	—	—	—	—
Residential mortgage	(20)	(76)	(9)	(116)	(134)
Home equity	—	(68)	—	—	(33)
Other consumer	(804)	(1,292)	(1,176)	(895)	(440)
Total losses charged off	(2,162)	(2,357)	(1,277)	(1,282)	(2,189)
Recoveries
Commercial and industrial	6	29	3	69	187
Healthcare finance	87	—	—	—	—
Small business lending	19	5	—	—	—
Residential mortgage	4	4	5	4	30
Home equity	11	10	16	23	13
Other consumer	354	287	287	303	259
Total recoveries	481	335	311	399	489
Balance, end of period	$29,484	$21,840	$17,896	$14,970	$10,981

Net charge-offs	$1,681	$2,022	$966	$883	$1,700
Net charge-offs to average loans	0.06%	0.07%	0.04%	0.05%	0.15%

The determination of the allowance for loan losses and the related provision for loan losses are components of our significant accounting policies as discussed within Note 1 to the Company's consolidated financial statements. The adequacy of the allowance for loan losses and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation considers historical loss experience as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades, delinquencies within the portfolio and changes in our lending policies and practices.

Management actively monitors asset quality and, when appropriate, charges off loans against the allowance for loan losses. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from those in the assumptions used to determine the size of the allowance for loan losses.

    The allowance for loan losses was $29.5 million as of December 31, 2020, compared to $21.8 million as of December 31, 2019. While total loan balances experienced a modest increase of $95.7 million, or 3.2%, the Company made additional adjustments to qualitative factors in its allowance model to reflect the continued economic uncertainty resulting from COVID-19. As a result, both the allowance for loan losses and the allowance as a percentage of total loans increased compared to December 31, 2019.

The allowance for loan losses as a percentage of total loans was 0.96% as of December 31, 2020, or 0.98% when excluding PPP Loans, compared to 0.74% as of December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 289.5% as of December 31, 2020, from to 324.4% as of December 31, 2019. The provision for loans losses was $9.3 million for the twelve months ended December 31, 2020 compared to $6.0 million for the twelve months ended December 31, 2019. The increase in the provision for loan losses was due primarily to the additional adjustments to qualitative factors in the allowance model discussed above. During 2020, the Company recorded net charge-offs of $1.7 million, compared to $2.0 million during 2019.

Investment Securities Portfolio

In managing the Company’s investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” The Company did not classify any securities as trading securities as of December 31, 2020 and 2019. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

The Company periodically evaluates each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2020, the unrealized losses in the Company’s investment securities portfolio were due primarily to interest rate changes and elevated credit spreads resulting from the economic uncertainty of the COVID-19 pandemic. The Company has the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2020, the Company did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term "issuer" excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of the Company’s investment securities portfolio by security type as of the end of the last five years.

(amounts in thousands)	December 31,
Amortized Cost	2020	2019	2018	2017	2016
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$77,715	$109,631	$133,424	$92,599
Municipal securities	82,757	97,447	97,090	97,370	97,647
Agency mortgage-backed securities	241,795	264,142	242,293	215,452	238,354
Private-label mortgage-backed securities	57,268	63,704	9,199	—	—
Asset-backed securities	5,000	5,000	5,002	5,000	19,470
Corporate securities	48,419	38,632	36,678	27,111	20,000
Other securities	—	—	—	3,000	3,000
Total securities available-for-sale	497,004	546,640	499,893	481,357	471,070
Securities held-to-maturity
Municipal securities	14,571	10,142	10,157	10,164	10,171
Corporate securities	53,652	51,736	12,593	9,045	6,500
Total securities held-to-maturity	68,223	61,878	22,750	19,209	16,671
Total securities	$565,227	$608,518	$522,643	$500,566	$487,741

	December 31,
Approximate Fair Value	2020	2019	2018	2017	2016
Securities available-for-sale
U.S. Government-sponsored agencies	$60,545	$75,872	$107,585	$133,190	$91,896
Municipal securities	82,489	97,652	92,506	96,377	91,886
Agency mortgage-backed securities	243,921	261,440	233,734	209,720	231,641
Private-label mortgage-backed securities	58,116	63,613	9,178	—	—
Asset-backed securities	4,961	4,955	4,859	5,009	19,534
Corporate securities	47,596	37,320	33,483	26,047	18,811
Other securities	—	—	—	2,932	2,932
Total securities available-for-sale	497,628	540,852	481,345	473,275	456,700
Securities held-to-maturity
Municipal securities	15,317	10,368	9,801	9,847	9,673
Corporate securities	54,135	52,192	12,617	9,236	6,524
Total securities held-to-maturity	69,452	62,560	22,418	19,083	16,197
Total securities	$567,080	$603,412	$503,763	$492,358	$472,897

The approximate fair value of investment securities available-for-sale decreased $43.2 million, or 8.0%, to $497.6 million as of December 31, 2020 compared to $540.9 million as of December 31, 2019. The decrease was due primarily to decreases of $17.5 million in agency mortgage-backed securities, $15.3 million in agency securities, $15.2 million in municipal securities and $5.5 million in private-label mortgage-backed securities. These decreases were driven primarily by prepayments and maturities in agency and mortgage-backed securities, as well as early redemptions and maturities in municipal securities. The decreases were partially offset by purchases of corporate securities as excess liquidity from deposit growth was deployed. As of December 31, 2020, the Company had securities with an amortized cost basis of $68.2 million designated as held-to-maturity compared to $61.9 million as of December 31, 2019, an increase of $6.3 million, due mainly to the purchase of corporate securities.

Investment Maturities

    The following table summarizes the contractual maturity schedule of the Company’s investment securities at their amortized cost and their weighted average yields at December 31, 2020.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$—	0.00%	$1,804	2.49%	$40,532	0.30%	$19,429	1.13%	$61,765	0.62%
Municipal securities [1]	—	0.00%	4,638	2.17%	15,096	2.53%	77,594	2.56%	97,328	2.54%
Agency mortgage-backed securities [1]	—	0.00%	—	0.00%	15,519	1.67%	226,276	1.77%	241,795	1.76%
Private-label mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	57,268	2.53%	57,268	2.53%
Asset-backed securities	—	0.00%	—	0.00%	5,000	1.74%	—	0.00%	5,000	1.74%
Corporate securities	—	0.00%	23,328	1.37%	73,743	3.80%	5,000	3.00%	102,071	3.20%
Total securities	$—	0.00%	$29,770	1.57%	$149,890	2.43%	$385,567	2.02%	$565,227	2.11%
1 Excludes the impact of interest rate swaps associated with fixed-rate securities.

Accrued Income and Other Assets

Accrued income and other assets were $64.3 million at December 31, 2020 compared to $67.1 million at December 31, 2019. As of these dates, the Company pledged $30.6 million and $42.3 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date. The decrease in cash collateral pledged was partially offset by an increase of $4.9 million in deferred tax assets.

Deposits

The following table presents the composition of the Company's deposit base as of the end of the last five years.

	December 31,
(dollars in thousands)	2020		2019		2018		2017		2016
Noninterest-bearing deposits	$96,753	3.0%	$57,115	1.8%	$43,301	1.6%	$44,686	2.1%	$31,166	2.1%
Interest-bearing demand deposits	188,645	5.8%	129,020	4.1%	121,055	4.5%	94,674	4.5%	93,074	6.4%
Savings accounts	43,200	1.3%	29,616	0.9%	38,489	1.4%	49,939	2.4%	27,955	1.9%
Money market accounts	1,350,566	41.3%	786,390	24.9%	528,533	19.9%	499,501	24.0%	340,240	23.3%
Certificates of deposits	1,289,319	39.4%	1,613,453	51.2%	1,292,883	48.4%	1,319,488	63.3%	964,819	65.9%
Brokered deposits	302,402	9.2%	538,369	17.1%	647,090	24.2%	76,653	3.7%	5,613	0.4%
Total	$3,270,885	100.0%	$3,153,963	100.0%	$2,671,351	100.0%	$2,084,941	100.0%	$1,462,867	100.0%

Total deposits increased $116.9 million, or 3.7%, to $3.3 billion as of December 31, 2020 as compared to $3.2 billion as of December 31, 2019. During 2020, money market accounts increased $564.2 million, or 71.7%, interest-bearing deposits increased $59.6 million, or 46.2%, and noninterest-bearing demand deposits increased $39.6 million, or 69.4%. These increases were partially offset by declines of $324.1 million, or 20.1%, in certificates of deposits and $236.0 million, or 43.8%, in brokered deposits accounts. The Company experienced strong growth in money market balances due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from the COVID-19 pandemic. The declines in certificates of deposits and brokered deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits $100,000 or greater.

Time Deposit Maturities at December 31, 2020

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$181,493	$60,614	$6,991	$9,094	$258,192	19.5%
1.00% – 1.99%	$286,711	$65,821	$12,090	$21,308	$385,930	29.1%
2.00% – 2.99%	377,936	106,768	43,964	27,343	556,011	41.9%
3.00% – 3.99%	37,321	8,850	36,443	43,144	125,758	9.5%
Total	$883,461	$242,053	$99,488	$100,889	$1,325,891	100.0%

Time Deposit Maturities of $100,000 or Greater

(dollars in thousands)	December 31, 2020
Maturity Period:
3 months or less	$245,739
Over 3 through 6 months	214,052
Over 6 through 12 months	281,039
Over 12 months	350,566
Total	$1,091,396

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short-term advances from the Federal Home Loan Bank of Indianapolis (the "FHLB") to manage liquidity needs and longer-term advances to supplement balance sheet growth and manage interest rate risk. During 2018, the Company converted $110.0 million of short-term FHLB advances to longer term fixed-rate structures using interest rate swaps to reduce long-term interest rate risk. Refer to Note 19 to the Company's consolidated financial statements for additional information about derivative financial instruments. The following table is a summary of FHLB borrowings for the periods indicated.

	At Or For The Twelve Months Ended December 31,
(dollars in thousands)	2020	2019	2018
Balance outstanding at end of period	$514,916	$514,910	$525,153
Average amount outstanding during period	514,913	511,093	433,211
Maximum outstanding at any month end during period	514,916	525,000	525,153

Weighted average interest rate at end of period [1]	1.30%	1.98%	2.15%
Weighted average interest rate during period [1]	1.78%	2.15%	1.88%
1 Excludes the impact of interest rate swaps.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $48.4 million at December 31, 2020 compared to $53.0 million at December 31, 2019. The decrease of $4.6 million, or 8.7%, was due primarily to an $8.0 million increase in the fair value of interest rate swap agreements.

Liquidity and Capital Resources

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

Additionally, the Company has enhanced its liquidity management process through increased loan sale activity. During 2020, the Company sold $188.6 million of public finance, single tenant lease financing and SBA 7(a) guaranteed loans at premiums to book value, as well as a $90.8 million pool of residential mortgage loans. During 2019, the Company sold $237.5 million of portfolio residential mortgage, single tenant lease financing and public finance loans. These loan sales have provided liquidity to manage overall loan portfolio growth and capital utilization.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. We modestly reduced the size of our balance sheet during the fourth quarter 2020 through continued deposit repricing as loan demand was lower than earlier in the year. A component of this balance sheet management strategy included reducing our cash balances from the levels at September 30, 2020. However, given the uncertainty regarding the duration and ultimate economic effect of COVID-19, we believe it will be prudent to maintain higher levels of cash on the balance sheet than we have historically maintained until the crisis passes. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At December 31, 2020, on a consolidated basis, the Company had $917.4 million in cash and cash equivalents and investment securities available-for-sale, and $39.6 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2020, the Bank had the ability to borrow an additional $492.3 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2020, the Company, on an unconsolidated basis, had $40.5 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2020, approved outstanding loan commitments, including unused lines of credit, amounted to $263.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2020 totaled $883.5 million.

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

(dollars in thousands, except share and per share data)	At Or For The Twelve Months Ended December 31,
	2020	2019	2018	2017	2016
Total equity - GAAP	$330,944	$304,913	$288,735	$224,127	$153,942
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$326,257	$300,226	$284,048	$219,440	$149,255

Total assets - GAAP	$4,246,156	$4,100,083	$3,541,692	$2,767,687	$1,854,335
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,241,469	$4,095,396	$3,537,005	$2,763,000	$1,849,648

Total common shares outstanding	9,800,569	9,741,800	10,170,778	8,411,077	6,478,050

Book value per common share	$33.77	$31.30	$28.39	$26.65	$23.76
Effect of goodwill	(0.48)	(0.48)	(0.46)	(0.56)	(0.72)
Tangible book value per common share	$33.29	$30.82	$27.93	$26.09	$23.04

Total shareholders’ equity to assets ratio	7.79%	7.44%	8.15%	8.10%	8.30%
Effect of goodwill	(0.10)%	(0.11)%	(0.12)%	(0.16)%	(0.23)%
Tangible common equity to tangible assets ratio	7.69%	7.33%	8.03%	7.94%	8.07%

Total average equity - GAAP	$313,763	$296,382	$259,416	$178,212	$124,023
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$309,076	$291,695	$254,729	$173,525	$119,336

Return on average shareholders' equity	9.39%	8.52%	8.44%	8.54%	9.74%
Effect of goodwill	0.14%	0.13%	0.16%	0.23%	0.38%
Return on average tangible common equity	9.53%	8.65%	8.60%	8.77%	10.12%

Net interest income	$64,541	$62,967	$62,267	$53,982	$39,689
Adjustments:
Fully-taxable equivalent adjustments[1]	5,796	6,334	5,010	4,053	1,090
Net interest income - FTE	$70,337	$69,301	$67,277	$58,035	$40,779

Net interest margin	1.55%	1.65%	2.09%	2.39%	2.49%
Effect of fully-taxable equivalent adjustments[1]	0.13%	0.17%	0.16%	0.18%	0.06%
Net interest margin - FTE	1.68%	1.82%	2.25%	2.57%	2.55%
1Assuming a 21% tax rate in 2020, 2019 and 2018 and a 35% tax rate in 2017 and 2016

Critical Accounting Policies and Estimates

Allowance for Loan Losses. We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, estimated collateral values, and other qualitative factors. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Management evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

Management estimates the appropriate level of allowance for loan losses by separately evaluating impaired and non-impaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a non-impaired loan is more subjective. Generally, the allowance assigned to non-impaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including changes in economic and business conditions, unemployment rates, concentrations of credit, changes in the nature and volume of the portfolio, terms of loans, risk grades, trends in charge-offs and recoveries, trends in delinquencies, nonaccrual loans, and impaired loans, and changes in lending policies and procedures. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

Impairment of Goodwill. As a result of a previous acquisition by the Company, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheet. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently.

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

Recent Accounting Pronouncements

    Refer to Note 24 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At December 31, 2020 and December 31, 2019, the Company had interest rate swaps with notional amounts of $298.2 million and $725.6 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2020 and December 31, 2019, we had commitments to sell residential real estate loans of $107.5 million and $115.0 million, respectively. These contracts mature in less than one year. Refer to Note 19 to the Company's consolidated financial statements for additional information about derivative financial instruments.

Contractual Obligations

The following table presents significant fixed and determinable contractual obligations and significant commitments as of December 31, 2020. Further discussion of each obligation or commitment is included in the referenced note to the consolidated financial statements.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	9	$1,828,960	$—	$—	$—	$1,828,960
Certificates of deposits and brokered certificates of deposits[1]	9	919,189	401,847	120,639	250	1,441,925
FHLB advances[1,2]	10	110,000	35,000	235,020	134,896	514,916
Subordinated debt[1]	11	—	—	—	82,000	82,000
Operating lease commitments	6	423	354	—	—	777
Total contractual obligations		$2,858,572	$437,201	$355,659	$217,146	$3,868,578
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
Presented below is the estimated impact on the Company's NII and EVE position as of December 31, 2020, assuming parallel shifts in interest rates:

	% Change from Base Case for Parallel Changes in Rates
	-50 Basis Points	-25 Basis Points	+100 Basis Points	+200 Basis Points
NII - next twelve months	(1.26)%	(0.24)%	(2.43)%	(5.84)%
NII - Year 2	8.32%	10.08%	8.01%	3.54%
EVE	(0.24)%	0.70%	(2.82)%	(11.18)%
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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2020. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	67	Chairman, President, Chief Executive Officer and Director
Kenneth J. Lovik	51	Executive Vice President and Chief Financial Officer
Nicole S. Lorch	46	Executive Vice President and Chief Operating Officer
C. Charles Perfetti	76	Executive Vice President and Secretary

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
4.2
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on September 30, 2016)

4.3
First Supplemental Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)

4.4
Second Supplemental Indenture, dated as of June 12, 2019, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed June 12, 2019

4.5
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

Exhibit No.	Description
10.7	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
10.8
Loan Agreement dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)

10.9	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)*
10.10
Form of Subordinated Note Purchase Agreement, dated as of October 26, 2020, between First Internet Bancorp and the purchaser thereunder (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 26, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to annual report on Form 10-K for the fiscal year ended December 31, 2018)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2020, filed with the SEC on March 15, 2021, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2020, 2019, and 2018, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December, 2020, 2019, and 2018, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019, and 2018, and (iv) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2021.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2021.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Ana Dutra, Director	John K. Keach, Jr., Director

*	*
David R. Lovejoy, Director	Michael L. Smith, Director

*	*
Ralph R. Whitney, Jr., Director	Jerry Williams, Director

*
Jean L. Wojtowicz, Director

*    David B. Becker, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ David B. Becker
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria and established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) our report dated March 15, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALLL) was $29.48 million at December 31, 2020. The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses Methodology" accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management determines that an outstanding loan will not be collected. Subsequent recoveries, if any, are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

The ALLL consists of specific and general components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The historical charge-off experience is determined by portfolio segment and is based on an analysis of historical loss activity over a time period that represents the economic life cycle of the loan segment. Other adjustments for each segment, such as qualitative or environmental considerations may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

The primary reason for our determination that the ALLL is a critical audit matter is that it involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL.
•Testing clerical and computational accuracy of the company’s ALLL calculation.
•Testing the completeness and accuracy of underlying data utilized in the ALLL, including reports used in management review controls over the ALLL.
•Evaluating the qualitative and environmental adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness and directional consistency of those adjustments, including the reliability and relevance of the significant assumptions and underlying data.
•Evaluating the appropriateness of loan grades and assessing the reasonableness of specific impairments on loans.

/s/ BKD, LLP

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 15, 2021

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp’s (the "Company") internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 15, 2021, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Indianapolis, Indiana
March 15, 2021

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$7,367	$5,061
Interest-bearing demand deposits	412,439	322,300
Total cash and cash equivalents	419,806	327,361
Securities available-for-sale - at fair value (amortized cost of $497,004 in 2020 and $546,640 in 2019)	497,628	540,852
Securities held-to-maturity - at amortized cost (fair value of $69,452 in 2020 and $62,560 in 2019)	68,223	61,878
Loans held-for-sale (includes $26,341 in 2020 and $56,097 in 2019 at fair value)	39,584	56,097
Loans	3,059,231	2,963,547
Allowance for loan losses	(29,484)	(21,840)
Net loans	3,029,747	2,941,707
Accrued interest receivable	17,416	18,607
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	37,952	37,002
Premises and equipment, net	37,590	14,630
Goodwill	4,687	4,687
Servicing asset, at fair value	3,569	2,481
Other real estate owned	—	2,065
Accrued income and other assets	64,304	67,066
Total assets	$4,246,156	$4,100,083

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$96,753	$57,115
Interest-bearing deposits	3,174,132	3,096,848
Total deposits	3,270,885	3,153,963
Advances from Federal Home Loan Bank	514,916	514,910
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,397 in 2020 and $2,472 in 2019	79,603	69,528
Accrued interest payable	1,439	3,767
Accrued expenses and other liabilities	48,369	53,002
Total liabilities	3,915,212	3,795,170
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,800,569 and 9,741,800 shares issued and outstanding in 2020 and 2019, respectively	221,408	219,423
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	126,732	99,681
Accumulated other comprehensive loss	(17,196)	(14,191)
Total shareholders’ equity	330,944	304,913
Total liabilities and shareholders’ equity	$4,246,156	$4,100,083

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income
Loans	$120,628	$122,228	$99,082
Securities – taxable	11,123	13,807	10,630
Securities – non-taxable	1,728	2,595	2,810
Other earning assets	3,380	8,784	2,945
Total interest income	136,859	147,414	115,467
Interest expense
Deposits	55,976	69,313	42,484
Other borrowed funds	16,342	15,134	10,716
Total interest expense	72,318	84,447	53,200
Net interest income	64,541	62,967	62,267
Provision for loan losses	9,325	5,966	3,892
Net interest income after provision for loan losses	55,216	57,001	58,375
Noninterest income
Service charges and fees	824	885	934
Loan servicing revenue	1,159	166	—
Loan servicing asset revaluation	(432)	—	—
Mortgage banking activities	24,693	11,541	5,718
Gain on sale of loans	8,298	2,074	503
Gain (loss) on sale of securities	139	(458)	—
Other	1,655	2,581	1,605
Total noninterest income	36,336	16,789	8,760
Noninterest expense
Salaries and employee benefits	34,231	27,014	23,174
Marketing, advertising and promotion	1,654	1,800	2,468
Consulting and professional fees	3,511	3,669	3,055
Data processing	1,528	1,338	1,233
Loan expenses	2,036	1,142	942
Premises and equipment	6,396	6,059	4,996
Deposit insurance premium	1,810	1,903	1,956
Write-down of other real estate owned	2,065	—	2,423
Other	4,423	3,709	2,936
Total noninterest expense	57,654	46,634	43,183
Income before income taxes	33,898	27,156	23,952
Income tax provision	4,445	1,917	2,052
Net income	$29,453	$25,239	$21,900
Income per share of common stock
Basic	$2.99	$2.51	$2.31
Diluted	2.99	2.51	2.30
Weighted-average number of common shares outstanding
Basic	9,840,205	10,041,581	9,490,506
Diluted	9,842,425	10,044,483	9,508,653
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$29,453	$25,239	$21,900
Other comprehensive (loss) income
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	6,551	12,072	(10,466)
Reclassification adjustment for (gains) losses realized	(139)	458	—
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(10,248)	(9,071)	(4,358)
Other comprehensive (loss) income before tax	(3,836)	3,459	(14,824)
Income tax (benefit) provision	(831)	1,109	(4,365)
Other comprehensive (loss) income - net of tax	(3,005)	2,350	(10,459)
Comprehensive income	$26,448	$27,589	$11,441

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2018	$172,043	$57,103	$(5,019)	$224,127
Impact of adoption of new accounting standards (1)		1,063	(1,063)	—
Net income	—	21,900	—	21,900
Other comprehensive loss	—	—	(10,459)	(10,459)
Dividends declared ($0.24 per share)	—	(2,377)		(2,377)
Net cash proceeds from common stock issuance	54,334	—	—	54,334
Repurchase of common stock	(216)	—	—	(216)
Recognition of the fair value of share-based compensation	1,596	—	—	1,596
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	40	—	—	40
Common stock redeemed for the net settlement of share-based awards	(210)	—	—	(210)
Balance, December 31, 2018	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (2)	—	(821)	—	(821)
Net income	—	25,239	—	25,239
Other comprehensive income	—	—	2,350	2,350
Dividends declared ($0.24 per share)	—	(2,426)	—	(2,426)
Repurchase of common stock	(9,784)	—	—	(9,784)
Recognition of the fair value of share-based compensation	1,680	—	—	1,680
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	34	—	—	34
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, December 31, 2019	$219,423	$99,681	$(14,191)	$304,913
Net income	—	29,453	—	29,453
Other comprehensive loss	—	—	(3,005)	(3,005)
Dividends declared ($0.24 per share)	—	(2,402)	—	(2,402)
Recognition of the fair value of share-based compensation	2,110	—	—	2,110
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	27	—	—	27
Common stock redeemed for the net settlement of share-based awards	(152)	—	—	(152)
Balance, December 31, 2020	$221,408	$126,732	$(17,196)	$330,944

(1) Represents the impact of adopting Accounting Standards Update ("ASU") 2018-02 and ASU 2016-01. ASU 2018-02 increased retained earnings and accumulated other comprehensive loss by $1.1 million. ASU 2016-01 decreased retained earnings and accumulated other comprehensive loss by $0.1 million.

(2) Represents the impact of adopting ASU 2017-08.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$29,453	$25,239	$21,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,831	6,926	5,667
Write-down of other real estate owned	2,065	—	2,423
Increase in cash surrender value of bank-owned life insurance	(950)	(943)	(954)
Provision for loan losses	9,325	5,966	3,892
Share-based compensation expense	2,110	1,680	1,596
(Gain) loss from sale of available-for-sale securities	(139)	458	—
Loans originated for sale	(1,009,266)	(627,597)	(364,630)
Proceeds from sale of loans originated for sale	1,054,873	601,215	376,535
Gain on sale of loans	(31,124)	(12,349)	(6,605)
Decrease (increase) in fair value of loans held-for-sale	94	(538)	(57)
(Gain) loss on derivatives	(2,069)	(671)	501
Settlement of derivatives	(46,109)	—	—
Net change in servicing assets	(1,088)	(2,481)	—
Deferred income tax	(4,118)	(4,402)	978
Net change in other assets	7,163	(42,079)	(11,807)
Net change in other liabilities	(4,983)	5,999	(83)
Net cash provided by (used in) operating activities	13,068	(43,577)	29,356
Investing activities
Net loan activity, excluding sales and purchases	46,787	(191,070)	(463,528)
Proceeds from sales of other real estate owned	—	554	332
Net proceeds from sales of portfolio loans	207,475	293,708	41,916
Maturities of securities available-for-sale	179,724	92,610	62,507
Proceeds from sales of securities available-for-sale	16,986	30,137	—
Purchase of securities available-for-sale	(144,091)	(171,997)	(87,993)
Purchase of securities held-to-maturity	(2,000)	(39,208)	(3,554)
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(2,025)	(4,050)
Purchase of premises and equipment	(25,559)	(4,105)	(2,219)
Loans purchased	(324,131)	(332,945)	(171,958)
Other investing activities	—	11,068	(10,166)
Net cash used in investing activities	(44,809)	(313,273)	(638,713)
Financing activities
Net increase in deposits	116,922	482,612	586,410
Cash dividends paid	(2,349)	(2,418)	(2,230)
Net proceeds from issuance of subordinated debt	9,765	35,418	—
Repayment of subordinated debt	—	—	(3,000)
Net proceeds from common stock issuance	—	—	54,334
Repurchase of common stock	—	(9,784)	(216)
Proceeds from advances from Federal Home Loan Bank	440,000	595,000	375,000
Repayment of advances from Federal Home Loan Bank	(440,000)	(605,000)	(260,000)
Other, net	(152)	(329)	(210)
Net cash provided by financing activities	124,186	495,499	750,088
Net increase in cash and cash equivalents	92,445	138,649	140,731
Cash and cash equivalents, beginning of year	327,361	188,712	47,981
Cash and cash equivalents, end of year	$419,806	$327,361	$188,712
Supplemental disclosures of cash flows information
Initial recognition of right-of-use asset	$—	$2,096	$—
Initial recognition of operating lease liabilities	—	2,096	—
Cash paid during the year for interest	74,646	81,788	52,403
Cash paid during the year for taxes	5,912	4,561	485
Loans transferred to other real estate owned	—	—	227
Loans transferred to held-for-sale from portfolio	204,647	291,152	16,065
Cash dividends declared, not paid	588	585	611
Security purchases settled in subsequent period	5,547	—	—
Transfer of mutual fund securities to other assets	—	—	2,932
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	4,479	—	—
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

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2020 or 2019.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
•Securities not classified as either “held-to-maturity” or “trading securities” are classified as “available-for-sale” and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of shareholders’ equity. Declines in the value of debt securities and marketable equity securities that are considered to be other-than-temporary are recorded as an other-than-temporary impairment of securities available-for-sale with other-than-temporary impairment losses recorded in the consolidated statements of income.

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

The methodology employed by management for each portfolio segment, at a minimum, contains the following:

1.Loans are segmented by type of loan.

2.The required ALLL for types of performing homogeneous loans which do not have a specific reserve is determined by applying a factor based on historical losses averaged over the past sixteen quarters. In those instances where the Company’s historical experience is not available, management develops factors based on industry experience and best practices.

3.All criticized, classified and impaired loans are tested for impairment by applying one of three methodologies:

a.Present value of future cash flows;

b.Fair value of collateral less costs to sell; or

c.The loan’s observable market price.

4.All troubled debt restructurings (“TDR”) are considered impaired loans.

5.Loans tested for impairment are removed from other pools to prevent layering (double-counting).

6.The required ALLL for each group of loans are added together to determine the total required ALLL for the Company. The required ALLL is compared to the existing ALLL to determine the provision required to increase the ALLL or credit to decrease the ALLL.

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

The Company also factors in the following qualitative considerations:

1.Changes in national, regional, and local economic and business conditions;

2.Changes in national, regional, and local unemployment rates;

3.The existence and effect of any concentrations of credit, and changes in the levels of such concentrations;

4.Changes in the nature and volume of the portfolio, and in the terms of loans;

5.Changes in the risk grades assigned to loans;

6.The levels of and trends in charge-offs and recoveries;

7.The levels of and trends in delinquencies, nonaccrual loans, and impaired loans; and

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
8.Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2020 or 2019.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2017.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Earnings Per Share

Earnings per share of common stock is based on the weighted-average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2020	2019	2018
Basic earnings per share
Net income available to common shareholders	$29,453	$25,239	$21,900
Weighted-average common shares	9,840,205	10,041,581	9,490,506
Basic earnings per common share	$2.99	$2.51	$2.31

Diluted earnings per share
Net income available to common shareholders	$29,453	$25,239	$21,900
Weighted-average common shares	9,840,205	10,041,581	9,490,506
Dilutive effect of equity compensation	2,220	2,902	18,147
Weighted-average common and incremental shares	9,842,425	10,044,483	9,508,653
Diluted earnings per common share (1)	$2.99	$2.51	$2.30

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 18,524 and 15,758 for the years ended December 31, 2020 and 2019, respectively.

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 12.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Servicing Asset

Servicing assets are related to small business lending loans sold and are recognized at the time of sale when servicing is retained with the income statement effect recorded in loan servicing revenue. Servicing assets are recorded at fair value in accordance with ASC 860. Fair value is based on a third-party valuation model that calculates the present value of net servicing revenue.

Reclassifications

Certain reclassifications have been made to the 2019 and 2018 financial statements to conform to the 2020 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2020, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $150.1 million. In addition, approximately $15.5 million and $246.7 million of cash was held by the FHLB of Indianapolis and Federal Reserve Bank of Chicago, respectively, which are not federally insured.

The Federal Reserve Act authorizes the Federal Reserve Board to establish reserve requirements within specified ranges for the purpose of implementing monetary policy on certain types of deposits and other liabilities of depository institutions. On March 15, 2020, the Federal Reserve Board reduced requirement ratios to zero percent effective March 26, 2020. As such, the Company is no longer required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2020 and 2019.

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$432	$(1,652)	$60,545
Municipal securities	82,757	463	(731)	82,489
Agency mortgage-backed securities	241,795	4,591	(2,465)	243,921
Private label mortgage-backed securities	57,268	850	(2)	58,116
Asset-backed securities	5,000	—	(39)	4,961
Corporate securities	48,419	771	(1,594)	47,596
Total available-for-sale	$497,004	$7,107	$(6,483)	$497,628

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,571	$746	$—	$15,317
Corporate securities	53,652	610	(127)	54,135
Total held-to-maturity	$68,223	$1,356	$(127)	$69,452

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

The carrying value of securities at December 31, 2020 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	30,834	27,004
Five to ten years	76,212	74,848
After ten years	85,895	88,778
	192,941	190,630
Agency mortgage-backed securities	241,795	243,921
Private label mortgage-backed securities	57,268	58,116
Asset-backed securities	5,000	4,961
Total	$497,004	$497,628

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$2,865	$2,987
Five to ten years	53,159	53,865
After ten years	12,199	12,600
Total	$68,223	$69,452

There were gross realized gains of $0.1 million and gross realized losses of $0.5 million resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2020 and 2019, respectively. There were no gross realized gains or losses resulting from the sale of available-for-sale securities recognized during the twelve months ended December 31, 2018.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2020, the fair value of available-for-sale investment securities pledged as collateral was $354.6 million. The Company pledged the securities for various types of transactions, including FHLB advances, derivative financial instruments and to collateralize municipal deposits.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019 was $226.5 million and $317.5 million, which is approximately 40% and 53%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines primarily resulted from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Agency Mortgage-Backed, Private-Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private-label mortgage-backed and asset-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$52,351	$(1,652)	$52,351	$(1,652)
Municipal securities	18,731	(114)	23,519	(617)	42,250	(731)
Agency mortgage-backed securities	38,987	(276)	45,297	(2,189)	84,284	(2,465)
Private label mortgage-backed securities	1,277	(1)	558	(1)	1,835	(2)
Asset-backed securities	—	—	4,961	(39)	4,961	(39)
Corporate securities	—	—	20,406	(1,594)	20,406	(1,594)
Total	$58,995	$(391)	$147,092	$(6,092)	$206,087	$(6,483)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	17,456	(126)	2,999	(1)	20,455	(127)
Total	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,820	$(61)	$62,182	$(1,881)	$67,002	$(1,942)
Municipals	1,279	(1,501)	—	—	1,279	(1,501)
Agency mortgage-backed securities	91,159	(829)	83,212	(3,177)	174,371	(4,006)
Private label mortgage-backed securities	30,077	(180)	2,884	(8)	32,961	(188)
Asset-backed securities	—	—	4,955	(45)	4,955	(45)
Corporate securities	—	—	22,985	(1,532)	22,985	(1,532)
Total	$127,335	$(2,571)	$176,218	$(6,643)	$303,553	$(9,214)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$—	$—	$—	$—	$—	$—
Corporate securities	13,977	(132)	—	—	13,977	(132)
Total	$13,977	$(132)	$—	$—	$13,977	$(132)

 Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2020, 2019 and 2018 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2020	2019	2018
Unrealized gains and losses on securities available-for-sale
Gain (loss) realized in earnings	$139	$(458)	$—	Gain (loss) on sale of securities
Total reclassified amount before tax	139	(458)	—	Income before income taxes
Tax expense (benefit)	38	(124)	—	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$101	$(334)	$—	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 4:        Loans

Categories of loans include:

	December 31,
	2020	2019
Commercial loans
Commercial and industrial	$75,387	$96,420
Owner-occupied commercial real estate	89,785	86,726
Investor commercial real estate	13,902	12,567
Construction	110,385	60,274
Single tenant lease financing	950,172	995,879
Public finance	622,257	687,094
Healthcare finance	528,154	300,612
Small business lending	125,589	46,945
Total commercial loans	2,515,631	2,286,517
Consumer loans
Residential mortgage	186,787	313,849
Home equity	19,857	24,306
Other consumer	275,692	295,309
Total consumer loans	482,336	633,464
Total commercial and consumer loans	2,997,967	2,919,981
Net deferred loan origination costs and premiums and discounts on purchased loans and other(1)	61,264	43,566
Total loans	3,059,231	2,963,547
Allowance for loan losses	(29,484)	(21,840)
Net loans	$3,029,747	$2,941,707

(1) Includes carrying value adjustments of $42.7 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2020 and $21.4 million as of December 31, 2019 related to interest rate swaps associated with public finance loans.

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

Public Finance: These loans are made to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; energy conservation; renewable energy and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment. Public finance lending has been conducted primarily in the Midwest, but continues to expand nationwide.

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for practice acquisition financing or refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities if the real estate is held in a separate entity and secondarily on the underlying collateral provided by the borrower and guarantor resources. This portfolio segment was initially concentrated in the Western United States but has been growing rapidly throughout the rest of the country with the addition of a growing sales force located in Eastern and Midwestern markets.

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
The following tables present changes in the balance of the ALLL during the twelve months ended December 31, 2020, 2019, and 2018.

	Twelve Months Ended December 31, 2020
	Balance, beginning of period	Provision (credit) charged to expense	Losses charged off	Recoveries	Balance, end of period
Allowance for loan losses:
Commercial and industrial	$1,521	$80	$(461)	$6	$1,146
Owner-occupied commercial real estate	561	545	(24)	—	1,082
Investor commercial real estate	109	46	—	—	155
Construction	380	812	—	—	1,192
Single tenant lease financing	11,175	1,815	—	—	12,990
Public finance	1,580	152	—	—	1,732
Healthcare finance	3,247	4,894	(743)	87	7,485
Small business lending	54	665	(110)	19	628
Residential mortgage	657	(122)	(20)	4	519
Home equity	46	(9)	—	11	48
Other consumer	2,510	447	(804)	354	2,507
Total	$21,840	$9,325	$(2,162)	$481	$29,484

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020 and 2019.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Loans			Allowance for Loan Losses
December 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$74,870	$517	$75,387	$1,146	$—	$1,146
Owner-occupied commercial real estate	87,947	1,838	89,785	1,082	—	1,082
Investor commercial real estate	13,902	—	13,902	155	—	155
Construction	110,385	—	110,385	1,192	—	1,192
Single tenant lease financing	942,848	7,324	950,172	9,900	3,090	12,990
Public finance	622,257	—	622,257	1,732	—	1,732
Healthcare finance	527,144	1,010	528,154	7,485	—	7,485
Small business lending	125,589	—	125,589	628	—	628
Residential mortgage	185,241	1,546	186,787	519	—	519
Home equity	19,857	—	19,857	48	—	48
Other consumer	275,642	50	275,692	2,507	—	2,507
Total	$2,985,682	$12,285	$2,997,967	$26,394	$3,090	$29,484

	Loans			Allowance for Loan Losses
December 31, 2019	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$93,520	$2,900	$96,420	$1,412	$109	$1,521
Owner-occupied commercial real estate	81,063	5,663	86,726	561	—	561
Investor commercial real estate	12,567	—	12,567	109	—	109
Construction	60,274	—	60,274	380	—	380
Single tenant lease financing	991,199	4,680	995,879	9,515	1,660	11,175
Public finance	687,094	—	687,094	1,580	—	1,580
Healthcare finance	300,612	—	300,612	3,247	—	3,247
Small business lending	46,945	—	46,945	54	—	54
Residential mortgage	312,714	1,135	313,849	657	—	657
Home equity	24,306	—	24,306	46	—	46
Other consumer	295,266	43	295,309	2,510	—	2,510
Total	$2,905,560	$14,421	$2,919,981	$20,071	$1,769	$21,840

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans. A description of the general characteristics of the risk grades is as follows:

•“Pass” - Higher quality loans that do not fit any of the other categories described below.

•“Special Mention” - Loans that possess some credit deficiency or potential weakness which deserve close attention.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2020 and 2019.

	December 31, 2020
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,138	$732	$517	$75,387
Owner-occupied commercial real estate	84,292	3,655	1,838	89,785
Investor commercial real estate	13,902	—	—	13,902
Construction	110,385	—	—	110,385
Single tenant lease financing	932,830	10,018	7,324	950,172
Public finance	622,257	—	—	622,257
Healthcare finance	526,517	627	1,010	528,154
Small business lending	117,474	2,930	5,185	125,589
Total commercial loans	$2,481,795	$17,962	$15,874	$2,515,631

	December 31, 2020
	Performing	Nonaccrual	Total
Residential mortgage	$185,604	$1,183	$186,787
Home equity	19,857	—	19,857
Other consumer	275,646	46	275,692
Total	$481,107	$1,229	$482,336

	December 31, 2019
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$89,818	$3,973	$2,629	$96,420
Owner-occupied commercial real estate	79,329	3,462	3,935	86,726
Investor commercial real estate	12,567	—	—	12,567
Construction	60,274	—	—	60,274
Single tenant lease financing	983,448	7,751	4,680	995,879
Public finance	687,094	—	—	687,094
Healthcare finance	300,612	—	—	300,612
Small business lending	46,945	—	—	46,945
Total commercial loans	$2,260,087	$15,186	$11,244	$2,286,517

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2019
	Performing	Nonaccrual	Total
Residential mortgage	$313,088	$761	$313,849
Home equity	24,306	—	24,306
Other consumer	295,276	33	295,309
Total	$632,670	$794	$633,464

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2020 and 2019.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$75,387	$75,387	$—	$—
Owner-occupied commercial real estate	—	—	—	—	89,785	89,785	1,838	—
Investor commercial real estate	—	—	—	—	13,902	13,902	—	—
Construction	—	—	—	—	110,385	110,385	—	—
Single tenant lease financing	—	—	4,680	4,680	945,492	950,172	7,116	—
Public finance	—	—	—	—	622,257	622,257	—	—
Healthcare finance	—	—	—	—	528,154	528,154	—	—
Small business lending	—	—	—	—	125,589	125,589	—	—
Residential mortgage	49	—	269	318	186,469	186,787	1,183	—
Home equity	—	15	—	15	19,842	19,857	—	—
Other consumer	176	51	5	232	275,460	275,692	46	—
Total	$225	$66	$4,954	$5,245	$2,992,722	$2,997,967	$10,183	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$15	$96	$122	$233	$96,187	$96,420	$226	$—
Owner-occupied commercial real estate	—	—	464	464	86,262	86,726	464	—
Investor commercial real estate	—	—	—	—	12,567	12,567	—	—
Construction	—	—	—	—	60,274	60,274	—	—
Single tenant lease financing	—	4,680	—	4,680	991,199	995,879	4,680	—
Public finance	—	—	—	—	687,094	687,094	—	—
Healthcare finance	—	—	—	—	300,612	300,612	—	—
Small business lending	54	—	—	54	46,891	46,945	—	—
Residential mortgage	—	—	1,177	1,177	312,672	313,849	761	416
Home equity	—	—	—	—	24,306	24,306	—	—
Other consumer	240	107	—	347	294,962	295,309	33	—
Total	$309	$4,883	$1,763	$6,955	$2,913,026	$2,919,981	$6,164	$416

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$517	$517	$—	$2,693	$2,694	$—
Owner-occupied commercial real estate	1,838	1,850	—	5,663	5,665	—
Single tenant lease financing	1,315	1,334	—	—	—	—
Healthcare finance	$1,010	$1,010	$—	$—	$—	$—
Residential mortgage	1,546	1,652	—	1,135	1,209	—
Other consumer	50	120	—	43	107	—
Total	6,276	6,483	—	9,534	9,675	—
Loans with a specific valuation allowance
Commercial and industrial	$—	$—	$—	$207	$244	$109
Single tenant lease financing	6,009	6,036	3,090	4,680	4,680	1,660
Residential mortgage	—	—	—	—	—	—
Total	6,009	6,036	3,090	4,887	4,924	1,769
Total impaired loans	$12,285	$12,519	$3,090	$14,421	$14,599	$1,769

The following table presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2020, 2019, and 2018.

	Twelve Months Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$1,037	$57	$3,293	$289	$5,961	$426
Owner-occupied commercial real estate	3,790	60	3,292	170	833	44
Healthcare finance	386	16	—	—	—	—
Small business lending	—	—	331	94	60	15
Residential mortgage	1,333	—	2,265	—	720	—
Home equity	—	—	10	—	61	—
Other consumer	57	—	68	1	108	—
Total	6,603	133	9,259	554	7,743	485
Loans with a specific valuation allowance
Commercial and industrial	169	3	1,077	—	—	—
Single tenant lease financing	5,671	4	1,464	—	—	—
Total	5,840	7	2,541	—	—	—
Total impaired loans	$12,443	$140	$11,800	$554	$7,743	$485

The Company had no residential mortgage other real estate owned as of December 31, 2020 and December 31, 2019. There were no loans in the process of foreclosure at December 31, 2020 and December 31, 2019.

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

There were three commercial and industrial loan classified as new TDRs during the twelve months ended December 31, 2020 with a pre-modification and post-modification outstanding recorded investment of $2.6 million. The Company did not allocate a specific allowance for these loans as of December 31, 2020 and the modifications consisted of interest only payments for a period of time and an extension of the maturity date. There were four commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. The Company did not allocate a specific allowance for these loans as of December 31, 2019 and the modifications consisted of interest only payments for a period of time. There were no loans classified as new TDRs during the twelve months ended December 31, 2018.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2020, 2019 and 2018.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of December 31, 2020, the Company had $11.9 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide economic relief to small businesses nationwide adversely impacted by COVID-19. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was enacted, extending the Authority to continue to make PPP loans, including a provision for second draw PPP loans, through March 31, 2021. These loans may be 100% forgiven if certain conditions, including predefined SBA approved use of the funds and certain borrower certifications, are satisfied and are fully guaranteed by the SBA. As a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans bear an interest rate of 1.00% and we received weighted average origination fees of 3.86% of the amount funded, or approximately $2.3 million in total. The Company received this fee revenue from the SBA in late June and it will be deferred over the life of the PPP loans and recognized as interest income. As of December 31, 2020, we had 376 PPP loans totaling $50.6 million outstanding.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2020 and 2019.

	December 31,
	2020	2019
Land	$2,500	$2,500
Construction in process	28,956	4,386
Right of use leased asset	819	1,602
Building and improvements	5,819	5,618
Furniture and equipment	10,671	9,689
Less: accumulated depreciation	(10,973)	(9,165)
	$37,590	$14,630

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

Subsequent to the end of fiscal 2020, on February 16, 2021, the Company entered into an agreement to sell its current headquarters and certain equipment currently located in the building to a third party. The sale price is $8.9 million in cash payable in full at closing. The closing remains subject to customary conditions. At December 31, 2020 the net book value of the land, building and improvements was $5.4 million. As a part of the sale agreement, the buyer has agreed to lease the office building back to the Company through December 31, 2021, with an option to extend up to 90 days beyond that date. The Bank is expected to continue to sublease substantially all of the office space for the duration of the leaseback arrangement.

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

The Company has three operating leases that are used for general office operations with remaining lease terms of two to three years. With the adoption of ASU 2016-02, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use asset and a corresponding lease liability.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following table shows the components of lease expense.

(in thousands)	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating lease cost	$913	$758	$724

The following table shows supplemental cash flow information related to leases.

(in thousands)	Twelve Months Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	982	814

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

(dollars in thousands)
	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$819	$1,602
Operating lease liabilities	819	1,602

Weighted-average remaining lease term (years)
Operating leases	2	2.4

Weighted-average discount rate
Operating leases	2.0%	2.0%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of December 31, 2020.

(in thousands)
Twelve months ended December 31, 2020
2021	$423
2022	238
2023	116
2024	—
2025	—
Thereafter	—
Total lease payments	777
Less imputed interest	(17)
Total	$760

Note 7:        Goodwill

As of December 31, 2020 and 2019, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2020, 2019, and 2018. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2020 and no events or changes in circumstances have occurred since the August 31, 2020 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 8:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2020 and 2019 are shown in the table below.

(in thousands)	Twelve Months Ended
	December 31, 2020	December 31, 2019
Beginning balance	$2,481	$—
Additions	1,520	2,481
Changes in fair value	(432)	—
Ending balance	$3,569	$2,481

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2020 and December 31, 2019 are shown in the table below.

(in thousands)
	December 31, 2020	December 31, 2019
Loan portfolios serviced for:
SBA guaranteed loans	$165,961	$103,981
Total	$165,961	$103,981

Loan servicing revenue totaled $1.2 million during the twelve months ended December 31, 2020. There was $0.2 million of loan servicing revenue during the twelve months ended December 31, 2019. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.4 million downward valuation for twelve months ended December 31, 2020. There was no loan servicing asset revaluation during the twelve months ended December 31, 2019.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Though fluctuations in prepayment speeds and changes in secondary market premiums generally have the most substantial impact on the fair value of servicing rights, other influencing factors include changing economic conditions, changes to the discount rate assumption and the weighted average life of the servicing portfolio. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time; however, those assumptions may change over time. Refer to Note 17 - Fair Value of Financial Instruments for further details.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 9:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2020 and 2019.

	December 31,
	2020	2019
Noninterest-bearing demand deposit accounts	$96,753	$57,115
Interest-bearing demand deposit accounts	188,645	129,020
Regular savings accounts	43,200	29,616
Money market accounts	1,350,566	786,390
Certificates of deposits	1,289,319	1,613,453
Brokered deposits	302,402	538,369
Total deposits	$3,270,885	$3,153,963

Time deposits (in the amount of $250 or more)	$403,253	$536,028

The following table presents time deposit maturities by year as of December 31, 2020.

2021	$883,461
2022	242,053
2023	99,488
2024	74,215
2025	26,424
Thereafter	250
$1,325,891

Note 10:        FHLB Advances

The Company had outstanding FHLB advances of $514.9 million and $514.9 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the stated interest rates on the Company’s outstanding FHLB advances ranged from 0.24% to 3.26%, with a weighted average interest rate of 1.30%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $125.1 million and $166.6 million as of December 31, 2020 and 2019, respectively, and commercial real estate loans pledged were approximately $960.5 million and $956.3 million as of December 31, 2020 and 2019, respectively. The fair value of investment securities pledged to the FHLB was approximately $351.0 million and $356.8 million as of December 31, 2020 and 2019, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $474.3 million at year-end 2020. As of December 31, 2020, the Company had $305.0 million of putable advances with the FHLB.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2021	$110,000
2022	—
2023	35,000
2024	145,020
2025	90,000
Thereafter	134,896
$514,916

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 11:        Subordinated Debt

In October 2015, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2025 (the “2025 Note”). The 2025 Note bore a fixed interest rate of 6.4375% per year, payable quarterly, and was scheduled to mature on October 1, 2025. The 2025 Note was an unsecured subordinated obligation of the Company and could be repaid, without penalty, on any interest payment date on or after October 15, 2020. The 2025 Note is intended to qualify as Tier 2 capital under regulatory guidelines. Subsequent to the end of the fiscal year, the Company redeemed the 2025 Note on January 4, 2021.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially bears a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 5.795%). The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem the 2025 Note as discussed above.

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2025 Note, the 2026 Notes, the 2029 Note and the 2030 Notes as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2025 Note	$10,000	(114)	10,000	(138)
2026 Notes	25,000	(715)	25,000	(839)
2029 Notes	37,000	(1,337)	37,000	(1,495)
2030 Notes	10,000	(231)	—	—
Total	$82,000	(2,397)	72,000	(2,472)

Note 12:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan, which vests immediately. Discretionary employer-matching contributions begin vesting immediately at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.8 million, $0.6 million and $0.5 million in the twelve months ended December 31, 2020, 2019 and 2018, respectively.

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
The Company recorded $2.1 million, $1.7 million, and $1.6 million of share-based compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of December 31, 2020, and activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2020	107,244	$29.03	—	$—	—	$—
Granted	66,895	27.56	16,090	25.58	12	17.87
Vested	(61,154)	29.77	(14,452)	25.35	(12)	17.87
Forfeited	—	—	(1,638)	27.56	—	—
Unvested at December 31, 2020	112,985	$27.76	—	$—	—	$—

As of December 31, 2020, the total unrecognized compensation cost related to unvested awards was $2.1 million, with a weighted-average expense recognition period of 1.6 years.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2020.

Deferred Rights
Outstanding, beginning of year	84,505
Granted	852
Exercised	—
Outstanding, end of year	85,357

All deferred stock rights granted during 2020 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 13:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2020	2019	2018
Current	$8,563	$6,319	$1,074
Deferred	(4,118)	(4,402)	978
Total	$4,445	$1,917	$2,052

Income tax provision is reconciled to the statutory rate applied to pre-tax income. The statutory rate was 21%, 21% and 21% at December 31, 2020, 2019 and 2018, respectively.

	December 31,
	2020	2019	2018
Statutory rate times pre-tax income	$7,119	$5,703	$5,030
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,464)	(4,881)	(3,833)
State income tax, net of federal tax effect	1,765	1,285	1,164
Bank-owned life insurance	(200)	(198)	(200)
Tax credits	(178)	(181)	(180)
Other differences	403	189	71
Total income taxes	$4,445	$1,917	$2,052

The net deferred tax asset at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Deferred tax assets (liabilities)
Allowance for loan losses	$7,961	$5,897
Net unrealized losses on available for sale securities and hedged items	5,800	5,021
Fair value adjustments	1,117	(1,011)
Depreciation	(107)	(257)
Deferred compensation and accrued payroll	1,533	1,358
Loan origination costs	(1,281)	(1,181)
Prepaid assets	(553)	(449)
Other	337	513
Total deferred tax assets, net	$14,807	$9,891

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

Management evaluated related party loans and extensions of credit at December 31, 2020 and 2019, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2020 and 2019 totaled $33.0 million and $28.3 million, respectively.

Note 15:        Regulatory Capital Requirements

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period, increasing by increments of that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019 and was fully phased in. The capital conservation buffer is designed to absorb losses during periods of economic stress. Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables present actual and required capital ratios as of December 31, 2020 and 2019 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$342,159	11.31%	$211,828	7.00%	N/A	N/A
Bank	377,678	12.49%	211,612	7.00%	196,497	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	342,159	11.31%	257,220	8.50%	N/A	N/A
Bank	377,678	12.49%	256,957	8.50%	241,842	8.00%
Total capital to risk-weighted assets
Consolidated	451,246	14.91%	317,742	10.50%	N/A	N/A
Bank	407,162	13.47%	317,418	10.50%	302,303	10.00%
Leverage ratio
Consolidated	342,159	7.95%	172,154	4.00%	N/A	N/A
Bank	377,678	8.78%	172,036	4.00%	215,045	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2019:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$313,803	10.84%	$202,661	7.00%	N/A	N/A
Bank	341,242	11.80%	202,480	7.00%	188,017	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	313,803	10.84%	246,088	8.50%	N/A	N/A
Bank	341,242	11.80%	245,869	8.50%	231,406	8.00%
Total capital to risk-weighted assets
Consolidated	405,171	13.99%	303,991	10.50%	N/A	N/A
Bank	363,082	12.55%	303,720	10.50%	289,257	10.00%
Leverage ratio
Consolidated	313,803	7.64%	164,219	4.00%	N/A	N/A
Bank	341,242	8.32%	164,121	4.00%	205,151	5.00%

Note 16:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2020 and 2019, the Company had outstanding loan commitments totaling approximately $263.9 million and $254.4 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”).  The Company's total commitment to the SBIC Fund is $4.0 million. As of December 31, 2020, the Company had contributed $2.5 million of capital, leaving a remaining commitment of $1.5 million.

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts in the amount of $65.1 million. As of December 31, 2020, $37.9 million of such contract commitments had not yet been incurred. These commitments are due within 2 years.

Note 17:        Fair Value of Financial Instruments

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2020 or 2019.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019.

		December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,545	$—	$60,545	$—
Municipal securities	82,489	—	82,489	—
Agency mortgage-backed securities	243,921	—	243,921	—
Private-label mortgage-backed securities	58,116	—	58,116	—
Asset-backed securities	4,961	—	4,961	—
Corporate securities	47,596	—	47,596	—
Total available-for-sale securities	$497,628	$—	$497,628	$—
Servicing asset	3,569	—	—	3,569
Interest rate swaps liabilities	(17,606)	—	(17,606)	—
Loans held-for-sale (mandatory pricing agreements)	26,341	—	26,341	—
Forward contracts	(640)	(640)	—	—
IRLCs	3,361	—	—	3,361

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

		December 31, 2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$75,872	$—	$75,872	$—
Municipal securities	97,652	—	97,652	—
Agency mortgage-backed securities	261,440	—	261,440	—
Private-label mortgage-backed securities	63,613	—	63,613	—
Asset-backed securities	4,955	—	4,955	—
Corporate securities	37,320		37,320
Total available-for-sale securities	$540,852	$—	$540,852	$—
Servicing asset	2,481	—	—	2,481
Interest rate swaps liabilities	(37,786)	—	(37,786)	—
Loans held-for-sale (mandatory pricing agreements)	56,097	—	56,097	—
Forward contracts	(153)	(153)	—	—
IRLCs	910	—	—	910

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2018	$—	$551
Total realized losses
Additions	—	(162)
Balance, December 31, 2018	—	389
Total realized gains
Additions	2,481	521
Balance, December 31, 2019	2,481	910
Total realized gains
Additions	1,520	2,451
Change in fair value	(432)	—
Balance, December 31, 2020	$3,569	$3,361

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

		2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	4,026	—	—	4,026

		2019
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	3,019	—	—	3,019

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$4,026	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	3,361	Discounted cash flow	Loan closing rates	44% - 100%	87%
Servicing asset	3,569	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range	Weighted - Average Range
Impaired loans	$3,019	Fair value of collateral	Discount to reflect current market conditions	10%	10%
IRLCs	910	Discounted cash flow	Loan closing rates	50% - 100%	84%
Servicing asset	2,481	Discounted cash flow	Prepayment speeds	0% - 25%	13.5%

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2020 and 2019.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables summarize the carrying value and estimated fair value of all financial assets and liabilities at December 31, 2020 and 2019:

	December 31, 2020
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$419,806	$419,806	$419,806	$—	$—
Securities held-to-maturity	68,223	69,452	—	69,452	—
Loans held-for-sale (best efforts pricing agreements)	13,243	13,243	—	13,243	—
Net loans	3,029,747	3,084,375	—	—	3,084,375
Accrued interest receivable	17,416	17,416	17,416	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,270,885	3,307,038	1,679,164	—	1,627,874
Advances from Federal Home Loan Bank	514,916	541,945	—	541,945	—
Subordinated debt	79,603	83,682	63,325	20,357	—
Accrued interest payable	1,439	1,439	1,439	—	—

	December 31, 2019
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$327,361	$327,361	$327,361	$—	$—
Securities held-to-maturity	61,878	62,560	—	62,560	—
Net loans	2,941,707	2,876,688	—	—	2,876,688
Accrued interest receivable	18,607	18,607	18,607	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,153,963	3,232,065	1,002,141	—	2,229,924
Advances from Federal Home Loan Bank	514,910	520,950	—	520,950	—
Subordinated debt	69,528	75,206	64,996	10,210	—
Accrued interest payable	3,767	3,767	3,767	—	—
Note 18:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and sells a majority of the originated loans into the secondary market. The Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third-party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 19 for further information on derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2020, 2019, and 2018, the Company originated mortgage loans held-for-sale of $878.2 million, $627.6 million, and $364.6 million, respectively, and received $923.8 million, $601.2 million, and $376.5 million from the sale of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Gain on loans sold	$22,826	$10,275	$6,102
(Loss) Gain resulting from the change in fair value of loans held-for-sale	(94)	538	57
Gain (loss) resulting from the change in fair value of derivatives	1,961	728	(441)
Net revenue from mortgage banking activities	$24,693	$11,541	$5,718

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

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2020 and 2019.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loans	$—	$474,957	$—	$21,440
Securities available-for-sale[1]	124,210	151,538	6,064	2,802
1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amounts of the designated hedged items were $88.2 million and $88.2 million, at December 31, 2020 and 2019, respectively.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2020 and December 31, 2019, identified by the underlying interest rate-sensitive instruments.

December 31, 2020		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	88,200	3.1	(6,072)	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2020	$88,200	3.1	$(6,072)	3 month LIBOR	2.54%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

December 31, 2019		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Loans	$427,446	5.5	$(21,551)	3 month LIBOR	2.86%
Securities available-for-sale	88,200	4.1	(2,806)	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2019	$515,646	5.3	$(24,357)	3 month LIBOR	2.80%

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 13.1 years as of December 31, 2020.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2020 and December 31, 2019.

December 31, 2020		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.1	$(15,727)	3 month LIBOR	2.88%
Interest rate swaps	100,000	3.0	(7,951)	1 month LIBOR	2.88%

December 31, 2019		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	7.1	$(8,390)	3 month LIBOR	2.88%
Interest rate swaps	100,000	4.0	(5,040)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $30.6 million and $42.3 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2020 and 2019, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2020 and 2019.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	108,095	3,361	56,256	910
Total contracts	$108,095	$3,361	$56,256	$910
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$427,446	$(21,551)
Interest rate swaps associated with securities available-for-sale	88,200	(6,072)	88,200	(2,806)
Interest rate swaps associated with liabilities	210,000	23,678	210,000	(13,429)
Derivatives not designated as hedging instruments
Forward contracts	107,500	(640)	115,000	(153)
Total contracts	$405,700	$16,966	$840,646	$(37,939)

The fair values of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2020, 2019, and 2018.

	Amount of Gain (loss) Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest rate swap agreements	$(10,248)	$(9,071)	$(4,358)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2020, 2019, and 2018.

	Amount of (loss) / gain recognized in the twelve months ended
	December 31, 2020	December 31, 2019	December 31, 2018
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	2,451	521	(162)
Forward contracts	(487)	207	(279)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2020, 2019, and 2018.

Line item in the consolidated statements of income	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Interest income
Loans	$(2,445)	$(1,533)	$(100)
Securities - taxable	(722)	(127)	(153)
Securities - non-taxable	(741)	36	23
Total interest income	(3,908)	(1,624)	(230)
Interest expense
Deposits	2,273	618	151
Other borrowed funds	2,374	473	177
Total interest expense	4,647	1,091	328
Net interest income	$(8,555)	$(2,715)	$(558)

Note 20:     Shareholders’ Equity

In June 2018, the Company completed an underwritten public offering of 1,730,750 shares of its common stock at a price of $33.25 per share. The Company received net proceeds of approximately $54.3 million after deducting underwriting discounts and commissions and offering expenses.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 21:     Accumulated Other Comprehensive Income (Loss)

    The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2018	$(5,019)	$—	$(5,019)
Reclassification of certain tax effects [1]	(1,063)	—	(1,063)
Net unrealized holding losses recorded within other comprehensive income before income tax	(10,466)	(4,358)	(14,824)
Other comprehensive loss before tax	(10,466)	(4,358)	(14,824)
Income tax benefit	(3,189)	(1,176)	(4,365)
Other comprehensive loss - net of tax	(7,277)	(3,182)	(10,459)
Balance, December 31, 2018	$(13,359)	$(3,182)	$(16,541)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	12,072	(9,071)	3,001
Reclassification of net loss realized and included in earnings	458	—	458
Other comprehensive income (loss) before tax	12,530	(9,071)	3,459
Income tax provision (benefit)	3,559	(2,450)	1,109
Other comprehensive income (loss) - net of tax	8,971	(6,621)	2,350
Balance, December 31, 2019	$(4,388)	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	6,551	(10,248)	(3,697)
Reclassification of adjustment for gains realized	(139)	—	(139)
Other comprehensive income (loss) before income tax	6,412	(10,248)	(3,836)
Income tax provision (benefit)	1,556	(2,387)	(831)
Other comprehensive income (loss) - net of tax	4,856	(7,861)	(3,005)
Balance, December 31, 2020	$468	$(17,664)	$(17,196)
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
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 22:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2020	2019
Assets
Cash and cash equivalents	$40,532	$38,303
Investment in common stock of subsidiaries	366,463	332,352
Premises and equipment, net	5,910	6,515
Accrued income and other assets	2,658	2,156
Total assets	$415,563	$379,326

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,397 in 2020 and $2,472 in 2019	$79,603	$69,528
Note payable to the Bank	3,000	3,000
Accrued expenses and other liabilities	2,016	1,885
Total liabilities	84,619	74,413

Shareholders’ equity	330,944	304,913
Total liabilities and shareholders’ equity	$415,563	$379,326

Condensed Statements of Income

	Year Ended December 31,
	2020	2019	2018
Expenses
Interest on borrowings	$4,924	$3,804	$2,616
Salaries and employee benefits	904	804	564
Consulting and professional fees	1,678	1,610	958
Premises and equipment	295	285	285
Other	361	408	315
Total expenses	8,162	6,911	4,738

Loss before income tax and equity in undistributed net income of subsidiaries	(8,162)	(6,911)	(4,738)

Income tax benefit	(2,089)	(1,783)	(1,172)

Loss before equity in undistributed net income of subsidiaries	(6,073)	(5,128)	(3,566)

Equity in undistributed net income of subsidiaries	35,526	30,367	25,466

Net income	$29,453	$25,239	$21,900

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
Net income	$29,453	$25,239	$21,900
Other comprehensive (loss) income
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	6,551	12,072	(10,466)
Reclassification adjustment for (gains) losses realized	(139)	458	—
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(10,248)	(9,071)	(4,358)
Other comprehensive (loss) income before tax	(3,836)	3,459	(14,824)
Income tax (benefit) provision	(831)	1,109	(4,365)
Other comprehensive (loss) income - net of tax	(3,005)	2,350	(10,459)
Comprehensive income	$26,448	$27,589	$11,441

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$29,453	$25,239	$21,900
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(35,526)	(30,367)	(25,466)
Depreciation and amortization	711	647	568
Share-based compensation expense	518	288	243
Net change in other assets	(502)	(508)	1,769
Net change in other liabilities	311	(87)	79
Net cash used in operating activities	(5,035)	(4,788)	(907)

Investing activities
Capital contribution to the Bank	—	(25,000)	(35,000)
Purchase of premises and equipment	—	(13)	—
Net cash used in investing activities	—	(25,013)	(35,000)

Financing activities
Cash dividends paid	(2,349)	(2,418)	(2,230)
Net proceeds from issuance of subordinated debt	9,765	35,418	—
Repayment of subordinated debt	—	—	(3,000)
Principal payment on loan from the Bank	—	(300)	(300)
Net proceeds from common stock issuance	—	—	54,334
Repurchase of common stock	—	(9,784)	(216)
Other, net	(152)	(93)	(210)
Net cash provided by financing activities	7,264	22,823	48,378

Net increase (decrease) in cash and cash equivalents	2,229	(6,978)	12,471

Cash and cash equivalents at beginning of year	38,303	45,281	32,810

Cash and cash equivalents at end of year	$40,532	$38,303	$45,281

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 23:        Quarterly Financial Data (unaudited)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Income Statement Data:
Interest income	$33,643	$32,750	$34,222	$36,244
Interest expense	14,778	16,518	19,796	21,226
Net interest income	18,865	16,232	14,426	15,018
Provision for loan losses	2,864	2,509	2,491	1,461
Net interest income after provision for loan losses	16,001	13,723	11,935	13,557
Noninterest income	12,657	12,495	4,973	6,211
Noninterest expense	14,513	16,412	13,244	13,486
Income before income taxes	14,145	9,806	3,664	6,282
Income tax provision	3,055	1,395	(268)	263
Net income	$11,090	$8,411	$3,932	$6,019

Per Share Data:
Net income
Basic	$1.12	$0.86	$0.40	$0.62
Diluted	$1.12	$0.86	$0.40	$0.62
Weighted average common shares outstanding
Basic	9,883,609	9,773,175	9,768,227	9,721,485
Diluted	9,914,022	9,773,224	9,768,227	9,750,528

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income Statement Data:
Interest income	$37,877	$37,694	$36,844	$34,999
Interest expense	22,503	22,450	20,739	18,755
Net interest income	15,374	15,244	16,105	16,244
Provision for loan losses	468	2,824	1,389	1,285
Net interest income after provision for loan losses	14,906	12,420	14,716	14,959
Noninterest income	5,405	5,558	3,454	2,372
Noninterest expense	12,613	11,203	11,709	11,109
Income before income taxes	7,698	6,775	6,461	6,222
Income tax (benefit) provision	602	449	340	526
Net income	$7,096	$6,326	$6,121	$5,696

Per Share Data:
Net income
Basic	$0.72	$0.63	$0.60	$0.56
Diluted	$0.72	$0.63	$0.60	$0.56
Weighted average common shares outstanding
Basic	9,825,784	9,979,603	10,148,285	10,217,637
Diluted	9,843,829	9,980,612	10,148,285	10,230,531

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 24:        Recent Accounting Pronouncements

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

ASU 2017-04 - Intangibles - Goodwill and other (Topic 350) - Simplifying the Test for Goodwill Impairment” (January 2017)

The amendments in this update simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment process, which requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities. Under the new guidance, an entity will record an impairment charge if a reporting unit’s carrying amount exceeds its fair value. Entities still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. The amendments in this ASU are effective for smaller reporting companies for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this guidance effective July 1, 2020 and it did not have a material impact on the consolidated financial statements.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (March 2020)

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from the LIBORon financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. The guidance is effective March 12, 2020 through December 31, 2022. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.