Form 10-Q
period 2021-03-31
First Internet Bancorp
filed 2021-05-10
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2021
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

As of May 7, 2021, the registrant had 9,854,002 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: the effects of the COVID-19 global pandemic and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”) and healthcare finance loans, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$4,440	$7,367
Interest-bearing deposits	411,765	412,439
Total cash and cash equivalents	416,205	419,806
Securities available-for-sale, at fair value (amortized cost of $463,947 and $497,004 in 2021 and 2020, respectively)	462,376	497,628
Securities held-to-maturity, at amortized cost (fair value of $69,383 and $69,452 in 2021 and 2020, respectively)	68,190	68,223
Loans held-for-sale (includes $21,961 and $26,341 at fair value in 2021 and 2020, respectively)	30,235	39,584
Loans	3,058,694	3,059,231
Allowance for loan losses	(30,642)	(29,484)
Net loans	3,028,052	3,029,747
Accrued interest receivable	16,433	17,416
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	38,185	37,952
Premises and equipment, net	42,381	37,590
Goodwill	4,687	4,687
Servicing asset, at fair value	3,817	3,569
Accrued income and other assets	52,359	64,304
Total assets	$4,188,570	$4,246,156
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$100,700	$96,753
Interest-bearing deposits	3,116,903	3,174,132
Total deposits	3,217,603	3,270,885
Advances from Federal Home Loan Bank	514,917	514,916
Subordinated debt, net of unamortized debt issuance costs of $2,206 and $2,397 in 2021 and 2020, respectively	69,794	79,603
Accrued interest payable	1,418	1,439
Accrued expenses and other liabilities	40,272	48,369
Total liabilities	3,844,004	3,915,212
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,823,831 and 9,800,569 shares issued and outstanding in 2021 and 2020, respectively	221,911	221,408
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	136,575	126,732
Accumulated other comprehensive loss	(13,920)	(17,196)
Total shareholders’ equity	344,566	330,944
Total liabilities and shareholders’ equity	$4,188,570	$4,246,156

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Income
Loans	$30,885	$30,408
Securities – taxable	1,779	3,619
Securities – non-taxable	281	572
Other earning assets	335	1,645
Total interest income	33,280	36,244
Interest Expense
Deposits	8,628	17,208
Other borrowed funds	4,127	4,018
Total interest expense	12,755	21,226
Net Interest Income	20,525	15,018
Provision for Loan Losses	1,276	1,461
Net Interest Income After Provision for Loan Losses	19,249	13,557
Noninterest Income
Service charges and fees	266	212
Loan servicing revenue	422	251
Loan servicing asset revaluation	(155)	(179)
Mortgage banking activities	5,750	3,668
Gain on sale of loans	1,723	1,801
Gain on sale of securities	—	41
Other	369	417
Total noninterest income	8,375	6,211
Noninterest Expense
Salaries and employee benefits	9,492	7,774
Marketing, advertising and promotion	680	375
Consulting and professional services	986	1,177
Data processing	462	375
Loan expenses	534	599
Premises and equipment	1,601	1,625
Deposit insurance premium	425	485
Other	1,137	1,076
Total noninterest expense	15,317	13,486
Income Before Income Taxes	12,307	6,282
Income Tax Provision	1,857	263
Net Income	$10,450	$6,019
Income Per Share of Common Stock
Basic	$1.06	$0.62
Diluted	$1.05	$0.62
Weighted-Average Number of Common Shares Outstanding
Basic	9,899,230	9,721,485
Diluted	9,963,036	9,750,528
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$10,450	$6,019
Other comprehensive income (loss)
Net unrealized holding gains on securities available-for-sale recorded within other comprehensive (loss) income before income tax	(2,195)	6,299
Reclassification adjustment for gains realized	—	(41)
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	6,280	(13,458)
Other comprehensive income (loss) before income tax	4,085	(7,200)
Income tax provision (benefit)	809	(1,525)
Other comprehensive income (loss)	3,276	(5,675)
Comprehensive income	$13,726	$344

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2021 and 2020
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	10,450	—	10,450
Other comprehensive income	—	—	3,276	3,276
Dividends declared ($0.06 per share)	—	(607)	—	(607)
Recognition of the fair value of share-based compensation	692	—	—	692
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	6	—	—	6
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, March 31, 2021	$221,911	$136,575	$(13,920)	$344,566

Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	6,019	—	6,019
Other comprehensive loss	—	—	(5,675)	(5,675)
Dividends declared ($0.06 per share)	—	(600)	—	(600)
Recognition of the fair value of share-based compensation	555	—	—	555
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	8	—	—	8
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, March 31, 2020	$219,893	$105,100	$(19,866)	$305,127

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$10,450	$6,019
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	283	1,644
Increase in cash surrender value of bank-owned life insurance	(233)	(236)
Provision for loan losses	1,276	1,461
Share-based compensation expense	692	555
Loss on sale of available-for-sale securities	—	(41)
Loans originated for sale	(223,880)	(215,385)
Proceeds from sale of loans	241,589	225,547
Gain on loans sold	(9,222)	(6,144)
Decrease (increase) in fair value of loans held-for-sale	862	(316)
Gain on derivatives	881	1,163
Net change in servicing asset	(248)	66
Net change in accrued income and other assets	10,695	(40,479)
Net change in accrued expenses and other liabilities	(2,012)	311
Net cash provided by ( used in) operating activities	31,133	(25,835)
Investing Activities
Net loan activity, excluding purchases	47,653	(1,305)
Maturities and calls of securities available-for-sale	55,901	30,851
Proceeds from sale of securities available-for-sale	—	795
Purchase of securities available-for-sale	(21,279)	(95,835)
Purchase of premises and equipment	(5,697)	(4,856)
Loans purchased	(47,234)	(97,306)
Net proceeds from sale of portfolio loans	—	193,533
Net cash provided by investing activities	29,344	25,877
Financing Activities
Net increase in deposits	(53,282)	24,543
Cash dividends paid	(601)	(585)
Repayment of subordinated debt	(10,000)	—
Proceeds from advances from Federal Home Loan Bank	110,000	110,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(110,000)
Other, net	(195)	(93)
Net cash (used in) provided by financing activities	(64,078)	23,865
Net (Decrease) Increase in Cash and Cash Equivalents	(3,601)	23,907
Cash and Cash Equivalents, Beginning of Period	419,806	327,361
Cash and Cash Equivalents, End of Period	$416,205	$351,268
Supplemental Disclosures
Cash paid during the period for interest	12,777	21,699
Cash paid during the period for taxes	10	—
Loans transferred to held-for-sale from portfolio	—	192,768
Cash dividends declared, paid in subsequent period	592	585
Securities purchased during the period, settled in subsequent period	2,035	—
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	—	4,479
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other period. The March 31, 2021 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2020.

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

Certain reclassifications have been made to the 2020 financial statements to conform to the presentation of the 2021 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Basic earnings per share
Net income	$10,450	$6,019
Weighted-average common shares	9,899,230	9,721,485
Basic earnings per common share	$1.06	$0.62
Diluted earnings per share
Net income	$10,450	$6,019
Weighted-average common shares	9,899,230	9,721,485
Dilutive effect of equity compensation	63,806	29,043
Weighted-average common and incremental shares	9,963,036	9,750,528
Diluted earnings per common share (1)	$1.05	$0.62
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were no weighted-average antidilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2021 and 8,575 weighted-average antidilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2020.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$60,815	$227	$(1,564)	$59,478
Municipal securities	79,168	530	(490)	79,208
Agency mortgage-backed securities	229,981	2,927	(4,090)	228,818
Private label mortgage-backed securities	40,550	557	(1)	41,106
Asset-backed securities	5,000	6	—	5,006
Corporate securities	48,433	869	(542)	48,760
Total available-for-sale	$463,947	$5,116	$(6,687)	$462,376

	March 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,560	$549	$—	$15,109
Corporate securities	53,630	720	(76)	54,274
Total held-to-maturity	$68,190	$1,269	$(76)	$69,383

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$432	$(1,652)	$60,545
Municipal securities	82,757	463	(731)	82,489
Agency mortgage-backed securities	241,795	4,591	(2,465)	243,921
Private label mortgage-backed securities	57,268	850	(2)	58,116
Asset-backed securities	5,000	—	(39)	4,961
Corporate securities	48,419	771	(1,594)	47,596
Total available-for-sale	$497,004	$7,107	$(6,483)	$497,628

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,571	$746	$—	$15,317
Corporate securities	53,652	610	(127)	54,135
Total held-to-maturity	$68,223	$1,356	$(127)	$69,452

The carrying value of securities at March 31, 2021 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$500	$530
One to five years	29,412	26,876
Five to ten years	74,218	73,751
After ten years	84,286	86,289
	188,416	187,446
Agency mortgage-backed securities	229,981	228,818
Private label mortgage-backed securities	40,550	41,106
Asset-backed securities	5,000	5,006
Total	$463,947	$462,376

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$3,379	$3,528
Five to ten years	52,617	53,465
After ten years	12,194	12,390
Total	$68,190	$69,383

There were no gross gains or losses resulting from sale of available-for-sale securities during the three months ended March 31, 2021. There were less than $0.1 million gross gains resulting from sales of available securities during the three months ended March 31, 2020.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2021 and December 31, 2020 was $247.3 million and $226.5 million, which was approximately 47% and 40%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2021, the Company’s security portfolio consisted of 437 securities, of which 146 were in an unrealized loss position. The unrealized losses are related to the categories noted below. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,919	$(81)	$49,737	$(1,483)	$52,656	$(1,564)
Municipal securities	60,936	(490)	—	—	60,936	(490)
Agency mortgage-backed securities	107,821	(3,660)	8,023	(430)	115,844	(4,090)
Private label mortgage-backed securities	1,980	(1)	—	—	1,980	(1)
Corporate securities	—	—	9,458	(542)	9,458	(542)
Total	$173,656	$(4,232)	$67,218	$(2,455)	$240,874	$(6,687)

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$6,449	$(76)	$—	$—	$6,449	$(76)
Total	$6,449	$(76)	$—	$—	$6,449	$(76)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$52,351	$(1,652)	$52,351	$(1,652)
Municipal securities	18,731	(114)	23,519	(617)	42,250	(731)
Agency mortgage-backed securities	38,987	(276)	45,297	(2,189)	84,284	(2,465)
Private label mortgage-backed securities	1,277	(1)	558	(1)	1,835	(2)
Asset-backed securities	—	—	4,961	(39)	4,961	(39)
Corporate securities	—	—	20,406	(1,594)	20,406	(1,594)
Total	$58,995	$(391)	$147,092	$(6,092)	$206,087	$(6,483)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	17,456	(126)	2,999	(1)	20,455	(127)
Total	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)

There were no amounts reclassified form accumulated other comprehensive loss to the condensed consolidated statements of income during the three months ended March 31, 2021. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three months ended March 31, 2020 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components		Affected Line Item in the Statements of Income
	Three Months Ended March 31, 2020
Realized gains on securities available-for-sale
Gain realized in earnings	$41	Gain on sale of securities
Total reclassified amount before tax	41	Income Before Income Taxes
Tax expense	11	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$30	Net Income

Note 4:        Loans

Loan balances as of March 31, 2021 and December 31, 2020 are summarized in the table below. Categories of loans include:

(in thousands)	March 31, 2021	December 31, 2020
Commercial loans
Commercial and industrial	$71,835	$75,387
Owner-occupied commercial real estate	87,930	89,785
Investor commercial real estate	14,832	13,902
Construction	123,483	110,385
Single tenant lease financing	941,322	950,172
Public finance	637,600	622,257
Healthcare finance	510,237	528,154
Small business lending	132,490	125,589
Total commercial loans	2,519,729	2,515,631
Consumer loans
Residential mortgage	190,148	186,787
Home equity	17,949	19,857
Other consumer	270,209	275,692
Total consumer loans	478,306	482,336
Total commercial and consumer loans	2,998,035	2,997,967
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	60,659	61,264
Total loans	3,058,694	3,059,231
Allowance for loan losses	(30,642)	(29,484)
Net loans	$3,028,052	$3,029,747

(1) Includes carrying value adjustments of $41.6 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2021 and $42.7 million related to interest rate swaps associated with public finance loans as of December 31, 2020.

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

The following tables present changes in the balance of the ALLL during the three months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31, 2021
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$434	$—	$82	$1,662
Owner-occupied commercial real estate	1,082	(53)	—	—	1,029
Investor commercial real estate	155	14	—	—	169
Construction	1,192	228	—	—	1,420
Single tenant lease financing	12,990	188	—	—	13,178
Public finance	1,732	16	—	—	1,748
Healthcare finance	7,485	270	—	—	7,755
Small business lending	628	147	(79)	4	700
Residential mortgage	519	77	—	5	601
Home equity	48	58	(51)	2	57
Other consumer	2,507	(103)	(181)	100	2,323
Total	$29,484	$1,276	$(311)	$193	$30,642

	Three Months Ended March, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$346	$(197)	$—	$1,670
Owner-occupied commercial real estate	561	84	—	—	645
Investor commercial real estate	109	19	—	—	128
Construction	380	80	—	—	460
Single tenant lease financing	11,175	(420)	—	—	10,755
Public finance	1,580	(97)	—	—	1,483
Healthcare finance	3,247	1,071	—	—	4,318
Small business lending	54	203	—	8	265
Residential mortgage	657	(143)	(15)	1	500
Home equity	46	5	—	2	53
Other consumer	2,510	313	(286)	43	2,580
Total	$21,840	$1,461	$(498)	$54	$22,857

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2021 and December 31, 2020.

(in thousands)	Loans			Allowance for Loan Losses
March 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$70,316	$1,519	$71,835	$1,063	$599	$1,662
Owner-occupied commercial real estate	83,664	4,266	87,930	1,029	—	1,029
Investor commercial real estate	14,832	—	14,832	169	—	169
Construction	123,483	—	123,483	1,420	—	1,420
Single tenant lease financing	934,044	7,278	941,322	10,088	3,090	13,178
Public finance	637,600	—	637,600	1,748	—	1,748
Healthcare finance	509,250	987	510,237	7,231	524	7,755
Small business lending(1)	131,625	865	132,490	700	—	700
Residential mortgage	187,845	2,303	190,148	601	—	601
Home equity	17,934	15	17,949	57	—	57
Other consumer	270,182	27	270,209	2,323	—	2,323
Total	$2,980,775	$17,260	$2,998,035	$26,429	$4,213	$30,642
1 Balance of loans individually evaluated for impairment are guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$74,870	$517	$75,387	$1,146	$—	$1,146
Owner-occupied commercial real estate	87,947	1,838	89,785	1,082	—	1,082
Investor commercial real estate	13,902	—	13,902	155	—	155
Construction	110,385	—	110,385	1,192	—	1,192
Single tenant lease financing	942,848	7,324	950,172	9,900	3,090	12,990
Public finance	622,257	—	622,257	1,732	—	1,732
Healthcare finance	527,144	1,010	528,154	7,485	—	7,485
Small business lending	125,589	—	125,589	628	—	628
Residential mortgage	185,241	1,546	186,787	519	—	519
Home equity	19,857	—	19,857	48	—	48
Other consumer	275,642	50	275,692	2,507	—	2,507
Total	$2,985,682	$12,285	$2,997,967	$26,394	$3,090	$29,484

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$54,534	$15,782	$1,519	$71,835
Owner-occupied commercial real estate	78,809	4,855	4,266	87,930
Investor commercial real estate	14,832	—	—	14,832
Construction	123,483	—	—	123,483
Single tenant lease financing	924,082	9,962	7,278	941,322
Public finance	637,600	—	—	637,600
Healthcare finance	508,623	627	987	510,237
Small business lending(1)	123,959	7,666	865	132,490
Total commercial loans	$2,465,922	$38,892	$14,915	$2,519,729
1 Balance in “Substandard” is guaranteed by the U.S. government.

	March 31, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$189,028	$1,120	$190,148
Home equity	17,934	15	17,949
Other consumer	270,186	23	270,209
Total consumer loans	$477,148	$1,158	$478,306

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,138	$732	$517	$75,387
Owner-occupied commercial real estate	84,292	3,655	1,838	89,785
Investor commercial real estate	13,902	—	—	13,902
Construction	110,385	—	—	110,385
Single tenant lease financing	932,830	10,018	7,324	950,172
Public finance	622,257	—	—	622,257
Healthcare finance	526,517	627	1,010	528,154
Small business lending	117,474	2,930	5,185	125,589
Total commercial loans	$2,481,795	$17,962	$15,874	$2,515,631

	December 31, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,604	$1,183	$186,787
Home equity	19,857	—	19,857
Other consumer	275,646	46	275,692
Total consumer loans	$481,107	$1,229	$482,336

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$68	$—	$—	$68	$71,767	$71,835	$1,002	$—
Owner-occupied commercial real estate	—	—	—	—	87,930	87,930	4,266	—
Investor commercial real estate	—	—	—	—	14,832	14,832	—	—
Construction	—	—	—	—	123,483	123,483	—	—
Single tenant lease financing	—	1,100	4,680	5,780	935,542	941,322	7,080	—
Public finance	—	—	—	—	637,600	637,600	—	—
Healthcare finance	—	—	—	—	510,237	510,237	—	—
Small business lending(1)	—	—	865	865	131,625	132,490	865	—
Residential mortgage	—	—	497	497	189,651	190,148	1,120	278
Home equity	—	—	—	—	17,949	17,949	15	—
Other consumer	128	9	12	149	270,060	270,209	23	—
Total	$196	$1,109	$6,054	$7,359	$2,990,676	$2,998,035	$14,371	$278
1 Balance in “90 Days Or More Past Due” is guaranteed by the U.S. government.

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$75,387	$75,387	$—	$—
Owner-occupied commercial real estate	—	—	—	—	89,785	89,785	1,838	—
Investor commercial real estate	—	—	—	—	13,902	13,902	—	—
Construction	—	—	—	—	110,385	110,385	—	—
Single tenant lease financing	—	—	4,680	4,680	945,492	950,172	7,116	—
Public finance	—	—	—	—	622,257	622,257	—	—
Healthcare finance	—	—	—	—	528,154	528,154	—	—
Small business lending	—		—	—	125,589	125,589	—	—
Residential mortgage	49	—	269	318	186,469	186,787	1,183	—
Home equity	—	15	—	15	19,842	19,857	—	—
Other consumer	176	51	5	232	275,460	275,692	46	—
Total	$225	$66	$4,954	$5,245	$2,992,722	$2,997,967	$10,183	$—

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

The following table presents the Company’s impaired loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$517	$517	$—	$517	$517	$—
Owner-occupied commercial real estate	4,266	4,266	—	1,838	1,850	—
Single tenant lease financing	197	197	—	1,315	1,334	—
Healthcare finance	—	—	—	1,010	1,010	—
Small business lending(1)	865	865	—	—	—	—
Residential mortgage	2,303	2,416	—	1,546	1,652	—
Home equity	15	15	—	—	—	—
Other consumer	28	63	—	50	120	—
Total	8,191	8,339	—	6,276	6,483	—
Loans with a specific valuation allowance
Commercial and industrial	1,002	1,002	599	—	—	—
Single tenant lease financing	7,080	7,154	3,090	6,009	6,036	3,090
Healthcare Finance	987	987	524	—	—	—
Total	9,069	9,143	4,213	6,009	6,036	3,090
Total impaired loans	$17,260	$17,482	$4,213	$12,285	$12,519	$3,090
1 Entire balance is guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021		March 30, 2020
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$517	$9	$2,066	$18
Owner-occupied commercial real estate	2,440	—	1,890	2
Single tenant lease financing	151	5	—	—
Healthcare finance	1,008	—	—	—
Small business lending(1)	577	—	3,332	—
Residential mortgage	1,736	4	1,274	—
Home equity	11	—	—	—
Other consumer	37	—	45	—
Total	6,477	18	8,607	20
Loans with a specific valuation allowance
Commercial and industrial	501	—	204	—
Single tenant lease financing	7,148	—	4,680	—
Healthcare Finance	494	12	—	—
Total	8,143	12	4,884	—
Total impaired loans	$14,620	$30	$13,491	$20
1 Entire balance is guaranteed by the U.S. government.

The Company had no residential mortgage other real estate owned as of March 31, 2021 and December 31, 2020. There was one loan for $0.1 million and no loans in the process of foreclosure at March 31, 2021 and December 31, 2020, respectively.

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

There was one residential mortgage loan classified as a new TDR during the three months ended March 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of March 31, 2021. The modifications consisted of interest-only payments for a period of time. There were no loans classified as new TDRs during the three months ended March 31, 2020. There were no performing TDRs that had payment defaults within the twelve months following modification during the three ended March 31, 2021 and 2020, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of March 31, 2021, the Company had 37 loans totaling $14.3 million in non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Land	$2,500	$2,500
Right of use leased asset	351	819
Construction in process	34,221	28,754
Building and improvements	5,962	5,819
Furniture and equipment	10,757	10,671
Less: accumulated depreciation	(11,410)	(10,973)
Total	$42,381	$37,590

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

On February 16, 2021, the Company entered into an agreement to sell its current headquarters and certain equipment currently located in the building to a third party. At March 31, 2021 the net book value of the land, building and improvements was $5.3 million. The sale was completed on April 16, 2021 and as a part of the sale agreement, the buyer has agreed to lease the office building back to the Company through December 31, 2021, with an option to extend up to 90 days beyond that date. The sale price was $8.9 million in cash paid in full at closing. The Bank is expected to continue to sublease substantially all of the office space for the duration of the leaseback arrangement.

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

The following table shows the components of lease expense.

(in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$143	$215

The following table shows supplemental cash flow information related to leases.

(in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158	$231

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

(dollars in thousands)
	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	$351	$819
Operating lease liabilities	351	819

Weighted-average remaining lease term (years)
Operating leases	1.9	2.0

Weighted-average discount rate
Operating leases	2.3%	2.0%

The following table shows the future minimum payments of operating leases with initial or remaining terms of one year or more as of March 31, 2021.

(in thousands)
Twelve months ended March 31, 2021
2022	$1,166
2023	129
2024	31
2025	—
Thereafter	—
Total lease payments	1,326
Less: imputed interest	(8)
Total	$1,318

Note 7:        Goodwill

As of March 31, 2021 and December 31, 2020, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2021.  Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2020. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 8:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 31, 2021 and 2020 are shown in the table below.

(in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Balance, beginning of period	$3,569	$2,481
Additions
Originated and purchased servicing	403	113
Subtractions
Paydowns	(170)	(179)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	15	—
Balance, end of period	$3,817	$2,415

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2021 and December 31, 2020 are shown in the table below.

(in thousands)
	March 31, 2021	December 31, 2020
Loan portfolios serviced for:
SBA guaranteed loans	$179,556	$165,961
Total	$179,556	$165,961

Loan servicing revenue totaled $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.2 million downward valuation for the three months ended March 31, 2021 and 2020.

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

Note 9:        Subordinated Debt

In October 2015, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2025 (the “2025 Note”). The 2025 Note had a fixed interest rate of 6.4375% per year, payable quarterly, and was scheduled to mature on October 1, 2025. The 2025 Note was an unsecured subordinated obligation of the Company and was eligible to be repaid, without penalty, on any interest payment date on or after October 15, 2020. The 2025 Note was intended to qualify as Tier 2 capital under regulatory guidelines. The Company redeemed the 2025 Note on January 4, 2021.

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

In October 2020, the Company, entered into a term loan in the principal amount of $10.0 million, evidenced by term notes due 2030 (the “2030 Notes”). The 2030 Notes initially bears a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 5.795%). The 2030 Notes are an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Notes to redeem the 2025 Note as discussed above.

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes, the 2029 Notes and the 2030 Notes as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	—	—	10,000	(114)
2026 Notes	25,000	(684)	25,000	(715)
2029 Notes	37,000	(1,297)	37,000	(1,337)
2030 Notes	$10,000	$(225)	$10,000	$(231)
Total	$72,000	$(2,206)	$82,000	$(2,397)

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

The Company recorded $0.7 million of share-based compensation expense for the three months ended March 31, 2021, related to awards made under the 2013 Plan. The Company recorded $0.6 million of share-based compensation expense for the three months ended March 31, 2020, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2021, and activity for the three months ended March 31, 2021.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	112,985	$27.76	—	$—	—	$—
Granted	57,150	30.27	12,670	30.13	2	30.85
Vested	(35,745)	30.12	(3,157)	30.13	(2)	30.85
Nonvested at March 31, 2021	134,390	$28.20	9,513	$30.13	—	$—

At March 31, 2021, the total unrecognized compensation cost related to nonvested awards was $3.5 million with a weighted-average expense recognition period of 2.0 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2021.

Deferred Stock Rights
Outstanding, beginning of period	83,835
Granted	175
Exercised	—
Outstanding, end of period	84,010

All deferred stock rights granted during the 2021 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 11:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2021 and December 31, 2020, the Company had outstanding loan commitments totaling approximately $260.8 million and $263.9 million, respectively.

In addition, the Company is a limited partner in a Small Business Investment Company fund (the “SBIC Fund”). As of March 31, 2021, the Company has committed to contribute up to $1.4 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts and change orders in the amount of $66.3 million. As of March 31, 2021, $32.9 million of such contract commitments had not yet been incurred. These commitments are due within twelve months.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2021 or December 31, 2020.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020.

		March 31, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$59,478	$—	$59,478	$—
Municipal securities	79,208	—	79,208	—
Agency mortgage-backed securities	228,818	—	228,818	—
Private label mortgage-backed securities	41,106		41,106	—
Asset-backed securities	5,006	—	5,006	—
Corporate securities	48,760	—	48,760	—
Total available-for-sale securities	462,376	—	462,376	—
Loans held-for-sale (mandatory pricing agreements)	21,961	—	21,961	—
Servicing asset	3,817	—	—	3,817
Interest rate swap agreements	(20,390)	—	(20,390)	—
Forward contracts	721	721	—	—
IRLCs	1,110	—	—	1,110

		December 31, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,545	$—	$60,545	$—
Municipal securities	82,489	—	82,489	—
Agency mortgage-backed securities	243,921	—	243,921	—
Private label mortgage-backed securities	58,116	—	58,116	—
Asset-backed securities	4,961	—	4,961	—
Corporate securities	47,596	—	47,596	—
Total available-for-sale securities	497,628	—	497,628	—
Loans held-for-sale (mandatory pricing agreements)	26,341	—	26,341	—
Servicing asset	3,569	—	—	3,569
Interest rate swap agreements	(17,606)	—	(17,606)	—
Forward contracts	(640)	(640)	—	—
IRLCs	3,361	—	—	3,361

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2021 and 2020.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2021	$3,569	$3,361
Total realized gains
Additions	403	—
Paydowns	(170)	—
Change in fair value	15	(2,251)
Balance, March 31, 2021	3,817	1,110

Balance as of January 1, 2020	$2,481	$910
Total realized gains
Additions	113	—
Paydowns	(179)	—
Change in fair value	—	1,154
Balance, March 31, 2020	$2,415	$2,064

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2021 and December 31, 2020.

		March 31, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$9,069	$—	$—	$9,069

		December 31, 2020
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,026	$—	$—	$4,026
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$9,069	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	1,110	Discounted cash flow	Loan closing rates	68% - 100%	98%
Servicing asset	3,817	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$4,026	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	3,361	Discounted cash flow	Loan closing rates	44% - 100%	87%
Servicing asset	3,569	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2021 or December 31, 2020.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2021 and December 31, 2020.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at March 31, 2021 and December 31, 2020.

	March 31, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$416,205	$416,205	$416,205	$—	$—
Securities held-to-maturity	68,190	69,383	—	69,383	—
Loans held-for-sale (best efforts pricing agreements)	8,273	8,273	—	8,273	—
Net loans	3,028,052	3,049,747	—	—	3,049,747
Accrued interest receivable	16,433	16,433	16,433	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,217,603	3,254,435	1,735,415	—	1,519,020
Advances from Federal Home Loan Bank	514,917	533,138	—	533,138	—
Subordinated debt	69,794	74,736	64,566	10,170	—
Accrued interest payable	1,418	1,418	1,418	—	—

	December 31, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$419,806	$419,806	$419,806	$—	$—
Securities held-to-maturity	68,223	69,452	—	69,452	—
Loans held-for-sale (best efforts pricing agreements)	13,243	13,243	—	13,243	—
Net loans	3,029,747	3,084,375	—	—	3,084,375
Accrued interest receivable	17,416	17,416	17,416	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,270,885	3,307,038	1,679,164	—	1,627,874
Advances from Federal Home Loan Bank	514,916	541,945	—	541,945	—
Subordinated debt	79,603	83,682	63,325	20,357	—
Accrued interest payable	1,439	1,439	1,439	—	—

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

During the three months ended March 31, 2021 and 2020, the Company originated mortgage loans held-for-sale of $223.9 million and $215.4 million, respectively, and sold $241.6 million and $225.5 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Gain on loans sold	$7,499	$4,343
(Loss) gain resulting from the change in fair value of loans held-for-sale	(862)	316
Gain resulting from the change in fair value of derivatives	(887)	(991)
Net revenue from mortgage banking activities	$5,750	$3,668

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2021 and December 31, 2020.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Securities available-for-sale (1)	79,164	124,210	2,989	6,064
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million and $88.2 million, at March 31, 2021 and December 31, 2020.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) March 31, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	3.6	$(2,992)	3-month LIBOR	2.33%
Total at March 31, 2021	$50,000	3.6	$(2,992)	3-month LIBOR	2.33%

In March 2021, the Company terminated fair value hedging relationships with a notional value of $38.2 million associated with agency mortgage-backed securities available-for-sale, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding securities fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated securities.

(dollars in thousands) December 31, 2020	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	88,200	3.1	(6,072)	3-month LIBOR	2.54%
Total at December 31, 2020	$88,200	3.1	$(6,072)	3-month LIBOR	2.54%

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.86 years as of March 31, 2021.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2021 and December 31, 2020.

(dollars in thousands) March 31, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.8	$(10,638)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.7	(6,760)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.1	$(15,727)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3	(7,951)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $23.4 million and $30.6 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at March 31, 2021 and December 31, 2020, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$70,230	$1,110	$108,095	$3,361
Forward contracts	81,500	721	—	—
Total contracts	$151,730	$1,831	$108,095	$3,361
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$—	$—
Interest rate swaps associated with securities available-for-sale	50,000	(2,992)	88,200	(6,072)
Interest rate swaps associated with liabilities	210,000	(17,398)	210,000	(23,678)
Derivatives not designated as hedging instruments
Forward contracts	—	—	107,500	(640)
Total contracts	$260,000	$(20,390)	$405,700	$(30,390)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2021 and 2020.

	Amount of Gain (Loss )Recognized in Other Comprehensive Income (Loss) in The Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Interest rate swap agreements	$6,280	$(13,458)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(2,251)	$1,154
Forward contracts	1,361	—

Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$(2,145)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three months ended March 31, 2021 and 2020.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended
	March 31, 2021	March 31, 2020
Interest income
Loans	$—	$(1,224)
Securities - taxable	(253)	(91)
Securities - non-taxable	(266)	(67)
Total interest income	(519)	(1,382)
Interest expense
Deposits	678	307
Other borrowed funds	730	322
Total interest expense	1,408	629
Net interest income	$(1,927)	$(2,011)

Note 15:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended March 31, 2021 and 2020, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2021	$468	$(17,664)	$(17,196)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(2,195)	6,280	4,085
Other comprehensive (loss) gain before tax	(2,195)	6,280	4,085
Income tax (benefit) provision	(508)	1,317	809
Other comprehensive (loss) income - net of tax	$(1,687)	$4,963	$3,276
Balance, March 31, 2021	$(1,219)	$(12,701)	$(13,920)

Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	6,299	(13,458)	(7,159)
Reclassification of net loss realized and included in earnings	(41)	—	(41)
Other comprehensive income (loss) before tax	6,258	(13,458)	(7,200)
Income tax provision (benefit)	2,109	(3,634)	(1,525)
Other comprehensive income (loss) - net of tax	4,149	(9,824)	(5,675)
Balance, March 31, 2020	$(239)	$(19,627)	$(19,866)

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

The Company expects to adopt this guidance on January 1, 2023 and is currently evaluating the impact of the amendments on the Company’s condensed consolidated financial statements. The Company currently cannot determine or reasonably quantify the impact of the adoption of the amendments due to the complexity and extensive changes. The Company intends to develop processes and procedures prior to the effective date to ensure it is fully compliant with the amendments at the adoption date. The Company has formed an implementation committee and has engaged a third-party consultant to assist in developing current expected credit losses (“CECL”) models using appropriate methodologies.

ASU 2019-04 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (April 2019)

The amendments in this ASU clarify or correct the guidance in ASC Topic 326, Topic 815 and Topic 825. With respect to Topic 326, ASU 2019-04 addresses a number of issues as it relates to the CECL standard including consideration of accrued interest, recoveries, variable-rate financial instruments, prepayments, extension and renewal options, among other things, in the measurement of expected credit losses. The amendments to Topic 326 have the same effective dates as ASU 2016-13 and the Company is currently evaluating the potential impact of these amendments on the condensed consolidated financial statements. With respect to Topic 815, ASU 2019-04 clarifies issues related to partial-term hedges, hedged debt securities, and transitioning from a quantitative method of assessing hedge effectiveness to a more simplified method. The amendments to Topic 815 were effective for interim and annual reporting periods beginning after December 15, 2019 and did not have a material impact on the condensed consolidated financial statements. With respect to Topic 825, ASU 2019-04 addresses the scope of the guidance, the requirement for remeasurement under ASC Topic 820 when using the measurement alternative, certain disclosure requirements, and which equity securities must be remeasured at historical exchanges rates. The amendments to Topic 825 were effective for interim and annual reporting periods beginning after December 15, 2019 and did not have a material impact on the condensed consolidated financial statements.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

In March 2020 in connection with the implementation of the CARES Act and related provisions, the Company adopted the temporary relief issued under the CARES Act, thereby suspending the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19. Section 4013 of the CARES Act specifies that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. See the “Non-TDR Loan Modifications due to COVID-19” section of Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on     Financial Reporting (March 2020)

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from the LIBORon financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. The guidance is effective March 12, 2020 through December 31, 2022. The Company believes the adoption of this guidance will not have a material impact on the condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

    The Bank has three wholly owned subsidiaries. First Internet Public Finance Corp. provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, which manages other real estate owned (“OREO”) properties as needed; and SPF15, Inc., which was established to acquire and hold real estate.

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

In 2018, we identified small business as an area for potential growth in revenue, loans and deposits. We believe that we can differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We have hired and continue to recruit experienced small business sales, credit and operations personnel to expand our capabilities in small business lending and U.S. government guaranteed lending programs. As this business scales up, we expect it will drive increased earnings and profitability in future periods.

COVID-19 Pandemic

    Throughout the coronavirus pandemic (“COVID-19”), our top priority has been the health of our team and clients. As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. Most of our employees who worked remotely during the earlier stages of the pandemic have returned to the office. We have implemented social distancing policies, require our employees to wear masks while at work and increased cleaning frequency and protocols at all Company locations. Management continues to assess the evolving health and safety situations at local and regional levels. Our plans remain flexible to adapt as these situations evolve.

COVID-19 impacted our business during 2020 as the low interest rate environment following Federal Reserve rate cuts in the first quarter 2020 reduced the yield on interest-earning assets but also allowed us to reprice our interest-bearing deposits significantly lower, which provided an increase to net interest income. Additionally, the low interest rate environment has driven residential mortgage rates to historically low levels, which continued to benefit our mortgage business.

In 2021, federal, state and local governments have continued to take additional steps to reopen and stimulate economies. We are optimistic that the nationwide rollout of vaccinations coupled with elevated government spending will help mitigate any significant negative effects from the pandemic on our business and credit quality. However, should economic conditions worsen to levels experienced in 2020, our business and credit quality could be adversely affected.

Results of Operations

During the first quarter 2021, net income was $10.5 million, or $1.05 per diluted share, compared to the first quarter 2020 net income of $6.0 million, or $0.62 per diluted share, representing an increase in net income of $4.4 million, or 73.6%.

The $4.4 million increase in net income in the first quarter 2021 compared to the first quarter 2020 was due primarily to an increase of $5.5 million, or 36.7%, in net interest income, an increase of $2.2 million, or 34.8%, in noninterest income and a $0.2 million, or 12.7%, decrease in provision for loan losses, partially offset by a $1.8 million, or 13.6%, increase in noninterest expense and an increase of $1.6 million, or 606.1%, in income tax expense.

During the first quarter 2021, return on average assets and return on average shareholders’ equity were 1.02% and 12.61%, respectively, compared to 0.59% and 7.78%, respectively, for the first quarter 2020. Additionally, for the three months ended March 31, 2021, return on average tangible common equity was 12.79% compared to 7.90% for the three months ended March 31, 2020. These profitability ratios improved during 2021 as net income growth of 73.6% outpaced total average balance sheet growth of 1.8%, as well as average shareholders’ equity growth of 8.0% and average tangible common equity growth of 8.1%. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

(dollars in thousands)	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,079,130	$30,885	4.07%	$3,104,251	$30,930	3.96%	$2,977,994	$30,408	4.11%
Securities - taxable	461,300	1,779	1.56%	492,573	1,988	1.61%	531,046	3,619	2.74%
Securities - non-taxable	87,129	281	1.31%	89,852	318	1.41%	99,833	572	2.30%
Other earning assets	446,045	335	0.30%	532,466	407	0.30%	415,927	1,645	1.59%
Total interest-earning assets	4,073,604	33,280	3.31%	4,219,142	33,643	3.17%	4,024,800	36,244	3.62%

Allowance for loan losses	(29,884)			(27,805)			(22,059)
Noninterest-earning assets	129,553			124,870			97,191
Total assets	$4,173,273			$4,316,207			$4,099,932

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$180,746	$133	0.30%	$165,815	$156	0.37%	$122,925	$219	0.72%
Regular savings accounts	46,035	40	0.35%	49,209	54	0.44%	30,345	78	1.03%
Money market accounts	1,369,626	1,391	0.41%	1,369,543	1,655	0.48%	866,605	3,743	1.74%
Certificates and brokered deposits	1,519,580	7,064	1.89%	1,673,702	8,712	2.07%	2,069,170	13,168	2.56%
Total interest-bearing deposits	3,115,987	8,628	1.12%	3,258,269	10,577	1.29%	3,089,045	17,208	2.24%
Other borrowed funds	583,780	4,127	2.87%	591,806	4,201	2.82%	584,465	4,018	2.76%
Total interest-bearing liabilities	3,699,767	12,755	1.40%	3,850,075	14,778	1.53%	3,673,510	21,226	2.32%
Noninterest-bearing deposits	90,764			86,836			60,456
Other noninterest-bearing liabilities	46,774			55,832			54,961
Total liabilities	3,837,305			3,992,743			3,788,927

Shareholders’ equity	335,968			323,464			311,005
Total liabilities and shareholders’ equity	$4,173,273			$4,316,207			$4,099,932

Net interest income		$20,525			$18,865			$15,018

Interest rate spread [1]			1.91%			1.64%			1.30%
Net interest margin [2]			2.04%			1.78%			1.50%
Net interest margin - FTE [3]			2.18%			1.91%			1.65%
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

(dollars in thousands)	Three Months Ended March 31, 2021 vs. December 31, 2020 Due to Changes in			Three Months Ended March 31, 2021 vs. March 31, 2020 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(1,551)	$1,506	$(45)	$2,222	$(1,745)	$477
Securities – taxable	(140)	(69)	(209)	(430)	(1,410)	(1,840)
Securities – non-taxable	(11)	(26)	(37)	(66)	(225)	(291)
Other earning assets	(72)	—	(72)	772	(2,082)	(1,310)
Total	(1,774)	1,411	(363)	2,498	(5,462)	(2,964)

Interest expense
Interest-bearing deposits	(485)	(1,464)	(1,949)	1,040	(9,620)	(8,580)
Other borrowed funds	(288)	214	(74)	(34)	143	109
Total	(773)	(1,250)	(2,023)	1,006	(9,477)	(8,471)

(Decrease) increase in net interest income	$(1,001)	$2,661	$1,660	$1,492	$4,015	$5,507

Net interest income for the first quarter 2021 was $20.5 million, an increase of $5.5 million, or 36.7%, compared to $15.0 million for the first quarter 2020. The increase in net interest income was the result of an $8.5 million, or 39.9%, decrease in total interest expense to $12.8 million for the first quarter 2021 from $21.2 million for the first quarter 2020. The decrease in total interest expense was partially offset by a $3.0 million, or 8.2%, decrease in total interest income to $33.3 million for the first quarter 2021 from $36.2 million for the first quarter 2020.

The decrease in total interest income for the first quarter 2021 compared to the first quarter 2020 was due to decreases in interest earned on securities and other earning assets, but partially offset by an increase in interest earned on loans. Interest income earned on securities decreased $2.1 million, or 50.9%, due to a decline of 115 basis points (“bps”) in the yield earned on securities, as well as a decrease of $82.5 million, or 13.1%, in the average balance of securities. The decrease in the average balance of securities was driven primarily by prepayments and maturities in private label mortgage-backed securities and agency mortgage-backed securities and early redemptions and maturities in municipal securities, as well as a decrease in purchases of securities. Interest income earned on other earning assets declined $1.3 million, or 79.6%, due mainly to a 129 bp decline in the yield earned on these assets, partially offset by an increase of $30.1 million, or 7.2%, in the average balance of other earning assets. The increase in the average balance of other earning assets was due primarily to higher cash balances driven by growth in the average balance of deposits. Interest income earned on loans increased $0.5 million, or 1.6%, due primarily to an increase of $101.1 million, or 3.4%, in average loan balances, partially offset by a decline of 4 bps in the yield earned on average loan balances. The increase in average loan balances was due primarily to growth in the healthcare finance, construction and small business lending portfolios, which included loans originated through the Paycheck Protection Program (“PPP”), but partially offset by a decrease in the average balance of single tenant lease financing, public finance and commercial, and industrial loan balances.

Overall, the yield on interest-earning assets for the first quarter 2021 declined 31 bps to 3.31% from 3.62% for the first quarter 2020. The decline in the yield earned on interest-earning assets was due to the continued decrease in market interest rates from the year-ago period. Interest rates began declining in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. The decline in interest rates negatively impacted the yields earned on variable rate loans, new loan originations, and securities and cash balances throughout the first quarter 2021.

The decrease in total interest expense for the first quarter 2021 compared to the first quarter 2020 was due primarily to a decrease in interest expense related to certificates and brokered deposits and money market accounts. Interest expense on certificates and brokered deposits decreased $6.1 million, or 46.4%, due to a decline of 67 bps in the cost of these deposits as well as a $549.6 million, or 26.6%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $2.4 million, or 62.8%, was driven by a decline of 133 bps in the cost of these deposits, partially offset by an increase of $503.0 million, or 58.0%, in the average balance of these deposits. Average money market balances increased from the year ago period due primarily to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19.

Overall, the cost of total interest-bearing liabilities for the first quarter 2021 declined 92 bps to 1.40% from 2.32% for the first quarter 2020. Similar to asset yields, the declines in the cost of funds were due to the continued decrease in market interest rates from the year-ago period. The sharp declines in both short- and long-term interest rates due to COVID-19 have allowed the Company to reprice all of its deposit products at lower rates. Furthermore, a shift in the deposit composition from higher cost certificates and brokered deposits to lower cost money market accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 2.04% for the first quarter 2021 compared to 1.50% for the first quarter 2020. On a fully-taxable equivalent basis, NIM was 2.18% for the first quarter 2021 compared to 1.65% for the first quarter 2020. The increase in net interest margin was due primarily to the 92 bp decrease in the cost of interest-bearing liabilities, but was partially offset by the 31 bp decrease in the yield on interest-earning assets. The decline in the cost of interest-bearing liabilities and yield earned on interest-earning assets was due primarily to the continued decrease in market interest rates from the year-ago period. Interest rates declined significantly in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. During this time, variable rate assets tied to market interest rates repriced faster than deposits. However, as the pace of short-term market interest rate declines slowed over the course of 2020 and into 2021, the Company believes that yields on interest-earning assets have largely stabilized. Furthermore, the Company has approximately $807.0 million of certificates and brokered deposits with a weighted average cost of 1.58% that mature over the next twelve months. As the weighted average of cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline in 2021.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

(in thousands)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Service charges and fees	$266	$206	$224	$182	$212
Loan servicing revenue	422	379	274	255	251
Loan servicing asset revaluation	(155)	(60)	(103)	(90)	(179)
Mortgage banking activities	5,750	7,987	9,630	3,408	3,668
Gain on sale of loans	1,723	3,702	2,033	762	1,801
Gain on sale of securities	—	—	98	—	41
Other	369	443	339	456	417
Total noninterest income	$8,375	$12,657	$12,495	$4,973	$6,211

During the first quarter 2021, noninterest income was $8.4 million, representing an increase of $2.2 million, or 34.8%, compared to $6.2 million for the first quarter 2020. The increase in noninterest income was due primarily to increases in revenue from mortgage banking activities and loan servicing revenue of $2.1 million and $0.2 million, respectively. The increase in mortgage banking revenue was due mainly to higher gain-on-sale margins. The increase in loan servicing revenue was due to an increase in the balance of the Company’s SBA 7(a) servicing portfolio.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

(in thousands)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Salaries and employee benefits	$9,492	$9,135	$9,533	$7,789	$7,774
Marketing, advertising and promotion	680	443	426	411	375
Consulting and professional services	986	788	614	932	1,177
Data processing	462	426	388	339	375
Loan expenses	534	630	408	399	599
Premises and equipment	1,601	1,601	1,568	1,602	1,625
Deposit insurance premium	425	450	440	435	485
Write-down of other real estate owned	—	—	2,065	—	—
Other	1,137	1,040	970	1,337	1,076
Total noninterest expense	$15,317	$14,513	$16,412	$13,244	$13,486

Noninterest expense for the first quarter 2021 was $15.3 million, compared to $13.5 million for the first quarter 2020. The increase of $1.8 million, or 13.6%, compared to the first quarter 2020 was due primarily to increases of $1.7 million in salaries and employee benefits and $0.3 million in marketing, advertising and promotion but partially offset by a $0.2 million decrease in consulting and professional fees. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform, as well as increased mortgage and small business lending incentive compensation. The increase in marketing, advertising and promotion was due primarily to increased digital marketing initiatives related to deposits. The decrease in consulting and professional services is primarily related to a decrease in routine legal costs. Additionally, during the first quarter 2021, and reflected in other noninterest expense, the Company made a $0.3 million contribution to a foundation that supports not-for-profit organizations and community-based initiatives in Hamilton County, Indiana.

Income tax provision was $1.9 million for the first quarter 2021, resulting in an effective tax rate of 15.1%, compared to $0.3 million and an effective tax rate of 4.2% for the first quarter 2020. The increase in income tax provision for the first quarter 2021 compared to the first quarter 2020 was due primarily to the increase in pre-tax earnings driven by increased net interest income, as well as a higher proportion of taxable revenue from mortgage banking. Additionally, the lower income tax provision and effective tax rate during the year ago period was impacted by the passage of the CARES Act, which was signed into law on March 27, 2020, and provided the Company the ability to carryback certain federal net operating losses in the first quarter 2020.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total assets	$4,188,570	$4,246,156	$4,333,624	$4,324,600	$4,168,146
Loans	3,058,694	3,059,231	3,012,914	2,973,674	2,892,093
Total securities	530,566	565,851	596,565	657,312	675,013
Loans held-for-sale	30,235	39,584	76,208	38,813	52,394
Noninterest-bearing deposits	100,700	96,753	86,088	82,864	70,562
Interest-bearing deposits	3,116,903	3,174,132	3,286,303	3,297,925	3,107,944
Total deposits	3,217,603	3,270,885	3,372,391	3,380,789	3,178,506
Advances from Federal Home Loan Bank	514,917	514,916	514,914	514,913	514,911
Total shareholders’ equity	344,566	330,944	318,102	307,711	305,127

Total assets decreased $57.6 million, or 1.4%, to $4.2 billion at March 31, 2021 compared to $4.2 billion at December 31, 2020. This was driven by a $53.3 million, or 1.6%, decrease in deposit balances, which includes a $114.6 million, or 8.9% decrease in certificates of deposits and a $46.9 million, or 3.5%, increase in money market account balances.

As of March 31, 2021, total shareholders’ equity was $344.6 million, an increase of $13.6 million, or 4.1%, compared to December 31, 2020, due primarily to the net income earned during the period, as well as a decrease in accumulated other comprehensive loss. Tangible common equity totaled $339.9 million as of March 31, 2021, representing an increase of $13.6 million, or 4.2%, compared to December 31, 2020. As both total shareholders’ equity and tangible common equity increased, while both total assets and tangible assets decreased 1.4%, the ratio of total shareholders’ equity to total assets increased to 8.23% as of March 31, 2021 from 7.79% as of December 31, 2020 and the ratio of tangible common equity to tangible assets increased to 8.12% as of March 31, 2021 from 7.69% as of December 31, 2020.

Book value per common share increased 3.8% to $35.07 as of March 31, 2021 from $33.77 as of December 31, 2020. Tangible book value per share increased 3.9% to $34.60 as of March 31, 2021 from $33.29 as of December 31, 2020. The growth in both book value per common share and tangible book value per share reflects the growth in total shareholders’ equity and tangible common equity while total common shares outstanding increased slightly from December 31, 2020. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Commercial loans
Commercial and industrial	$71,835	2.3%	$75,387	2.5%	$77,116	2.6%	$81,687	2.7%	$95,227	3.3%
Owner-occupied commercial real estate	87,930	2.9%	89,785	2.9%	89,095	3.0%	86,897	2.9%	74,737	2.6%
Investor commercial real estate	14,832	0.5%	13,902	0.5%	13,084	0.4%	13,286	0.4%	13,421	0.5%
Construction	123,483	4.0%	110,385	3.6%	92,154	3.1%	77,591	2.6%	64,581	2.2%
Single tenant lease financing	941,322	30.8%	950,172	31.1%	960,505	31.9%	980,292	33.0%	972,275	33.6%
Public finance	637,600	20.8%	622,257	20.3%	625,638	20.8%	647,107	21.8%	627,678	21.7%
Healthcare finance	510,237	16.8%	528,154	17.3%	461,740	15.3%	380,956	12.8%	372,266	12.9%
Small business lending	132,490	4.3%	125,589	4.1%	123,168	4.1%	118,526	4.0%	67,275	2.3%
Total commercial loans	2,519,729	82.4%	2,515,631	82.3%	2,442,500	81.2%	2,386,342	80.2%	2,287,460	79.1%
Consumer loans
Residential mortgage	190,148	6.2%	186,787	6.1%	203,041	6.7%	208,728	7.0%	218,730	7.6%
Home equity	17,949	0.6%	19,857	0.6%	22,169	0.7%	22,640	0.8%	23,855	0.8%
Other consumer	270,209	8.8%	275,692	9.0%	282,450	9.3%	291,632	9.8%	296,605	10.2%
Total consumer loans	478,306	15.6%	482,336	15.7%	507,660	16.7%	523,000	17.6%	539,190	18.6%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	60,659	2.0%	61,264	2.0%	62,754	2.1%	64,332	2.2%	65,443	2.3%
Total loans	3,058,694	100.0%	3,059,231	100.0%	3,012,914	100.0%	2,973,674	100.0%	2,892,093	100.0%
Allowance for loan losses	(30,642)		(29,484)		(26,917)		(24,465)		(22,857)
Net loans	$3,028,052		$3,029,747		$2,985,997		$2,949,209		$2,869,236

(1) Includes carrying value adjustments of $41.6 million, $42.7 million, $44.3 million and $46.0 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively, and $44.6 million related to interest rate swaps associated with public finance loans as of March 31, 2020.

Total loans were $3.1 billion as of March 31, 2021, relatively consistent with December 31, 2020. Total commercial loan balances were $2.5 billion as of March 31, 2021, up $4.1 million, or 0.2%, from December 31, 2020. Compared to December 31, 2020, the growth in commercial loan balances was driven largely by production in public finance, construction and small business lending, but was partially offset by a decrease in healthcare finance and single tenant lease financing balances due to elevated prepayment activity.

Total consumer loan balances were $478.3 million as of March 31, 2021, a decrease of $4.0 million, or 0.8%, compared to December 31, 2020. The slight decline in consumer loan balances from December 31, 2020 was due primarily to increased prepayment activity across the recreational vehicle and trailer portfolios.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Nonaccrual loans
Commercial loans:
Commercial and industrial	$1,002	$—	$117	$299	$218
Owner-occupied commercial real estate	4,266	1,838	1,390	2,066	1,390
Single tenant lease financing	7,080	7,116	7,148	4,680	4,680
Small business lending (1)	865	—	—	—	—
Total commercial loans	13,213	8,954	8,655	7,045	6,288
Consumer loans:
Residential mortgage	1,120	1,183	1,085	1,042	991
Home equity	15	—	—	—	—
Other consumer	23	46	34	108	39
Total consumer loans	1,158	1,229	1,119	1,150	1,030
Total nonaccrual loans	14,371	10,183	9,774	8,195	7,318

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	278	—	—	—	73
Total commercial loans	278	—	—	—	73
Consumer loans:
Residential mortgage	—	—	—	—	51
Other consumer	—	—	—	—	1
Total consumer loans	—	—	—	—	52
Total past due 90 days and accruing loans	278	—	—	—	125

Total nonperforming loans	14,649	10,183	9,774	8,195	7,443

Other real estate owned
Investor commercial real estate	—	—	—	2,065	2,065
Total other real estate owned	—	—	—	2,065	2,065

Other nonperforming assets	29	35	8	44	114

Total nonperforming assets	$14,678	$10,218	$9,782	$10,304	$9,622

Total nonperforming loans to total loans(2)	0.48%	0.33%	0.32%	0.28%	0.26%
Total nonperforming assets to total assets(2)	0.35%	0.24%	0.23%	0.24%	0.23%
Allowance for loan losses to total loans	1.00%	0.96%	0.89%	0.82%	0.79%
Allowance for loan losses to total loans, excluding PPP loans(3)	1.02%	0.98%	0.91%	0.84%	0.79%
Allowance for loan losses to nonperforming loans(2)	209.2%	289.5%	275.4%	298.5%	307.1%

1 Entire balance is guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are 100% guaranteed by the U.S. government.
3 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Troubled debt restructurings – nonaccrual	$2,606	$2,637	$811	$854	$94
Troubled debt restructurings – performing	1,187	367	365	372	378
Total troubled debt restructurings	$3,793	$3,004	$1,176	$1,226	$472

The increase in nonperforming loans of $4.5 million, or 43.9%, to $14.6 million as of March 31, 2021 compared to $10.2 million as of December 31, 2020 was due primarily to an increase in nonperforming owner-occupied commercial real estate and commercial and industrial loans. This increase is the result of a single commercial relationship that was placed on nonaccrual status during the quarter. Total nonperforming assets increased $4.5 million, or 43.4%, as of March 31, 2021 compared to December 31, 2020, due primarily to the increase in nonperforming loans discussed above. The ratio of nonperforming loans to total loans increased to 0.48% as of March 31, 2021 compared to 0.33% as of December 31, 2020 and the ratio of nonperforming assets to total assets increased to 0.35% as of March 31, 2021 compared to 0.24% as of December 31, 2020, also due primarily to the loans mentioned above.

Total TDRs as of March 31, 2021 were $3.8 million, up $0.8 million from December 31, 2020. The increase was driven by one residential mortgage loan that became a TDR during the first quarter 2021.

    The Company did not have any OREO as of March 31, 2021 and December 31, 2020, respectively.

    As of March 31, 2021, our financial results have reflected little impact on asset quality as a result of COVID-19. We are optimistic that the combination of the vaccine rollout, government stimulus programs and relief programs we have provided to our clients will continue to mitigate the impact of the pandemic on the Company’s business. However, if economic conditions return to levels experienced during 2020, our nonperforming loans and assets could be adversely affected.

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

    Additionally, Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022, or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates.

    In accordance with this guidance, the Company has offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of March 31, 2021, the Company had 37 loans totaling $14.3 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00% and we received weighted average origination fees of 3.86% of the amount funded, or approximately $2.3 million in total. The Company received this fee revenue from the SBA in late June 2020 and it will be deferred over the life of the PPP loans and recognized as interest income.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The additional funding can be used by small businesses who have yet to receive a PPP loan, as well as certain small businesses who may be eligible to receive a second PPP loan. The Company began offering PPP loans again in the first quarter 2021. These loans also may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In the first quarter 2021, we assisted our clients in participating in this next round of PPP to help them continue to recover from the economic damage created by the COVID-19 pandemic. The loans originated during the first quarter 2021 bear an interest rate of 1.00% and we received weighted average origination fees of 6.60% of the amount funded, or approximately $1.3 million in total. The Company received this fee revenue from the SBA in February and March 2021 and it will be deferred over the life of the PPP loans and recognized as interest income. During the first quarter 2021, we originated 244 PPP loans totaling $26.1 million outstanding. In total, the Company has 416 PPP loans with an outstanding principal balance of $53.4 million. The Company expects to begin processing applications for forgiveness from this round beginning in May 2021.

The Company anticipates that the majority of these loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. As of March 31, 2021, the Company processed 274 applications for forgiveness from PPP borrowers. Management anticipates that loan forgiveness applications will continue throughout 2021.

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

(dollars in thousands)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Balance, beginning of period	$29,484	$26,917	$24,465	$22,857	$21,840
Provision charged to expense	1,276	2,865	2,509	2,491	1,461
Losses charged off	(311)	(408)	(241)	(1,016)	(498)
Recoveries	193	110	184	133	54
Balance, end of period	$30,642	$29,484	$26,917	$24,465	$22,857

Net charge-offs to average loans	0.02%	0.04%	0.01%	0.12%	0.06%

    The allowance for loan losses was $30.6 million as of March 31, 2021, compared to $29.5 million as of December 31, 2020. While total loan balances were consistent with December 31, 2020, the Company made additional adjustments to qualitative factors in its allowance model, as well as recorded specific reserves on two commercial relationships totaling $1.1 million in the aggregate. These items were partially offset by loan portfolio composition changes, which included reductions in certain portfolios with higher reserve coverage ratios, as well as growth in portfolios with lower reserve coverage ratios. As a result, both the allowance for loan losses and the allowance as a percentage of total loans increased compared to December 31, 2020.

     The allowance for loan losses as a percentage of total loans was 1.00% at March 31, 2021, or 1.02%, when excluding PPP loans, compared to 0.96%, or 0.98%, when excluding PPP loans, at December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans decreased to 209.2% as of March 31, 2021, compared to 289.5% as of December 31, 2020, due to an increase in nonperforming loans primarily related to a single commercial relationship that was placed on nonaccrual during the first quarter 2021. The provision for loan losses in the first quarter 2021 was $1.3 million, compared to $1.5 million for the first quarter 2020. During the first quarter 2021, the Company recorded net charge-offs of $0.1 million, compared to net charge-offs of $0.4 million for the first quarter 2020.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$60,815	$61,765	$65,007	$68,203	$71,387
Municipal securities	79,168	82,757	87,365	91,906	94,981
Agency mortgage-backed securities	229,981	241,795	250,755	275,433	279,458
Private label mortgage-backed securities	40,550	57,268	71,519	101,110	114,363
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	48,433	48,419	48,406	48,394	43,378
Total available-for-sale	463,947	497,004	528,052	590,046	608,567
Securities held-to-maturity
Municipal securities	14,560	14,571	14,582	14,603	14,617
Corporate securities	53,630	53,652	53,672	53,692	51,714
Total held-to-maturity	68,190	68,223	68,254	68,295	66,331
Total securities	$532,137	$565,227	$596,306	$658,341	$674,898

(in thousands)
Approximate Fair Value	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$59,478	$60,545	$63,682	$66,544	$70,004
Municipal securities	79,208	82,489	86,421	90,562	94,819
Agency mortgage-backed securities	228,818	243,921	253,292	278,530	282,632
Private label mortgage-backed securities	41,106	58,116	72,626	101,925	115,024
Asset-backed securities	5,006	4,961	4,921	4,837	4,713
Corporate securities	48,760	47,596	47,369	46,619	41,490
Total available-for-sale	462,376	497,628	528,311	589,017	608,682
Securities held-to-maturity
Municipal securities	15,109	15,317	15,328	15,274	15,678
Corporate securities	54,274	54,135	53,848	53,878	53,790
Total held-to-maturity	69,383	69,452	69,176	69,152	69,468
Total securities	$531,759	$567,080	$597,487	$658,169	$678,150

The approximate fair value of available-for-sale investment securities decreased $35.3 million, or 7.1%, to $462.4 million as of March 31, 2021, compared to $497.6 million as of December 31, 2020. The decrease was due primarily to decreases of $17.0 million in private label mortgage-backed securities, $15.1 million in agency mortgage-backed securities and $3.3 million in municipal securities. These decreases were driven primarily by prepayments and maturities in private label mortgage-backed securities and agency mortgage-backed securities, as well as early redemptions and maturities in municipal securities. These decreases were partially offset by purchases of agency mortgage-backed securities during the first quarter 2021.

Accrued Income and Other Assets

    Accrued income and other assets decreased $11.9 million, or 18.6%, to $52.4 million at March 31, 2021 compared to $64.3 million at December 31, 2020. The decrease was primarily related to a $7.2 million decrease in cash pledged as collateral, as well as a decrease of $3.3 million in deferred tax assets. As of these dates, the Company pledged $23.4 million and $30.6 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $40.3 million at March 31, 2021 compared to $48.4 million at December 31, 2020. The decrease of $8.1 million, or 16.74%, was due primarily to a $10.0 million decrease in derivative liabilities due to an increase in the fair value of these contracts.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Noninterest-bearing deposits	$100,700	3.1%	$96,753	3.0%	$86,088	2.6%	$82,864	2.5%	$70,562	2.2%
Interest-bearing demand deposits	186,015	5.8%	188,645	5.8%	155,054	4.6%	152,391	4.5%	123,233	3.9%
Savings accounts	51,251	1.6%	43,200	1.3%	49,890	1.5%	43,366	1.3%	32,485	1.0%
Money market accounts	1,397,449	43.4%	1,350,566	41.3%	1,359,178	40.3%	1,241,874	36.7%	930,698	29.3%
Certificates of deposits	1,174,764	36.5%	1,289,319	39.4%	1,360,575	40.3%	1,470,905	43.5%	1,493,644	47.0%
Brokered deposits	307,424	9.6%	302,402	9.2%	361,606	10.7%	389,389	11.5%	527,884	16.6%
Total deposits	$3,217,603	100.0%	$3,270,885	100.0%	$3,372,391	100.0%	$3,380,789	100.0%	$3,178,506	100.0%

Total deposits decreased $53.3 million, or 1.6%, to $3.2 billion as of March 31, 2021, compared to $3.3 billion as of December 31, 2020. This decrease was due primarily to declines of $114.6 million, or 8.9%, in certificates of deposits and $2.6 million, or 1.4%, in interest-bearing demand deposits, partially offset by increases of $46.9 million, or 3.5%, in money market accounts, $8.1 million, or 18.6%, in savings accounts, $5.0 million, or 1.7%, in brokered deposits and $3.9 million, or 4.1% in non-interest bearing deposits. The company experienced strong growth in money market deposit accounts due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small business and commercial clients increasing their cash balances in part due to the economic uncertainty resulting from the COVID-19 pandemic. The decrease in certificates of deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

Recent Debt Offerings

    On October 26, 2020, the Company issued $10.0 million in aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The Notes were offered and sold by the Company in a private placement and are scheduled to mature on November 1, 2030. The 2030 Notes bear interest at a fixed rate of 6.0% per annum from and including October 26, 2020, to, but excluding, November 1, 2025, and thereafter at a floating interest rate initially equal to the three-month term SOFR plus 5.795%. The 2030 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The net proceeds were used to redeem the 2025 Note in January 2021.

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

The following tables present actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 and December 31, 2020 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$352,100	11.81%	$208,716	7.00%	N/A	N/A
Bank	389,810	13.08%	208,566	7.00%	$193,669	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	352,100	11.81%	253,441	8.50%	N/A	N/A
Bank	389,810	13.08%	253,259	8.50%	238,362	8.00%
Total capital to risk-weighted assets
Consolidated	452,536	15.18%	313,074	10.50%	N/A	N/A
Bank	420,452	14.11%	312,849	10.50%	297,952	10.00%
Leverage ratio
Consolidated	352,100	8.46%	166,449	4.00%	N/A	N/A
Bank	389,810	9.37%	166,356	4.00%	207,945	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$342,159	11.31%	$211,828	7.00%	N/A	N/A
Bank	377,678	12.49%	211,612	7.00%	$196,497	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	342,159	11.31%	257,220	8.50%	N/A	N/A
Bank	377,678	12.49%	256,957	8.50%	241,842	8.00%
Total capital to risk-weighted assets
Consolidated	451,246	14.91%	317,742	10.50%	N/A	N/A
Bank	407,162	13.47%	317,418	10.50%	302,303	10.00%
Leverage ratio
Consolidated	342,159	7.95%	172,154	4.00%	N/A	N/A
Bank	377,678	8.78%	172,036	4.00%	215,045	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2021 to shareholders of record as of March 31, 2021. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of March 31, 2021, the Company had $72.0 million principal amount of subordinated debt outstanding evidenced by its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026, the 2029 Notes and the 2030 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. Given the uncertainty regarding the duration and ultimate economic effect of COVID-19, we believe it will be prudent to maintain higher levels of cash on the balance sheet than we have historically maintained until the crisis passes. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At March 31, 2021, on a consolidated basis, the Company had $878.6 million in cash and cash equivalents and investment securities available-for-sale and $30.2 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2021, the Bank had the ability to borrow an additional $451.1 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2021, the Company, on an unconsolidated basis, had $28.1 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2021, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $261.2 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2021 totaled $807.0 million.

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

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total equity - GAAP	$344,566	$330,944	$318,102	$307,711	$305,127
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$339,879	$326,257	$313,415	$303,024	$300,440

Total assets - GAAP	$4,188,570	$4,246,156	$4,333,624	$4,324,600	$4,168,146
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,183,883	$4,241,469	$4,328,937	$4,319,913	$4,163,459

Total common shares outstanding	9,823,831	9,800,569	9,800,569	9,799,047	9,801,825

Book value per common share	$35.07	$33.77	$32.46	$31.40	$31.13
Effect of goodwill	(0.47)	(0.48)	(0.48)	(0.48)	(0.48)
Tangible book value per common share	$34.60	$33.29	$31.98	$30.92	$30.65

Total shareholders’ equity to assets	8.23%	7.79%	7.34%	7.12%	7.32%
Effect of goodwill	(0.11)%	(0.10)%	(0.10)%	(0.11)%	(0.10)%
Tangible common equity to tangible assets ratio	8.12%	7.69%	7.24%	7.01%	7.22%

Total average equity - GAAP	$335,968	$323,464	$313,611	$306,868	$311,005
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$331,281	$318,777	$308,924	$302,181	$306,318

Return on average shareholders’ equity	12.61%	13.64%	10.67%	5.15%	7.78%
Effect of goodwill	0.18%	0.20%	0.16%	0.08%	0.12%
Return on average tangible common equity	12.79%	13.84%	10.83%	5.23%	7.90%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total interest income	$33,280	$33,643	$32,750	$34,222	$36,244
Adjustments:
Fully-taxable equivalent adjustments [1]	1,356	1,400	1,424	1,437	1,535
Total interest income - FTE	$34,636	$35,043	$34,174	$35,659	$37,779

Net interest income	$20,525	$18,865	$16,232	$14,426	$15,018
Adjustments:
Fully-taxable equivalent adjustments [1]	1,356	1,400	1,424	1,437	1,535
Net interest income - FTE	$21,881	$20,265	$17,656	$15,863	$16,553

Net interest margin	2.04%	1.78%	1.53%	1.37%	1.50%
Effect of fully-taxable equivalent adjustments [1]	0.14%	0.13%	0.14%	0.13%	0.15%
Net interest margin - FTE	2.18%	1.91%	1.67%	1.50%	1.65%

Allowance for loan losses	$30,642	$29,484	$26,917	$24,465	$22,857

Loans	$3,058,694	$3,059,231	$3,012,914	$2,973,674	$2,892,093
Adjustments:
PPP loans	(53,365)	(50,554)	(58,337)	(58,948)	—
Loans, excluding PPP loans	$3,005,329	$3,008,677	$2,954,577	$2,914,726	$2,892,093

Allowance for loan losses to loans	1.00%	0.96%	0.89%	0.82%	0.79%
Effect of PPP loans	0.02%	0.02%	0.02%	0.02%	0.00%
Allowance for loan losses to loans, excluding PPP loans	1.02%	0.98%	0.91%	0.84%	0.79%
1 Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Refer to Note 16 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At March 31, 2021 and December 31, 2020, the Company had interest rate swaps with notional amounts of $260.0 million and $298.2 million, respectively. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2021 and December 31, 2020, the Company had commitments to sell residential real estate loans of $81.5 million and $107.5 million, respectively. These contracts mature in less than one year. Refer to Note 14 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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
Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2021, assuming parallel shifts in interest rates and a static balance sheet:

	% Change from Base Case for Parallel Changes in Rates
	-50 Basis Points	-25 Basis Points	+100 Basis Points	+200 Basis Points
NII - Year 1	(1.62)%	(0.24)%	(1.79)%	(5.69)%
NII - Year 2	8.29%	10.22%	8.37%	2.75%
EVE	1.55%	0.96%	(4.81)%	(12.45)%

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1	Form of Management Incentive Award Agreement - Restricted Stock Units (time based) under 2013 Equity Incentive Plan*	Filed Electronically
10.2	Form of Management Incentive Award Agreement - Restricted Stock units (performance based) under 2013 Equity Incentive Plan*	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically
___________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

5/10/2021	By	/s/ David B. Becker
David B. Becker, Chairman, President and Chief Executive Officer (on behalf of Registrant)

5/10/2021	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)