Form 10-Q
period 2021-06-30
First Internet Bancorp
filed 2021-08-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2021
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

As of August 6, 2021, the registrant had 9,854,153 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are not a guarantee of future performance or results, are based on information available at the time the statements are made and are subject to certain risks and uncertainties including: the effects of the COVID-19 global pandemic and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers: general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”) and healthcare finance loans, and to start originating franchise finance loans, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$4,347	$7,367
Interest-bearing deposits	324,450	412,439
Total cash and cash equivalents	328,797	419,806
Securities available-for-sale, at fair value (amortized cost of $663,693 and $497,004 in 2021 and 2020, respectively)	663,519	497,628
Securities held-to-maturity, at amortized cost (fair value of $68,058 and $69,452 in 2021 and 2020, respectively)	65,659	68,223
Loans held-for-sale (includes $16,870 and $26,341 at fair value in 2021 and 2020, respectively)	27,587	39,584
Loans	2,957,608	3,059,231
Allowance for loan losses	(28,066)	(29,484)
Net loans	2,929,542	3,029,747
Accrued interest receivable	16,345	17,416
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	38,421	37,952
Premises and equipment, net	44,249	37,590
Goodwill	4,687	4,687
Servicing asset, at fair value	4,120	3,569
Other real estate owned	1,300	—
Accrued income and other assets	54,766	64,304
Total assets	$4,204,642	$4,246,156
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$113,996	$96,753
Interest-bearing deposits	3,092,151	3,174,132
Total deposits	3,206,147	3,270,885
Advances from Federal Home Loan Bank	514,919	514,916
Subordinated debt, net of unamortized debt issuance costs of $2,129 and $2,397 in 2021 and 2020, respectively	69,871	79,603
Accrued interest payable	1,132	1,439
Accrued expenses and other liabilities	53,932	48,369
Total liabilities	3,846,001	3,915,212
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,854,153 and 9,800,569 shares issued and outstanding in 2021 and 2020, respectively	222,486	221,408
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	149,066	126,732
Accumulated other comprehensive loss	(12,911)	(17,196)
Total shareholders’ equity	358,641	330,944
Total liabilities and shareholders’ equity	$4,204,642	$4,246,156

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income
Loans	$30,835	$29,730	$61,720	$60,138
Securities – taxable	1,921	3,276	3,700	6,895
Securities – non-taxable	259	457	540	1,029
Other earning assets	362	759	697	2,404
Total interest income	33,377	34,222	66,657	70,466
Interest Expense
Deposits	7,705	15,763	16,333	32,971
Other borrowed funds	4,065	4,033	8,192	8,051
Total interest expense	11,770	19,796	24,525	41,022
Net Interest Income	21,607	14,426	42,132	29,444
Provision for Loan Losses	21	2,491	1,297	3,952
Net Interest Income After Provision for Loan Losses	21,586	11,935	40,835	25,492
Noninterest Income
Service charges and fees	280	182	546	394
Loan servicing revenue	457	255	879	506
Loan servicing asset revaluation	(240)	(90)	(395)	(269)
Mortgage banking activities	2,674	3,408	8,424	7,076
Gain on sale of loans	3,019	762	4,742	2,563
Gain on sale of securities	—	—	—	41
Gain on sale of premises and equipment	2,523	—	2,523	—
Other	249	456	618	873
Total noninterest income	8,962	4,973	17,337	11,184
Noninterest Expense
Salaries and employee benefits	9,232	7,789	18,724	15,563
Marketing, advertising and promotion	872	411	1,552	786
Consulting and professional services	1,078	932	2,064	2,109
Data processing	382	339	844	714
Loan expenses	541	399	1,075	998
Premises and equipment	1,587	1,602	3,188	3,227
Deposit insurance premium	275	435	700	920
Other	1,108	1,337	2,245	2,413
Total noninterest expense	15,075	13,244	30,392	26,730
Income Before Income Taxes	15,473	3,664	27,780	9,946
Income Tax Provision (Benefit)	2,377	(268)	4,234	(5)
Net Income	$13,096	$3,932	$23,546	$9,951
Income Per Share of Common Stock
Basic	$1.32	$0.40	$2.37	$1.02
Diluted	$1.31	$0.40	$2.36	$1.02
Weighted-Average Number of Common Shares Outstanding
Basic	9,932,761	9,768,227	9,916,087	9,798,528
Diluted	9,981,422	9,768,227	9,970,147	9,802,427
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$13,096	$3,932	$23,546	$9,951
Other comprehensive income (loss)
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income (loss) before income tax	1,388	(1,498)	(807)	4,801
Reclassification adjustment for gains realized	—	—	—	(41)
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	(54)	(509)	6,226	(13,967)
Other comprehensive income (loss) before income tax	1,334	(2,007)	5,419	(9,207)
Income tax provision (benefit)	325	(735)	1,134	(2,260)
Other comprehensive income (loss)	1,009	(1,272)	4,285	(6,947)
Comprehensive income	$14,105	$2,660	$27,831	$3,004

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2021 and 2020
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	23,546	—	23,546
Other comprehensive income	—	—	4,285	4,285
Dividends declared ($0.12 per share)	—	(1,212)	—	(1,212)
Recognition of the fair value of share-based compensation	1,262	—	—	1,262
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	11	—	—	11
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, June 30, 2021	$222,486	$149,066	$(12,911)	$358,641

Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	9,951	—	9,951
Other comprehensive loss	—	—	(6,947)	(6,947)
Dividends declared ($0.12 per share)	—	(1,201)	—	(1,201)
Recognition of the fair value of share-based compensation	1,073	—	—	1,073
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	15	—	—	15
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, June 30, 2020	$220,418	$108,431	$(21,138)	$307,711

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2021 and 2020
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2021	$221,911	$136,575	$(13,920)	$344,566
Net income	—	13,096	—	13,096
Other comprehensive income	—	—	1,009	1,009
Dividends declared ($0.06 per share)	—	(605)	—	(605)
Recognition of the fair value of share-based compensation	570	—	—	570
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	—	—	—	—
Balance, June 30, 2021	$222,486	$149,066	$(12,911)	$358,641

Balance, April 1, 2020	$219,893	$105,100	$(19,866)	$305,127
Net income	—	3,932	—	3,932
Other comprehensive loss	—	—	(1,272)	(1,272)
Dividends declared ($0.06 per share)	—	(601)	—	(601)
Recognition of the fair value of share-based compensation	517	—	—	517
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	8	—	—	8
Common stock redeemed for the net settlement of share-based awards	—	—	—	—
Balance, June 30, 2020	$220,418	$108,431	$(21,138)	$307,711

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$23,546	$9,951
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,038	3,515
Increase in cash surrender value of bank-owned life insurance	(469)	(472)
Provision for loan losses	1,297	3,952
Share-based compensation expense	1,262	1,073
Loss on sale of available-for-sale securities	—	(41)
Loans originated for sale	(421,012)	(427,323)
Proceeds from sale of loans	448,093	454,737
Gain on loans sold	(16,774)	(11,069)
Decrease in fair value of loans held-for-sale	744	939
Loss on derivatives	(1,384)	377
Settlement of derivatives	(1,859)	(46,109)
Loan servicing asset revaluation	395	(41)
Amortization of operating lease right-of-use assets	—	360
Net change in accrued income and other assets	1,631	(2,221)
Net change in accrued expenses and other liabilities	1,984	(1,840)
Net cash provided by (used in) operating activities	41,492	(14,212)
Investing Activities
Net loan activity, excluding purchases	120,219	(18,907)
Maturities and calls of securities available-for-sale	94,643	74,828
Proceeds from sale of securities available-for-sale	—	795
Purchase of securities available-for-sale	(247,791)	(116,993)
Maturities and calls of securities held-to-maturity	2,500	—
Purchase of securities held-to-maturity	—	(2,000)
Net proceeds from sale of premises and equipment	8,116	—
Purchase of premises and equipment	(13,707)	(10,580)
Loans purchased	(22,611)	(172,250)
Net proceeds from sale of portfolio loans	—	205,023
Other investing activities	2,264	—
Net cash used in investing activities	(56,367)	(40,084)
Financing Activities
Net increase (decrease) in deposits	(64,738)	226,826
Cash dividends paid	(1,201)	(1,179)
Repayment of subordinated debt	(10,000)	—
Proceeds from advances from Federal Home Loan Bank	110,000	220,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(220,000)
Other, net	(195)	(93)
Net cash (used in) provided by financing activities	(76,134)	225,554
Net (Decrease) Increase in Cash and Cash Equivalents	(91,009)	171,258
Cash and Cash Equivalents, Beginning of Period	419,806	327,361
Cash and Cash Equivalents, End of Period	$328,797	$498,619
Supplemental Disclosures
Cash paid during the period for interest	24,832	43,716
Cash paid during the period for taxes	2,905	91
Loans transferred to other real estate owned	1,300	—
Loans transferred to held-for-sale from portfolio	—	204,258
Cash dividends declared, paid in subsequent period	592	588
Securities purchased during the period, settled in subsequent period	13,590	—
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	—	4,479
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other period. The June 30, 2021 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share
Net income	$13,096	$3,932	$23,546	$9,951
Weighted-average common shares	9,932,761	9,768,227	9,916,087	9,798,528
Basic earnings per common share	$1.32	$0.40	$2.37	$1.02
Diluted earnings per share
Net income	$13,096	$3,932	$23,546	$9,951
Weighted-average common shares	9,932,761	9,768,227	9,916,087	9,798,528
Dilutive effect of equity compensation	48,661	—	54,060	3,899
Weighted-average common and incremental shares	9,981,422	9,768,227	9,970,147	9,802,427
Diluted earnings per common share (1)	$1.31	$0.40	$2.36	$1.02
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 6 and 3 for the three and six months ended June 30, 2021, respectively, and 79,893 and 29,606 for the three and six months ended June 30, 2020, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$57,984	$337	$(1,186)	$57,135
Municipal securities	77,364	1,229	(155)	78,438
Agency mortgage-backed securities	445,895	2,734	(4,135)	444,494
Private label mortgage-backed securities	29,003	360	—	29,363
Asset-backed securities	5,000	5	—	5,005
Corporate securities	48,447	855	(218)	49,084
Total available-for-sale	$663,693	$5,520	$(5,694)	$663,519

	June 30, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,549	$824	$—	$15,373
Corporate securities	51,110	1,575	—	52,685
Total held-to-maturity	$65,659	$2,399	$—	$68,058

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$432	$(1,652)	$60,545
Municipal securities	82,757	463	(731)	82,489
Agency mortgage-backed securities	241,795	4,591	(2,465)	243,921
Private label mortgage-backed securities	57,268	850	(2)	58,116
Asset-backed securities	5,000	—	(39)	4,961
Corporate securities	48,419	771	(1,594)	47,596
Total available-for-sale	$497,004	$7,107	$(6,483)	$497,628

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,571	$746	$—	$15,317
Corporate securities	53,652	610	(127)	54,135
Total held-to-maturity	$68,223	$1,356	$(127)	$69,452

The carrying value of securities at June 30, 2021 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	29,686	27,234
Five to ten years	72,226	72,380
After ten years	81,883	85,043
	183,795	184,657
Agency mortgage-backed securities	445,895	444,494
Private label mortgage-backed securities	29,003	29,363
Asset-backed securities	5,000	5,005
Total	$663,693	$663,519

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$3,375	$3,556
Five to ten years	50,096	51,908
After ten years	12,188	12,594
Total	$65,659	$68,058

There were no gross gains or losses resulting from sale of available-for-sale securities during the three and six months ended June 30, 2021. There were no gross gains or losses resulting from sale of available-for-sale securities during the three months ended June 30, 2020 and gross gains of less than $0.1 million resulting from sales of available-for-sale securities during the six months ended June 30, 2020.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2021 and December 31, 2020 was $451.8 million and $226.5 million, which was approximately 62% and 40%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2021, the Company’s security portfolio consisted of 448 securities, of which 152 were in an unrealized loss position. The unrealized losses are related to the categories noted below. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,969	$(31)	$47,281	$(1,155)	$50,250	$(1,186)
Municipal securities	61,658	(155)	—	—	61,658	(155)
Agency mortgage-backed securities	316,123	(3,543)	8,956	(592)	325,079	(4,135)
Corporate securities	4,984	(16)	9,799	(202)	14,783	(218)
Total	$385,734	$(3,745)	$66,036	$(1,949)	$451,770	$(5,694)

There were no securities held-to-maturity with gross unrealized losses at June 30, 2021.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$52,351	$(1,652)	$52,351	$(1,652)
Municipal securities	18,731	(114)	23,519	(617)	42,250	(731)
Agency mortgage-backed securities	38,987	(276)	45,297	(2,189)	84,284	(2,465)
Private label mortgage-backed securities	1,277	(1)	558	(1)	1,835	(2)
Asset-backed securities	—	—	4,961	(39)	4,961	(39)
Corporate securities	—	—	20,406	(1,594)	20,406	(1,594)
Total	$58,995	$(391)	$147,092	$(6,092)	$206,087	$(6,483)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	17,456	(126)	2,999	(1)	20,455	(127)
Total	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and six months ended June 30, 2021. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and six months ended June 30, 2020 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components					Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Realized gains on securities available-for-sale
Gain realized in earnings	$—	$—	$—	$41	Gain on sale of securities
Total reclassified amount before tax	—	—	—	41	Income Before Income Taxes
Tax expense	—	—		11	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$—	$—	$—	$30	Net Income

Note 4:        Loans

Loan balances as of June 30, 2021 and December 31, 2020 are summarized in the table below. Categories of loans include:

(in thousands)	June 30, 2021	December 31, 2020
Commercial loans
Commercial and industrial	$96,203	$75,387
Owner-occupied commercial real estate	87,136	89,785
Investor commercial real estate	28,871	13,902
Construction	117,970	110,385
Single tenant lease financing	913,115	950,172
Public finance	612,138	622,257
Healthcare finance	455,890	528,154
Small business lending	123,293	125,589
Total commercial loans	2,434,616	2,515,631
Consumer loans
Residential mortgage	177,148	186,787
Home equity	17,510	19,857
Other consumer	271,796	275,692
Total consumer loans	466,454	482,336
Total commercial and consumer loans	2,901,070	2,997,967
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	56,538	61,264
Total loans	2,957,608	3,059,231
Allowance for loan losses	(28,066)	(29,484)
Net loans	$2,929,542	$3,029,747

(1) Includes carrying value adjustments of $40.4 million and $42.7 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2021 and December 31, 2020, respectively.

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

Construction: Construction loans are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, and multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in Central Indiana.
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

Healthcare Finance: These loans are made to healthcare providers, primarily dentists, for practice acquisition refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities if the real estate is held in a separate entity and secondarily on the underlying collateral provided by the borrower. This portfolio segment was initially concentrated in the Western United States but has since expanded throughout the rest of the country.

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

The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2021 and 2020.

(in thousands)	Three Months Ended June 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,662	$267	$(28)	$2	$1,903
Owner-occupied commercial real estate	1,029	(8)	—	—	1,021
Investor commercial real estate	169	160	—	—	329
Construction	1,420	(63)	—	—	1,357
Single tenant lease financing	13,178	418	(2,391)	—	11,205
Public finance	1,748	(48)	—	—	1,700
Healthcare finance	7,755	(817)	—	—	6,938
Small business lending	700	214	(133)	2	783
Residential mortgage	601	(5)	(6)	4	594
Home equity	57	4	—	2	63
Other consumer	2,323	(101)	(131)	82	2,173
Total	$30,642	$21	$(2,689)	$92	$28,066

	Six Months Ended June 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$701	$(28)	$84	$1,903
Owner-occupied commercial real estate	1,082	(61)	—	—	1,021
Investor commercial real estate	155	174	—	—	329
Construction	1,192	165	—	—	1,357
Single tenant lease financing	12,990	606	(2,391)	—	11,205
Public finance	1,732	(32)	—	—	1,700
Healthcare finance	7,485	(547)	—	—	6,938
Small business lending	628	361	(212)	6	783
Residential mortgage	519	72	(6)	9	594
Home equity	48	63	(51)	3	63
Other consumer	2,507	(205)	(313)	184	2,173
Total	$29,484	$1,297	$(3,001)	$286	$28,066

	Three Months Ended June 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,670	$(141)	$(57)	$5	$1,477
Owner-occupied commercial real estate	645	201	—	—	846
Investor commercial real estate	128	2	—	—	130
Construction	460	261	—	—	721
Single tenant lease financing	10,755	563	—	—	11,318
Public finance	1,483	59	—	—	1,542
Healthcare finance	4,318	1,187	(743)	—	4,762
Small business lending	265	(20)	—	6	251
Residential mortgage	500	36	—	3	539
Home equity	53	(4)	—	2	51
Other consumer	2,580	347	(216)	117	2,828
Total	$22,857	$2,491	$(1,016)	$133	$24,465

	Six Months Ended June 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$205	$(254)	$5	$1,477
Owner-occupied commercial real estate	561	285	—	—	846
Investor commercial real estate	109	21	—	—	130
Construction	380	341	—	—	721
Single tenant lease financing	11,175	143	—	—	11,318
Public finance	1,580	(38)	—	—	1,542
Healthcare finance	3,247	2,258	(743)	—	4,762
Small business lending	54	183	—	14	251
Residential mortgage	657	(107)	(15)	4	539
Home equity	46	—	—	5	51
Other consumer	2,510	661	(502)	159	2,828
Total	$21,840	$3,952	$(1,514)	$187	$24,465

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2021 and December 31, 2020.

(in thousands)	Loans			Allowance for Loan Losses
June 30, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,511	$692	$96,203	$1,453	$450	$1,903
Owner-occupied commercial real estate	83,649	3,487	87,136	1,021	—	1,021
Investor commercial real estate	28,871	—	28,871	329	—	329
Construction	117,970	—	117,970	1,357	—	1,357
Single tenant lease financing	910,742	2,373	913,115	10,838	367	11,205
Public finance	612,138	—	612,138	1,700	—	1,700
Healthcare finance	454,919	971	455,890	6,415	523	6,938
Small business lending(1)	122,084	1,209	123,293	783	—	783
Residential mortgage	174,717	2,431	177,148	594	—	594
Home equity	17,496	14	17,510	63	—	63
Other consumer	271,786	10	271,796	2,173	—	2,173
Total	$2,889,883	$11,187	$2,901,070	$26,726	$1,340	$28,066
1 Balance of loans individually evaluated for impairment are guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$74,870	$517	$75,387	$1,146	$—	$1,146
Owner-occupied commercial real estate	87,947	1,838	89,785	1,082	—	1,082
Investor commercial real estate	13,902	—	13,902	155	—	155
Construction	110,385	—	110,385	1,192	—	1,192
Single tenant lease financing	942,848	7,324	950,172	9,900	3,090	12,990
Public finance	622,257	—	622,257	1,732	—	1,732
Healthcare finance	527,144	1,010	528,154	7,485	—	7,485
Small business lending	125,589	—	125,589	628	—	628
Residential mortgage	185,241	1,546	186,787	519	—	519
Home equity	19,857	—	19,857	48	—	48
Other consumer	275,642	50	275,692	2,507	—	2,507
Total	$2,985,682	$12,285	$2,997,967	$26,394	$3,090	$29,484

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$79,928	$15,563	$712	$96,203
Owner-occupied commercial real estate	79,730	3,919	3,487	87,136
Investor commercial real estate	28,871	—	—	28,871
Construction	117,970	—	—	117,970
Single tenant lease financing	901,505	9,237	2,373	913,115
Public finance	612,138	—	—	612,138
Healthcare finance	454,312	615	963	455,890
Small business lending(1)	112,864	8,718	1,711	123,293
Total commercial loans	$2,387,318	$38,052	$9,246	$2,434,616
1 Balance in “Substandard” is guaranteed by the U.S. government.

	June 30, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$175,895	$1,253	$177,148
Home equity	17,496	14	17,510
Other consumer	271,786	10	271,796
Total consumer loans	$465,177	$1,277	$466,454

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,138	$732	$517	$75,387
Owner-occupied commercial real estate	84,292	3,655	1,838	89,785
Investor commercial real estate	13,902	—	—	13,902
Construction	110,385	—	—	110,385
Single tenant lease financing	932,830	10,018	7,324	950,172
Public finance	622,257	—	—	622,257
Healthcare finance	526,517	627	1,010	528,154
Small business lending	117,474	2,930	5,185	125,589
Total commercial loans	$2,481,795	$17,962	$15,874	$2,515,631

	December 31, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,604	$1,183	$186,787
Home equity	19,857	—	19,857
Other consumer	275,646	46	275,692
Total consumer loans	$481,107	$1,229	$482,336

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2021 and December 31, 2020.

	June 30, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$2	$—	$—	$2	$96,201	$96,203	$692	$—
Owner-occupied commercial real estate	—	—	—	—	87,136	87,136	—	—
Investor commercial real estate	—	—	—	—	28,871	28,871	3,487	—
Construction	—	—	—	—	117,970	117,970	—	—
Single tenant lease financing	—	—	—	—	913,115	913,115	2,373	—
Public finance	—	—	—	—	612,138	612,138	—	—
Healthcare finance	—	—	—	—	455,890	455,890	—	—
Small business lending(1)	—	—	1,209	1,209	122,084	123,293	1,209	—
Residential mortgage	—	—	364	364	176,784	177,148	1,253	—
Home equity	—	—	—	—	17,510	17,510	14	—
Other consumer	89	9	—	98	271,698	271,796	10	—
Total	$91	$9	$1,573	$1,673	$2,899,397	$2,901,070	$9,038	$—
1 Balance in “90 Days or More Past Due” is guaranteed by the U.S. government.

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$75,387	$75,387	$—	$—
Owner-occupied commercial real estate	—	—	—	—	89,785	89,785	1,838	—
Investor commercial real estate	—	—	—	—	13,902	13,902	—	—
Construction	—	—	—	—	110,385	110,385	—	—
Single tenant lease financing	—	—	4,680	4,680	945,492	950,172	7,116	—
Public finance	—	—	—	—	622,257	622,257	—	—
Healthcare finance	—	—	—	—	528,154	528,154	—	—
Small business lending	—	—	—	—	125,589	125,589	—	—
Residential mortgage	49	—	269	318	186,469	186,787	1,183	—
Home equity	—	15	—	15	19,842	19,857	—	—
Other consumer	176	51	5	232	275,460	275,692	46	—
Total	$225	$66	$4,954	$5,245	$2,992,722	$2,997,967	$10,183	$—

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

The following table presents the Company’s impaired loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,487	$3,513	$—	$517	$517	$—
Owner-occupied commercial real estate	—	—	—	1,838	1,850	—
Single tenant lease financing	—	—	—	1,315	1,334	—
Healthcare finance	—	—	—	1,010	1,010	—
Small business lending(1)	1,209	1,209	—	—	—	—
Residential mortgage	2,431	2,566	—	1,546	1,652	—
Home equity	14	15	—	—	—	—
Other consumer	10	47	—	50	120	—
Total	7,151	7,350	—	6,276	6,483	—
Loans with a specific valuation allowance
Commercial and industrial	692	723	450	—	—	—
Single tenant lease financing	2,373	2,463	367	6,009	6,036	3,090
Healthcare Finance	971	971	523	—	—	—
Total	4,036	4,157	1,340	6,009	6,036	3,090
Total impaired loans	$11,187	$11,507	$1,340	$12,285	$12,519	$3,090
1 Entire balance is guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance		Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$259	$—	$594	$18	$259	$9	$1,330	237	$36
Owner-occupied commercial real estate	3,994	—	3,923	29	3,307	—	4,573	145	31
Single tenant lease financing	148	—	—	—	100	5	—		—
Healthcare finance	—	—	—	—	336	—	—		—
Small business lending(1)	1,123	—	—	—	970	—	—		—
Residential mortgage	2,410	9	1,352	—	2,192	13	1,313		—
Home equity	15	—	—	—	13	—	—		—
Other consumer	21	—	75	—	23	—	60		—
Total	7,970	9	5,944	47	7,200	27	7,276		67
Loans with a specific valuation allowance
Commercial and industrial	839	—	204	—	677	—	204		—
Owner-occupied commercial real estate	1,420	—	—	—	473	—	—		—
Single tenant lease financing	5,430	—	4,680	—	4,984	—	4,680		—
Healthcare Finance	979	24	—	—	815	36	—		—
Total	8,668	24	4,884	—	6,949	36	4,884		—
Total impaired loans	$16,638	$33	$10,828	$47	$14,149	$63	$12,160		$67
1 Entire balance is guaranteed by the U.S. government.

The Company had $1.3 million in other real estate owned (“OREO”) as of June 30, 2021, which consisted of one commercial property with a carrying value of $1.2 million and one residential mortgage with a carrying value of $0.1 million. The Company did not have any OREO as of December 31, 2020. There were two loans totaling $0.4 million and no loans in the process of foreclosure at June 30, 2021 and December 31, 2020, respectively.

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

There was one portfolio residential mortgage loan classified as a new TDR during the three and six months ended June 30, 2021 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of June 30, 2021. The modifications consisted of interest-only payments for a period of time. There was one portfolio residential mortgage loan classified as a new TDR during the three and six months ended June 30, 2020, with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of June 30, 2020. The modification consisted of an extension of the maturity date. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and six months ended June 30, 2021 and 2020, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of June 30, 2021, the Company had eight loans totaling $7.9 million in non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Land	$—	$2,500
Right of use leased asset	304	819
Construction in process	42,106	28,754
Building and improvements	439	5,819
Furniture and equipment	7,636	10,671
Less: accumulated depreciation	(6,236)	(10,973)
Total	$44,249	$37,590

In December 2018, the Bank’s subsidiary, SPF15, Inc., entered into a project agreement with the City of Fishers, Indiana (the “City”), and its Redevelopment Commission, among others, to construct an office building to include the Company’s future headquarters and associated parking garage on property the Bank had acquired in 2018. Construction began on the project in the fourth quarter 2019 and is expected to be substantially complete in the fourth quarter 2021. The Company anticipates fully occupying the new headquarters building by the end of 2021.

On February 16, 2021, the Company entered into an agreement to sell its current headquarters and certain equipment currently located in the building to a third party. The sale was completed on April 16, 2021 and as a part of the sale agreement, the buyer agreed to lease the office building back to the Company through December 31, 2021, with an option to extend up to 90 days beyond that date. The sale price was $8.9 million in cash paid in full at closing. The Company is expected to continue to lease substantially all of the office space for the duration of the primary leaseback period.

Note 6:        Goodwill

As of June 30, 2021 and December 31, 2020, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2021.  Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2020. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 30, 2021 and 2020 are shown in the table below.

(in thousands)	Three Months Ended
	June 30, 2021	June 30, 2020
Balance, beginning of period	$3,817	$2,415
Additions
Originated and purchased servicing	543	197
Subtractions
Paydowns	(154)	(90)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(86)	—
Balance, end of period	$4,120	$2,522

(in thousands)	Six Months Ended
	June 30, 2021	June 30, 2020
Balance, beginning of period	$3,569	$2,481
Additions
Originated and purchased servicing	946	310
Subtractions
Paydowns	(324)	(269)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(71)	—
Balance, end of period	$4,120	$2,522

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2021 and December 31, 2020 are shown in the table below.

(in thousands)
	June 30, 2021	December 31, 2020
Loan portfolios serviced for:
SBA guaranteed loans	$196,869	$165,961
Total	$196,869	$165,961

Loan servicing revenue totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2021 and $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.2 million and $0.4 million downward valuation for the three and six months ended June 30, 2021, respectively, and a $0.1 and $0.3 million downward valuation for the three and six months ended June 30, 2020, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Though fluctuations in prepayment speeds and changes in secondary market premiums generally have the most substantial impact on the fair value of servicing rights, other influencing factors include changing economic conditions, changes to the discount rate assumption and the weighted average life of the servicing portfolio. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time; however, those assumptions may change over time. Refer to Note 11 - Fair Value of Financial Instruments for further details.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes, the 2029 Notes and the 2030 Notes as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	—	—	10,000	(114)
2026 Notes	25,000	(652)	25,000	(715)
2029 Notes	37,000	(1,258)	37,000	(1,337)
2030 Notes	$10,000	$(219)	$10,000	$(231)
Total	$72,000	$(2,129)	$82,000	$(2,397)

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

The Company recorded $0.6 million and $1.3 million of share-based compensation expense for the three and six months ended June 30, 2021, respectively, related to awards made under the 2013 Plan. The Company recorded $0.5 million and $1.1 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of June 30, 2021, and activity for the six months ended June 30, 2021.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	112,985	$27.76	—	$—	—	$—
Granted	60,111	30.42	13,878	30.27	4	32.53
Cancelled/Forfeited	—	—	(1,057)	30.13	—	—
Vested	(35,745)	30.12	(6,479)	30.20	(4)	32.53
Nonvested at June 30, 2021	137,351	$28.32	6,342	$30.36	—	$—

At June 30, 2021, the total unrecognized compensation cost related to nonvested awards was $3.1 million with a weighted-average expense recognition period of 1.8 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2021.

Deferred Stock Rights
Outstanding, beginning of period	83,835
Granted	350
Exercised	—
Outstanding, end of period	84,185

All deferred stock rights granted during the 2021 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2021 and December 31, 2020, the Company had outstanding loan commitments totaling approximately $293.1 million and $263.9 million, respectively.

In addition, the Company had unfunded commitments to provide capital contributions for on-balance-sheet investments in the amount of $4.8 million as of June 30, 2021.

The Company is also a limited partner in a Small Business Investment Company fund (the “SBIC Fund”). As of June 30, 2021, the Company has committed to contribute up to $1.1 million of capital to the SBIC Fund.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts and change orders in the amount of $66.4 million. As of June 30, 2021, $25.4 million of such contract commitments had not yet been incurred. These commitments are due within twelve months.

Note 11:        Fair Value of Financial Instruments

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2021 or December 31, 2020.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020.

		June 30, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$57,135	$—	$57,135	$—
Municipal securities	78,438	—	78,438	—
Agency mortgage-backed securities	444,494	—	444,494	—
Private label mortgage-backed securities	29,363		29,363	—
Asset-backed securities	5,005	—	5,005	—
Corporate securities	49,084	—	49,084	—
Total available-for-sale securities	663,519	—	663,519	—
Loans held-for-sale (mandatory pricing agreements)	16,870	—	16,870	—
Servicing asset	4,120	—	—	4,120
Interest rate swap agreements	(20,286)	—	(20,286)	—
Forward contracts	(17)	(17)	—	—
IRLCs	818	—	—	818

		December 31, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,545	$—	$60,545	$—
Municipal securities	82,489	—	82,489	—
Agency mortgage-backed securities	243,921	—	243,921	—
Private label mortgage-backed securities	58,116	—	58,116	—
Asset-backed securities	4,961	—	4,961	—
Corporate securities	47,596	—	47,596	—
Total available-for-sale securities	497,628	—	497,628	—
Loans held-for-sale (mandatory pricing agreements)	26,341	—	26,341	—
Servicing asset	3,569	—	—	3,569
Interest rate swap agreements	(17,606)	—	(17,606)	—
Forward contracts	(640)	(640)	—	—
IRLCs	3,361	—	—	3,361

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, April 1, 2021	$3,817	$1,110
Total realized gains
Additions	543	—
Paydowns	(154)	—
Change in fair value	(86)	(292)
Balance, June 30, 2021	4,120	818

Balance as of April 1, 2020	$2,415	$2,064
Total realized gains
Additions	197	—
Paydowns	—	—
Change in fair value	(90)	(1,782)
Balance, June 30, 2020	$2,522	$282

	Six Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2021	$3,569	$3,361
Total realized gains
Additions	946	—
Paydowns	(324)	—
Change in fair value	(71)	(2,543)
Balance, June 30, 2021	4,120	818

Balance as of January 1, 2020	$2,481	$910
Total realized gains
Additions	310	—
Paydowns	—	—
Change in fair value	(269)	(628)
Balance, June 30, 2020	$2,522	$282

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2021 and December 31, 2020.

		June 30, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	4,035	—	—	4,035

		December 31, 2020
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,026	$—	$—	$4,026
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$4,035	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	818	Discounted cash flow	Loan closing rates	63% - 100%	92%
Servicing asset	3,817	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.6% 10%

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$4,026	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	3,361	Discounted cash flow	Loan closing rates	44% - 100%	87%
Servicing asset	3,569	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2021 or December 31, 2020.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2021 and December 31, 2020.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at June 30, 2021 and December 31, 2020.

	June 30, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$328,797	$328,797	$328,797	$—	$—
Securities held-to-maturity	65,659	68,058	—	68,058	—
Loans held-for-sale (best efforts pricing agreements)	10,717	10,717	—	10,717	—
Net loans	2,929,542	2,975,406	—	—	2,975,406
Accrued interest receivable	16,345	16,345	16,345	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,206,147	3,229,241	1,799,490	—	1,429,751
Advances from Federal Home Loan Bank	514,919	533,237	—	533,237	—
Subordinated debt	69,871	75,456	65,294	10,162	—
Accrued interest payable	1,132	1,132	1,132	—	—

	December 31, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$419,806	$419,806	$419,806	$—	$—
Securities held-to-maturity	68,223	69,452	—	69,452	—
Loans held-for-sale (best efforts pricing agreements)	13,243	13,243	—	13,243	—
Net loans	3,029,747	3,084,375	—	—	3,084,375
Accrued interest receivable	17,416	17,416	17,416	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,270,885	3,307,038	1,679,164	—	1,627,874
Advances from Federal Home Loan Bank	514,916	541,945	—	541,945	—
Subordinated debt	79,603	83,682	63,325	20,357	—
Accrued interest payable	1,439	1,439	1,439	—	—

Note 12:        Mortgage Banking Activities

The Company’s residential real estate lending business originates mortgage loans for customers and typically sells a majority of the originated loans into the secondary market. For most of the mortgages it sells in the secondary market, the Company hedges its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income.  Refer to Note 13 for further information on derivative financial instruments.

During the three months ended June 30, 2021 and 2020, the Company originated mortgage loans held-for-sale of $163.3 million and $211.9 million, respectively, and sold $151.5 million and $229.2 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2021 and 2020, the Company originated mortgage loans held-for-sale of $387.2 million and $427.3 million, respectively, and sold $393.1 million and $454.7 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Gain on loans sold	$3,587	$4,164	$11,086	$8,507
(Loss) gain resulting from the change in fair value of loans held-for-sale	118	(1,255)	(744)	(939)
(Loss) gain resulting from the change in fair value of derivatives	(1,031)	499	(1,918)	(492)
Net revenue from mortgage banking activities	$2,674	$3,408	$8,424	$7,076

Fluctuations in interest rates and changes in IRLC and loan volume within the mortgage banking pipeline may cause volatility in the fair value of loans held-for-sale and the fair value of derivatives used to hedge the mortgage banking pipeline.

Note 13:        Derivative Financial Instruments

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

The Company had various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, in the condensed consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets, while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2021 and December 31, 2020.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Securities available-for-sale (1)	77,363	124,210	2,834	6,064
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million and $88.2 million, at June 30, 2021 and December 31, 2020.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) June 30, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	3.3	$(2,835)	3-month LIBOR	2.33%
Total at June 30, 2021	$50,000	3.3	$(2,835)	3-month LIBOR	2.33%

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

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.61 years as of June 30, 2021.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2021 and December 31, 2020.

(dollars in thousands) June 30, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.6	$(11,349)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.5	(6,103)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.1	$(15,727)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3.0	(7,951)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $21.0 million and $30.6 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at June 30, 2021 and December 31, 2020, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$47,493	$818	$108,095	$3,361
Total contracts	$47,493	$818	$108,095	$3,361
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with loans	$—	$—	$—	$—
Interest rate swaps associated with securities available-for-sale	50,000	(2,835)	88,200	(6,072)
Interest rate swaps associated with liabilities	210,000	(17,451)	210,000	(23,678)
Derivatives not designated as hedging instruments
Forward contracts	46,750	(17)	107,500	(640)
Total contracts	$306,750	$(20,303)	$405,700	$(30,390)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2021 and 2020.

	Amount of Gain (Loss )Recognized in Other Comprehensive Income Loss in The Three Months Ended		Amount of Loss Recognized in Other Comprehensive Income Gain (Loss) in The Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest rate swap agreements	$(54)	$(509)	$6,226	$(13,967)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(292)	$(1,781)	$(2,541)	$(628)

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	—	—	—	—
Forward contracts	$(738)	$2,281	$623	$136

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and six months ended June 30, 2021 and 2020.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income
Loans	$—	$(1,221)	$—	$(2,445)
Securities - taxable	—	(159)	(253)	(250)
Securities - non-taxable	(271)	(164)	(537)	(230)
Total interest income	(271)	(1,544)	(790)	(2,925)
Interest expense
Deposits	692	593	1,370	899
Other borrowed funds	753	589	1,483	911
Total interest expense	1,445	1,182	2,853	1,810
Net interest income	$(1,716)	$(2,726)	$(3,643)	$(4,735)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the six months ended June 30, 2021 and 2020, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2021	$468	$(17,664)	$(17,196)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(807)	6,226	5,419
Other comprehensive (loss) gain before tax	(807)	6,226	5,419
Income tax (benefit) provision	(175)	1,309	1,134
Other comprehensive (loss) income - net of tax	$(632)	$4,917	$4,285
Balance, June 30, 2021	$(164)	$(12,747)	$(12,911)

Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	4,801	(13,967)	(9,166)
Reclassification of net loss realized and included in earnings	(41)	—	(41)
Other comprehensive income (loss) before tax	4,760	(13,967)	(9,207)
Income tax provision (benefit)	1,760	(4,020)	(2,260)
Other comprehensive income (loss) - net of tax	3,000	(9,947)	(6,947)
Balance, June 30, 2020	$(1,388)	$(19,750)	$(21,138)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2021 and 2020, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, April 1, 2021	$(1,219)	$(12,701)	$(13,920)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	1,388	(54)	1,334
Other comprehensive gain (loss) before tax	1,388	(54)	1,334
Income tax (benefit) provision	(333)	8	(325)
Other comprehensive (loss) income - net of tax	$1,055	$(46)	$1,009
Balance, June 30, 2021	$(164)	$(12,747)	$(12,911)

Balance, April 1, 2020	$(239)	$(19,627)	$(19,866)
Net change in unrealized loss	(1,498)	(509)	(2,007)
Other comprehensive loss before tax	(1,498)	(509)	(2,007)
Income tax benefit	(349)	(386)	(735)
Other comprehensive income (loss) - net of tax	(1,149)	(123)	(1,272)
Balance, June 30, 2020	$(1,388)	$(19,750)	$(21,138)

Note 15:     Recent Accounting Pronouncements

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana and adjacent markets. Our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards to commercial borrowers located primarily in Central Indiana, Phoenix, Arizona and adjacent markets. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was originally established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. During the second quarter 2021, Provide announced that it had entered into an agreement to be acquired by a super-regional financial institution, which is expected to close in the third quarter 2021. Subsequent to closing, we expect that the acquiring institution will retain most, if not all, of Provide’s loan origination activity and that our healthcare finance loan balances may to decline. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

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
In connection with our commitment to small businesses, during the second quarter 2021 we entered into a relationship with a fintech-oriented specialty lender that provides financing to franchisees in various industry segments. Through this relationship, we expect to begin funding portfolio loans in the third quarter 2021 and expect to fund up to $100.0 million of loans over the next twelve months. We also expect this relationship to provide SBA 7(a) loan opportunities to supplement our own origination efforts.

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

    During 2021, federal, state and local governments have continued to take additional steps to reopen and stimulate economies. We are optimistic that the combination of vaccinations and government stimulus programs will help mitigate any significant negative effects from the pandemic on our business and credit quality; however, there is still significant uncertainty concerning the ongoing trajectory of the pandemic and the speed at which the national and local economies will recover. The extent to which COVID-19 will continue to impact our business will depend on numerous evolving factors and future developments that we are not able to predict, including the new Delta variant of COVID-19 (which appears to be the most transmissible variant to date), the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Should economic conditions worsen to levels experienced in 2020, our business and credit quality could be adversely affected.

Results of Operations

During the second quarter 2021, net income was $13.1 million, or $1.31 per diluted share, compared to the second quarter 2020 net income of $3.9 million, or $0.40 per diluted share, representing an increase in net income of $9.2 million, or 233.1%. During the six months ended June 30, 2021, net income was $23.5 million, or $2.36 per diluted share, compared to the six months ended June 30, 2020 net income of $10.0 million, or $1.02 per diluted share, representing an increase in net income of $13.6 million, or 136.6%.

The $9.2 million increase in net income for the second quarter 2021 compared to the second quarter 2020 was due primarily to an increase of $7.2 million, or 49.8%, in net interest income, an increase of $4.0 million, or 80.2%, in noninterest income and a decrease of $2.5 million, or 99.2%, in provision for loan losses, partially offset by increases of $2.6 million in income tax expense and $1.8 million, or 13.8%, in noninterest expense.

The $13.6 million increase in net income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due primarily to an increase of $12.7 million, or 43.1%, in net interest income, an increase of $6.2 million, or 55.0%, in noninterest income and a decrease of $2.7 million, or 67.2%, in provision for loan losses, partially offset by a $4.2 million increase in income tax expense and a $3.7 million, or 13.7%, increase in noninterest expense.

During the second quarter 2021, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 1.25%, 14.88%, and 15.09%, respectively, compared to 0.37%, 5.15%, and 5.23%, respectively, for the second quarter 2020. During the six months ended June 30, 2021, ROAA, ROAE, and ROATCE were 1.13%, 13.78%, and 13.97%, respectively, compared to 0.47%, 6.48%, and 6.58%, respectively, for the six months ended June 30, 2020.

During the second quarter of 2021, the Company recognized a $2.5 million pre-tax gain of sale of its corporate headquarters. Excluding this item, adjusted net income for the second quarter of 2021 was $11.1 million, or $1.11 per diluted share, and adjusted net income for the six months ended June 30, 2021 was $21.6 million, or $2.16 per diluted share. Additionally, for the second quarter of 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.06%, 12.62% and 12.79, respectively, while for the six months ended June 30, 2021 adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.04%, 12.62% and 12.79, respectively.

These profitability ratios improved in the 2021 periods compared to the 2020 periods, as increases in net income and adjusted net income outpaced asset growth, which was relatively flat.

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

(dollars in thousands)	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,016,330	$30,835	4.10%	$3,079,130	$30,885	4.07%	$2,989,772	$29,730	4.00%
Securities - taxable	490,634	1,921	1.57%	461,300	1,779	1.56%	560,947	3,276	2.35%
Securities - non-taxable	84,050	259	1.24%	87,129	281	1.31%	96,675	457	1.90%
Other earning assets	509,735	362	0.28%	446,045	335	0.30%	594,296	759	0.51%
Total interest-earning assets	4,100,749	33,377	3.26%	4,073,604	33,280	3.31%	4,241,690	34,222	3.24%

Allowance for loan losses	(30,348)			(29,884)			(23,388)
Noninterest-earning assets	136,565			129,553			111,872
Total assets	$4,206,966			$4,173,273			$4,330,174

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$192,777	$143	0.30%	$180,746	$133	0.30%	$137,487	$237	0.69%
Regular savings accounts	55,811	49	0.35%	46,035	40	0.35%	37,204	92	0.99%
Money market accounts	1,416,406	1,462	0.41%	1,369,626	1,391	0.41%	1,089,063	3,541	1.31%
Certificates and brokered deposits	1,444,171	6,051	1.68%	1,519,580	7,064	1.89%	2,006,966	11,893	2.38%
Total interest-bearing deposits	3,109,165	7,705	0.99%	3,115,987	8,628	1.12%	3,270,720	15,763	1.94%
Other borrowed funds	584,751	4,065	2.79%	583,780	4,127	2.87%	584,543	4,033	2.77%
Total interest-bearing liabilities	3,693,916	11,770	1.28%	3,699,767	12,755	1.40%	3,855,263	19,796	2.07%
Noninterest-bearing deposits	98,207			90,764			73,758
Other noninterest-bearing liabilities	61,949			46,774			94,285
Total liabilities	3,854,072			3,837,305			4,023,306

Shareholders’ equity	352,894			335,968			306,868
Total liabilities and shareholders’ equity	$4,206,966			$4,173,273			$4,330,174

Net interest income		$21,607			$20,525			$14,426

Interest rate spread [1]			1.98%			1.91%			1.17%
Net interest margin [2]			2.11%			2.04%			1.37%
Net interest margin - FTE [3]			2.25%			2.18%			1.50%
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

(dollars in thousands)	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,047,560	$61,720	4.08%	$2,983,883	$60,138	4.05%
Securities - taxable	476,049	3,700	1.57%	545,997	6,895	2.54%
Securities - non-taxable	85,581	540	1.27%	98,254	1,029	2.11%
Other earning assets	478,065	697	0.29%	505,111	2,404	0.96%
Total interest-earning assets	4,087,255	66,657	3.29%	4,133,245	70,466	3.43%

Allowance for loan losses	(30,117)			(22,724)
Noninterest-earning assets	133,074			104,532
Total assets	$4,190,212			$4,215,053

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$186,795	$276	0.30%	$130,206	$456	0.70%
Regular savings accounts	50,950	89	0.35%	33,774	170	1.01%
Money market accounts	1,393,145	2,853	0.41%	977,834	7,284	1.50%
Certificates and brokered deposits	1,481,667	13,115	1.78%	2,038,068	25,061	2.47%
Total interest-bearing deposits	3,112,557	16,333	1.06%	3,179,882	32,971	2.09%
Other borrowed funds	584,268	8,192	2.83%	584,504	8,051	2.77%
Total interest-bearing liabilities	3,696,825	24,525	1.34%	3,764,386	41,022	2.19%
Noninterest-bearing deposits	94,506			67,107
Other noninterest-bearing liabilities	54,403			74,623
Total liabilities	3,845,734			3,906,116

Shareholders’ equity	344,478			308,937
Total liabilities and shareholders’ equity	$4,190,212			$4,215,053

Net interest income		$42,132			$29,444

Interest rate spread [1]			1.95%			1.24%
Net interest margin [2]			2.08%			1.43%
Net interest margin - FTE [3]			2.21%			1.58%

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

(dollars in thousands)	Three Months Ended June 30, 2021 vs. March 31, 2021 Due to Changes in			Three Months Ended June 30, 2021 vs. June 30, 2020 Due to Changes in			Six Months Ended June 30, 2021 vs. June 30, 2020 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(1,394)	$1,344	$(50)	$290	$815	$1,105	$1,174	$408	$1,582
Securities – taxable	129	13	142	(371)	(984)	(1,355)	(803)	(2,392)	(3,195)
Securities – non-taxable	(9)	(13)	(22)	(54)	(144)	(198)	(120)	(369)	(489)
Other earning assets	140	(113)	27	(95)	(302)	(397)	(122)	(1,585)	(1,707)
Total	(1,134)	1,231	97	(230)	(615)	(845)	129	(3,938)	(3,809)

Interest expense
Interest-bearing deposits	(17)	(906)	(923)	(738)	(7,320)	(8,058)	(685)	(15,953)	(16,638)
Other borrowed funds	49	(111)	(62)	2	30	32	(11)	152	141
Total	32	(1,017)	(985)	(736)	(7,290)	(8,026)	(696)	(15,801)	(16,497)

(Decrease) increase in net interest income	$(1,166)	$2,248	$1,082	$506	$6,675	$7,181	$825	$11,863	$12,688

Net interest income for the second quarter 2021 was $21.6 million, an increase of $7.2 million, or 49.8%, compared to $14.4 million for the second quarter 2020. The increase in net interest income was the result of an $8.0 million, or 40.5%, decrease in total interest expense to $11.8 million for the second quarter 2021 from $19.8 million for the second quarter 2020. The decrease in total interest expense was partially offset by a $0.8 million, or 2.5%, decrease in total interest income to $33.4 million for the second quarter 2021 from $34.2 million for the second quarter 2020.

Net interest income for the six months ended June 30, 2021 was $42.1 million, an increase of $12.7 million, or 43.1%, compared to $29.4 million for the six months ended June 30, 2020. The increase in net interest income was the result of a $16.5 million, or 40.2%, decrease in total interest expense to $24.5 million for the six months ended June 30, 2021 from $41.0 million for the six months ended June 30, 2020, partially offset by a $3.8 million, or 5.4%, decrease in total interest income to $66.7 million for the six months ended June 30, 2021 from $70.5 million for the six months ended June 30, 2020.

The decrease in total interest income for the second quarter 2021 compared to the second quarter 2020 was due to decreases in interest earned on securities and other earning assets, partially offset by an increase in interest earned on loans. Interest income earned on securities decreased $1.6 million, or 41.6%, due to a decline of 76 basis points (“bps”) in the yield earned on securities, as well as a decrease of $82.9 million, or 12.6%, in the average balance of securities. The decrease in the average balance of securities was driven primarily by prepayments and maturities in private label mortgage-backed securities and agency mortgage-backed securities and early redemptions and maturities in municipal securities. Interest income earned on other earning assets declined $0.4 million, or 52.3%, due mainly to a 23 bp decline in the yield earned on these assets, as well as a decrease of $84.6 million, or 14.2%, in the average balance of other earning assets. The decrease in the average balance of other earning assets was due primarily to lower cash balances. Interest income earned on loans increased $1.1 million, or 3.7%, due primarily to an increase of 10 bps in the yield earned on average loan balances, as well as an increase of $26.6 million, or 0.9%, in average loan balances. The increase in average loan balances was due primarily to growth in the healthcare finance, construction and small business lending portfolios, which included loans originated through the Paycheck Protection Program (“PPP”), partially offset by a decrease in the average balance of residential mortgage, single tenant lease financing, public finance and commercial, and industrial loan balances.

The decrease in total interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due primarily to a decrease of $82.6 million, or 12.8%, in the average balance of securities and the yield earned on the securities portfolio decreased 95 bps for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in the average balance of securities was driven primarily by prepayments and maturities in private label mortgage-backed securities and agency mortgage-backed securities and early redemptions and maturities in municipal securities, as well as a decrease in purchases of securities. The average balance in other earning assets also decreased $27.0 million, or 5.4%, due primarily to lower cash balances. These decreases were partially offset by an increase of $63.7 million, or 2.1%, in the average balance of loans, as well as an increase of 3 bps in the yield on loans. The increase in average loan balances was due primarily to growth in the healthcare finance, construction and small business lending portfolios, which included loans originated through the Paycheck Protection Program (“PPP”), partially offset by a decrease in the average balance of residential mortgage, single tenant lease financing, public finance and commercial, and industrial loan balances.

Overall, the yield on interest-earning assets for the second quarter 2021 increased 2 bps to 3.26% from 3.24% for the second quarter 2020. The yield on interest-earning assets for the six months ended June 30, 2021 declined 14 bps to 3.29% from 3.43% for the six months ended June 30, 2020. The increase in the yield earned on interest-earning assets for the second quarter 2021 compared to the second quarter 2020 was due to a 10 bp increase in the yield earned on loans, partially offset by decreases of 76 bps in the yield earned on securities and 23 bps in other earning assets. The decrease in the yield earned on interest-earning assets for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to decreases of 95 bps in the yield earned on securities and 67 bps in other earning assets, partially offset by a 3 bp increase in the yield earned on loans. Interest rates began declining in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. The decline in market interest rates negatively impacted the yields earned on securities and cash balances during both the quarter and the six months ended June 30, 2021, in comparison to the same time periods in 2020.

The decrease in total interest expense for the second quarter 2021 compared to the second quarter 2020 was due to a decrease in interest expense related to interest-bearing deposits. Interest expense on certificates and brokered deposits decreased $5.8 million, or 49.1%, due to a decline of 70 bps in the cost of these deposits, as well as a $562.8 million, or 28.0%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $2.1 million, or 58.7%, was driven by a decline of 90 bps in the cost of these deposits, partially offset by an increase of $327.3 million, or 30.1%, in the average balance of these deposits. Average money market balances increased from the prior year period due primarily to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19. The decrease in interest expense related to interest-bearing demand deposits and savings accounts was due primarily to decreases of 39 bps and 64 bps, respectively, partially offset by increases of $55.3 million, or 40.2%, and $18.6 million, or 50.0%, respectively, in the average balance of these deposits.

The decrease in total interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was driven primarily by a 103 bp decline in the cost of funds related to interest-bearing deposits and a decrease of $67.3 million, or 2.1%, in the average balance of interest-bearing deposits. The decrease in the cost of interest-bearing deposits was due primarily to a $556.4 million, or 27.3%, decrease in average certificates and brokered deposits balances and a 69 bp decrease in the related cost of these deposits. The decrease in interest expense related to money market accounts of $4.4 million, or 60.8%, was driven by a decline of 109 bps in the cost of these deposits, partially offset by an increase of $415.3 million, or 42.5%, in the average balance of these deposits.

Overall, the cost of total interest-bearing liabilities for the second quarter 2021 declined 79 bps to 1.28% from 2.07% for the second quarter 2020. Additionally, the cost of total interest-bearing liabilities for the six months ended June 30, 2021 declined 85 bps to 1.34% from 2.19% for the six months ended June 30, 2020. Similar to asset yields, declines in the cost of funds were due to the continued decrease in market interest rates from the prior year periods. The sharp declines in both short- and long-term interest rates due to COVID-19 have allowed the Company to reprice all of its deposit products at lower rates. Furthermore, a shift in the deposit composition from higher cost certificates and brokered deposits to lower cost non-maturity deposit accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 2.11% for the second quarter 2021 compared to 1.37% for the second quarter 2020; an increase of 74 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.25% for the second quarter 2021 compared to 1.50% for the second quarter 2020; an increase of 75 bps.

NIM was 2.08% for the six months ended June 30, 2021 compared to 1.43% for the six months ended June 30, 2020; an increase of 65 bps. FTE NIM was 2.21% for the six months ended June 30, 2021 compared to 1.58% for the six months ended June 30, 2020; an increase of 63 bps.
The increase in second quarter 2021 NIM and FTE NIM compared to the second quarter 2020 reflects a decrease in the cost of funds while asset yields were up modestly. The reductions in the cost of interest-bearing liabilities was due primarily to the continued decrease in market interest rates from the prior year period. Interest rates declined significantly in 2020 following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19.

The increase in year-to-date June 2021 NIM and FTE NIM compared to year-to-date June 2020 reflects a decrease in the cost of funds, partially offset by a moderate decrease in interest-earning asset yields. The decline in the cost of interest-bearing liabilities and the yield on interest-earning assets was due primarily to the continued decrease in market interest rates from the prior year period.

As the pace of the decline in short-term market interest rates has slowed, the Company believes that yields on interest-earning assets have largely stabilized. Furthermore, the Company has approximately $779.0 million of certificates and brokered deposits with a weighted average cost of 1.35% that mature over the next twelve months. As the weighted average of cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline during the second half of 2021.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2021 and 2020.

(in thousands)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Service charges and fees	$280	$266	$206	$224	$182	$546	$394
Loan servicing revenue	457	422	379	274	255	879	506
Loan servicing asset revaluation	(240)	(155)	(60)	(103)	(90)	(395)	(269)
Mortgage banking activities	2,674	5,750	7,987	9,630	3,408	8,424	7,076
Gain on sale of loans	3,019	1,723	3,702	2,033	762	4,742	2,563
Gain on sale of securities	—	—	—	98	—	—	41
Gain on sale of premises and equipment	2,523	—	—	—	—	2,523	—
Other	249	369	443	339	456	618	873
Total noninterest income	$8,962	$8,375	$12,657	$12,495	$4,973	$17,337	$11,184

During the second quarter 2021, noninterest income was $9.0 million, representing an increase of $4.0 million, or 80.2%, compared to $5.0 million for the second quarter 2020. The increase in noninterest income was due primarily to increases in revenue from gain on sale of premises and equipment and gain on sale of loans, partially offset by decreases in mortgage banking activities and other noninterest income. The increase in gain on sale of premises and equipment was due to the Company completing the sale of its current headquarters. The increase in gain on sale of loans was due an increase in the volume of U.S. Small Business Administration 7(a) guaranteed loan sales and an increase in secondary market premiums during the second quarter 2021. The decline in mortgage banking revenue in the second quarter of 2021 versus the second quarter of 2020 was due primarily to decreases in interest rate locks, sold loan volume and gain-on-sale margins. The decrease in other noninterest income was due to various items, none of which were individually deemed significant.

During the six months ended June 30, 2021, noninterest income was $17.3 million, an increase of $6.2 million, or 55.0%, compared to $11.2 million for the six months ended June 30, 2020. The increase in noninterest income was due primarily to increases in revenue from gain on sale of premises and equipment, gain on sale of loans, mortgage banking activities, and loan servicing revenue, which was partially offset by a decrease in other income. The increase in gain on sale of premises and equipment was due to the Company completing the sale of its current headquarters. The increase in gain on sale of loans was due to an increase in the volume of SBA 7(a) guaranteed loan sales and an increase in secondary market premiums during the six months ended June 30, 2021. The increase in mortgage banking revenue was due mainly to higher gain-on-sale margins. The increase in loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio due to origination activity over the last twelve months. The decrease in other noninterest income was due to various items, none of which were individually deemed significant.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2021 and 2020.

(in thousands)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Salaries and employee benefits	$9,232	$9,492	$9,135	$9,533	$7,789	$18,724	$15,563
Marketing, advertising and promotion	872	680	443	426	411	1,552	786
Consulting and professional services	1,078	986	788	614	932	2,064	2,109
Data processing	382	462	426	388	339	844	714
Loan expenses	541	534	630	408	399	1,075	998
Premises and equipment	1,587	1,601	1,601	1,568	1,602	3,188	3,227
Deposit insurance premium	275	425	450	440	435	700	920
Write-down of other real estate owned	—	—	—	2,065	—	—	—
Other	1,108	1,137	1,040	970	1,337	2,245	2,413
Total noninterest expense	$15,075	$15,317	$14,513	$16,412	$13,244	$30,392	$26,730

Noninterest expense for the second quarter 2021 was $15.1 million, compared to $13.2 million for the second quarter 2020. The increase of $1.8 million, or 13.8%, compared to the second quarter 2020 was due primarily to increases of $1.4 million in salaries and employee benefits and $0.5 million in marketing, advertising and promotion, partially offset by decreases of $0.2 million and $0.2 million in deposit insurance premium and other noninterest expense, respectively. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform, as well as increased small business lending incentive compensation for the second quarter 2021. The increase in marketing, advertising and promotion was due primarily to higher mortgage lead generation costs and sponsorship initiatives. The decrease in other expenses was due primarily to a $0.3 million charitable contribution the Company made in the second quarter 2020 to assist small businesses and nonprofits in addressing the economic challenges of the COVID-19 pandemic. The decrease in deposit insurance premium is due primarily to a decrease in the balance of brokered deposits and a decrease in the overall size of the balance sheet, both of which positively impact the formula used to calculate deposit insurance expense.

Noninterest expense for the six months ended June 30, 2021 was $30.4 million, compared to $26.7 million for the six months ended June 30, 2020. The increase of $3.7 million, or 13.7%, compared to the six months ended June 30, 2020 was due primarily to increases of $3.2 million in salaries and employee benefits and $0.8 million in marketing, advertising and promotion, partially offset by decreases of $0.2 million and $0.2 million in deposit insurance premium and other noninterest expense, respectively. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform, as well as increased small business lending incentive compensation. The increase in marketing, advertising and promotion was due primarily to higher mortgage lead generation costs and digital marketing initiatives. The decrease in deposit insurance premium was due primarily to a decrease in the balance of brokered deposits and a decrease in the overall size of the balance sheet, both of which positively impact the formula used to calculate deposit insurance expense. The decrease in other expenses was due primarily to a $0.3 million charitable contribution the Company made in the second quarter 2020 to assist small businesses and nonprofits in addressing the economic challenges of the COVID-19 pandemic.

Income tax provision was $2.4 million for the second quarter 2021, resulting in an effective tax rate of 15.4%, compared to a tax benefit of $0.3 million for the second quarter 2020. Income tax provision was $4.2 million for the six months ended June 30, 2021, resulting in an effective tax rate of 15.2%, compared to an income tax benefit of less than $0.1 million for the six months ended June 30, 2020. The increase in income tax provision for both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, was due primarily to the increase in pre-tax earnings driven by increased net interest income and noninterest income, partially offset by higher noninterest expenses. Additionally, the lower income tax provision and effective tax rate during the six months ended June 30, 2020, was impacted by the passage of the

CARES Act, which was signed into law on March 27, 2020, and provided the Company the ability to carryback certain federal net operating losses.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total assets	$4,204,642	$4,188,570	$4,246,156	$4,333,624	$4,324,600
Loans	2,957,608	3,058,694	3,059,231	3,012,914	2,973,674
Total securities	729,178	530,566	565,851	596,565	657,312
Loans held-for-sale	27,587	30,235	39,584	76,208	38,813
Noninterest-bearing deposits	113,996	100,700	96,753	86,088	82,864
Interest-bearing deposits	3,092,151	3,116,903	3,174,132	3,286,303	3,297,925
Total deposits	3,206,147	3,217,603	3,270,885	3,372,391	3,380,789
Advances from Federal Home Loan Bank	514,919	514,917	514,916	514,914	514,913
Total shareholders’ equity	358,641	344,566	330,944	318,102	307,711

Total assets decreased $41.5 million, or 1.0%, to $4.2 billion at June 30, 2021 compared to $4.2 billion at December 31, 2020. This decrease was driven by a $64.7 million, or 2.0%, decrease in deposit balances, which includes a $202.0 million, or 15.7%, decrease in certificates of deposits and an $81.8 million, or 6.1%, increase in money market account balances.

As of June 30, 2021, total shareholders’ equity was $358.6 million, an increase of $27.7 million, or 8.4%, compared to December 31, 2020, due primarily to the net income earned during the period, as well as a decrease in accumulated other comprehensive loss. Tangible common equity totaled $354.0 million as of June 30, 2021, representing an increase of $27.7 million, or 8.5%, compared to December 31, 2020. As both total shareholders’ equity and tangible common equity increased, while both total assets and tangible assets decreased 1.0%, respectively, the ratio of total shareholders’ equity to total assets increased to 8.53% as of June 30, 2021 from 7.79% as of December 31, 2020, and the ratio of tangible common equity to tangible assets increased to 8.43% as of June 30, 2021 from 7.69% as of December 31, 2020.

Book value per common share increased 7.8% to $36.39 as of June 30, 2021 from $33.77 as of December 31, 2020. Tangible book value per share increased 7.9% to $35.92 as of June 31, 2021 from $33.29 as of December 31, 2020. The growth in both book value per common share and tangible book value per share reflects the growth in total shareholders’ equity and tangible common equity while total common shares outstanding increased slightly from December 31, 2020. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
Commercial loans
Commercial and industrial	$96,203	3.3%	$71,835	2.3%	$75,387	2.5%	$77,116	2.6%	$81,687	2.7%
Owner-occupied commercial real estate	87,136	2.9%	87,930	2.9%	89,785	2.9%	89,095	3.0%	86,897	2.9%
Investor commercial real estate	28,871	1.0%	14,832	0.5%	13,902	0.5%	13,084	0.4%	13,286	0.4%
Construction	117,970	4.0%	123,483	4.0%	110,385	3.6%	92,154	3.1%	77,591	2.6%
Single tenant lease financing	913,115	30.9%	941,322	30.8%	950,172	31.1%	960,505	31.9%	980,292	33.0%
Public finance	612,138	20.7%	637,600	20.8%	622,257	20.3%	625,638	20.8%	647,107	21.8%
Healthcare finance	455,890	15.3%	510,237	16.8%	528,154	17.3%	461,740	15.3%	380,956	12.8%
Small business lending	123,293	4.2%	132,490	4.3%	125,589	4.1%	123,168	4.1%	118,526	4.0%
Total commercial loans	2,434,616	82.3%	2,519,729	82.4%	2,515,631	82.3%	2,442,500	81.2%	2,386,342	80.2%
Consumer loans
Residential mortgage	177,148	6.0%	190,148	6.2%	186,787	6.1%	203,041	6.7%	208,728	7.0%
Home equity	17,510	0.6%	17,949	0.6%	19,857	0.6%	22,169	0.7%	22,640	0.8%
Other consumer	271,796	9.2%	270,209	8.8%	275,692	9.0%	282,450	9.3%	291,632	9.8%
Total consumer loans	466,454	15.8%	478,306	15.6%	482,336	15.7%	507,660	16.7%	523,000	17.6%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	56,538	1.9%	60,659	2.0%	61,264	2.0%	62,754	2.1%	64,332	2.2%
Total loans	2,957,608	100.0%	3,058,694	100.0%	3,059,231	100.0%	3,012,914	100.0%	2,973,674	100.0%
Allowance for loan losses	(28,066)		(30,642)		(29,484)		(26,917)		(24,465)
Net loans	$2,929,542		$3,028,052		$3,029,747		$2,985,997		$2,949,209

(1) Includes carrying value adjustments of $40.4 million, $41.6 million, $42.7 million, $44.3 million and $46.0 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.

Total loans were $3.0 billion as of June 30, 2021, a decrease of $101.6 million, or 3.3%, compared to December 31, 2020. Total commercial loan balances were $2.4 billion as of June 30, 2021, down $81.0 million, or 3.2%, from December 31, 2020. Compared to December 31, 2020, the decline in commercial loan balances was driven largely by net payoffs in healthcare finance, single tenant lease financing and public finance loans, which were partially offset by increases in commercial and industrial, construction and investor commercial real estate loan balances.

The net payoffs in the healthcare finance portfolio were driven primarily by elevated prepayment activity combined with a lower level of new originations, as heightened competition and the low interest rate environment has driven loan pricing to unattractively low levels. Going forward, we expect the balance of healthcare finance loans may decline as a result of Provide’s acquisition by a super-regional financial institution, as well as potential prepayment activity.

Total consumer loan balances were $466.5 million as of June 30, 2021, a decrease of $15.9 million, or 3.3%, compared to December 31, 2020. The decline in consumer loan balances from December 31, 2020 was due primarily to increased prepayment activity across the consumer portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Nonaccrual loans
Commercial loans:
Commercial and industrial	$692	$1,002	$—	$117	$299
Owner-occupied commercial real estate	3,487	4,266	1,838	1,390	2,066
Single tenant lease financing	2,373	7,080	7,116	7,148	4,680
Small business lending (1)	1,209	865	—	—	—
Total commercial loans	7,761	13,213	8,954	8,655	7,045
Consumer loans:
Residential mortgage	1,253	1,120	1,183	1,085	1,042
Home equity	14	15	—	—	—
Other consumer	10	23	46	34	108
Total consumer loans	1,277	1,158	1,229	1,119	1,150
Total nonaccrual loans	9,038	14,371	10,183	9,774	8,195

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	278	—	—	—
Total commercial loans	—	278	—	—	—
Total past due 90 days and accruing loans	—	278	—	—	—

Total nonperforming loans	9,038	14,649	10,183	9,774	8,195

Other real estate owned
Investor commercial real estate	1,188	—	—	—	2,065
Residential mortgage	112	—	—	—	—
Total other real estate owned	1,300	—	—	—	2,065

Other nonperforming assets	—	29	35	8	44

Total nonperforming assets	$10,338	$14,678	$10,218	$9,782	$10,304

Total nonperforming loans to total loans(2)	0.31%	0.48%	0.33%	0.32%	0.28%
Total nonperforming assets to total assets(2)	0.25%	0.35%	0.24%	0.23%	0.24%
Allowance for loan losses to total loans	0.95%	1.00%	0.96%	0.89%	0.82%
Allowance for loan losses to total loans, excluding PPP loans(3)	0.96%	1.02%	0.98%	0.91%	0.84%
Allowance for loan losses to nonperforming loans(2)	310.5%	209.2%	289.5%	275.4%	298.5%

1 Balance represents U.S. government guaranteed loans.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.
3 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Troubled debt restructurings – nonaccrual	$2,581	$2,606	$2,637	$811	$854
Troubled debt restructurings – performing	1,179	1,187	367	365	372
Total troubled debt restructurings	$3,760	$3,793	$3,004	$1,176	$1,226

The decline in nonperforming loans of $1.2 million, or 9.0%, to $9.0 million as of June 30, 2021 compared to $10.2 million as of December 31, 2020 was due primarily to a decrease in nonaccrual single tenant lease financing balances, which was partially offset by an increase in nonperforming small business lending, owner-occupied commercial real estate and commercial and industrial loans. The decrease in nonaccrual single tenant lease financing balances was due to positive developments related to a relationship which included two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to OREO.

Total nonperforming assets increased $0.1 million, or 1.2%, as of June 30, 2021 compared to December 31, 2020, due primarily to a $1.3 million increase in OREO, partially offset by the $1.2 million decrease in nonperforming loans discussed above. The ratio of nonperforming loans to total loans decreased to 0.31% as of June 30, 2021 compared to 0.33% as of December 31, 2020 and the ratio of nonperforming assets to total assets increased to 0.25% as of June 30, 2021 compared to 0.24% as of December 31, 2020, also due primarily to the loans and OREO mentioned above.

Total TDRs as of June 30, 2021 were $3.8 million, up $0.8 million from December 31, 2020. The increase was driven by one residential mortgage loan that became a TDR during the first quarter 2021.

    As of June 30, 2021, the Company had two properties in OREO, one commercial property with a carrying value of $1.2 million and one residential mortgage with a carrying value of $0.1 million. The Company did not have any OREO as of December 31, 2020.

    As of June 30, 2021, our financial results have reflected little impact on asset quality as a result of COVID-19. We are optimistic that the combination of vaccinations, government stimulus programs and relief programs we have provided to our clients will continue to mitigate the impact of the pandemic on the Company’s business. However, if economic conditions return to levels experienced during 2020, our credit quality and overall financial performance could be adversely affected.

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

    In accordance with this guidance, the Company has offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of June 30, 2021, the Company had eight loans totaling $7.9 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. The Company received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The additional funding was used to fund PPP loans for small businesses, as well as certain small businesses who were eligible to receive a second PPP loan. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during the six month period ended June 30, 2021, and it is being deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021.

The Company anticipates that the majority of the PPP loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Management anticipates that loan forgiveness applications will continue throughout 2021.

The following table provides a rollforward of the activity of PPP loans through June 30, 2021.

(dollars in thousands)
	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	278	27,201	1,118
Principal repaid	(348)	(38,671)
Net deferred fees recognized			(768)
Balance, June 30, 2021	306	39,682	948

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the six months ended June 30, 2021 and 2020.

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Balance, beginning of period	$30,642	$29,484	$26,917	$24,465	$22,857	$29,484	$21,840
Provision charged to expense	21	1,276	2,865	2,509	2,491	1,297	3,952
Losses charged off	(2,689)	(311)	(408)	(241)	(1,016)	(3,001)	(1,514)
Recoveries	92	193	110	184	133	286	187
Balance, end of period	$28,066	$30,642	$29,484	$26,917	$24,465	$28,066	$24,465

Net charge-offs to average loans	0.35%	0.02%	0.04%	0.01%	0.12%	0.06%	0.06%

    The allowance for loan losses was $28.1 million as of June 30, 2021, compared to $29.5 million as of December 31, 2020. The decrease in the allowance for loan losses compared to December 31, 2020 was due primarily to the elimination of $2.9 million of specific reserves related to a single tenant lease financing relationship and a commercial and industrial relationship, both of which had been classified as nonaccrual. The single tenant lease financing relationship included two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to OREO. The commercial and industrial relationship included four loans, two of which were paid off during the quarter. The decrease in the allowance for loan losses was partially offset by additional adjustments to the qualitative factors in the Company’s allowance model.

     The allowance for loan losses as a percentage of total loans was 0.95% at June 30, 2021, or 0.96%, when excluding PPP loans, compared to 0.96%, or 0.98%, when excluding PPP loans, at December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 310.5% as of June 30, 2021, compared to 289.5% as of December 31, 2020, due to a decrease in nonperforming loans related to the single tenant lease financing relationship and commercial and industrial relationship discussed above. The provision for loan losses in the second quarter 2021 was $21 thousand, compared to $2.5 million for the second quarter 2020. The decrease in the provision for loan losses was due primarily to the decline in loan balances. During the second quarter 2021, the Company recorded net charge-offs of $2.6 million, compared to net charge-offs of $0.9 million for the second quarter 2020. The increase in net charge-offs was due primarily to a charge-off of $2.4 million related to the single tenant lease financing relationship discussed above, as the loan payoff and the transfer to the OREO were recorded at net book value.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$57,984	$60,815	$61,765	$65,007	$68,203
Municipal securities	77,364	79,168	82,757	87,365	91,906
Agency mortgage-backed securities	445,895	229,981	241,795	250,755	275,433
Private label mortgage-backed securities	29,003	40,550	57,268	71,519	101,110
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	48,447	48,433	48,419	48,406	48,394
Total available-for-sale	663,693	463,947	497,004	528,052	590,046
Securities held-to-maturity
Municipal securities	14,549	14,560	14,571	14,582	14,603
Corporate securities	51,110	53,630	53,652	53,672	53,692
Total held-to-maturity	65,659	68,190	68,223	68,254	68,295
Total securities	$729,352	$532,137	$565,227	$596,306	$658,341

(in thousands)
Approximate Fair Value	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$57,135	$59,478	$60,545	$63,682	$66,544
Municipal securities	78,438	79,208	82,489	86,421	90,562
Agency mortgage-backed securities	444,494	228,818	243,921	253,292	278,530
Private label mortgage-backed securities	29,363	41,106	58,116	72,626	101,925
Asset-backed securities	5,005	5,006	4,961	4,921	4,837
Corporate securities	49,084	48,760	47,596	47,369	46,619
Total available-for-sale	663,519	462,376	497,628	528,311	589,017
Securities held-to-maturity
Municipal securities	15,373	15,109	15,317	15,328	15,274
Corporate securities	52,685	54,274	54,135	53,848	53,878
Total held-to-maturity	68,058	69,383	69,452	69,176	69,152
Total securities	$731,577	$531,759	$567,080	$597,487	$658,169

The approximate fair value of available-for-sale investment securities increased $165.9 million, or 33.3%, to $663.5 million as of June 30, 2021, compared to $497.6 million as of December 31, 2020. The increase was due primarily to an increase of $200.6 million in agency mortgage-backed securities, partially offset by a $28.8 million decrease in private label mortgage-backed securities and a $4.1 million decrease in municipal securities. The increase in agency mortgage-backed securities was driven primarily by increased purchases during the six months ended June 30, 2021, partially offset by prepayments and maturities in agency and private label mortgage-backed securities, as well as early redemptions and maturities in municipal securities.

Accrued Income and Other Assets

    Accrued income and other assets decreased $9.5 million, or 14.8%, to $54.8 million at June 30, 2021 compared to $64.3 million at December 31, 2020. The decrease primarily related to decreases of $9.5 million in cash pledged as collateral, $3.5 million in deferred tax assets and $2.5 million in derivative assets. As of these dates, the Company pledged $21.0 million and $30.6 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $53.9 million at June 30, 2021 compared to $48.4 million at December 31, 2020.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
Noninterest-bearing deposits	$113,996	3.6%	$100,700	3.1%	$96,753	3.0%	$86,088	2.6%	$82,864	2.5%
Interest-bearing demand deposits	196,841	6.1%	186,015	5.8%	188,645	5.8%	155,054	4.6%	152,391	4.5%
Savings accounts	56,298	1.8%	51,251	1.6%	43,200	1.3%	49,890	1.5%	43,366	1.3%
Money market accounts	1,432,355	44.6%	1,397,449	43.4%	1,350,566	41.3%	1,359,178	40.3%	1,241,874	36.7%
Certificates of deposits	1,087,350	33.9%	1,174,764	36.5%	1,289,319	39.4%	1,360,575	40.3%	1,470,905	43.5%
Brokered deposits	319,307	10.0%	307,424	9.6%	302,402	9.2%	361,606	10.7%	389,389	11.5%
Total deposits	$3,206,147	100.0%	$3,217,603	100.0%	$3,270,885	100.0%	$3,372,391	100.0%	$3,380,789	100.0%

Total deposits decreased $64.7 million, or 2.0%, to $3.2 billion as of June 30, 2021, compared to $3.3 billion as of December 31, 2020. This decrease was due primarily to a decline of $202.0 million, or 15.7%, in certificates of deposits, partially offset by increases of $81.8 million, or 6.1%, in money market accounts, $17.2 million, or 17.8%, in noninterest-bearing deposits, $16.9 million, or 5.6%, in brokered deposits, $13.1 million, or 30.3%, in savings accounts, and $8.2 million, or 4.3%, in interest-bearing demand deposits. The Company experienced strong growth in money market deposit accounts due to targeted digital marketing efforts to grow small business accounts as well as consumers, small business and commercial clients increasing their cash balances in part due to the economic uncertainty resulting from the COVID-19 pandemic. The decrease in certificates of deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

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

The following tables present actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 and December 31, 2020 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$364,991	12.23%	$208,989	7.00%	N/A	N/A
Bank	402,948	13.53%	208,451	7.00%	$193,562	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	364,991	12.23%	253,773	8.50%	N/A	N/A
Bank	402,948	13.53%	253,120	8.50%	238,230	8.00%
Total capital to risk-weighted assets
Consolidated	462,928	15.51%	313,484	10.50%	N/A	N/A
Bank	431,014	14.47%	312,677	10.50%	297,788	10.00%
Leverage ratio
Consolidated	364,991	8.70%	167,907	4.00%	N/A	N/A
Bank	402,948	9.61%	167,663	4.00%	209,579	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$342,159	11.31%	$211,828	7.00%	N/A	N/A
Bank	377,678	12.49%	211,612	7.00%	$196,497	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	342,159	11.31%	257,220	8.50%	N/A	N/A
Bank	377,678	12.49%	256,957	8.50%	241,842	8.00%
Total capital to risk-weighted assets
Consolidated	451,246	14.91%	317,742	10.50%	N/A	N/A
Bank	407,162	13.47%	317,418	10.50%	302,303	10.00%
Leverage ratio
Consolidated	342,159	7.95%	172,154	4.00%	N/A	N/A
Bank	377,678	8.78%	172,036	4.00%	215,045	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2021 to shareholders of record as of July 1, 2021. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of June 30, 2021, the Company had $72.0 million principal amount of subordinated debt outstanding evidenced by its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026, the 2029 Notes and the 2030 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. Given the uncertainty regarding the duration and ultimate economic effect of COVID-19, we believe it will be prudent to maintain higher levels of cash on the balance sheet than we have historically maintained until the crisis passes. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At June 30, 2021, on a consolidated basis, the Company had $992.3 million in cash and cash equivalents and investment securities available-for-sale and $27.6 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2021, the Bank had the ability to borrow an additional $636.9 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2021, the Company, on an unconsolidated basis, had $27.7 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2021, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $293.1 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2021 totaled $779.0 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets ratio, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, allowance for loan losses to loans, excluding PPP loans, adjusted revenue, adjusted income before income taxes, adjusted income tax, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2021 and 2020.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Total equity - GAAP	$358,641	$344,566	$330,944	$318,102	$307,711	$358,641	$307,711
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$353,954	$339,879	$326,257	$313,415	$303,024	$353,954	$303,024

Total assets - GAAP	$4,204,642	$4,188,570	$4,246,156	$4,333,624	$4,324,600	$4,204,642	$4,324,600
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,199,955	$4,183,883	$4,241,469	$4,328,937	$4,319,913	$4,199,955	$4,319,913

Total common shares outstanding	9,854,153	9,823,831	9,800,569	9,800,569	9,799,047	9,854,153	9,799,047

Book value per common share	$36.39	$35.07	$33.77	$32.46	$31.40	$36.39	$31.40
Effect of goodwill	(0.47)	(0.47)	(0.48)	(0.48)	(0.48)	(0.47)	(0.48)
Tangible book value per common share	$35.92	$34.60	$33.29	$31.98	$30.92	$35.92	$30.92

Total shareholders’ equity to assets	8.53%	8.23%	7.79%	7.34%	7.12%	8.53%	7.12%
Effect of goodwill	(0.10)%	(0.11)%	(0.10)%	(0.10)%	(0.11)%	(0.10)%	(0.11)%
Tangible common equity to tangible assets ratio	8.43%	8.12%	7.69%	7.24%	7.01%	8.43%	7.01%

Total average equity - GAAP	$352,894	$335,968	$323,464	$313,611	$306,868	$344,478	$308,937
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$348,207	$331,281	$318,777	$308,924	$302,181	$339,791	$304,250

Return on average shareholders’ equity	14.88%	12.61%	13.64%	10.67%	5.15%	13.78%	6.48%
Effect of goodwill	0.21%	0.18%	0.20%	0.16%	0.08%	0.19%	0.10%
Return on average tangible common equity	15.09%	12.79%	13.84%	10.83%	5.23%	13.97%	6.58%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Total interest income	$33,377	$33,280	$33,643	$32,750	$34,222	$66,657	$70,466
Adjustments:
Fully-taxable equivalent adjustments [1]	1,394	1,356	1,400	1,424	1,437	2,750	2,972
Total interest income - FTE	$34,771	$34,636	$35,043	$34,174	$35,659	$69,407	$73,438

Net interest income	$21,607	$20,525	$18,865	$16,232	$14,426	$42,132	$29,444
Adjustments:
Fully-taxable equivalent adjustments [1]	1,394	1,356	1,400	1,424	1,437	2,750	2,972
Net interest income - FTE	$23,001	$21,881	$20,265	$17,656	$15,863	$44,882	$32,416

Net interest margin	2.11%	2.04%	1.78%	1.53%	1.37%	2.08%	1.43%
Effect of fully-taxable equivalent adjustments [1]	0.14%	0.14%	0.13%	0.14%	0.13%	0.13%	0.15%
Net interest margin - FTE	2.25%	2.18%	1.91%	1.67%	1.50%	2.21%	1.58%

Allowance for loan losses	$28,066	$30,642	$29,484	$26,917	$24,465	$28,066	$24,465

Loans	$2,957,608	$3,058,694	$3,059,231	$3,012,914	$2,973,674	$2,957,608	$2,973,674
Adjustments:
PPP loans	(39,682)	(53,365)	(50,554)	(58,337)	(58,948)	(39,682)	(58,948)
Loans, excluding PPP loans	$2,917,926	$3,005,329	$3,008,677	$2,954,577	$2,914,726	$2,917,926	$2,914,726

Allowance for loan losses to loans	0.95%	1.00%	0.96%	0.89%	0.82%	0.95%	0.82%
Effect of PPP loans	0.01%	0.02%	0.02%	0.02%	0.02%	0.01%	0.02%
Allowance for loan losses to loans, excluding PPP loans	0.96%	1.02%	0.98%	0.91%	0.84%	0.96%	0.84%

1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Total Revenue- GAAP	$30,569	$28,900	$31,522	$28,727	$19,399	$59,469	$40,628
Adjustments:
Gain on sale of premises and equipment	(2,523)	—	—	—	—	(2,523)	—
Adjusted revenue	$28,046	$28,900	$31,522	$28,727	$19,399	$56,946	$40,628

Income before income taxes - GAAP	$15,473	$12,307	$14,145	$9,806	$3,664	$27,780	$9,946
Adjustments:
Gain on sale of premises and equipment	(2,523)	—	—	—	—	(2,523)	—
Adjusted income before income taxes	$12,950	$12,307	$14,145	$9,806	$3,664	$25,257	$9,946

Income tax provision (benefit) - GAAP	$2,377	$1,857	$3,055	$1,395	$(268)	$4,234	$(5)
Adjustments:
Gain on sale of premises and equipment	(530)	—	—	—	—	(530)	—
Adjusted income tax provision (benefit)	$1,847	$1,857	$3,055	$1,395	$(268)	$3,704	$(5)

Net income - GAAP	$13,096	$10,450	$11,090	$8,411	$3,932	$23,546	$9,951
Adjustments:
Gain on sale of premises and equipment	$(1,993)	—	—	—	—	$(1,993)	—
Adjusted net income	$11,103	$10,450	$11,090	$8,411	$3,932	$21,553	$9,951

Diluted average common shares outstanding	9,981,422	9,963,036	9,914,022	9,773,224	9,768,227	9,970,147	9,802,427

Diluted earnings per share - GAAP	$1.31	$1.05	$1.12	$0.86	$0.40	$2.36	$1.02
Adjustments:
Effect of gain on sale of premises and equipment	(0.20)	—	—	—	—	(0.20)	—
Adjusted diluted earnings per share	$1.11	$1.05	$1.12	$0.86	$0.40	$2.16	$1.02

Return on average assets	1.25%	1.02%	1.02%	0.78%	0.37%	1.13%	0.47%
Effect of gain on sale of premises and equipment	(0.19)%	0.00%	0.00%	0.00%	0.00%	(0.09)%	0.00%
Adjusted return on average assets	1.06%	1.02%	1.02%	0.78%	0.37%	1.04%	0.47%

Return on average shareholders' equity	14.88%	12.61%	13.64%	10.67%	5.15%	13.78%	6.48%
Effect of gain on sale of premises and equipment	(2.26)%	0.00%	0.00%	0.00%	0.00%	(1.16)%	0.00%
Adjusted return on average shareholders' equity	12.62%	12.61%	13.64%	10.67%	5.15%	12.62%	6.48%

Return on average tangible common equity	15.09%	12.79%	13.84%	10.83%	5.23%	13.97%	6.58%
Effect of gain on sale of premises and equipment	(2.30)%	0.00%	0.00%	0.00%	0.00%	(1.18)%	0.00%
Adjusted return on average tangible common equity	12.79%	12.79%	13.84%	10.83%	5.23%	12.79%	6.58%

Effective income tax rate	15.4%	15.1%	21.6%	14.2%	(7.3)%	15.2%	(0.1)%
Effect of gain on sale of premises and equipment	(1.1)%	0.0%	0.0%	0.0%	0.0%	(0.5)%	0.0%
Adjusted effective income tax rate	14.3%	15.1%	21.6%	14.2%	(7.3)%	14.7%	(0.1)%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At June 30, 2021 and December 31, 2020, the Company had interest rate swaps with notional amounts of $260.0 million and $298.2 million, respectively. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2021 and December 31, 2020, the Company had commitments to sell residential real estate loans of $46.8 million and $107.5 million, respectively. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for the Company is interest rate risk, which can be defined as the risk to earnings and the value of the Company’s equity resulting from changes in market interest rates. Interest rate risk arises in the normal course of business to the extent that there are timing and volume differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. The Company seeks to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.

The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. The Company continually models its NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. The Company utilizes implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2021, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.52%	N/A	(2.77)%	(7.00)%
NII - Year 2	4.92%	2.69%	(0.01)%	(5.53)%
EVE	1.72%	N/A	(7.10)%	(16.58)%

To supplement the instantaneous rate shocks required by regulatory guidance, the Company also calculates its interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2021, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve month period:

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	(0.10)%	N/A	(0.54)%	(2.07)%
NII - Year 2	4.45%	2.69%	0.27%	(4.76)%
EVE	1.48%	N/A	(7.00)%	(16.10)%

The NII and EVE figures presented in both tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objectives may include:
•Increasing the proportion of low-duration or variable-rate loans to total loans, including organic growth in SBA, construction or C&I lending
•Selling longer-term fixed rate loans
•Increasing the proportion of lower cost non-maturity deposits to total deposits
•Extending the duration of wholesale funding
•Executing derivative strategies to synthetically extend liability or shorten asset duration
•Repositioning the investment portfolio to manage its duration

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FIRST INTERNET BANCORP

8/9/2021	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/9/2021	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)