Form 10-Q
period 2021-09-30
First Internet Bancorp
filed 2021-11-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021
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

As of November 5, 2021, the registrant had 9,854,153 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (“we,” “our,” “us” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are not a guarantee of future performance or results, are based on information available at the time the statements are made and are subject to certain risks and uncertainties including: the continued or potential effects of the COVID-19 global pandemic and related variants and mutations and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating and grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”), healthcare finance and franchise finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; delays in completing our pending merger with First Century Bancorp, the failure to obtain necessary regulatory approvals and shareholder approvals or to satisfy any of the other conditions to the merger on a timely basis or at all, the possibility that the anticipated benefits of the merger are not realized when expected or at all, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, estimated synergies, cost savings and financial benefits of completed transactions, growth strategies, and the inability to realize cost savings or improved revenues or to implement integration plans and other consequences associated with the proposed merger; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$4,932	$7,367
Interest-bearing deposits	402,583	412,439
Total cash and cash equivalents	407,515	419,806
Securities available-for-sale, at fair value (amortized cost of $635,978 and $497,004 in 2021 and 2020, respectively)	634,007	497,628
Securities held-to-maturity, at amortized cost (fair value of $64,337 and $69,452 in 2021 and 2020, respectively)	62,129	68,223
Loans held-for-sale (includes $19,181 and $26,341 at fair value in 2021 and 2020, respectively)	43,970	39,584
Loans	2,936,148	3,059,231
Allowance for loan losses	(28,000)	(29,484)
Net loans	2,908,148	3,029,747
Accrued interest receivable	14,866	17,416
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	38,660	37,952
Premises and equipment, net	52,700	37,590
Goodwill	4,687	4,687
Servicing asset, at fair value	4,412	3,569
Other real estate owned	1,188	—
Accrued income and other assets	54,360	64,304
Total assets	$4,252,292	$4,246,156
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$110,117	$96,753
Interest-bearing deposits	3,114,478	3,174,132
Total deposits	3,224,595	3,270,885
Advances from Federal Home Loan Bank	514,920	514,916
Subordinated debt, net of unamortized debt issuance costs of $2,844 and $2,397 in 2021 and 2020, respectively	104,156	79,603
Accrued interest payable	1,568	1,439
Accrued expenses and other liabilities	36,611	48,369
Total liabilities	3,881,850	3,915,212
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,854,153 and 9,800,569 shares issued and outstanding in 2021 and 2020, respectively	223,059	221,408
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	160,551	126,732
Accumulated other comprehensive loss	(13,168)	(17,196)
Total shareholders’ equity	370,442	330,944
Total liabilities and shareholders’ equity	$4,252,292	$4,246,156

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income
Loans	$30,126	$29,560	$91,846	$89,698
Securities – taxable	2,297	2,240	5,997	9,135
Securities – non-taxable	241	381	781	1,410
Other earning assets	370	569	1,067	2,973
Total interest income	33,034	32,750	99,691	103,216
Interest Expense
Deposits	7,090	12,428	23,423	45,399
Other borrowed funds	5,025	4,090	13,217	12,141
Total interest expense	12,115	16,518	36,640	57,540
Net Interest Income	20,919	16,232	63,051	45,676
(Benefit) Provision for Loan Losses	(29)	2,509	$1,268	6,461
Net Interest Income After Provision for Loan Losses	20,948	13,723	61,783	39,215
Noninterest Income
Service charges and fees	276	224	822	618
Loan servicing revenue	511	274	1,390	780
Loan servicing asset revaluation	(274)	(103)	(669)	(372)
Mortgage banking activities	3,850	9,630	12,274	16,706
Gain on sale of loans	2,719	2,033	7,461	4,596
Gain on sale of securities	—	98	—	139
Gain on sale of premises and equipment	—	—	2,523	—
Other	731	339	1,349	1,212
Total noninterest income	7,813	12,495	25,150	23,679
Noninterest Expense
Salaries and employee benefits	9,316	9,533	28,040	25,096
Marketing, advertising and promotion	813	426	2,365	1,212
Consulting and professional services	728	614	2,792	2,723
Data processing	380	388	1,224	1,102
Loan expenses	383	408	1,458	1,406
Premises and equipment	1,687	1,568	4,875	4,795
Deposit insurance premium	230	440	930	1,360
Write-down of other real estate owned	—	2,065	—	2,065
Other	914	970	3,159	3,383
Total noninterest expense	14,451	16,412	44,843	43,142
Income Before Income Taxes	14,310	9,806	42,090	19,752
Income Tax Provision	2,220	1,395	$6,454	1,390
Net Income	$12,090	$8,411	$35,636	$18,362
Income Per Share of Common Stock
Basic	$1.22	$0.86	$3.59	$1.87
Diluted	$1.21	$0.86	$3.57	$1.87
Weighted-Average Number of Common Shares Outstanding
Basic	9,936,237	9,773,175	9,922,877	9,825,683
Diluted	9,988,102	9,773,224	9,974,071	9,827,182
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$12,090	$8,411	$35,636	$18,362
Other comprehensive (loss) income
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive (loss) income before income tax	(1,789)	1,386	(2,596)	6,187
Reclassification adjustment for gains realized	—	(98)	—	(139)
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	1,439	1,514	7,665	(12,453)
Other comprehensive (loss) income before income tax	(350)	2,802	5,069	(6,405)
Income tax (benefit) provision	(93)	754	1,041	(1,506)
Other comprehensive (loss) income	(257)	2,048	4,028	(4,899)
Comprehensive income	$11,833	$10,459	$39,664	$13,463

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2021 and 2020
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	35,636	—	35,636
Other comprehensive income	—	—	4,028	4,028
Dividends declared ($0.18 per share)	—	(1,817)	—	(1,817)
Recognition of the fair value of share-based compensation	1,830	—	—	1,830
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	16	—	—	16
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, September 30, 2021	$223,059	$160,551	$(13,168)	$370,442

Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	18,362	—	18,362
Other comprehensive loss	—	—	(4,899)	(4,899)
Dividends declared ($0.18 per share)	—	(1,802)	—	(1,802)
Recognition of the fair value of share-based compensation	1,600	—	—	1,600
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(93)	—	—	(93)
Balance, September 30, 2020	$220,951	$116,241	$(19,090)	$318,102

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2021 and 2020
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2021	$222,486	$149,066	$(12,911)	$358,641
Net income	—	12,090	—	12,090
Other comprehensive loss	—	—	(257)	(257)
Dividends declared ($0.06 per share)	—	(605)	—	(605)
Recognition of the fair value of share-based compensation	568	—	—	568
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, September 30, 2021	$223,059	$160,551	$(13,168)	$370,442

Balance, July 1, 2020	$220,418	$108,431	$(21,138)	$307,711
Net income	—	8,411	—	8,411
Other comprehensive income	—	—	2,048	2,048
Dividends declared ($0.06 per share)	—	(601)	—	(601)
Recognition of the fair value of share-based compensation	527	—	—	527
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	6	—	—	6
Balance, September 30, 2020	$220,951	$116,241	$(19,090)	$318,102

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$35,636	$18,362
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,649	5,699
Increase in cash surrender value of bank-owned life insurance	(708)	(712)
Provision for loan losses	1,268	6,461
Share-based compensation expense	1,830	1,600
Write-down of other real estate owned	—	2,065
Loss on sale of available-for-sale securities	—	(139)
Loans originated for sale	(645,620)	(431,384)
Proceeds from sale of loans	662,390	429,284
Gain on loans sold	(23,522)	(19,544)
Decrease in fair value of loans held-for-sale	854	116
Loss on derivatives	1,870	(1,974)
Settlement of derivatives	(1,859)	(46,109)
Loan servicing asset revaluation	669	(337)
Net change in accrued income and other assets	3,114	491
Net change in accrued expenses and other liabilities	372	1,098
Net cash provided by (used in) operating activities	42,943	(35,023)
Investing Activities
Net loan activity, excluding purchases	156,670	2,284
Maturities and calls of securities available-for-sale	129,183	142,432
Proceeds from sale of securities available-for-sale	—	893
Purchase of securities available-for-sale	(272,845)	(119,263)
Maturities and calls of securities held-to-maturity	6,000	—
Purchase of securities held-to-maturity	—	(2,000)
Net proceeds from sale of premises and equipment	8,116	—
Purchase of premises and equipment	(22,467)	(18,571)
Loans purchased	(37,527)	(260,841)
Net proceeds from sale of portfolio loans	—	234,619
Other investing activities	2,264	—
Net cash used in investing activities	(30,606)	(20,447)
Financing Activities
Net (decrease) increase in deposits	(46,290)	218,428
Cash dividends paid	(1,802)	(1,773)
Repayment of subordinated debt	(35,000)	—
Net proceeds from issuance of subordinated debt	58,658	—
Proceeds from advances from Federal Home Loan Bank	110,000	330,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(330,000)
Other, net	(194)	(93)
Net cash (used in) provided by financing activities	(24,628)	216,562
Net (Decrease) Increase in Cash and Cash Equivalents	(12,291)	161,092
Cash and Cash Equivalents, Beginning of Period	419,806	327,361
Cash and Cash Equivalents, End of Period	$407,515	$488,453
Supplemental Disclosures
Cash paid during the period for interest	36,511	60,058
Cash paid during the period for taxes	4,995	2,516
Loans transferred to other real estate owned	1,188	—
Loans transferred to held-for-sale from portfolio	—	185,797
Cash dividends declared, paid in subsequent period	591	588
Securities purchased during the period, settled in subsequent period	—	5,547
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	—	4,479
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other period. The September 30, 2021 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revision of Previously Issued Financial Statements

The Company has revised amounts reported in previously issued notes to financial statements for the periods presented in this Quarterly Report on Form 10-Q due to immaterial clerical errors. The clerical errors caused the fair value associated with interest rate swap liabilities to be understated in the notes to financial statements for the period ended December 31, 2020 and had no impact on the consolidated balance sheet, income statement or statement of cash flows. The Company evaluated the impact of the clerical errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the clerical errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share
Net income	$12,090	$8,411	$35,636	$18,362
Weighted-average common shares	9,936,237	9,773,175	9,922,877	9,825,683
Basic earnings per common share	$1.22	$0.86	$3.59	$1.87
Diluted earnings per share
Net income	$12,090	$8,411	$35,636	$18,362
Weighted-average common shares	9,936,237	9,773,175	9,922,877	9,825,683
Dilutive effect of equity compensation	51,865	49	51,194	1,499
Weighted-average common and incremental shares	9,988,102	9,773,224	9,974,071	9,827,182
Diluted earnings per common share (1)	$1.21	$0.86	$3.57	$1.87
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 0 and 28 for the three and nine months ended September 30, 2021, respectively, and 55,309 and 38,212 for the three and nine months ended September 30, 2020, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$53,380	$234	$(1,159)	$52,455
Municipal securities	76,528	1,086	(164)	77,450
Agency mortgage-backed securities	432,613	2,364	(5,092)	429,885
Private label mortgage-backed securities	19,997	238	—	20,235
Asset-backed securities	5,000	5	—	5,005
Corporate securities	48,460	965	(448)	48,977
Total available-for-sale	$635,978	$4,892	$(6,863)	$634,007

	September 30, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,538	$781	$—	$15,319
Corporate securities	47,591	1,427	—	49,018
Total held-to-maturity	$62,129	$2,208	$—	$64,337

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$432	$(1,652)	$60,545
Municipal securities	82,757	463	(731)	82,489
Agency mortgage-backed securities	241,795	4,591	(2,465)	243,921
Private label mortgage-backed securities	57,268	850	(2)	58,116
Asset-backed securities	5,000	—	(39)	4,961
Corporate securities	48,419	771	(1,594)	47,596
Total available-for-sale	$497,004	$7,107	$(6,483)	$497,628

	December 31, 2020
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,571	$746	$—	$15,317
Corporate securities	53,652	610	(127)	54,135
Total held-to-maturity	$68,223	$1,356	$(127)	$69,452

The carrying value of securities at September 30, 2021 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	34,855	32,935
Five to ten years	64,591	64,429
After ten years	78,922	81,518
	178,368	178,882
Agency mortgage-backed securities	432,613	429,885
Private label mortgage-backed securities	19,997	20,235
Asset-backed securities	5,000	5,005
Total	$635,978	$634,007

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$5,793	$5,976
Five to ten years	44,655	46,320
After ten years	11,681	12,041
Total	$62,129	$64,337

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and nine months ended September 30, 2021. There were $0.1 million of gross gains resulting from the sale of available-for-sale securities during the three and nine months ended September 30, 2020.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2021 and December 31, 2020 was $462.4 million and $226.5 million, which was approximately 66% and 40%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2021, the Company’s security portfolio consisted of 441 securities, of which 167 were in an unrealized loss position. The unrealized losses are related to the categories noted below. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,931	$(69)	$44,034	$(1,090)	$46,965	$(1,159)
Municipal securities	61,658	(164)	—	—	61,658	(164)
Agency mortgage-backed securities	320,805	(4,085)	18,818	(1,007)	339,623	(5,092)
Corporate securities	4,998	(2)	9,552	(446)	14,550	(448)
Total	$390,392	$(4,320)	$72,404	$(2,543)	$462,796	$(6,863)

There were no securities held-to-maturity with gross unrealized losses at September 30, 2021.

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$52,351	$(1,652)	$52,351	$(1,652)
Municipal securities	18,731	(114)	23,519	(617)	42,250	(731)
Agency mortgage-backed securities	38,987	(276)	45,297	(2,189)	84,284	(2,465)
Private label mortgage-backed securities	1,277	(1)	558	(1)	1,835	(2)
Asset-backed securities	—	—	4,961	(39)	4,961	(39)
Corporate securities	—	—	20,406	(1,594)	20,406	(1,594)
Total	$58,995	$(391)	$147,092	$(6,092)	$206,087	$(6,483)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	17,456	(126)	2,999	(1)	20,455	(127)
Total	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and nine months ended September 30, 2021. Amounts reclassified from accumulated other comprehensive loss and the affected line items in the condensed consolidated statements of income during the three and nine months ended September 30, 2020 were as follows:

(in thousands) Details About Accumulated Other Comprehensive Loss Components					Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Realized gains on securities available-for-sale
Gain realized in earnings	$—	$—	$98	$139	Gain on sale of securities
Total reclassified amount before tax	—	—	98	139	Income Before Income Taxes
Tax expense	—	—	26	38	Income Tax Provision
Total reclassifications out of accumulated other comprehensive loss	$—	$—	$72	$101	Net Income

Note 4:        Loans

Loan balances as of September 30, 2021 and December 31, 2020 are summarized in the table below. Categories of loans include:

(in thousands)	September 30, 2021	December 31, 2020
Commercial loans
Commercial and industrial	$107,142	$75,387
Owner-occupied commercial real estate	84,819	89,785
Investor commercial real estate	28,505	13,902
Construction	115,414	110,385
Single tenant lease financing	921,998	950,172
Public finance	601,738	622,257
Healthcare finance	417,388	528,154
Small business lending	102,889	125,589
Franchise finance	25,598	—
Total commercial loans	2,405,491	2,515,631
Consumer loans
Residential mortgage	188,750	186,787
Home equity	17,960	19,857
Other consumer	268,396	275,692
Total consumer loans	475,106	482,336
Total commercial and consumer loans	2,880,597	2,997,967
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	55,551	61,264
Total loans	2,936,148	3,059,231
Allowance for loan losses	(28,000)	(29,484)
Net loans	$2,908,148	$3,029,747

(1) Includes carrying value adjustments of $38.9 million and $42.7 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2021 and December 31, 2020, respectively.

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial: Commercial and industrial loans’ sources of repayment are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Loans are made for working capital, equipment purchases, or other purposes. Most commercial and industrial loans are secured by the assets being financed and may incorporate a personal guarantee. This portfolio segment is generally concentrated in the Midwest and Southwest regions of the United States.

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Midwest and Southwest regions of the United States and its loans are often secured by manufacturing and service facilities, as well as office buildings.

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are generally located in the Midwest region of the United States. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects or properties outside of its designated market areas unless other underwriting factors are present to mitigate these additional risks.

Construction: Construction loans are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, and multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in the Midwest region of the United States.
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

Healthcare Finance: These loans are made on a nationwide basis to healthcare providers, primarily dentists, for practice acquisition refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities if the real estate is held in a separate entity and secondarily on the underlying collateral provided by the borrower.

Small Business Lending: These loans are made on a nationwide basis to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration ("SBA") under its 7(a) loan program. We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment purchases. These loans also include loans originated by the Bank under the SBA’s Paycheck Protection Program, which are fully guaranteed by the SBA.

Franchise Finance: These loans are made on a nationwide basis through our partnership with ApplePie Capital, which through their deep relationships with franchise brands provides franchisees with asset-light financing options for new franchise units, recapitalization, expansion, equipment and working capital. The sources of repayment are either based on identified cash flows from existing operations of the borrower or pro forma cash flow for new franchise locations.

Residential Mortgage: With respect to residential loans that are secured by 1-to-4 family residences and are generally owner occupied, the Company typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions, such as unemployment levels, in their market areas. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
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
Other Consumer: These loans primarily consist of consumer loans and credit cards. Consumer loans may be secured by consumer assets such as horse trailers or recreational vehicles. Some consumer loans are unsecured, such as small installment loans, home improvement loans and certain lines of credit. Repayment of consumer loans is primarily dependent upon the personal income of the borrowers, which can be impacted by economic conditions, such as unemployment levels, in their market areas. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
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

The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2021 and 2020.

(in thousands)	Three Months Ended September 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,902	$122	$—	$2	$2,026
Owner-occupied commercial real estate	1,021	(28)	—	—	993
Investor commercial real estate	329	(4)	—	—	325
Construction	1,357	(30)	—	—	1,327
Single tenant lease financing	11,205	(152)	—	—	11,053
Public finance	1,700	32	—	—	1,732
Healthcare finance	6,938	(584)	—	—	6,354
Small business lending	783	415	(10)	26	1,214
Franchise finance	—	310	—		310
Residential mortgage	594	19	—	3	616
Home equity	63	—	—	2	65
Other consumer	2,174	(129)	(110)	50	1,985
Total	$28,066	$(29)	$(120)	$83	$28,000

	Nine Months Ended September 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$823	$(28)	$85	$2,026
Owner-occupied commercial real estate	1,082	(89)	—	—	993
Investor commercial real estate	155	170	—	—	325
Construction	1,192	135	—	—	1,327
Single tenant lease financing	12,990	454	(2,391)	—	11,053
Public finance	1,732	—	—	—	1,732
Healthcare finance	7,485	(1,131)	—	—	6,354
Small business lending	628	776	(222)	32	1,214
Franchise finance	—	310	—	—	310
Residential mortgage	519	91	(6)	12	616
Home equity	48	63	(51)	5	65
Other consumer	2,507	(334)	(423)	235	1,985
Total	$29,484	$1,268	$(3,121)	$369	$28,000

	Three Months Ended September 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,477	$(227)	$(99)	$—	$1,151
Owner-occupied commercial real estate	846	167	—	—	1,013
Investor commercial real estate	130	—	—	—	130
Construction	721	155	—	—	876
Single tenant lease financing	11,318	717	—	—	12,035
Public finance	1,542	191	—	—	1,733
Healthcare finance	4,762	1,232	—	87	6,081
Small business lending	251	230	—	3	484
Residential mortgage	539	26	—	—	565
Home equity	51	(1)	—	3	53
Other consumer	2,828	19	(142)	91	2,796
Total	$24,465	$2,509	$(241)	$184	$26,917

	Nine Months Ended September 30, 2020
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,521	$(22)	$(353)	$5	$1,151
Owner-occupied commercial real estate	561	452	—	—	1,013
Investor commercial real estate	109	21	—	—	130
Construction	380	496	—	—	876
Single tenant lease financing	11,175	860	—	—	12,035
Public finance	1,580	153	—	—	1,733
Healthcare finance	3,247	3,490	(743)	87	6,081
Small business lending	54	413	—	17	484
Residential mortgage	657	(81)	(15)	4	565
Home equity	46	(1)	—	8	53
Other consumer	2,510	680	(644)	250	2,796
Total	$21,840	$6,461	$(1,755)	$371	$26,917

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2021 and December 31, 2020.

(in thousands)	Loans			Allowance for Loan Losses
September 30, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$106,464	$678	$107,142	$1,576	$450	$2,026
Owner-occupied commercial real estate	81,390	3,429	84,819	993	—	993
Investor commercial real estate	28,505	—	28,505	325	—	325
Construction	115,414	—	115,414	1,327	—	1,327
Single tenant lease financing	920,898	1,100	921,998	10,958	95	11,053
Public finance	601,738	—	601,738	1,732	—	1,732
Healthcare finance	416,447	941	417,388	5,831	523	6,354
Small business lending(1)	100,483	2,406	102,889	822	393	1,214
Franchise finance	25,598	—	25,598	310	—	310
Residential mortgage	186,654	2,096	188,750	616	—	616
Home equity	17,946	14	17,960	65	—	65
Other consumer	268,370	27	268,396	1,985	—	1,985
Total	$2,869,907	$10,691	$2,880,597	$26,540	$1,461	$28,000
1 Balance of loans individually evaluated for impairment are guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$74,870	$517	$75,387	$1,146	$—	$1,146
Owner-occupied commercial real estate	87,947	1,838	89,785	1,082	—	1,082
Investor commercial real estate	13,902	—	13,902	155	—	155
Construction	110,385	—	110,385	1,192	—	1,192
Single tenant lease financing	942,848	7,324	950,172	9,900	3,090	12,990
Public finance	622,257	—	622,257	1,732	—	1,732
Healthcare finance	527,144	1,010	528,154	7,485	—	7,485
Small business lending	125,589	—	125,589	628	—	628
Residential mortgage	185,241	1,546	186,787	519	—	519
Home equity	19,857	—	19,857	48	—	48
Other consumer	275,642	50	275,692	2,507	—	2,507
Total	$2,985,682	$12,285	$2,997,967	$26,394	$3,090	$29,484

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$92,863	$13,601	$678	$107,142
Owner-occupied commercial real estate	76,547	4,843	3,429	84,819
Investor commercial real estate	28,505	—	—	28,505
Construction	104,656	10,758	—	115,414
Single tenant lease financing	915,702	5,196	1,100	921,998
Public finance	600,658	1,080	—	601,738
Healthcare finance	415,845	602	941	417,388
Small business lending(1)	93,037	6,762	3,090	102,889
Franchise finance	25,598	—	—	25,598
Total commercial loans	$2,353,411	$42,842	$9,238	$2,405,491
1 Balance in “Substandard” is guaranteed by the U.S. government.

	September 30, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$187,497	$1,253	$188,750
Home equity	17,946	14	17,960
Other consumer	268,370	26	268,396
Total consumer loans	$473,813	$1,293	$475,106

	December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,138	$732	$517	$75,387
Owner-occupied commercial real estate	84,292	3,655	1,838	89,785
Investor commercial real estate	13,902	—	—	13,902
Construction	110,385	—	—	110,385
Single tenant lease financing	932,830	10,018	7,324	950,172
Public finance	622,257	—	—	622,257
Healthcare finance	526,517	627	1,010	528,154
Small business lending(1)	117,474	2,930	5,185	125,589
Total commercial loans	$2,481,795	$17,962	$15,874	$2,515,631
1 Balance in “Substandard” is guaranteed by the U.S. government.

	December 31, 2020
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,604	$1,183	$186,787
Home equity	19,857	—	19,857
Other consumer	275,646	46	275,692
Total consumer loans	$481,107	$1,229	$482,336

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$107,142	$107,142	$678	$—
Owner-occupied commercial real estate	—	—	—	—	84,819	84,819	—	—
Investor commercial real estate	—	—	—	—	28,505	28,505	3,429	—
Construction	—	—	—	—	115,414	115,414	—	—
Single tenant lease financing	—	—	—	—	921,998	921,998	1,100	—
Public finance	—	—	—	—	601,738	601,738	—	—
Healthcare finance	—	—	—	—	417,388	417,388	—	—
Small business lending(1)	—	—	1,351	1,351	101,538	102,889	1,351	—
Franchise finance	—	—	—	—	25,598	25,598	—	—
Residential mortgage	—	—	378	378	188,372	188,750	1,253	—
Home equity	—	—	—	—	17,960	17,960	14	—
Other consumer	86	12	17	115	268,281	268,396	26	—
Total	$86	$12	$1,746	$1,844	$2,878,753	$2,880,597	$7,851	$—
1 Balance in “90 Days or More Past Due” is guaranteed by the U.S. government.

	December 31, 2020
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$75,387	$75,387	$—	$—
Owner-occupied commercial real estate	—	—	—	—	89,785	89,785	1,838	—
Investor commercial real estate	—	—	—	—	13,902	13,902	—	—
Construction	—	—	—	—	110,385	110,385	—	—
Single tenant lease financing	—	—	4,680	4,680	945,492	950,172	7,116	—
Public finance	—	—	—	—	622,257	622,257	—	—
Healthcare finance	—	—	—	—	528,154	528,154	—	—
Small business lending	—	—	—	—	125,589	125,589	—	—
Residential mortgage	49	—	269	318	186,469	186,787	1,183	—
Home equity	—	15	—	15	19,842	19,857	—	—
Other consumer	176	51	5	232	275,460	275,692	46	—
Total	$225	$66	$4,954	$5,245	$2,992,722	$2,997,967	$10,183	$—

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

The following table presents the Company’s impaired loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$3,429	$3,486	$—	$517	$517	$—
Owner-occupied commercial real estate	—	—	—	1,838	1,850	—
Single tenant lease financing	—	—	—	1,315	1,334	—
Healthcare finance	—	—	—	1,010	1,010	—
Small business lending(1)	1,377	1,486	—	—	—	—
Residential mortgage	2,096	2,223	—	1,546	1,652	—
Home equity	14	15	—	—	—	—
Other consumer	27	82	—	50	120	—
Total	6,943	7,292	—	6,276	6,483	—
Loans with a specific valuation allowance
Commercial and industrial	678	701	450	—	—	—
Single tenant lease financing	1,100	1,123	95	6,009	6,036	3,090
Healthcare Finance	941	941	523	—	—	—
Small business lending	1,029	1,029	393	—	—	—
Total	3,748	3,794	1,461	6,009	6,036	3,090
Total impaired loans	$10,691	$11,086	$1,461	$12,285	$12,519	$3,090
1 Entire balance is guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$—	$—	$971	$18	$259	$9	$1,210	$54
Owner-occupied commercial real estate	3,457	—	3,586	29	3,297	—	4,244	60
Single tenant lease financing	—	—	—	—	100	5	—	—
Healthcare finance	—	—	692	8	336	—	231	8
Small business lending(1)	1,315	—	—	—	1,005	—	—	—
Residential mortgage	2,267	15	1,233	—	2,138	28	1,286	—
Home equity	14	—	—	—	13	—	—	—
Other consumer	23	—	68	—	27	—	63	—
Total	7,076	15	6,550	55	7,175	42	7,034	122
Loans with a specific valuation allowance
Commercial and industrial	690	—	182	18	677	—	196	18
Owner-occupied commercial real estate	—	—	—	29	473	—	—	29
Single tenant lease financing	2,048	—	5,978	4	4,875	—	5,113	4
Healthcare Finance	956	37	—	—	809	73	—	—
Small business lending	1,203	—	—	—	401	—	—	—
Total	4,897	37	6,160	51	7,235	73	5,309	51
Total impaired loans	$11,973	$52	$12,710	$106	$14,410	$115	$12,343	$173
1 Entire balance is guaranteed by the U.S. government.

The Company had $1.2 million in other real estate owned (“OREO”) as of September 30, 2021, which consisted of one commercial property. The Company did not have any OREO as of December 31, 2020. There were two loans totaling $0.4 million and no loans in the process of foreclosure at September 30, 2021 and December 31, 2020, respectively.

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

In the course of working with troubled borrowers, the Company may choose to restructure the contractual terms of certain loans in an effort to work out an alternative payment schedule with the borrower in order to optimize the collectability of the loan. Any loan modification is reviewed by the Company to identify whether a TDR has occurred when the Company grants a concession to the borrower that it would not otherwise consider based on economic or legal reasons related to a borrower’s financial difficulties. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status or the loan may be restructured to obtain additional collateral and/or guarantees to support the debt, or a combination of the two.

There were no new TDR’s during the three months ended September 30, 2021 and one portfolio residential mortgage loan classified as a new TDR during the nine months ended September 30, 2021 with a pre-modification and post-

modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of September 30, 2021. The modifications consisted of interest-only payments for a period of time. There were no loans classified as a new TDR during the three months ended September 30, 2020 and one portfolio residential mortgage loan classified as a new TDR during the nine months ended September 30, 2020 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of September 30, 2020. The modification consisted of an extension of the maturity date. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2021 and 2020, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief are in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of September 30, 2021, the Company had thirteen loans totaling $3.0 million in non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Land	$—	$2,500
Right of use leased asset	256	819
Construction in process	50,466	28,754
Building and improvements	777	5,819
Furniture and equipment	7,692	10,671
Less: accumulated depreciation	(6,491)	(10,973)
Total	$52,700	$37,590

In December 2018, the Bank’s subsidiary, SPF15, Inc., entered into a project agreement with the City of Fishers, Indiana, and its Redevelopment Commission, among others, to construct an office building to include the Company’s future headquarters and associated parking garage on property the Bank had acquired in 2018. Construction began on the project in the fourth quarter 2019 and is expected to be substantially complete in the fourth quarter 2021. The Company anticipates fully occupying the new headquarters building by the end of 2021.

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

Note 6:        Goodwill

As of September 30, 2021 and December 31, 2020, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2021.  Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2021. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 30, 2021 and 2020 are shown in the table below.

(in thousands)	Three Months Ended
	September 30, 2021	September 30, 2020
Balance, beginning of period	$4,120	$2,522
Additions
Originated and purchased servicing	566	399
Subtractions
Paydowns	(176)	(103)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(98)	—
Loan servicing asset revaluation	$(274)	$(103)
Balance, end of period	$4,412	$2,818

(in thousands)	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance, beginning of period	$3,569	$2,481
Additions
Originated and purchased servicing	1,512	709
Subtractions
Paydowns	(500)	(372)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(169)	—
Loan servicing asset revaluation	$(669)	$(372)
Balance, end of period	$4,412	$2,818

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2021 and December 31, 2020 are shown in the table below.

(in thousands)
	September 30, 2021	December 31, 2020
Loan portfolios serviced for:
SBA guaranteed loans	$213,378	$165,961
Total	$213,378	$165,961

Loan servicing revenue totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2021 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.3 million and $0.7 million downward valuation for the three and nine months ended September 30, 2021, respectively, and a $0.1 and $0.4 million downward valuation for the three and nine months ended September 30, 2020, respectively.

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

Note 8:        Subordinated Debt

In October 2015, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2025 (the “2025 Note”). The 2025 Note had a fixed interest rate of 6.4375% per year, payable quarterly, and was scheduled to mature on October 1, 2025. The 2025 Note was an unsecured subordinated obligation of the Company and was eligible to be repaid, without penalty, on any interest payment date on or after October 15, 2020. The 2025 Note was intended to qualify as Tier 2 capital under regulatory guidelines. The Company redeemed the 2025 Note in full on January 4, 2021.

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially had a fixed interest rate of 6.0% per year to, but excluding September 30, 2021, and thereafter a floating rate equal to the then-current three-month LIBOR rate plus 485 basis points. All interest on the 2026 Notes was payable quarterly. The 2026 Notes were scheduled to mature on September 30, 2026. The 2026 Notes were unsecured subordinated obligations of the Company eligible to be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes were intended to qualify as Tier 2 capital under regulatory guidelines. The Company redeemed the 2026 Notes in full on September 30, 2021.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million evidenced by term notes due 2030 (the “2030 Notes”). The 2030 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially the then current three-month term secured overnight financing rate (“Term SOFR”) plus 5.795%). The 2030 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Notes to redeem the 2025 Note.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem the 2026 Notes. Under the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company has agreed to take certain actions to provide for the exchange of the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes.

The following table presents the principal balance and unamortized debt issuance costs for the 2025 Note, the 2026 Notes, the 2029 Notes, the 2030 Notes, and the 2031 Notes as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2025 Note	—	—	10,000	(114)
2026 Notes	—	—	25,000	(715)
2029 Notes	37,000	(1,218)	37,000	(1,337)
2030 Notes	10,000	(213)	10,000	(231)
2031 Notes	$60,000	$(1,413)	$—	$—
Total	$107,000	$(2,844)	$82,000	$(2,397)

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

The Company recorded $0.6 million and $1.8 million of share-based compensation expense for the three and nine months ended September 30, 2021, respectively, related to awards made under the 2013 Plan. The Company recorded $0.5 million and $1.6 million of share-based compensation expense for the three and nine months ended September 30, 2020, respectively, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of September 30, 2021, and activity for the nine months ended September 30, 2021.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	112,985	$27.76	—	$—	—	$—
Granted	60,111	30.42	13,878	30.27	6	32.16
Cancelled/Forfeited	—	—	(1,057)	30.13	—	—
Vested	(35,745)	30.12	(9,650)	30.26	(6)	32.16
Nonvested at September 30, 2021	137,351	$28.32	3,171	$30.36	—	$—

At September 30, 2021, the total unrecognized compensation cost related to nonvested awards was $2.5 million with a weighted-average expense recognition period of 1.7 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2021.

Deferred Stock Rights
Outstanding, beginning of period	83,835
Granted	526
Exercised	—
Outstanding, end of period	84,361

All deferred stock rights granted during the 2021 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2021 and December 31, 2020, the Company had outstanding loan commitments totaling approximately $276.9 million and $263.9 million, respectively.

Capital Commitments

Capital expenditures contracted to at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our future corporate headquarters. The Company has entered into construction-related contracts and change orders in the amount of $66.7 million. As of September 30, 2021, $20.4 million of such contract commitments had not yet been incurred. These commitments are due within twelve months.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2021 or December 31, 2020.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020.

		September 30, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$52,455	$—	$52,455	$—
Municipal securities	77,450	—	77,450	—
Agency mortgage-backed securities	429,885	—	429,885	—
Private label mortgage-backed securities	20,235		20,235	—
Asset-backed securities	5,005	—	5,005	—
Corporate securities	48,977	—	48,977	—
Total available-for-sale securities	634,007	—	634,007	—
Loans held-for-sale (mandatory pricing agreements)	19,181	—	19,181	—
Servicing asset	4,412	—	—	4,412
Interest rate swap agreements	(18,710)	—	(18,710)	—
Forward contracts	458	458	—	—
IRLCs	840	—	—	840

		December 31, 2020 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,545	$—	$60,545	$—
Municipal securities	82,489	—	82,489	—
Agency mortgage-backed securities	243,921	—	243,921	—
Private label mortgage-backed securities	58,116	—	58,116	—
Asset-backed securities	4,961	—	4,961	—
Corporate securities	47,596	—	47,596	—
Total available-for-sale securities	497,628	—	497,628	—
Loans held-for-sale (mandatory pricing agreements)	26,341	—	26,341	—
Servicing asset	3,569	—	—	3,569
Interest rate swap agreements	(29,750)	—	(29,750)	—
Forward contracts	(640)	(640)	—	—
IRLCs	3,361	—	—	3,361

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, July 1, 2021	$4,120	$818
Total realized gains
Additions	566	—
Paydowns	(176)	—
Change in fair value	(98)	22
Balance, September 30, 2021	4,412	840

Balance as of July 1, 2020	$2,522	$282
Total realized gains
Additions	399	—
Paydowns	(103)	—
Change in fair value	—	2,834
Balance, September 30, 2020	$2,818	$3,116

	Nine Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2021	$3,569	$3,361
Total realized gains
Additions	1,512	—
Paydowns	(500)	—
Change in fair value	(169)	(2,521)
Balance, September 30, 2021	4,412	840

Balance as of January 1, 2020	$2,481	$910
Total realized gains
Additions	709	—
Paydowns	(372)	—
Change in fair value	—	2,206
Balance, September 30, 2020	$2,818	$3,116

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2021 and December 31, 2020.

		September 30, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,747	$—	$—	$3,747

		December 31, 2020
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,026	$—	$—	$4,026
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$3,747	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	840	Discounted cash flow	Loan closing rates	51% - 100%	90%
Servicing asset	4,412	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.8% 10%

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$4,026	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	3,361	Discounted cash flow	Loan closing rates	44% - 100%	87%
Servicing asset	3,569	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2021 or December 31, 2020.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2021 and December 31, 2020.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities at September 30, 2021 and December 31, 2020.

	September 30, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$407,515	$407,515	$407,515	$—	$—
Securities held-to-maturity	62,129	64,337	—	64,337	—
Loans held-for-sale (best efforts pricing agreements)	24,789	24,789	—	24,789	—
Net loans	2,908,148	2,969,845	—	—	2,969,845
Accrued interest receivable	14,866	14,866	14,866	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,224,595	3,244,427	1,857,794	—	1,386,633
Advances from Federal Home Loan Bank	514,920	532,605	—	532,605	—
Subordinated debt	104,156	110,114	39,960	70,154	—
Accrued interest payable	1,568	1,568	1,568	—	—

	December 31, 2020 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$419,806	$419,806	$419,806	$—	$—
Securities held-to-maturity	68,223	69,452	—	69,452	—
Loans held-for-sale (best efforts pricing agreements)	13,243	13,243	—	13,243	—
Net loans	3,029,747	3,084,375	—	—	3,084,375
Accrued interest receivable	17,416	17,416	17,416	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,270,885	3,307,038	1,679,164	—	1,627,874
Advances from Federal Home Loan Bank	514,916	541,945	—	541,945	—
Subordinated debt	79,603	83,682	63,325	20,357	—
Accrued interest payable	1,439	1,439	1,439	—	—

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

During the three months ended September 30, 2021 and 2020, the Company originated mortgage loans held-for-sale of $198.3 million and $216.0 million, respectively, and sold $186.1 million and $203.7 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2021 and 2020, the Company originated mortgage loans held-for-sale of $585.5 million and $431.4 million, respectively, and sold $579.2 million and $429.3 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gain on loans sold	$3,244	$6,441	$14,550	$14,948
Gain (loss) resulting from the change in fair value of loans held-for-sale	110	823	(854)	(116)
Gain (loss) resulting from the change in fair value of derivatives	496	2,366	(1,422)	1,874
Net revenue from mortgage banking activities	$3,850	$9,630	$12,274	$16,706

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2021 and December 31, 2020.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Securities available-for-sale (1)	$76,526	$124,210	$2,606	$6,064
(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million and $88.2 million, at September 30, 2021 and December 31, 2020.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) September 30, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	3.1	$(2,608)	3-month LIBOR	2.33%
Total at September 30, 2021	$50,000	3.1	$(2,608)	3-month LIBOR	2.33%

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

(dollars in thousands) December 31, 2020	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$88,200	3.1	$(6,072)	3-month LIBOR	2.54%
Total at December 31, 2020	$88,200	3.1	$(6,072)	3-month LIBOR	2.54%

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.36 years as of September 30, 2021.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2021 and December 31, 2020.

(dollars in thousands) September 30, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.3	$(10,563)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.2	(5,449)	1-month LIBOR	2.88%

(dollars in thousands) December 31, 2020	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.1	$(15,727)	3-month LIBOR	2.88%
Interest rate swaps	100,000	3.0	(7,951)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $19.3 million and $30.6 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at September 30, 2021 and December 31, 2020, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$78,602	$840	$108,095	$3,361
Forward contracts	80,000	458	—	—
Total contracts	$158,602	$1,298	$108,095	$3,361
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	50,000	(2,608)	88,200	(6,072)
Interest rate swaps associated with liabilities	210,000	(16,102)	210,000	(23,678)
Derivatives not designated as hedging instruments
Forward contracts	—	—	107,500	(640)
Total contracts	$260,000	$(18,710)	$405,700	$(30,390)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2021 and 2020.

	Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Three Months Ended		Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss) in The Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest rate swap agreements	$1,439	$1,514	$7,665	$(12,453)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$2,834	$(2,519)	$2,206

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	22	—	—	—
Forward contracts	$474	$(468)	$1,097	$(332)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and nine months ended September 30, 2021 and 2020.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income
Loans	$—	$—	$—	$(2,445)
Securities - taxable	—	(229)	(253)	(479)
Securities - non-taxable	(280)	(242)	(817)	(472)
Total interest income	(280)	(471)	(1,070)	(3,396)
Interest expense
Deposits	702	685	2,072	1,585
Other borrowed funds	774	721	2,258	1,632
Total interest expense	1,476	1,406	4,330	3,217
Net interest income	$(1,756)	$(1,877)	$(5,400)	$(6,613)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2021 and 2020, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2021	$468	$(17,664)	$(17,196)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(2,596)	7,665	5,069
Other comprehensive (loss) gain before tax	(2,596)	7,665	5,069
Income tax (benefit) provision	(616)	1,657	1,041
Other comprehensive (loss) income - net of tax	(1,980)	6,008	4,028
Balance, September 30, 2021	$(1,512)	$(11,656)	$(13,168)

Balance, January 1, 2020	$(4,388)	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	6,187	(12,453)	(6,266)
Reclassification of net loss realized and included in earnings	(139)	—	(139)
Other comprehensive income (loss) before tax	6,048	(12,453)	(6,405)
Income tax provision (benefit)	2,096	(3,602)	(1,506)
Other comprehensive loss - net of tax	3,952	(8,851)	(4,899)
Balance, September 30, 2020	$(436)	$(18,654)	$(19,090)

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended September 30, 2021 and 2020, respectively, are presented in the table below.

(in thousands)	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, July 1, 2021	$(164)	$(12,747)	$(12,911)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(1,789)	1,439	(350)
Other comprehensive (loss) income before tax	(1,789)	1,439	(350)
Income tax (benefit) provision	(441)	348	(93)
Other comprehensive (loss) income - net of tax	(1,348)	1,091	(257)
Balance, September 30, 2021	$(1,512)	$(11,656)	$(13,168)

Balance, July 1, 2020	$(1,388)	$(19,750)	$(21,138)
Net unrealized holding gains recorded within other comprehensive income before income tax	1,386	1,514	2,900
Reclassification of net loss realized and included in earnings	(98)	—	(98)
Other comprehensive loss before tax	1,288	1,514	2,802
Income tax provision	336	418	754
Other comprehensive loss - net of tax	952	1,096	2,048
Balance, September 30, 2020	$(436)	$(18,654)	$(19,090)

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

Note 16:     Subsequent Event

On November 2, 2021, the Company announced it has entered into a definitive agreement to acquire First Century Bancorp. (“First Century”), the parent company of First Century Bank, N.A., headquartered in Roswell, GA. According to the terms of the definitive agreement, First Internet will acquire all of the outstanding shares of First Century common stock for $80 million in cash, which First Internet will fund with available on-balance sheet cash. As of September 30, 2021, First Century had total assets of $408 million, total deposits of $330 million, and total loans of $32 million. The transaction, which remains subject to regulatory approvals, is expected to close in the first quarter 2022.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Through our CRE team, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans on a regional basis. Our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards to commercial borrowers located primarily on a regional basis in the Midwest and Southwest regions of the United States. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was originally established in conjunction with our strategic business partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice acquisition or refinancing of owner-occupied CRE and equipment purchases. During the second quarter 2021, Provide announced that it had entered into an agreement to be acquired by a super-regional financial institution, which closed in the third quarter 2021. It is our expectation that the acquiring institution will retain most, if not all, of Provide’s loan origination activity and that our healthcare finance loan balances may decline. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a leading provider of growth financing to franchisees in various industry segments across the country. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we can differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We have hired and continue to recruit experienced small business sales, credit and operations personnel to expand our capabilities in small business lending and U.S. government guaranteed lending programs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

COVID-19 Pandemic

    Throughout the coronavirus pandemic (“COVID-19”), our top priority has been the health of our team and clients. As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. The vast majority of our employees who worked remotely during the earlier stages of the pandemic have returned to the office. Management continues to assess the evolving health and safety situations at local, regional and national levels. Our plans remain flexible to adapt as these situations evolve.

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

    During 2021, federal, state and local governments have continued to take additional steps to reopen and stimulate economies. We are optimistic that the combination of vaccinations and government stimulus programs will help mitigate any significant negative effects from the pandemic on our business and credit quality; however, there is still significant uncertainty concerning the ongoing trajectory of the pandemic and the speed at which the national and local economies will recover. The extent to which COVID-19 will continue to impact our business will depend on numerous evolving factors and future developments that we are not able to predict, including potential new variants of COVID-19, the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Should economic conditions worsen to levels experienced in 2020, our business and credit quality could be adversely affected.

Pending Merger Transaction

As previously reported, on November 1, 2021, we entered into a definitive agreement to acquire all of the outstanding shares of common stock of First Century Bancorp. (“First Century”), the parent company of First Century Bank, N.A., for $80 million cash. With current headquarters in Roswell, GA, First Century is a technology-driven, financial solutions company with lines of business focused on payments, tax product lending, sponsored card programs and homeowners association services. First Century also provides a wide range of products and services, including business banking, specialty lending and deposit products, to community-based businesses and individuals across its two branches located in Commerce, GA and Hilton Head Island, SC. We expect to fund our payment obligations upon closing with available on-balance sheet cash. The transaction is anticipated to close in the first quarter 2022, subject to satisfaction of customary closing conditions, including required approvals from the FDIC, Indiana Department of Financial Institutions and the Federal Reserve as well as First Century shareholder approval. As of September 30, 2021, First Century had total assets of $408 million, total deposits of $330 million, and total loans of $32 million. The acquisition, when completed, is expected to be accretive to 2023 earnings per share and initially dilutive to tangible book value per share.

Results of Operations

During the third quarter 2021, net income was $12.1 million, or $1.21 per diluted share, compared to the third quarter 2020 net income of $8.4 million, or $0.86 per diluted share, representing an increase in net income of $3.7 million, or 43.7%. During the nine months ended September 30, 2021, net income was $35.6 million, or $3.57 per diluted share, compared to the nine months ended September 30, 2020 net income of $18.4 million, or $1.87 per diluted share, representing an increase in net income of $17.3 million, or 94.1%.

The $3.7 million increase in net income for the third quarter 2021 compared to the third quarter 2020 was due primarily to an increase of $4.7 million, or 28.9%, in net interest income, a decrease of $2.5 million, or 101.2%, in (benefit) provision for loan losses and a $2.0 million, or 11.9%, decrease in noninterest expense, partially offset by a decrease of $4.7 million, or 37.5%, in noninterest income and an increase of $0.8 million, or 59.1%, in income tax expense.

The $17.3 million increase in net income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due primarily to an increase of $17.4 million, or 38.0%, in net interest income, a decrease of $5.2 million, or 80.4%, in provision for loan losses and an increase of $1.5 million, or 6.2%, in noninterest income, partially offset by a $5.1 million, or 364.3%, increase in income tax expense and a $1.7 million, or 3.9%, increase in noninterest expense.

During the third quarter 2021, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 1.12%, 13.10%, and 13.27%, respectively, compared to 0.78%, 10.67%, and 10.83%, respectively, for the third quarter 2020. During the nine months ended September 30, 2021, ROAA, ROAE, and ROATCE were 1.13%, 13.54%, and 13.73%, respectively, compared to 0.58%, 7.90%, and 8.02%, respectively, for the nine months ended September 30, 2020.

During the third quarter 2021, the Company fully redeemed its $25.0 million aggregate principal amount of 6.0% fixed-to-floating rate subordinated notes due in 2026 and recognized $0.8 million of pre-tax costs related to this redemption. Excluding this item, adjusted net income for the third quarter 2021 was $12.7 million and adjusted diluted earnings per share was $1.27. During the second quarter 2021, the Company recognized a $2.5 million pre-tax gain on sale of its corporate headquarters. Excluding both the redemption costs associated with the subordinated notes due in 2026 and the gain on sale of the Company’s corporate headquarters, adjusted net income for the nine months ended September 30, 2021 was $34.3 million and adjusted diluted earnings per share was $3.44. Additionally, for the third quarter 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.18%, 13.79% and 13.97%, respectively, and for the nine months ended September 30, 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.09%, 13.03% and 13.21%, respectively.

These profitability ratios improved in the 2021 periods compared to the 2020 periods, as increases in net income and adjusted net income outpaced average asset growth, which was down slightly from the 2020 periods.

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

(dollars in thousands)	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,956,333	$30,126	4.04%	$3,016,330	$30,835	4.10%	$3,031,024	$29,560	3.88%
Securities - taxable	629,101	2,297	1.45%	490,634	1,921	1.57%	539,154	2,240	1.65%
Securities - non-taxable	84,241	241	1.14%	84,050	259	1.24%	94,398	381	1.61%
Other earning assets	479,051	370	0.31%	509,735	362	0.28%	552,058	569	0.41%
Total interest-earning assets	4,148,726	33,034	3.16%	4,100,749	33,377	3.26%	4,216,634	32,750	3.09%

Allowance for loan losses	(28,127)			(30,348)			(25,347)
Noninterest-earning assets	144,590			136,565			116,532
Total assets	$4,265,189			$4,206,966			$4,307,819

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$198,637	$150	0.30%	$192,777	$143	0.30%	$154,275	$228	0.59%
Regular savings accounts	62,195	56	0.36%	55,811	49	0.35%	45,466	79	0.69%
Money market accounts	1,498,218	1,532	0.41%	1,416,406	1,462	0.41%	1,295,249	2,442	0.75%
Certificates and brokered deposits	1,378,678	5,352	1.54%	1,444,171	6,051	1.68%	1,784,631	9,679	2.16%
Total interest-bearing deposits	3,137,728	7,090	0.90%	3,109,165	7,705	0.99%	3,279,621	12,428	1.51%
Other borrowed funds	611,975	5,025	3.26%	584,751	4,065	2.79%	584,634	4,090	2.78%
Total interest-bearing liabilities	3,749,703	12,115	1.28%	3,693,916	11,770	1.28%	3,864,255	16,518	1.70%
Noninterest-bearing deposits	104,161			98,207			75,901
Other noninterest-bearing liabilities	45,138			61,949			54,052
Total liabilities	3,899,002			3,854,072			3,994,208

Shareholders’ equity	366,187			352,894			313,611
Total liabilities and shareholders’ equity	$4,265,189			$4,206,966			$4,307,819

Net interest income		$20,919			$21,607			$16,232

Interest rate spread [1]			1.88%			1.98%			1.39%
Net interest margin [2]			2.00%			2.11%			1.53%
Net interest margin - FTE [3]			2.13%			2.25%			1.67%
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

(dollars in thousands)	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,016,817	$91,846	4.07%	$2,999,711	$89,698	3.99%
Securities - taxable	527,625	5,997	1.52%	543,699	9,135	2.24%
Securities - non-taxable	85,130	781	1.23%	96,960	1,410	1.94%
Other earning assets	478,399	1,067	0.30%	520,875	2,973	0.76%
Total interest-earning assets	4,107,971	99,691	3.24%	4,161,245	103,216	3.31%

Allowance for loan losses	(29,446)			(23,605)
Noninterest-earning assets	136,954			108,561
Total assets	$4,215,479			$4,246,201

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$190,785	$425	0.30%	$138,288	$684	0.66%
Regular savings accounts	54,740	145	0.35%	37,700	249	0.88%
Money market accounts	1,428,554	4,385	0.41%	1,084,411	9,726	1.20%
Certificates and brokered deposits	1,446,960	18,468	1.71%	1,952,973	34,740	2.38%
Total interest-bearing deposits	3,121,039	23,423	1.00%	3,213,372	45,399	1.89%
Other borrowed funds	593,605	13,217	2.98%	584,547	12,141	2.77%
Total interest-bearing liabilities	3,714,644	36,640	1.32%	3,797,919	57,540	2.02%
Noninterest-bearing deposits	97,760			70,060
Other noninterest-bearing liabilities	51,281			67,716
Total liabilities	3,863,685			3,935,695

Shareholders’ equity	351,794			310,506
Total liabilities and shareholders’ equity	$4,215,479			$4,246,201

Net interest income		$63,051			$45,676

Interest rate spread [1]			1.92%			1.29%
Net interest margin [2]			2.05%			1.47%
Net interest margin - FTE [3]			2.19%			1.61%

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

(dollars in thousands)	Three Months Ended September 30, 2021 vs. June 30, 2021 Due to Changes in			Three Months Ended September 30, 2021 vs. September 30, 2020 Due to Changes in			Nine Months Ended September 30, 2021 vs. September 30, 2020 Due to Changes in
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(408)	$(301)	$(709)	$(3,416)	$3,982	$566	$476	$1,672	$2,148
Securities – taxable	1,223	(847)	376	1,282	(1,225)	57	(264)	(2,874)	(3,138)
Securities – non-taxable	3	(21)	(18)	(38)	(102)	(140)	(158)	(471)	(629)
Other earning assets	(107)	115	8	(70)	(129)	(199)	(226)	(1,680)	(1,906)
Total	711	(1,054)	(343)	(2,242)	2,526	284	(172)	(3,353)	(3,525)

Interest expense
Interest-bearing deposits	458	(1,073)	(615)	(516)	(4,822)	(5,338)	(1,264)	(20,712)	(21,976)
Other borrowed funds	208	752	960	199	736	935	183	893	1,076
Total	666	(321)	345	(317)	(4,086)	(4,403)	(1,081)	(19,819)	(20,900)

Increase (decrease) in net interest income	$45	$(733)	$(688)	$(1,925)	$6,612	$4,687	$909	$16,466	$17,375

Net interest income for the third quarter 2021 was $20.9 million, an increase of $4.7 million, or 28.9%, compared to $16.2 million for the third quarter 2020. The increase in net interest income was the result of a $4.4 million, or 26.7%, decrease in total interest expense to $12.1 million for the third quarter 2021 from $16.5 million for the third quarter 2020, as well as a $0.3 million, or 0.9% increase in total interest income to $33.0 million for the third quarter 2021 from $32.8 million for the third quarter 2020.

Net interest income for the nine months ended September 30, 2021 was $63.1 million, an increase of $17.4 million, or 38.0%, compared to $45.7 million for the nine months ended September 30, 2020. The increase in net interest income was the result of a $20.9 million, or 36.3%, decrease in total interest expense to $36.6 million for the nine months ended September 30, 2021 from $57.5 million for the nine months ended September 30, 2020, partially offset by a $3.5 million, or 3.4%, decrease in total interest income to $99.7 million for the nine months ended September 30, 2021 from $103.2 million for the nine months ended September 30, 2020.

The increase in total interest income for the third quarter 2021 compared to the third quarter 2020 was due primarily to an increase in interest earned on loans, partially offset by decreases in interest earned on other earning assets and securities. Interest income earned on loans increased $0.6 million, or 1.9%, due primarily to an increase of 16 basis points (“bps”) in the yield earned on average loan balances, partially offset by a decrease of $74.7 million, or 2.5%, in average loan balances. The decrease in average loan balances was due primarily to decreases in the average balance of single tenant lease financing, residential mortgage, public finance, consumer lending and small business lending portfolios, which included loans originated through the Paycheck Protection Program (“PPP”) that have since been forgiven, partially offset by increases in the average balance of commercial and industrial, construction and healthcare finance loan balances. Interest income earned on other earning assets declined $0.2 million, or 35.0%, due mainly to a 10 bp decline in the yield earned on these assets, as well as a decrease of $73.0 million, or 13.2%, in the average balance of other earning assets. The decrease in the average balance of other earning assets was due primarily to lower cash balances. Interest earned on securities decreased $0.1 million, or 3.2%, due to a decline of 23 bps in the yield earned on securities, partially offset by an increase of $79.8 million, or 12.6%, in the average balance of securities. The increase in loan yield was due mainly to an increase in prepayment fee income. The decrease in the yield earned on other earning assets was due primarily to lower market interest rates. The decrease in the yield earned on securities was driven primarily by lower yields earned on corporate securities as well as early redemptions and maturities in corporate securities.

The decrease in total interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due primarily to a $3.8 million, or 35.7%, decrease in interest earned on securities and a $1.9 million, or 64.1%, decrease in interest earned on other earning assets, partially offset by a $2.1 million, or 2.4%, increase in income from loans. The decrease in income from securities and other earning assets was primarily due to decreases of 72 bps and 46 bps, respectively, in the yield earned on these assets as well as a modest decrease in the average balance of these assets. The decrease in the yield earned on securities was driven primarily by lower market interest rates following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19, which contributed to increased prepayment activity and lower yields earned on private label and agency mortgage-backed securities and U.S. Government agency securities as well as early redemptions and maturities in corporate and municipal securities. The decrease in the yield earned on other earning assets was primarily due to lower market interest rates, as described above. The increase in income from loans was driven primarily by an 8 bp increase in the yield on loans and a modest increase in average loan balances. The increase in loan yield was mostly due to an increase in prepayment fee income as well as a shift in the loan mix towards higher yielding commercial products.

Overall, the yield on interest-earning assets for the third quarter 2021 increased 7 bps to 3.16% from 3.09% for the third quarter 2020. The yield on interest-earning assets for the nine months ended September 30, 2021 declined 7 bps to 3.24% from 3.31% for the nine months ended September 30, 2020. The increase in the yield earned on interest-earning assets for the third quarter 2021 compared to the third quarter 2020 was due to a 16 bp increase in the yield earned on loans, partially offset by decreases of 23 bps in the yield earned on securities and 10 bps in other earning assets. The decrease in the yield earned on interest-earning assets for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to decreases of 72 bps in the yield earned on securities and 46 bps in other earning assets, partially offset by an 8 bp increase in the yield earned on loans. The decline in market interest rates negatively impacted the yields earned on securities and cash balances during both the quarter and the nine months ended September 30, 2021, in comparison to the same time periods in 2020.

The decrease in total interest expense for the third quarter 2021 compared to the third quarter 2020 was due to a decrease in interest expense related to interest-bearing deposits, partially offset by an increase in interest expense associated with other borrowed funds. Interest expense on certificates and brokered deposits decreased $4.3 million, or 44.7%, due to a decline of 62 bps in the cost of these deposits, as well as a $406.0 million, or 22.8%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $0.9 million, or 37.3%, was driven by a decline of 34 bps in the cost of these deposits, partially offset by an increase of $203.0 million, or 15.7%, in the average balance of these deposits. Average money market balances increased from the prior year period due primarily to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19. The decrease in interest expense related to interest-bearing demand deposits and savings accounts was due primarily to decreases of 29 bps and 33 bps, respectively, partially offset by increases of $44.4 million, or 28.8%, and $16.7 million, or 36.8%, respectively, in the average balance of these deposits. The increase in interest expense associated with other borrowed funds was due primarily to the recognition of $0.8 million of costs related to the Company redeeming the 2026 Notes on September 30, 2021.

The decrease in total interest expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to a decrease in interest expense related to interest-bearing deposits, partially offset by an increase in interest expense associated with other borrowed funds. The decrease in deposit interest expense was driven primarily by an 89 bp decline in the cost of funds related to interest-bearing deposits and a decrease of $92.3 million, or 2.9%, in the average balance of interest-bearing deposits. The average balance of certificates and brokered deposits decreased $506.0 million, or 25.9%, while the cost of these deposits decreased 67 bps. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $5.3 million, or 54.9%, was driven by a decline of 79 bps in the cost of these deposits, partially offset by an increase of $344.1 million, or 31.7%, in the average balance of these deposits. Average money market balances increased from the prior year period due primarily to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19. The increase in interest expense associated with other borrowed funds was due primarily to to the recognition of $0.8 million of costs related to the Company redeeming the 2026 Notes on September 30, 2021.

Overall, the cost of total interest-bearing liabilities for the third quarter 2021 declined 42 bps to 1.28% from 1.70% for the third quarter 2020. Additionally, the cost of total interest-bearing liabilities for the nine months ended September 30, 2021 declined 70 bps to 1.32% from 2.02% for the nine months ended September 30, 2020. Declines in the cost of funds were due to the continued decrease in market interest rates from the prior year periods. The sharp declines in both short- and long-term interest rates in response to the economic effects of COVID-19 allowed the Company to reprice all of its deposit products at lower rates. Furthermore, a shift in the deposit composition from higher cost certificates and brokered deposits to lower cost non-maturity deposit accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 2.00% for the third quarter 2021 compared to 1.53% for the third quarter 2020, an increase of 47 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.13% for the third quarter 2021 compared to 1.67% for the third quarter 2020, an increase of 46 bps.

NIM was 2.05% for the nine months ended September 30, 2021 compared to 1.47% for the nine months ended September 30, 2020; an increase of 58 bps. FTE NIM was 2.19% for the nine months ended September 30, 2021 compared to 1.61% for the nine months ended September 30, 2020; an increase of 58 bps.
The increase in third quarter 2021 NIM and FTE NIM compared to the third quarter 2020 reflects a decrease in the cost of funds while asset yields were up modestly. The reduction in the cost of interest-bearing liabilities was due primarily to the continued decrease in market interest rates from the prior year period.

The increase in year-to-date September 2021 NIM and FTE NIM compared to year-to-date September 2020 reflects a decrease in the cost of funds, partially offset by a moderate decrease in interest-earning asset yields. The decline in the cost of interest-bearing liabilities and the yield on interest-earning assets was due primarily to the continued decrease in market interest rates from the prior year period.

Looking ahead to the fourth quarter 2021 and into 2022, the Company believes that yields on interest-earning assets will revert closer to what they were in the second quarter 2021 and then increase from there as the Company anticipates growing its commercial loan portfolio. The Company also continues to see opportunities for further downward repricing of deposits in future periods. Over the next twelve months, the Company has approximately $787.0 million of certificates and brokered deposits with a weighted average cost of 1.22% that are scheduled to mature. As the weighted average of cost of these deposits is significantly higher than current new production costs, the Company expects the cost of deposit funding to continue to decline during the remainder of 2021 and into 2022.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2021 and 2020.

(in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Service charges and fees	$276	$280	$266	$206	$224	$822	$618
Loan servicing revenue	511	457	422	379	274	1,390	780
Loan servicing asset revaluation	(274)	(240)	(155)	(60)	(103)	(669)	(372)
Mortgage banking activities	3,850	2,674	5,750	7,987	9,630	12,274	16,706
Gain on sale of loans	2,719	3,019	1,723	3,702	2,033	7,461	4,596
Gain on sale of securities	—	—	—	—	98	—	139
Gain on sale of premises and equipment	—	2.523	—	—	—	2,523	—
Other	731	249	369	443	339	1,349	1,212
Total noninterest income	$7,813	$8.962	$8,375	$12,657	$12,495	$25,150	$23,679

During the third quarter 2021, noninterest income was $7.8 million, representing a decrease of $4.7 million, or 37.5%, compared to $12.5 million for the third quarter 2020. The decrease in noninterest income was due primarily to a decrease in revenue from mortgage banking activities, partially offset by increases in gain on sale of loans and other noninterest income. The decline in mortgage banking revenue in the third quarter of 2021 versus the third quarter of 2020 was due primarily to decreases in interest rate locks, sold loan volume and gain-on-sale margins. The increase in gain on sale of loans was due an increase in the volume of SBA 7(a) guaranteed loan sales and an increase in secondary market premiums during the third quarter 2021. The increase in other noninterest income was due primarily to a distribution from the Company’s investment in a Small Business Investment Company fund.

During the nine months ended September 30, 2021, noninterest income was $25.2 million, an increase of $1.5 million, or 6.2%, compared to $23.7 million for the nine months ended September 30, 2020. The increase in noninterest income was due primarily to increases in revenue from gain on sale of loans, gain on sale of premises and equipment, and loan servicing revenue, which was partially offset by a decrease in mortgage banking activities. The increase in gain on sale of loans was due to an increase in the volume of SBA 7(a) guaranteed loan sales and an increase in secondary market premiums during the nine months ended September 30, 2021. The increase in gain on sale of premises and equipment was due to the Company completing the sale of its headquarters. The increase in loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio due to continued origination activity. The decrease in mortgage banking income was due primarily to decreases in interest rate locks, sold loan volume and gain-on-sale margins.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2021 and 2020.

(in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Salaries and employee benefits	$9,316	$9,232	$9,492	$9,135	$9,533	$28,040	$25,096
Marketing, advertising and promotion	813	872	680	443	426	2,365	1,212
Consulting and professional services	728	1,078	986	788	614	2,792	2,723
Data processing	380	382	462	426	388	1,224	1,102
Loan expenses	383	541	534	630	408	1,458	1,406
Premises and equipment	1,687	1,587	1,601	1,601	1,568	4,875	4,795
Deposit insurance premium	230	275	425	450	440	930	1,360
Write-down of other real estate owned	—	—	—	—	2,065	—	2,065
Other	914	1,108	1,137	1,040	970	3,159	3,383
Total noninterest expense	$14,451	$15,075	$15,317	$14,513	$16,412	$44,843	$43,142

Noninterest expense for the third quarter 2021 was $14.5 million, compared to $16.4 million for the third quarter 2020. The decrease of $2.0 million, or 11.9%, was due primarily to a $2.1 million write-down of a commercial other real estate owned (“OREO”) property during the third quarter 2020 as well as decreases of $0.2 million, or 2.3%, in salaries and employee benefits and $0.2 million, or 47.7%, in deposit insurance premium during the third quarter 2021 compared to the third quarter 2020, partially offset by an increase of $0.4 million, or 90.8%, in marketing, advertising and promotion. The decrease in salaries and employee benefits was due primarily to a decrease in medical claims expense. The decrease in deposit insurance premium was due primarily to a decrease in asset growth and an increase in the Bank’s regulatory capital ratios, both of which positively impact the formula used to calculate deposit insurance expense. The increase in marketing, advertising and promotion was due mainly to higher mortgage lead generation costs and digital marketing initiatives.

Noninterest expense for the nine months ended September 30, 2021 was $44.8 million, compared to $43.1 million for the nine months ended September 30, 2020. The increase of $1.7 million, or 3.9%, was due primarily to increases of $2.9 million in salaries and employee benefits and $1.2 million in marketing, advertising and promotion, partially offset by a decrease of $2.1 million in write-down of OREO, a $0.4 million decrease in deposit insurance premium and a $0.2 million decrease in other noninterest expense. The increase in salaries and employee benefits was due mainly to an increase in headcount, which includes the impact of personnel growth associated with the Company’s small business lending platform. The increase in marketing, advertising and promotion was due primarily to higher mortgage lead generation costs and digital marketing initiatives. The decrease in write-down of OREO is due to a $2.1 million write-down of a commercial OREO property that occurred in 2020. The decrease in deposit insurance premium was due primarily to a decrease in asset growth and an increase in the Bank’s regulatory capital ratios, both of which positively impact the formula used to calculate deposit insurance expense. The decrease in other noninterest expense was due primarily to a $0.3 million charitable contribution the Company made in 2020 to assist small businesses and nonprofits in addressing the economic challenges of the COVID-19 pandemic.

Income tax provision was $2.2 million for the third quarter 2021, resulting in an effective tax rate of 15.5%, compared to a tax provision of $1.4 million for the third quarter 2020 and an effective tax rate of 14.2%. Income tax provision was $6.5 million for the nine months ended September 30, 2021, resulting in an effective tax rate of 15.3%, compared to an income tax provision of $1.4 million and an effective tax rate of 7.0% for the nine months ended September 30, 2020. The increase in income tax provision for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due primarily to the increase in pre-tax earnings driven primarily by the $2.1 million write-down of OREO that occurred in the third quarter 2020. The increase in income tax provision for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was due primarily to the increase in pre-tax earnings driven primarily by an increase in revenue and a decrease in the provision for loan losses, partially offset by an increase in noninterest expenses. Additionally, the lower income tax provision and effective tax rate during the nine months ended September 30, 2020, was impacted by the passage of the CARES Act, which was signed into law on March 27, 2020, and provided the Company the ability to carryback certain federal net operating losses.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total assets	$4,252,292	$4,204,642	$4,188,570	$4,246,156	$4,333,624
Loans	2,936,148	2,957,608	3,058,694	3,059,231	3,012,914
Total securities	696,136	729,178	530,566	565,851	596,565
Loans held-for-sale	43,970	27,587	30,235	39,584	76,208
Noninterest-bearing deposits	110,117	113,996	101,700	96,753	86,088
Interest-bearing deposits	3,114,478	3,092,151	3,116,903	3,174,132	3,286,303
Total deposits	3,224,595	3,206,147	3,217,603	3,270,885	3,372,391
Advances from Federal Home Loan Bank	514,920	514,919	514,917	514,916	514,914
Total shareholders’ equity	370,442	358,641	344,566	330,944	318,102

Total assets increased $6.1 million, or 0.1%, to $4.3 billion at September 30, 2021 compared to $4.2 billion at December 31, 2020.

As of September 30, 2021, total shareholders’ equity was $370.4 million, an increase of $39.5 million, or 11.9%, compared to December 31, 2020, due primarily to the net income earned during the period, as well as a decrease in accumulated other comprehensive loss. Tangible common equity totaled $365.8 million as of September 30, 2021, representing an increase of $39.5 million, or 12.1%, compared to December 31, 2020. As both total shareholders’ equity and tangible common equity outpaced the growth in both total assets and tangible assets, the ratio of total shareholders’ equity to total assets increased to 8.71% as of September 30, 2021 from 7.79% as of December 31, 2020, and the ratio of tangible common equity to tangible assets increased to 8.61% as of September 30, 2021 from 7.69% as of December 31, 2020.

Book value per common share increased 11.3% to $37.59 as of September 30, 2021 from $33.77 as of December 31, 2020. Tangible book value per share increased 11.5% to $37.12 as of September 30, 2021 from $33.29 as of December 31, 2020. The growth in both book value per common share and tangible book value per share reflects the growth in total shareholders’ equity and tangible common equity while total common shares outstanding increased slightly from December 31, 2020. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
Commercial loans
Commercial and industrial	$107,142	3.6%	$96,203	3.3%	$71,835	2.3%	$75,387	2.5%	$77,116	2.6%
Owner-occupied commercial real estate	84,819	2.9%	87,136	2.9%	87,930	2.9%	89,785	2.9%	89,095	3.0%
Investor commercial real estate	28,505	1.0%	28,871	1.0%	14,832	0.5%	13,902	0.5%	13,084	0.4%
Construction	115,414	3.9%	117,970	4.0%	123,483	4.0%	110,385	3.6%	92,154	3.1%
Single tenant lease financing	921,998	31.5%	913,115	30.9%	941,322	30.8%	950,172	31.1%	960,505	31.9%
Public finance	601,738	20.5%	612,138	20.7%	637,600	20.8%	622,257	20.3%	625,638	20.8%
Healthcare finance	417,388	14.2%	455,890	15.3%	510,237	16.8%	528,154	17.3%	461,740	15.3%
Small business lending	102,889	3.5%	123,293	4.2%	132,490	4.3%	125,589	4.1%	123,168	4.1%
Franchise finance	25,598	0.9%	—	—%	—	—%	—	—%	—	—%
Total commercial loans	2,405,491	82.0%	2,434,616	82.3%	2,519,729	82.4%	2,515,631	82.3%	2,442,500	81.2%
Consumer loans
Residential mortgage	188,750	6.4%	177,148	6.0%	190,148	6.2%	186,787	6.1%	203,041	6.7%
Home equity	17,960	0.6%	17,510	0.6%	17,949	0.6%	19,857	0.6%	22,169	0.7%
Other consumer	268,396	9.1%	271,796	9.2%	270,209	8.8%	275,692	9.0%	282,450	9.3%
Total consumer loans	475,106	16.1%	466,454	15.8%	478,306	15.6%	482,336	15.7%	507,660	16.7%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	55,551	1.9%	56,538	1.9%	60,659	2.0%	61,264	2.0%	62,754	2.1%
Total loans	2,936,148	100.0%	2,957,608	100.0%	3,058,694	100.0%	3,059,231	100.0%	3,012,914	100.0%
Allowance for loan losses	(28,000)		(28,066)		(30,642)		(29,484)		(26,917)
Net loans	$2,908,148		$2,929,542		$3,028,052		$3,029,747		$2,985,997

(1) Includes carrying value adjustments of $38.9 million, $40.4 million, $41.6 million, $42.7 million and $44.3 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020, respectively.

Total loans were $2.9 billion as of September 30, 2021, a decrease of $123.1 million, or 4.0%, compared to December 31, 2020. Total commercial loan balances were $2.4 billion as of September 30, 2021, down $110.1 million, or 4.4%, from December 31, 2020. Total consumer loan balances were $475.1 million as of September 30, 2021, a decrease of $7.2 million, or 1.5%, compared to December 31, 2020. Compared to December 31, 2020, the decline in commercial loan balances was driven largely by net payoffs in healthcare finance, single tenant lease financing, small business lending and public finance loans, which were partially offset by increases in commercial and industrial, franchise finance and investor commercial real estate loan balances.

The net payoffs in the healthcare finance portfolio were driven primarily by elevated prepayment activity and minimal origination activity. Going forward, we expect the balance of healthcare finance loans may continue to decline as a result of Provide’s acquisition by a super-regional financial institution, as well as potential prepayment activity. The net payoffs in small business lending were predominantly related to PPP loan forgiveness, partially offset by new originations.

Franchise finance was established in July 2021 in conjunction with the Copmany’s business relationship with ApplePie Capital, a leading provider of growth financing to franchisees in various industry segments across the country. Through this relationship, we began funding portfolio loans in the third quarter 2021 and expect to fund a total of up to $100.0 million of loans by the end of 2021 and up to an additional $150.0 million of loans during 2022.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, OREO and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Nonaccrual loans
Commercial loans:
Commercial and industrial	$678	$692	$1,002	$—	$117
Owner-occupied commercial real estate	3,429	3,487	4,266	1,838	1,390
Single tenant lease financing	1,100	2,373	7,080	7,116	7,148
Small business lending (1)	1,351	1,209	865	—	—
Total commercial loans	6,558	7,761	13,213	8,954	8,655
Consumer loans:
Residential mortgage	1,253	1,253	1,120	1,183	1,085
Home equity	14	14	15	—	—
Other consumer	26	10	23	46	34
Total consumer loans	1,293	1,277	1,158	1,229	1,119
Total nonaccrual loans	7,851	9,038	14,371	10,183	9,774

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	—	278	—	—
Total commercial loans	—	—	278	—	—
Total past due 90 days and accruing loans	—	—	278	—	—

Total nonperforming loans	7,851	9,038	14,649	10,183	9,774

Other real estate owned
Investor commercial real estate	1,188	1,188	—	—	—
Residential mortgage	—	112	—	—	—
Total other real estate owned	1,188	1,300	—	—	—

Other nonperforming assets	—	—	29	35	8

Total nonperforming assets	$9,039	$10,338	$14,678	$10,218	$9,782

Total nonperforming loans to total loans(2)	0.27%	0.31%	0.48%	0.33%	0.32%
Total nonperforming assets to total assets(2)	0.21%	0.25%	0.35%	0.24%	0.23%
Allowance for loan losses to total loans	0.95%	0.95%	1.00%	0.96%	0.89%
Allowance for loan losses to total loans, excluding PPP loans(3)	0.96%	0.96%	1.02%	0.98%	0.91%
Allowance for loan losses to nonperforming loans(2)	356.6%	310.5%	209.2%	289.5%	275.4%

1 Balance represents U.S. government guaranteed loans.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.
3 This information represents a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of this measure to its most directly comparable GAAP measure.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Troubled debt restructurings – nonaccrual	$2,550	$2,581	$2,606	$2,637	$811
Troubled debt restructurings – performing	843	1,179	1,187	367	365
Total troubled debt restructurings	$3,393	$3,760	$3,793	$3,004	$1,176

The decline in nonperforming loans of $2.3 million, or 22.9%, to $7.9 million as of September 30, 2021 compared to $10.2 million as of December 31, 2020 was due primarily to a decrease in nonaccrual single tenant lease financing balances, which was partially offset by an increase in nonperforming small business lending, owner-occupied commercial real estate and commercial and industrial loans. The decrease in nonaccrual single tenant lease financing balances was due to a payoff of a loan that was previously on nonaccrual, as well as positive developments related to a relationship which included two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to OREO.

Total nonperforming assets decreased $1.2 million, or 11.5%, as of September 30, 2021 compared to December 31, 2020, due primarily to a $2.3 million decrease in nonperforming loans discussed above, partially offset by a $1.2 million increase in OREO. The ratio of nonperforming loans to total loans decreased to 0.27% as of September 30, 2021 compared to 0.33% as of December 31, 2020 and the ratio of nonperforming assets to total assets decreased to 0.21% as of September 30, 2021 compared to 0.24% as of December 31, 2020, also due primarily to the loans and OREO mentioned above.

Total TDRs as of September 30, 2021 were $3.4 million, up $0.4 million from December 31, 2020. The increase was driven by one residential mortgage loan that became a TDR during the first quarter 2021.

    As of September 30, 2021, the Company had one commercial property in OREO, with a carrying value of $1.2 million. The Company did not have any OREO as of December 31, 2020.

    As of September 30, 2021, our financial results have reflected little impact on asset quality as a result of COVID-19. We are optimistic that the combination of vaccinations, government stimulus programs and relief programs we have provided to our clients will continue to mitigate the impact of the pandemic on the Company’s business. However, if economic conditions return to levels experienced during 2020, our credit quality and overall financial performance could be adversely affected.

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

    In accordance with this guidance, the Company has offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of September 30, 2021, the Company had thirteen loans totaling $3.0 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. The Company received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in December 2020 and 99.5% of loan balances have been forgiven as of September 30, 2021.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during 2021, and it is being deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021 and 51.9% of loan balances have been forgiven as of September 30, 2021.

The Company anticipates that the majority of the PPP loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Management anticipates that loan forgiveness applications will continue throughout 2021.

The following table provides a rollforward of the activity of PPP loans through September 30, 2021.

(dollars in thousands)
	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(549)	(63,548)
Net deferred fees recognized			(1,242)
Balance, September 30, 2021	108	14,981	481

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the nine months ended September 30, 2021 and 2020.

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of period	$28,066	$30,642	$29,484	$26,917	$24,465	$29,484	$21,840
Provision charged to expense	(29)	21	1,276	2,865	2,509	1,268	6,461
Losses charged off	(120)	(2,689)	(311)	(408)	(241)	(3,121)	(1,755)
Recoveries	83	92	193	110	184	369	371
Balance, end of period	$28,000	$28,066	$30,642	$29,484	$26,917	$28,000	$26,917

Net charge-offs to average loans	0.01%	0.35%	0.02%	0.04%	0.01%	0.12%	0.06%

    The allowance for loan losses was $28.0 million as of September 30, 2021, compared to $29.5 million as of December 31, 2020. The decrease in the allowance for loan losses compared to December 31, 2020 was due primarily to the elimination of $2.9 million of specific reserves related to single tenant lease financing loans and a commercial and industrial relationship, all of which had been classified as nonaccrual. The single tenant lease financing loans included a nonaccrual loan that was paid off during the quarter and a single tenant lease financing relationship consisting of two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to OREO. The commercial and industrial relationship included four loans, two of which were paid off during the quarter. The decrease in the specific reserves was partially offset by additional adjustments to the qualitative factors in the Company’s allowance model that increased the allowance for loan losses to total loans.

     The allowance for loan losses as a percentage of total loans was 0.95% at September 30, 2021, or 0.96%, when excluding PPP loans, compared to 0.96%, or 0.98%, when excluding PPP loans, at December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 356.6% as of September 30, 2021, compared to 289.5% as of December 31, 2020, due to the decrease in nonperforming loans related to single tenant lease financing loans and the commercial and industrial relationship discussed above. The provision for loan losses in the third quarter 2021 was less than $0.1 million, compared to $2.5 million for the third quarter 2020. The decrease in the provision for loan losses was due primarily to the decline in loan balances. During the third quarter 2021, the Company recorded net charge-offs of less than $0.1 million, compared to net charge-offs of $0.1 million for the third quarter 2020.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$53,380	$57,984	$60,815	$61,765	$65,007
Municipal securities	76,528	77,364	79,168	82,757	87,365
Agency mortgage-backed securities	432,613	445,895	229,981	241,795	250,755
Private label mortgage-backed securities	19,997	29,003	40,550	57,268	71,519
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	48,460	48,447	48,433	48,419	48,406
Total available-for-sale	635,978	663,693	463,947	497,004	528,052
Securities held-to-maturity
Municipal securities	14,538	14,549	14,560	14,571	14,582
Corporate securities	47,591	51,110	53,630	53,652	53,672
Total held-to-maturity	62,129	65,659	68,190	68,223	68,254
Total securities	$698,107	$729,352	$532,137	$565,227	$596,306

(in thousands)
Approximate Fair Value	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Securities available-for-sale
U.S. Government-sponsored agencies	$52,455	$57,135	$59,478	$60,545	$63,682
Municipal securities	77,450	78,438	79,208	82,489	86,421
Agency mortgage-backed securities	429,885	444,494	228,818	243,921	253,292
Private label mortgage-backed securities	20,235	29,363	41,106	58,116	72,626
Asset-backed securities	5,005	5,005	5,006	4,961	4,921
Corporate securities	48,977	49,084	48,760	47,596	47,369
Total available-for-sale	634,007	663,519	462,376	497,628	528,311
Securities held-to-maturity
Municipal securities	15,319	15,373	15,109	15,317	15,328
Corporate securities	49,018	52,685	54,274	54,135	53,848
Total held-to-maturity	64,337	68,058	69,383	69,452	69,176
Total securities	$698,344	$731,577	$531,759	$567,080	$597,487

The approximate fair value of available-for-sale investment securities increased $136.4 million, or 27.4%, to $634.0 million as of September 30, 2021, compared to $497.6 million as of December 31, 2020. The increase was due primarily to an increase of $186.0 million in agency mortgage-backed securities, partially offset by a $38.1 million decrease in private label mortgage-backed securities and a $8.1 million decrease in U.S. Government-sponsored agencies. The increase in agency mortgage-backed securities was driven primarily by purchases during the nine months ended September 30, 2021, partially offset by prepayments and maturities in agency and private label mortgage-backed securities, as well as early redemptions and maturities in municipal securities.

Accrued Income and Other Assets

    Accrued income and other assets decreased $9.9 million, or 15.4%, to $54.4 million at September 30, 2021 compared to $64.3 million at December 31, 2020. The decrease was primarily related to a decrease of $11.3 million in cash pledged as collateral. As of these dates, the Company pledged $19.3 million and $30.6 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $36.6 million at September 30, 2021 compared to $48.4 million at December 31, 2020. The decrease in accrued expenses and other liabilities was due primarily to an $11.8 million, or 38.7%, decrease in derivative liabilities due to changes in fair value.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020
Noninterest-bearing deposits	$110,117	3.4%	$113,996	3.6%	$100,700	3.1%	$96,753	3.0%	$86,088	2.6%
Interest-bearing demand deposits	201,557	6.3%	196,841	6.1%	186,015	5.8%	188,645	5.8%	155,054	4.6%
Savings accounts	66,762	2.1%	56,298	1.8%	51,251	1.6%	43,200	1.3%	49,890	1.5%
Money market accounts	1,479,358	45.8%	1,432,355	44.6%	1,397,449	43.4%	1,350,566	41.3%	1,359,178	40.3%
Certificates of deposits	1,043,898	32.4%	1,087,350	33.9%	1,174,764	36.5%	1,289,319	39.4%	1,360,575	40.3%
Brokered deposits	322,903	10.0%	319,307	10.0%	307,424	9.6%	302,402	9.2%	361,606	10.7%
Total deposits	$3,224,595	100.0%	$3,206,147	100.0%	$3,217,603	100.0%	$3,270,885	100.0%	$3,372,391	100.0%

Total deposits decreased $46.3 million, or 1.4%, to $3.2 billion as of September 30, 2021, compared to $3.3 billion as of December 31, 2020. This decrease was due primarily to a decline of $245.4 million, or 19.0%, in certificates of deposits, partially offset by increases of $128.8 million, or 9.6%, in money market accounts, $23.6 million, or 54.5%, in savings accounts, $20.5 million, or 6.8%, in brokered deposits, $13.4 million, or 13.8%, in noninterest-bearing deposits, and $12.9 million, or 6.8%, in interest-bearing demand deposits. The Company experienced strong growth in money market deposit accounts due to targeted digital marketing efforts to grow small business accounts as well as consumers, small business and commercial clients increasing their cash balances in part due to the economic uncertainty resulting from the COVID-19 pandemic. The decrease in certificates of deposits was due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

Recent Debt Offerings

    On October 26, 2020, the Company issued $10.0 million in aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”). The Notes were offered and sold by the Company in a private placement and are scheduled to mature on November 1, 2030. The 2030 Notes bear interest at a fixed rate of 6.0% per year from and including October 26, 2020, to, but excluding, November 1, 2025, and thereafter at a floating interest rate initially equal to the three-month term SOFR plus 5.795%. The 2030 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The net proceeds were used to redeem the 2025 Note in January 2021.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then current three-month SOFR, plus 311 basis points. The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem the 2026 Notes. Under the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company has agreed to take certain actions to provide for the exchange of the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes.

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

The following tables present actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 and December 31, 2020, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$376,903	12.62%	$209,119	7.00%	N/A	N/A
Bank	417,612	13.99%	208,885	7.00%	$193,964	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	376,903	12.62%	253,930	8.50%	N/A	N/A
Bank	417,612	13.99%	253,646	8.50%	238,725	8.00%
Total capital to risk-weighted assets
Consolidated	509,059	17.04%	313,679	10.50%	N/A	N/A
Bank	445,612	14.93%	313,327	10.50%	298,407	10.00%
Leverage ratio
Consolidated	376,903	8.86%	170,169	4.00%	N/A	N/A
Bank	417,612	9.83%	169,865	4.00%	212,332	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$342,159	11.31%	$211,828	7.00%	N/A	N/A
Bank	377,678	12.49%	211,612	7.00%	$196,497	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	342,159	11.31%	257,220	8.50%	N/A	N/A
Bank	377,678	12.49%	256,957	8.50%	241,842	8.00%
Total capital to risk-weighted assets
Consolidated	451,246	14.91%	317,742	10.50%	N/A	N/A
Bank	407,162	13.47%	317,418	10.50%	302,303	10.00%
Leverage ratio
Consolidated	342,159	7.95%	172,154	4.00%	N/A	N/A
Bank	377,678	8.78%	172,036	4.00%	215,045	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2021 to shareholders of record as of September 30, 2021. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors, including any potential impact resulting from COVID-19.

As of September 30, 2021, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by its 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026, the 2029 Notes, the 2030 Notes, as well as its 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. We believe we have sufficient on-balance sheet liquidity, supplemented by access to additional funding sources, to manage the potential economic impact of COVID-19. At September 30, 2021, on a consolidated basis, the Company had $1.0 billion in cash and cash equivalents and investment securities available-for-sale and $44.0 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2021, the Bank had the ability to borrow an additional $597.9 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2021, the Company, on an unconsolidated basis, had $58.8 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2021, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $278.3 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2021 totaled $787.0 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets ratio, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, allowance for loan losses to loans, excluding PPP loans, adjusted revenue, adjusted income before income taxes, adjusted income tax, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity and adjusted effective income tax rate are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2021 and 2020.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Total equity - GAAP	$370,442	$358,641	$344,566	$330,944	$318,102	$370,442	$318,102
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$365,755	$353,954	$339,879	$326,257	$313,415	$365,765	$313,415

Total assets - GAAP	$4,252,292	$4,204,642	$4,188,570	$4,246,156	$4,333,624	$4,252,292	$4,333,624
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,247,605	$4,199,955	$4,183,883	$4,241,469	$4,328,937	$4,247,605	$4,328,937

Common shares outstanding	9,854,153	9,854,153	9,823,831	9,800,569	9,800,569	9,854,153	9,800,569

Book value per common share	$37.59	$36.39	$35.07	$33.77	$32.46	$37.59	$32.46
Effect of goodwill	(0.47)	(0.47)	(0.47)	(0.48)	(0.48)	(0.47)	(0.48)
Tangible book value per common share	$37.12	$35.92	$34.60	$33.29	$31.98	$37.12	$31.98

Total shareholders’ equity to assets	8.71%	8.53%	8.23%	7.79%	7.34%	8.71%	7.34%
Effect of goodwill	(0.10)%	(0.10)%	(0.11)%	(0.10)%	(0.10)%	(0.10)%	(0.10)%
Tangible common equity to tangible assets	8.61%	8.43%	8.12%	7.69%	7.24%	8.61%	7.24%

Total average equity - GAAP	$366,187	$352,894	$335,968	$323,464	$313,611	$351,794	$310,506
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$361,500	$348,207	$331,281	$318,777	$308,924	$347,107	$305,819

Return on average shareholders’ equity	13.10%	14.88%	12.61%	13.64%	10.67%	13.54%	7.90%
Effect of goodwill	0.17%	0.21%	0.18%	0.20%	0.16%	0.19%	0.12%
Return on average tangible common equity	13.27%	15.09%	12.79%	13.84%	10.83%	13.73%	8.02%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Total interest income	$33,034	$33,377	$33,280	$33,643	$32,750	$99,691	$103,216
Adjustments:
Fully-taxable equivalent adjustments [1]	1,356	1,394	1,356	1,400	1,424	4,105	4,396
Total interest income - FTE	$34,390	$34,771	$34,636	$35,043	$34,174	$103,796	$107,612

Net interest income	$20,919	$21,607	$20,525	$18,865	$16,232	$63,051	$45,676
Adjustments:
Fully-taxable equivalent adjustments [1]	1,356	1,394	1,356	1,424	1,424	4,105	4,396
Net interest income - FTE	$22,275	$23,001	$21,881	$20,289	$17,656	$67,156	$50,072

Net interest income	$20,919	$21,607	$20,525	$18,865	$16,232	$63,051	$45,676
Adjustments:
Subordinated debt redemption cost	810	—	—	—	—	810	—
Adjusted net interest income	$21,729	$21,607	$20,525	$18,865	$16,232	$63,861	$45,676

Net interest income	$20,919	$21,607	$20,525	$18,865	$16,232	$63,051	$45,676
Adjustments:
Fully-taxable equivalent adjustments [1]	1,356	1,394	1,356	1,400	1,424	4,105	4,396
Subordinated debt redemption cost	810	—	—	—	—	810	—
Adjusted net interest income - FTE	$23,085	$23,001	$21,881	$20,265	$17,656	$67,966	$50,072

Net interest margin	2.00%	2.11%	2.04%	1.78%	1.53%	2.05%	1.47%
Effect of fully-taxable equivalent adjustments [1]	0.13%	0.14%	0.14%	0.13%	0.14%	0.14%	0.15%
Net interest margin - FTE	2.13%	2.25%	2.18%	1.91%	1.67%	2.19%	1.61%

Net interest margin	2.00%	2.11%	2.04%	1.78%	1.53%	2.05%	1.47%
Effect of subordinated debt redemption cost	0.08%	—%	—%	—%	—%	0.02%	—%
Adjusted net interest margin	2.08%	2.11%	2.04%	1.78%	1.53%	2.07%	1.47%

Net interest margin	2.00%	2.11%	2.04%	1.78%	1.53%	2.05%	1.47%
Effect of fully-taxable equivalent adjustments	0.13%	0.14%	0.14%	0.13%	0.14%	0.14%	0.14%
Effect of subordinated debt redemption cost	0.08%	—%	—%	—%	—%	0.02%	—%
Adjusted net interest margin - FTE	2.21%	2.25%	2.18%	1.91%	1.67%	2.21%	1.61%

Allowance for loan losses	$28,000	$28,066	$30,642	$29,484	$26,917	$28,000	$26,917

Loans	$2,936,148	$2,957,608	$3,058,694	$3,059,231	$3,012,914	$2,936,148	$3,012,914
Adjustments:
PPP loans	(14,981)	(39,682)	(53,365)	(50,554)	(58,337)	(14,981)	(58,337)
Loans, excluding PPP loans	$2,921,167	$2,917,926	$3,005,329	$3,008,677	$2,954,577	$2,921,167	$2,954,577

Allowance for loan losses to loans	0.95%	0.95%	1.00%	0.96%	0.89%	0.95%	0.89%
Effect of PPP loans	0.01%	0.01%	0.02%	0.02%	0.02%	0.01%	0.02%
Allowance for loan losses to loans, excluding PPP loans	0.96%	0.96%	1.02%	0.98%	0.91%	0.96%	0.91%
1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Total Revenue- GAAP	$28,732	$30,569	$28,900	$31,522	$28,727	$88,201	$69,355
Adjustments:
Gain on sale of premises and equipment	—	(2,523)	—	—	—	(2,523)	—
Subordinated debt redemption cost	810	—	—	—	—	810	—
Adjusted total revenue	$27,922	$28,046	$28,900	$31,522	$28,727	$86,488	$69,355

Non-interest income - GAAP	$7,813	$8,962	$8,375	$12,657	$12,495	$25,150	$23,679
Adjustments:
Gain on sale of premises and equipment	—	(2,523)	—	—	—	(2,523)	—
Adjusted non-interest income	$7,813	$6,439	$8,375	$12,657	$12,495	$22,627	$23,679

Income before income taxes - GAAP	$14,310	$15,473	$12,307	$14,145	$9,806	$42,090	$19,752
Adjustments:
Write-down of other real estate owned	—	—	—	—	2,065	—	2,065
Gain on sale of premises and equipment	—	(2,523)	—	—	—	(2,523)	—
Subordinated debt redemption cost	810	—	—	—	—	810	—
Adjusted income before income taxes	$15,120	$12,950	$12,307	$14,145	$11,871	$40.377	$21,817

Income tax provision - GAAP	$2,220	$2,377	$1,857	$3,055	$1,395	$6,454	$1,390
Adjustments:
Write-down of other real estate owned	—	—	—	—	434	—	434
Gain on sale of premises and equipment	—	(530)	—	—	—	(530)	—
Subordinated debt redemption cost	170	—	—	—	—	170	—
Adjusted income tax provision	$2,390	$1,847	$1,857	$3,055	$1,829	$6,094	$1,824

Net income - GAAP	$12,090	$13,096	$10,450	$11,090	$8,411	$35,636	$18,362
Adjustments:
Write-down of other real estate owned	—	—	—	—	1,631	—	1,631
Gain on sale of premises and equipment	—	(1,993)	—	—	—	(1,993)	—
Subordinated debt redemption cost	640	—	—	—	—	640	—
Adjusted net income	$12,730	$11,103	$10,450	$11,090	$10,042	$34,283	$19,993

Diluted average common shares outstanding	9,988,102	9,981,422	9,963,036	9,914,022	9,773,224	9,974,071	9,827,182

Diluted earnings per share - GAAP	$1.21	$1.31	$1.05	$1.12	$0.86	$3.57	$1.87
Adjustments:

Effect of write-down of other real estate owned	—	—	—	—	0.17	—	0.16
Effect of gain on sale of premises and equipment	—	(0.20)	—	—	—	(0.19)	—
Effect of subordinated debt redemption cost	0.06	—	—	—	—	0.06	—
Adjusted diluted earnings per share	$1.27	$1.11	$1.05	$1.12	$1.03	$3.44	$2.03

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Return on average assets	1.12%	1.25%	1.02%	1.02%	0.78%	1.13%	0.58%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	0.00%	0.15%	0.00%	0.05%
Effect of gain on sale of premises and equipment	0.00%	(0.19)%	0.00%	0.00%	0.00%	(0.06)%	0.00%
Effect of subordinated debt redemption cost	0.06%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Adjusted return on average assets	1.18%	1.06%	1.02%	1.02%	0.93%	1.09%	0.63%

Return on average shareholders' equity	13.10%	14.88%	12.61%	13.64%	10.67%	13.54%	7.90%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	0.00%	2.07%	0.00%	0.70%
Effect of gain on sale of premises and equipment	0.00%	(2.26)%	0.00%	0.00%	0.00%	(0.75)%	0.00%
Effect of subordinated debt redemption cost	0.69%	0.00%	0.00%	0.00%	0.00%	0.24%	0.00%
Adjusted return on average shareholders' equity	13.79%	12.62%	12.61%	13.64%	12.74%	13.03%	8.60%

Return on average tangible common equity	13.27%	15.09%	12.79%	13.84%	10.83%	13.73%	8.02%
Effect of write-down of other real estate owned	0.00%	0.00%	0.00%	0.00%	2.10%	0.00%	0.71%
Effect of gain on sale of premises and equipment	0.00%	(2.30)%	0.00%	0.00%	0.00%	(0.77)%	0.00%
Effect of subordinated debt redemption cost	0.70%	0.00%	0.00%	0.00%	0.00%	0.25%	0.00%
Adjusted return on average tangible common equity	13.97%	12.79%	12.79%	13.84%	12.93%	13.21%	8.73%

Effective income tax rate	15.5%	15.4%	15.1%	21.6%	14.2%	15.3%	7.0%
Effect of write-down of other real estate owned	0.0%	0.0%	0.0%	0.0%	1.2%	0.0%	1.4%
Effect of gain on sale of premises and equipment	0.0%	(1.1)%	0.0%	0.0%	0.0%	(0.6)%	0.0%
Effect of subordinated debt redemption cost	0.3%	0.0%	0.0%	0.0%	0.0%	0.4%	0.0%
Adjusted effective income tax rate	15.8%	14.3%	15.1%	21.6%	15.4%	15.1%	8.4%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, the Company terminated all fair value hedging instruments associated with loans. At September 30, 2021 and December 31, 2020, the Company had interest rate swaps with notional amounts of $260.0 million and $298.2 million, respectively. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2021 and December 31, 2020, the Company had commitments to sell residential real estate loans of $78.6 million and $107.5 million, respectively. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. The Company continually models its NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. The Company utilizes implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2021, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.73%	N/A	(2.86)%	(7.04)%
NII - Year 2	3.09%	0.88%	(1.44)%	(6.21)%
EVE	1.80%	N/A	(7.16)%	(16.44)%

To supplement the instantaneous rate shocks required by regulatory guidance, the Company also calculates its interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2021, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve month period:

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	(0.02)%	N/A	(0.65)%	(2.28)%
NII - Year 2	2.54%	0.88%	(0.80)%	(4.77)%
EVE	1.50%	N/A	(6.84)%	(15.67)%

The NII and EVE figures presented in both tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objectives may include:
•Increasing the proportion of low-duration or variable-rate loans to total loans, including organic growth in SBA, construction or C&I lending
•Selling longer-term fixed rate loans
•Increasing the proportion of lower cost non-maturity deposits to total deposits
•Extending the duration of wholesale funding
•Executing derivative strategies to synthetically extend liabilities or shorten asset duration
•Repositioning the investment portfolio to manage its duration

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, the principal executive and principal financial officers concluded that the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), except as described below. The risk factors set forth below update, and should be read together with, the risk factors described in our 2020 Form 10-K.
We have and expect to incur substantial costs related to the merger with First Century (the "merger") and integration.

We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, regulatory fees, closing, integration and other related costs. Some of these costs are payable regardless of whether or not the merger is completed.

The merger may be more difficult, costly or time-consuming than expected, and we may not realize the anticipated benefits of the merger.

The anticipated benefits of the merger, including revenue diversification and growth, may not be realized fully or at all or may take longer to realize than expected and integration may result in additional and unforeseen expenses. An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon our operating results following the completion of the merger.

In addition, we and First Century have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, including employees of First Century, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.

Before the merger and the merger of First Century Bank, N.A. into the Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Indiana Department of Financial Institutions, the FDIC, the Federal Reserve Board and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of our business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting our revenues following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

Failure to complete the merger could negatively impact the Company.

If the merger is not completed for any reason, including as a result of First Century shareholders failing to approve the merger, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to perform our obligations under the merger agreement.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and/or First Century. These uncertainties may impair First Century and/or our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with First Century and/or the Company to seek to change existing business relationships with First Century and/or the Company.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Century shareholders; (ii) the receipt of required regulatory approvals, including the approval of the Indiana Department of Financial Institutions, the FDIC and the Federal Reserve; and (iii) the absence of any statute, rule, regulation, injunction, order, or decree, which shall have been enacted, entered, promulgated, or enforced, which prohibits, prevents, or makes illegal the completion of the merger, and no material claim, litigation or proceeding shall have been initiated and pending or threatened relating to the merger agreement or the merger or seeking to prevent the completion of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed.

We may not have discovered certain liabilities or other matters related to First Century, which may adversely affect the future financial performance of the combined company.

In the course of the due diligence review that we conducted prior to the execution of the merger agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of First Century or other factors that may have an adverse effect on the business, results of operations, financial condition and cash flows of the combined company after the consummation of the merger.

Our estimates and judgments related to the acquisition accounting methods used to record the purchase price allocation related to the merger may be inaccurate.

Our management will make significant accounting judgments and estimates related to the application of acquisition accounting of the merger under GAAP, as well as the underlying valuation models. Our business, operating results and financial condition could be materially adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

Subsequent to the end of the quarter, on October 20, 2021, we announced that our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2022.

Limitations on the Payment of Dividends

The ability of the Company to make capital distributions, including paying dividends and repurchasing shares, depends upon our receipt of dividends from the Bank. The ability of the Bank to pay dividends is limited by state and federal laws and regulations, including the requirement for the Bank to obtain the prior approval of the Indiana Department of Financial Institutions (“DFI”) before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The ability of the Bank to pay dividends is further affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and it is generally prohibited from paying any dividends if, following payment thereof, it would be undercapitalized. Notwithstanding the availability of funds for dividends, the FDIC and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Capital Rules, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

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
4.1
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 30, 2016)
Incorporated by Reference
4.2
Fourth Supplemental Indenture, dated as of August 16, 2021, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed August 16, 2021)
Incorporated by Reference
4.3	Forms of 3.75% Fixed-to-Floating Rate Subordinated Note due September 1, 2031 (included as Exhibit A-1 and Exhibit A-2 to the Fourth Supplemental Indenture filed as Exhibit 4.2 hereto)	Incorporated by Reference
10.1
Form of Subordinated Note Purchase Agreement, dated August 16,2021, by and among First Internet Bancorp and the Purchasers* (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 15, 2021)
Incorporated by Reference
10.2
Form of Registration Rights Agreement, dated August 16, 2021, by and among First Internet Bancorp and the Purchasers (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 16, 2021)
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

*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

11/9/2021	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/9/2021	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)