Form 10-K
period 2021-12-31
First Internet Bancorp
filed 2022-03-15
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2021.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8701 E. 116th Street
Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                     Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                             Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $284.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 11, 2022, the registrant had 9,683,727 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

First Internet Bancorp

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding the pending acquisition of First Century Bancorp. and its effects on the future performance of the Company and First Internet Bank (the “Bank”), the expected timing of completion of the transaction and other statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: the continued or potential effects of the COVID-19 global pandemic and related variants and mutations and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating and grow our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”), healthcare finance and franchise finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from the Bank; results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; delays in completing our pending acquisition of First Century Bancorp by merger, the failure to obtain necessary regulatory approvals and shareholder approvals or to satisfy any of the other conditions to the merger on a timely basis or at all, the possibility that the anticipated benefits of the merger are not realized when expected or at all, corporate strategies or objectives, including the impact of certain actions and initiatives, anticipated trends in our business, regulatory developments, estimated synergies, cost savings and financial benefits of completed transactions, growth strategies, and the inability to realize cost savings or improved revenues or to implement integration plans and other consequences associated with the proposed merger; execution of future acquisition, reorganization or disposition transactions, including without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings and other anticipated benefits from such transactions; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this report under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Overview

    First Internet Bancorp is a bank holding company with $4.2 billion in total assets as of December 31, 2021, that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. First Internet Bank of Indiana was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

The Company has two wholly-owned subsidiaries: the Bank and FC Subsidiary, Inc., a Georgia corporation, formed in connection with our pending acquisition of First Century Bancorp. (“First Century”). The Bank has three wholly-owned subsidiaries: First Internet Public Finance Corp., an Indiana corporation, which provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, a Delaware limited liability company, which manages other real estate owned properties as needed; and SPF15 Inc., an Indiana corporation, which was established to acquire and hold real estate used primarily for the Bank’s principal office.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Within CRE banking, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana or a regional basis. Our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards on a regional basis to commercial borrowers located primarily in the Midwest and Southwest regions of the United States. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with a strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. In the third quarter 2021, Provide, Inc. was acquired by a super-regional financial institution. It is our expectation that the acquiring institution will retain most, if not all, of Provide’s loan origination activity and that our healthcare finance loan balances may decline. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

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

We plan to expand our fintech partnerships. With the rapid evolution of technology that enables consumers and small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain consumer and small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire lower-cost deposits and pursue additional asset generation capabilities.

Pending Merger Transaction

On November 1, 2021, we entered into a merger agreement to acquire all of the outstanding shares of common stock of First Century Bancorp. (“First Century”), the parent company of First Century Bank, N.A. (“First Century Bank”), for $80 million in cash. First Century Bank is a technology-driven, financial solutions company with lines of business focused on payments, tax product lending, sponsored card programs and homeowners association services. We expect to fund our payment obligations upon closing with available on-balance sheet cash. The acquisition is subject to customary regulatory approvals and the completion of various closing conditions. The acquisition has received approval from the Indiana Department of Financial Institutions and First Century shareholders, but it is awaiting approval from the Federal Deposit Insurance Corporation and the Federal Reserve. As of December 31, 2021, First Century had total assets of $486.7 million, total deposits of $409.4 million, and total loans of $25.2 million.

Human Capital Resources

As of December 31, 2021, we had 286 total employees, of which 282 were full-time employees. Throughout our history, team members have been our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives each individual brings to the organization.

At First Internet Bank, we encourage our employees to “Imagine More.” We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. We encourage community involvement and opportunities that support team members, both inside and outside the office. We may be a digital bank, but we strongly believe in the power of personal connection and collaboration.

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

The COVID-19 pandemic has continued to present broad challenges. We have been proactive in responding by adhering to our business continuity plan and new initiatives to maintain operations at the highest level, while serving our customers and supporting our employees.

Our response team has introduced a number of initiatives, including new workplace safety guidelines, adjusting our banking center hours, reducing our onsite workforce and encouraging team members to work remotely if possible. Ongoing internal communications provided access to the latest COVID-19 information from the Centers for Disease Control, World Health Organization, as well as local, state and federal agencies. We continue to monitor and adjust our plans to optimize support for the organization. Fortunately, as a digital bank without branch locations to maintain, our business model has supported online, contactless transactions since our inception.

We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. With this vision in mind, the Company’s diversity and inclusion strategy focuses on five organizational pillars: People, Partners, Philanthropy, Products and Processes. In 2021, we published our first Environmental, Social and Governance (“ESG”) Report to highlight, among other things, our focus on and efforts to advance Diversity and Inclusion goals.

Competition

The markets in which we compete to make loans, attract deposits and provide fee based financial services are highly competitive. For retail banking activities, we compete with other digital banks and fintech companies, in addition to traditional banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of digital delivery for their retail banking services. For residential mortgage lending, we compete with other digital lenders as well as money center and superregional banks, community banks and credit unions.

For our C&I lending activities, we compete with larger financial institutions operating in the Midwest and Southwest. For our single tenant lease financing activities, we compete nationally with regional banks, local banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. For our public finance, healthcare finance and franchise finance activities, we compete nationally with superregional and regional banks. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders, including a large number of regional or community banks. These competitors have resources and/or lending limits that differ greatly from one another.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law and this regulatory environment has a material effect on the operations and financial condition of the Company and its subsidiaries. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“U.S. Treasury”) also have an impact on the Company’s business. This regulatory framework is intended for the protection of depositors, borrowers and other customers, as well as the FDIC deposit insurance funds and the U.S. banking system, rather than the Company’s shareholders or creditors.

Banking statutes and regulations are subject to ongoing review and revision by federal and state legislatures and regulatory agencies. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010 in response to the global financial crisis, imposed a number of new and expanded regulatory requirements on the banking industry, which in some cases have been subsequently modified. Future changes in laws, regulations or regulatory policies, including changes in the ways laws and regulations are interpreted or enforced, could affect us in significant and unpredictable ways that may have a material impact on our business.

Federal and state banking laws and regulations affect, among other things, the scope of the Company’s business; the kinds and amounts of investments the Company and Bank may make; the fees and charges that may be imposed for bank products and services; required capital levels relative to assets; the nature and amount of collateral for loans; the ability to merge, consolidate, and acquire; dealings with the Company’s and Bank’s insiders and affiliates; and the Company’s payment of dividends. The cost of compliance with these legal and regulatory requirements has increased over time and could increase further in the future in response to changing laws and regulations or regulatory expectations, or as the Company grows and passes certain asset size thresholds at which additional requirements begin to apply. The Dodd-Frank Act, for example, gives rise to a number of additional requirements as financial institutions pass $10 billion in assets.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are in most cases not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. Regulatory agencies may impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations. These regulatory agencies have broad enforcement power over regulated entities, including the ability to impose substantial fines and other adverse consequences for violations of law and regulations.

Following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations, and regulatory policies that apply, and the descriptions in this summary are qualified in their entirety by reference to the particular statutory and regulatory provisions involved.

COVID-19 Pandemic

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill intended to provide relief in responding to the COVID-19 pandemic. The new law included a number of provisions impacting bank regulatory agencies and the institutions they regulate. Federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encouraging loan workouts; and providing credit under the Community Reinvestment Act (the “CRA”) for certain pandemic-related loans, investments, and public services.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the Paycheck Protection Program and the Federal Reserve’s Paycheck Protection Plan (“PPP”) Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Pandemic,” “- Non-TDR Loan Modifications due to COVID-19,” and “- U.S. Small Business Administration Paycheck Protection Program” for information on the CARES Act, the PPP and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics is contained in certain relevant sections of this Regulation and Supervision discussion.

Regulatory Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Banks and bank holding companies are generally required to hold more capital than other businesses that are not subject to regulation and supervision by the banking agencies, and this directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed, and calibrated assessment of risk in the calculation of risk weightings for all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and Bank are each subject to the Basel III Rule as described below.

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

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, rollover or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2021, the Bank was not subject to a directive from the FDIC to increase its capital and was well capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well capitalized. The Company was also in compliance with the capital conservation buffer.

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

Community Bank Leverage Ratio Framework. In response to industry complaints concerning the regulatory burdens imposed on community banks by certain aspects of the Basel III Rule, the U.S. Congress, as part of the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act, authorized an optional, simplified measure of capital adequacy, the “Community Bank Leverage Ratio” (“CBLR”) framework, for qualifying community banking organizations like the Company with less than $10 billion in total consolidated assets. The federal banking agencies jointly adopted a rulemaking effective January 1, 2020, that implemented this alternative approach to measuring capital. Qualifying institutions must have a leverage ratio greater than 9%, off balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Banks that opt in to the rule are not required to calculate or report risk-based capital and are deemed to have met the well-capitalized ratio requirement. In response to the COVID-19 pandemic, the banking agencies temporarily lowered the qualifying leverage ratio to 8% in the second quarter of 2020, which then rose to 8.5% for calendar year 2021 and 9% thereafter. The Company has not opted in to the CBLR capital framework.

Holding Company Regulation

General. The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and, as such, is subject to regulation, supervision, examination and enforcement by the Federal Reserve. Under the BHCA, the Company is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Bank as the Federal Reserve may require. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered, among other things, to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

Activities, Acquisitions, and Changes in Control. Under the BHCA, our activities are limited to businesses so closely related to banking or managing or controlling banks as to be a proper incident thereto, as determined by the Federal Reserve. We have not filed an election with the Federal Reserve to be treated as a “financial holding company,” a type of holding company that can engage in a wider range of nonbanking activities, such as certain insurance and securities-related activities, that are not permitted for a bank holding company. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring or holding more than a 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company or (iii) merging or consolidating with another bank holding company. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Bank mergers and acquisitions generally will require the approval of the regulatory authorities of each banking organization. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, public benefits expected to be generated by the acquisition, post-acquisition capital levels, and CRA performance. The federal banking regulators are also required to take into account the effectiveness of the Bank Secrecy Act/anti-money laundering activities of the applicant. Federal regulatory policy relating to the approval of proposed mergers and acquisitions is currently under review. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that, among other initiatives, calls upon the federal banking agencies to review their current merger approval practices under the BHCA and the Bank Merger Act, and adopt a plan for the revitalization of such practices. In February 2022, Acting FDIC Chairman Gruenberg announced that the agency’s priorities include a comprehensive review of the process of considering and evaluating bank mergers, something the FDIC indicated had not been done in 25 years.

Holding Company Dividends. The Company’s ability to pay dividends to shareholders will be impacted both by general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. It may also be impacted by the ability of the Bank to pay dividends to the Company, discussed under “Bank Regulation—Dividends” below. As an Indiana corporation, the Company is subject to the Indiana Business Corporation Law, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due in the usual course of business, or if the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

The Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the Company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve possesses enforcement powers to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among those powers is the ability to restrict the payment of dividends. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Regulatory Capital” above.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to adopt joint rules or guidelines for banking organizations with assets exceeding $1 billion to prohibit incentive-based employment compensation arrangements that encourage institutions to take inappropriate risks by providing compensation that is excessive or could lead to material financial loss. Such rules have been proposed but have not yet been adopted. In October 2021, the SEC signaled a possible interest in this initiative by reopening the comment period on a proposed rule issued in 2015 regarding the recovery of erroneously awarded executive compensation (sometimes referred to as “clawback”) under certain circumstances.

Bank Regulation

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

Due to its online-driven model and nationwide banking platform, the Bank has opted to operate under a CRA Strategic Plan, which sets forth certain guidelines the Bank must meet. The Bank's current CRA Strategic Plan covers the time period of January 1, 2021 through December 31, 2023. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

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

The federal banking agencies are currently working on a comprehensive review and revision of the rule implementing the CRA that is intended to strengthen and enhance the CRA. FDIC Acting Chairman Gruenberg announced in February 2022 that revision of the CRA will be a top priority for the FDIC.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured institutions, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2021.

Loans to and Other Transactions with Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons (“Related Interests”), is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (1) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (2) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved in advance by the Bank’s Board of Directors. Further, provisions of the Dodd-Frank Act require that any sale or purchase of an asset by the Bank with an insider must be on market terms, and if the transaction represents more than 10% of the Bank’s capital stock and surplus, it must be approved in advance by a majority of the disinterested directors of the Bank. We believe the Bank is in compliance with these provisions.

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. All deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, Fed Funds lines with correspondent banks and brokered deposits. The FDIA and FDIC regulations limit the ability of banks to accept, renew, or roll over brokered deposits unless the institution is well capitalized. The FDIC may grant a waiver to permit a less than well capitalized bank to hold brokered deposits, but limitations on the rates paid on such deposits will apply, and the bank may also be required to pay a higher deposit insurance assessment on such deposits. The Bank believes it has sufficient liquidity to meet its funding obligations for at least the next twelve months.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2021 of $25.7 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

Federal Reserve System. Although the Bank is not a member of the Federal Reserve System, it is subject to provisions of the Federal Reserve Act and the Federal Reserve’s regulations under which depository institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. In March 2020, the Federal Reserve announced that the banking system had ample reserves and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. This action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it currently has no plans to reimpose reserve requirements but that it may impose such a requirement in the future if conditions warrant.
Anti-Money Laundering and the Bank Secrecy Act. Under the Bank Secrecy Act (the “BSA”), a financial institution is required to have systems in place to detect and report transactions of a certain size and nature. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, in conjunction with the implementation of various federal regulatory agency regulations, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. Bank regulators regularly examine institutions for compliance with these obligations, and may impose “cease and desist” orders and civil money penalty sanctions on institutions determined to be in violation of these obligations.

In January 2021, the Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations and enhanced whistleblower provisions permitting monetary awards to persons who provide information that leads to successful enforcement of certain violations. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury Office of Foreign Assets Control (“OFAC”), take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions can give rise to serious legal and reputational consequences.

Consumer Protection Laws. The Bank is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Homeowners Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Gramm-Leach-Bliley Act (the “GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Service Members Civil Relief Act, the Expedited Funds Availability Act, the Electronic Fund Transfer Act, the Truth in Savings Act, the Right to Financial Privacy Act, laws relating to unfair, deceptive and abusive acts and practices, and various state laws such as usury laws, or laws which are counterparts and/or extensions of the foregoing federal laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB as an independent agency within the Federal Reserve System. The CFPB has the exclusive authority to administer, enforce, and otherwise implement federal consumer financial laws, which includes the power to make rules, issue orders, and issue guidance governing the provision of consumer financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. In recent years, state authorities have also increased their attention to the enforcement of consumer protection rules, and in some cases, states are permitted to adopt and enforce consumer protection laws and regulations that are stricter than those issued or enforced by the CFPB. The CFPB has exclusive federal consumer law supervisory authority and primary enforcement authority over insured depository institutions with assets totaling over $10 billion. Authority for institutions with $10 billion or less rests with the prudential regulator, and in the case of the Bank lies with the FDIC.

Residential Mortgage Restrictions. The Dodd-Frank Act initiated a number of significant residential mortgage lending reforms that have taken place in recent years. These reforms include standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. Borrowers are also allowed to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. Mortgage lenders are required to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, mortgage originators are prohibited from receiving compensation based on the terms of residential mortgage loans and are subject to limitations on their ability to be compensated by others if compensation is received from a consumer.

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

Identity Theft Red Flags. Rules implementing Section 114 of the FACT Act require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of an Identity Theft Prevention Program that satisfies the requirements of the rules. Rules implementing Section 114 of the FACT Act also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules under Section 315 of the FACT Act that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. The Bank is required to provide notice to its customers on an annual basis disclosing its policies and procedures on the sharing of nonpublic personal information. From time to time, Congress and state legislatures consider additional legislation relating to privacy and other aspects of consumer information that could have an impact on our business, financial condition or results of operations.

A number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal and protection of personal information, such as social security numbers, financial information and other information. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individuals, and at times regulators, the media or credit reporting agencies, if a company has experienced the unauthorized access or acquisition of personal information. Other state laws include the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals numerous rights relating to their personal information that may affect our ability to use personal information or share it with our business partners.

A second law called the California Privacy Rights Act (“CPRA”), which goes into effect in 2023, expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency which will enforce the law and issue regulations. Similar laws were enacted in Virginia and Colorado in 2021 and go into effect in 2023, and other states have considered and are actively considering legislation along the same lines. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

In November 2021, the federal banking agencies published a final rule establishing computer-security incident notification requirements that require a banking organization to notify its primary federal regulator of any “computer security incident” that rises to the level of a “notification incident” as soon as possible and no later than 36 hours after determining that such an incident has occurred. The rule also requires a bank service provider to notify each affected banking organization customer as soon as possible when the service provider determines it has experienced a computer security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.

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

We continually strive to enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. We regularly conduct cybersecurity risk assessments, regularly engage with the Board or appropriate committees on cybersecurity matters, routinely update our incident response plans based on emerging threats, periodically practice implementation of incident response plans across applicable departments, and train officers and employees to detect and report suspicious activity. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we could experience a significant event in the future due to the rapidly evolving nature and sophistication of these threats.

Climate-Related Risk Management and Regulation. In recent years, the federal banking agencies and the SEC have increased their focus on climate-related risks impacting the operation of banks, the communities they serve and the financial system as a whole. Proposals related to climate-related financial and other risks impacting banks are being considered at both the federal and state level. It is too early to predict to what extent legislative and regulatory proposals will impact community banking organizations such as the Company and the Bank, but we will continue to monitor these developments and the steps that will need to be taken to address any new requirements.

Available Information

The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on its website at www.firstinternetbancorp.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Weakness in the economy may disproportionately and materially adversely affect our business and results of operations.

Any economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

The competitive nature of the banking and financial services industry could negatively affect our ability to increase or maintain our market share and retain long-term profitability.

Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, fintechs, mutual funds, insurance companies and securities brokerage and investment banking firms operating locally and nationwide. Some of our competitors have greater name recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long-term basis.

In 2018, the Office of the Comptroller of the Currency announced that it would begin to accept and evaluate charters for entities that wanted to conduct certain components of a banking business pursuant to a federal charter, known as a “special purpose national bank” (“SPNB”) charter. Intended to promote economic opportunity and spur financial innovation, SPNBs may engage in any of the following activities: paying checks, lending money, or taking deposits. If any such applications are granted, recipients of an SPNB charter may enter the U.S. payments market in which the Bank operates, which could have a material adverse effect on the Bank and certain of its business lines.

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

We have and expect to incur substantial costs related to the merger with First Century (the “merger”) and integration.

We have incurred and expect to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, regulatory fees, closing, integration and other related costs. Some of these costs are payable regardless of whether or not the merger is completed.

The merger may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the merger.

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

In addition, we and First Century have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, including employees of First Century, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the merger.

Before the merger and the merger of First Century Bank, N.A. into the Bank may be completed, various approvals, consents, and non-objections must be obtained from the FDIC, the Federal Reserve, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of our business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting our revenues following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the merger.

Failure to complete the merger could negatively impact the Company.

If the merger is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the merger or to perform our obligations under the merger agreement.

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

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) approval by First Century shareholders; (ii) the receipt of required regulatory approvals, including the approval of the DFI, the FDIC and the Federal Reserve; and (iii) the absence of any statute, rule, regulation, injunction, order, or decree, which shall have been enacted, entered, promulgated, or enforced, which prohibits, prevents, or makes illegal the completion of the merger, and no material claim, litigation or proceeding shall have been initiated and pending or threatened relating to the merger agreement or the merger or seeking to prevent the completion of the merger. Each party’s obligation to complete the merger is also subject to certain additional customary conditions. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed.

We may not have discovered certain liabilities or other matters related to First Century, which may adversely affect the future financial performance of the combined company.

In the course of the due diligence review that we conducted prior to the execution of the merger agreement, we may not have discovered, or may have been unable to properly quantify, certain liabilities of First Century or other factors that may have an adverse effect on the business, results of operations, financial condition, and cash flows of the combined company after the consummation of the merger.

Our estimates and judgments related to the acquisition accounting methods used to record the purchase price allocation related to the merger may be inaccurate.

Our management will make significant accounting judgments and estimates related to the application of acquisition accounting of the merger under GAAP, as well as the underlying valuation models. Our business, operating results, and financial condition could be materially adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate.

New lines of business, and new products and services may result in exposure to new risks and the value and earnings related to existing lines of business are subject to market conditions.

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties, including programs and products introduced as part of our fintech partnership initiatives. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

Significant external events could adversely affect our business and results of operations.

We could experience other external events such as severe weather, natural disasters, acts of war, such as the current conflict in Ukraine, or terrorism or other widespread public health issues or continued circumstances that could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to external events affecting the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will completely mitigate the adverse impacts of any significant external event. The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.

The COVID-19 pandemic, or other such epidemic, pandemic or outbreak of a highly contagious disease, occurring in the United States or in the geographies in which we conduct operations, could adversely affect our business operations, asset valuations, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 pandemic, or outbreak of another highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The spread of the COVID-19 virus had an impact on our operations during fiscal year 2021, and we expect that the virus will continue to have an impact on our business, financial condition and results of operations and those of our customers during 2022. The COVID-19 pandemic has caused changes in the behavior of customers, businesses and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to our operations is likely to negatively impact our financial condition and results of operations. Notwithstanding our contingency and business continuity plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of our personnel who are necessary to conduct our business operations, as well as potentially impact the business and operations of our third party service providers who perform critical services for us. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, we could experience a material adverse effect on our business operations, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of allowance for loan losses, income taxes, valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives, loans held-for-sale and other real estate owned.

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

Our commercial loans totaled $2.4 billion, or 81.8% of our total loan portfolio. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance, franchise finance and small business loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

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

We offer our residential mortgage and consumer lending as well as public finance, healthcare finance, franchise finance, small business lending and single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by commercial and residential real estate.

At December 31, 2021, approximately 44.9% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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

To support our customers, businesses, and communities, we have participated in the PPP as a lender. As of December 31, 2021, we had originated 728 loans with balances in excess of $85 million to new and existing customers through the PPP. As of December 31, 2021, only 23 PPP loans, with aggregate outstanding principal balances of $3.15 million, had not been repaid or forgiven. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Company to risks relating to noncompliance with the PPP. In addition, since the commencement of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks followed in accepting and processing applications for the PPP. We may be exposed to the risk of similar litigation. The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the program. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Corporation, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

An increase in interest rates, or the replacement of the London Inter-bank Offered Rate (“LIBOR”) with a benchmark rate that is higher or more volatile than LIBOR, could increase our cost of borrowing and could adversely impact our business, financial condition and results of operations.

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “Authority”) announced that the Authority intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the ICE Benchmark Administration Limited (together with any successor, “IBA”), as administrator of LIBOR In response to concerns regarding the future of LIBOR, Federal Reserve and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR. The ARRC first recommended a benchmark replacement waterfall that facilitated continued linkage to LIBOR while recognizing that the discontinuation of LIBOR would eventually occur. The initial steps in the ARRC's recommended waterfall referenced variations of the Secured Overnight Financing Rate (“SOFR”), and the ARRC has since recommended SOFR as the replacement rate for U.S. dollar denominated LIBOR. While market participants were warned that LIBOR may cease to exist after 2021, the IBA announced in early 2021 that it would continue to publish the most widely used tenors of U.S. dollar denominated LIBOR (such as one-month and three-month LIBOR) until June 30, 2023. While the IBA's announcement extended LIBOR's phase-out, there is no current expectation that LIBOR will continue beyond mid-2023, and U.S. banking regulators have issued guidance encouraging banking organizations to cease using U.S. dollar denominated LIBOR as a reference rate in new contracts.

At this time, it is not possible to predict whether SOFR will attain market acceptance as the standard replacement for LIBOR, whether alternative reference rates other than SOFR (such as Ameribor) will gain market traction or whether additional reforms to LIBOR may be enacted. Further, other central banks and regulators have convened working groups to evaluate other interest rate benchmarks (such as EURIBOR), and it is possible that a transition away from certain of these interest rate benchmarks will occur leading to the establishment of new market accepted reference rates. Uncertainty regarding the market standard replacement for LIBOR, and floating rate benchmarks generally, could have adverse impacts on floating-rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate and adversely affect the Company's business, financial condition or results of operations.

Additionally, the floating rate features of our outstanding 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) are based on LIBOR, while the floating rate features of our 3.75% Fixed-to-Floating Rate Subordinated notes due 2031 (the “2031 Notes”) are based on SOFR. In anticipation of LIBOR’s phase out, and the uncertainty of SOFR as a LIBOR replacement, the terms of our 2029 Notes and 2031 Notes provide for a benchmark replacement rate for LIBOR or SOFR, as applicable, with such benchmark replacement rate to be determined by the Company or an independent financial advisor appointed by the Company, as applicable, in each case in accordance with terms of the 2029 Notes and 2031 Notes, respectively. There can be no assurance that any replacement benchmark rate for our 2029 Notes or 2031 Notes will be determined or agreed upon, as applicable, before experiencing adverse effects due to changes in interest rates, if at all. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur. Accordingly, the potential effect of the phase-out of LIBOR, or the unavailability of any other interest rate benchmarks such as SOFR or EURIBOR, on our cost of capital cannot yet be determined. Further, the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

The Bank may not be able to pay us dividends.

The ability of the Bank to pay dividends to us is limited by state and federal law and depends generally on the Bank’s ability to generate net income. If we are unable to comply with applicable provisions of these statutes and regulations, the Bank may not be able to pay dividends to us, we may not be able to pay dividends on our outstanding common stock and our ability to service our debt may be materially impaired.

We may need additional capital resources in the future, and these capital resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.

In recent years, we have raised additional capital in the public debt and equity markets to support balance sheet growth, refinance existing debt obligations, or explore strategic alternatives which may include additional asset, deposit or revenue generation channels. Our ability to raise future capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve, the FDIC and the DFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

In order to remain “well-capitalized”, the Basel III Capital Rules require the Company and the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and (iv) a minimum Leverage Ratio of 4.0%.

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

We face risk under the BSA and other anti-money laundering statutes and regulations, as well as general fund transfer and payments-related risk.

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

In addition, financial institutions, including ourselves, bear fund transfer risks of different types which result from large transaction volumes and large dollar amounts of incoming and outgoing money transfers. Loss exposure may result if money is transferred from the Bank before it is received, or legal rights to reclaim monies transferred are asserted. Such exposure results from payments which are made to merchants for payment clearing, while customers have statutory periods to reverse their payments. It also results from funds transfers made prior to receipt of offsetting funds, as accommodations to customers. Transfers could also be made in error. Additionally, as with other financial institutions, we may incur legal liability or reputational risk, if we unknowingly process payments for companies in violation of money laundering laws or regulations or immoral activities.

The merger and our introduction of new products and programs in partnership with fintechs is expected to increase account and transaction volume at the Bank and thereby increase the foregoing risks, the results of which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties which provide marketing and other services through which we offer products and services, whether in connection with the merger, our introduction of new programs and products, or otherwise. Although we have significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

In March 2013, the Company borrowed $4.0 million from the Bank for the purchase of the Company’s principal executive offices. On February 16, 2021, the Company entered into an agreement to sell its principal executive offices to a third party. The sale was completed on April 16, 2021 and as a part of the sale agreement, the buyer leased the office building back to the Company through December 31, 2021. We vacated the office building at the end of the lease, on or prior to December 31, 2021. Additionally, the remaining principal balance of the Company’s loan from the Bank was paid-in-full.

During 2019, the Bank's subsidiary, SPF15, Inc., acquired several parcels of real estate located in Fishers, Indiana. Site demolition was completed on the properties in early 2020 and construction of a multi-use development, which included the future headquarters of the Company and the Bank began shortly thereafter. The Company and the Bank now fully occupy the new headquarters, which is located at 8701 East 116th Street, Fishers, IN 46038.
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

As of March 11, 2022, the Company had 9,683,727 shares of common stock issued and outstanding, and there were 106 holders of record of common stock.

Dividends

Total cash dividends declared in 2021 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

Issuer Purchases of Equity Securities

On October 18, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2022. Under this program, the Company has repurchased 200,000 shares of common stock through March 11, 2022, at an average price of $46.97, for a total investment of $9.4 million. As of March 11, 2022, we have $20.6 million remaining under this program.

The following table presents information with respect to purchases of the Company’s common stock made during the fourth quarter of 2021 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Programs
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	48,797	44.70	48,797	27,818
December 1, 2021 - December 31, 2021	51,203	44.04	51,203	25,564
Total	100,000		100,000

Stock Performance Graph

The following graph and table compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the S&P U.S. BMI Banks Index. The following assumes $100 invested on December 31, 2016 in First Internet Bancorp, the Nasdaq Composite Index and the S&P U.S. BMI Bank Index, and assumes that dividends are reinvested. The historical stock price performance for our common stock is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
2016
2017
2018
2019
2020
2021
S&P U.S. BMI Banks Index
NASDAQ Composite Index
First Internet Bancorp

	December 31,
Index	2016	2017	2018	2019	2020	2021
First Internet Bancorp	$100.00	$120.13	$64.91	$76.16	$93.58	$154.22
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89

Item 6.    [RESERVED]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2021 and 2020. Discussion, analysis and comparisons of the years ended December 31, 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

COVID-19 Pandemic

The year 2021 was characterized by continued uncertainty as the coronavirus (“COVID-19”) pandemic persisted globally. However, federal, state and local governments have continued to take additional steps to reopen and stimulate economies, evidenced by improving economic indicators as 2021 progressed. While the effects of COVID-19 did have an impact on our operating results during 2021, we believe the impact was consistent with the effects of COVID-19 on the overall banking industry. The extent to which COVID-19 will continue to impact our business will depend on numerous evolving factors and future developments that we are not able to predict, including potential new variants of COVID-19, the effectiveness of continuing containment measures, including the speed of the ongoing vaccine distribution effort, the efficacy of the various vaccines, and how quickly and to what extent normal economic and operating conditions can resume.

COVID-19 impacted our business during 2021, as the low interest rate environment following Federal Reserve rate cuts in the first quarter 2020 had a negative impact on some variable rate assets throughout 2021. However, the low interest rate environment has also allowed us to reprice our interest-bearing deposits at lower rates, which provided a benefit to net interest income in 2021.

Throughout COVID-19, our top priority has been the health of our team and clients. As a digitally-focused institution without branch locations, we were able to continue serving clients when they needed us most, while minimizing operational disruptions caused by COVID-19. The vast majority of our employees who worked remotely during the earlier stages of the pandemic have returned to the office. Management continues to assess the evolving health and safety situations at local, regional and national levels. Our plans remain flexible to adapt as these situations evolve.

Pending Merger Transaction

On November 1, 2021, we entered into a merger agreement to acquire all of the outstanding shares of common stock of First Century Bancorp. (“First Century”), the parent company of First Century Bank, N.A. (“First Century Bank”), for $80 million in cash. First Century Bank is a technology-driven, financial solutions company with lines of business focused on payments, tax product lending, sponsored card programs and homeowners association services. We expect to fund our payment obligations upon closing with available on-balance sheet cash. The acquisition is subject to customary regulatory approvals and the completion of various closing conditions. The acquisition has received approval from the Indiana Department of Financial Institutions and First Century shareholders, but it is awaiting approval from the Federal Deposit Insurance Corporation and the Federal Reserve. As of December 31, 2021, First Century had total assets of $486.7 million, total deposits of $409.4 million, and total loans of $25.2 million.

Results of Operations

During the twelve months ended December 31, 2021, net income was $48.1 million, or $4.82 per diluted share, compared to net income of $29.5 million, or $2.99 per diluted share, for the twelve months ended December 31, 2020 and net income of $25.2 million, or $2.51 per diluted share, for the twelve months ended December 31, 2019.

The $18.7 million increase in net income for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 was due primarily to a $22.0 million increase in net interest income and an $8.3 million decrease in provision for loan losses, partially offset by a $4.1 million increase in noninterest expense, a $4.0 million increase in income tax expense and a $3.5 million decrease in noninterest income.

The increase in net income of $4.2 million for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019 was due primarily to a $19.5 million increase in noninterest income and a $1.6 million increase in net interest income, partially offset by an $11.0 million increase in noninterest expense, a $3.4 million increase in provision for loan losses and a $2.5 million increase in income tax expense.

During the twelve months ended December 31, 2021, return on average assets was 1.14%, compared to 0.69% for the twelve months ended December 31, 2020. During the twelve months ended December 31, 2021, return on average shareholders’ equity was 13.44%, compared to 9.39% for the twelve months ended December 31, 2020. Additionally, for the twelve months ended December 31, 2021, return on average tangible common equity was 13.61% compared to 9.53% for the twelve months ended December 31, 2020. These profitability ratios improved during 2021 due to net income growth of 63.4%, while total average assets was down slightly from 2020. Additionally, the growth in net income outpaced growth in average shareholders' equity of 14.1% and growth in average tangible common equity of 14.4%. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

	Twelve Months Ended
	December 31, 2021			December 31, 2020			December 31, 2019
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,999,232	$123,467	4.12%	$3,025,989	$120,628	3.99%	$2,894,174	$122,228	4.22%
Securities - taxable	544,613	7,970	1.46%	530,849	11,123	2.10%	462,704	13,807	2.98%
Securities - non-taxable	84,482	1,017	1.20%	95,173	1,728	1.82%	97,613	2,595	2.66%
Other earning assets	466,608	1,429	0.31%	523,788	3,380	0.65%	355,412	8,784	2.47%
Total interest-earning assets	4,094,935	133,883	3.27%	4,175,799	136,859	3.28%	3,809,903	147,414	3.87%

Allowance for loan losses	(29,068)			(24,660)			(19,891)
Noninterest earning-assets	140,059			112,659			100,696
Total assets	$4,205,926			$4,263,798			$3,890,708

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$195,699	$583	0.30%	$145,207	$840	0.58%	$118,874	$882	0.74%
Savings accounts	56,967	203	0.36%	40,593	303	0.75%	35,751	398	1.11%
Money market accounts	1,434,829	5,892	0.41%	1,156,084	11,381	0.98%	637,360	12,661	1.99%
Certificates and brokered deposits	1,411,211	23,144	1.64%	1,882,773	43,452	2.31%	2,146,637	55,372	2.58%
Total interest-bearing deposits	3,098,706	29,822	0.96%	3,224,657	55,976	1.74%	2,938,622	69,313	2.36%
Other borrowed funds	600,035	17,505	2.92%	586,372	16,342	2.79%	564,757	15,134	2.68%
Total interest-bearing liabilities	3,698,741	47,327	1.28%	3,811,029	72,318	1.90%	3,503,379	84,447	2.41%
Noninterest-bearing deposits	101,825			74,277			44,682
Other noninterest-bearing liabilities	47,255			64,729			46,265
Total liabilities	3,847,821			3,950,035			3,594,326

Shareholders' equity	358,105			313,763			396,382
Total liabilities and shareholders' equity	$4,205,926			$4,263,798			$3,990,708

Net interest income		$86,556			$64,541			$62,967

Interest rate spread[1]			1.99%			1.38%			1.46%
Net interest margin[2]			2.11%			1.55%			1.65%
Net interest margin - FTE[3]			2.25%			1.68%			1.82%

1 Yield on total interest-earning assets minus cost of total interest-bearing liabilities
2 Net interest income divided by average interest-earning assets
3 On a fully-taxable equivalent (“FTE”) basis assuming a 21% tax rate. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations

Rate/Volume Analysis

The following table illustrates the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income for the periods indicated. The change in interest not due solely to volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each.

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2021 vs. December 31, 2020 Due to Changes in			Twelve Months Ended December 31, 2020 vs. December 31, 2019 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(1,074)	$3,913	$2,839	$5,333	$(6,933)	$(1,600)
Securities – taxable	285	(3,438)	(3,153)	1,817	(4,501)	(2,684)
Securities – non-taxable	(177)	(534)	(711)	(64)	(803)	(867)
Other earning assets	(337)	(1,614)	(1,951)	2,948	(8,352)	(5,404)
Total	(1,303)	(1,673)	(2,976)	10,034	(20,589)	(10,555)

Interest expense
Interest-bearing deposits	(2,097)	(24,057)	(26,154)	6,245	(19,582)	(13,337)
Other borrowed funds	388	775	1,163	583	625	1,208
Total	(1,709)	(23,282)	(24,991)	6,828	(18,957)	(12,129)

Increase (decrease) in net interest income	$406	$21,609	$22,015	$3,206	$(1,632)	$1,574

Net interest income for the twelve months ended December 31, 2021 was $86.6 million, an increase of $22.0 million, or 34.1%, compared to $64.5 million for the twelve months ended December 31, 2020. The increase in net interest income was the result of a $25.0 million, or 34.6%, decrease in total interest expense to $47.3 million for the twelve months ended December 31, 2021 compared to $72.3 million for the twelve months ended December 31, 2020. This decrease in total interest expense was partially offset by a $3.0 million, or 2.2%, decrease in total interest income to $133.9 million for the twelve months ended December 31, 2021 compared to $136.9 million for the twelve months ended December 31, 2020.

    The decrease in total interest expense was driven primarily by decreases in interest expense related to certificates and brokered deposits and money market accounts. Interest expense on certificates and brokered deposits decreased $20.3 million, or 46.7%, due to a decline of 67 bps in the cost of these deposits as well as a $471.6 million, or 25.0%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by our pricing strategy to reduce the level of these higher cost deposits. The decrease in interest expense related to money market accounts of $5.5 million, or 48.2%, was driven by a decline of 57 bps in the cost of these deposits, partially offset by an increase of $278.7 million, or 24.1%, in the average balance of these deposits. Money market balances increased throughout 2021 due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the continued economic uncertainty resulting from COVID-19. The decrease in interest expense related to interest-bearing demand deposits and savings accounts was due primarily to decreases of 28 bps and 39 bps, respectively, in the cost of these deposits, partially offset by increases of $50.5 million, or 34.8%, and $16.4 million, or 40.3%, respectively, in the average balance of these deposits. The increase in interest expense associated with other borrowed funds was due primarily to the recognition of $0.8 million of costs related to the Company redeeming the 2026 Notes on September 30, 2021.

The decrease in total interest income was due primarily to decreases in interest earned on securities and other earning assets, partially offset by an increase in interest earned on loans, including loans held-for sale. Interest income earned on securities decreased $3.9 million, or 21.6%, due to a decline of 62 bps in the yield earned on securities, partially offset by an increase of $3.1 million, or 0.4%, in the average balance of securities. The decrease in the yield earned on securities was driven primarily by lower market interest rates following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19, which contributed to increased prepayment activity and lower yields earned on private label and agency mortgage-backed securities and U.S. Government agency securities, as well as early redemptions and maturities in corporate and municipal securities. Interest income earned on other earning assets decreased $2.0 million, or 57.7%, due to a decline of 34 bps in the yield earned on these assets, as well as a decrease of $57.2 million, or 10.9%, in the average balance of other earning assets. The decrease in the yield earned on other earning assets was due primarily to lower market interest rates, as described above. The decrease in the average balance of other earning assets was due to lower cash balances driven by declines in the average balance of deposits. Interest income earned on loans, including loans held-for-sale, increased by $2.8 million as the yield on the loan portfolio increased by 13 bps, but was partially offset by a decrease of $26.8 million, or 0.9%, in the average balance of loans. The decrease in average loan balances was due primarily to declines in the single tenant lease financing, public finance, owner-occupied commercial real estate, commercial and industrial and consumer portfolios, but was partially offset by increases in the healthcare finance, construction, small business lending (which included loans originated through the Paycheck Protection Program (“PPP”)), franchise finance and investor commercial real estate portfolios.

Net interest margin was 2.11% for the twelve months ended December 31, 2021 compared to 1.55% for the twelve months ended December 31, 2020. The increase in net interest margin was due primarily to a 62 bp decrease in the cost of interest-bearing liabilities, partially offset by a 1 bp decrease in the yield earned on interest-earning assets. The decline in the cost of interest-bearing liabilities was driven primarily by the lower deposit costs, as discussed above, due primarily to the continued low interest rate environment following Federal Reserve interest rate cuts in March 2020 in response to the economic effects of COVID-19. Looking ahead into 2022, we believe that yields on interest-earning assets will increase as we anticipate growing our commercial loan portfolio. We have approximately $712.8 million of certificates and brokered deposits with a weighted average cost of 1.02% that mature over the next twelve months. As the weighted average of cost of these deposits is significantly higher than current new production costs, we expect the cost of deposit funding to continue to decline in 2022, although at a much slower pace than in 2021.

Noninterest Income

The following table presents noninterest income for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2021	2020	2019
Service charges and fees	$1,114	$824	$885
Loan servicing revenue	1,934	1,159	166
Loan servicing asset revaluation	(1,069)	(432)	—
Mortgage banking activities	15,050	24,693	11,541
Gain on sale of loans	11,598	8,298	2,074
Gain (loss) on sale of securities	—	139	(458)
Gain on sale of premises and equipment	2,523	—	—
Other	1,694	1,655	2,581
Total noninterest income	$32,844	$36,336	$16,789

During the twelve months ended December 31, 2021, noninterest income totaled $32.8 million, representing a decrease of $3.5 million, or 9.6%, compared to $36.3 million for the twelve months ended December 31, 2020. The decrease in noninterest income was driven primarily by a decrease in revenue from mortgage banking activities, which was partially offset by increases in gain on sale of loans and gain on sale of premises and equipment. The decrease in mortgage banking revenue was due mainly to decreases in interest rate locks and sold loan volume as well as lower gain-on-sale margins. The increase in gain on sale of loans for the twelve months ended December 31, 2021 was due to a higher amount of SBA 7(a) guaranteed loan sales as well as the sale of single tenant lease financing loans. The increase in gain on sale of premises and equipment was due to the Company completing the sale of its headquarters during 2021.

Noninterest Expense

The following table presents noninterest expense for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2021	2020	2019
Salaries and employee benefits	$38,223	$34,231	$27,014
Marketing, advertising and promotion	3,261	1,654	1,800
Consulting and professional services	4,054	3,511	3,669
Data processing	1,649	1,528	1,338
Loan expenses	2,112	2,036	1,142
Premises and equipment	7,063	6,396	6,059
Deposit insurance premium	1,213	1,810	1,903
Write-down of other real estate owned	—	2,065	—
Other	4,223	4,423	3,709
Total noninterest expense	$61,798	$57,654	$46,634

Noninterest expense for the twelve months ended December 31, 2021 was $61.8 million, compared to $57.7 million for the twelve months ended December 31, 2020. The increase of $4.1 million, or 7.2%, compared to the twelve months ended December 31, 2020 was due primarily to a $4.0 million increase in salaries and employee benefits, a $1.6 million increase in marketing, advertising and promotion, a $0.7 million increase in premises and equipment, and a $0.5 million increase in consulting and professional fees, partially offset by a $2.1 million decrease in write-down of other real estate owned and a $0.6 million decrease in deposit insurance premium. The increase in salaries and employee benefits was due mainly to increased headcount, predominately in the Company’s small business lending, information technology and construction lending groups. The increase in marketing, advertising and promotion was due primarily to higher mortgage lead generation costs and digital marketing initiatives. The increase in consulting and professional fees was due primarily to acquisition-related expenses. The increase in premises and equipment was driven primarily by a $0.5 million termination fee related to an information technology contract. The decrease in write-down of other real estate owned was due to no write-down in 2021, as opposed to a $2.1 million write-down in 2020. The decrease in deposit insurance premium was due primarily to a decrease in asset growth and an increase in the Bank's regulatory capital ratios, both of which positively impact the formula used to calculate deposit insurance expense.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2021	2020	2019
Statutory rate times pre-tax income	$11,884	$7,119	$5,703
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,217)	(4,464)	(4,881)
State income taxes, net of federal tax effect	865	1,765	1,285
Bank-owned life insurance	(199)	(200)	(198)
Tax credits	(175)	(178)	(181)
Other differences	300	403	189
Income tax expense	$8,458	$4,445	$1,917

We recognized income tax expense of $8.5 million in 2021, resulting in an effective tax rate of 15.0%, compared to $4.4 million and an effective tax rate of 13.1% in 2020. Our federal statutory tax rate was 21% in 2021 and 2020. In both 2021 and 2020, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. The increase in the effective tax rate and income tax expense was due primarily to the increase in pre-tax earnings driven by a higher proportion of taxable revenue, including higher net interest income, gain on sale of loans and gain on sale of premises and equipment.

Financial Condition

The following table presents summary balance sheet data as of the end of the last two years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2021	2020
Total assets	$4,210,994	$4,246,156
Loans	2,887,662	3,059,231
Total securities	662,609	565,851
Loans held-for-sale	47,745	39,584
Noninterest-bearing deposits	117,531	96,753
Interest-bearing deposits	3,061,428	3,174,132
Total deposits	3,178,959	3,270,885
Advances from Federal Home Loan Bank	514,922	514,916
Total shareholders' equity	380,338	330,944

Total assets decreased $35.2 million, or 0.8%, to $4.2 billion as of December 31, 2021 compared to $4.2 billion as of December 31, 2020. The decline in total assets was driven primarily by a decrease in loan balances of $171.6 million, or 5.6%. The liquidity provided by the decline in loan balances was used, in part, to fund the reduction in higher cost deposit balances. Overall, deposit balances declined $91.9 million, or 2.8%, compared to the year-end 2020. Additional liquidity from the decline in loan balances was deployed into securities as total securities balances increased $96.8 million, or 17.1%, compared to balances at December 31, 2020.

As of December 31, 2021, total shareholders’ equity was $380.3 million, an increase of $49.4 million, or 14.9%, compared to December 31, 2020, due primarily to the net income earned during the year, as well as a decrease in accumulated other comprehensive loss. Tangible common equity totaled $375.7 million as of December 31, 2021, representing an increase of $49.4 million, or 15.1%, compared to December 31, 2020. As both total shareholders’ equity and tangible common equity increased compared to a slight decline in both total assets and tangible assets, the ratio of total shareholders’ equity to total assets increased to 9.03% as of December 31, 2021 from 7.79% as of December 31, 2020 and the ratio of tangible common equity to tangible assets increased to 8.93% as of December 31, 2021 from 7.69% as of December 31, 2020.

Book value per common share increased 15.5% to $38.99 as of December 30, 2021 from $33.77 as of December 31, 2020. Tangible book value per share increased 15.7% to $38.51 as of December 31, 2021 from $33.29 as of December 31, 2020. The growth in both book value per common share and tangible book value per share reflects the growth in total shareholders’ equity and tangible common equity while total common shares outstanding decreased slightly year-over-year, or 0.5%. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table provides information regarding our loan portfolio as of the end of the last two years.

	December 31,
(dollars in thousands)	2021		2020
Commercial loans
Commercial and industrial	$96,008	3.3%	$75,387	2.5%
Owner-occupied commercial real estate	66,732	2.3%	89,785	2.9%
Investor commercial real estate	28,019	1.0%	13,902	0.5%
Construction	136,619	4.7%	110,385	3.6%
Single tenant lease financing	865,854	30.0%	950,172	31.1%
Public finance	592,665	20.5%	622,257	20.3%
Healthcare finance	387,852	13.4%	528,154	17.3%
Small business lending	108,666	3.8%	125,589	4.1%
Franchise finance	81,448	2.8%	—	0.0%
Total commercial loans	2,363,863	81.8%	2,515,631	82.3%
Consumer loans
Residential mortgage	186,770	6.5%	186,787	6.1%
Home equity	17,665	0.6%	19,857	0.6%
Other consumer	265,478	9.2%	275,692	9.0%
Total consumer loans	469,913	16.3%	482,336	15.7%
Total commercial and consumer loans	2,833,776	98.1%	2,997,967	98.0%
Net deferred loan origination costs and premiums and discounts on purchased loans and other (1)	53,886	1.9%	61,264	2.0%
Total loans	2,887,662	100.0%	3,059,231	100.0%
Allowance for loan losses	(27,841)		(29,484)
Net loans	$2,859,821		$3,029,747
1 Includes carrying value adjustments of $37.5 million and $42.7 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2021 and December 31, 2020, respectively.

Total loans were $2.9 billion as of December 31, 2021, a decrease of $171.6 million, or 5.6%, compared to December 31, 2020. Total commercial loan balances were $2.4 billion, as of December 31, 2021, down $151.8 million, or 6.0%, from December 31, 2020. Total consumer loan balances were $469.9 million as of December 30, 2021, a decrease of $12.4 million, or 2.6%, compared to December 31, 2020. Compared to December 31, 2020, the decline in commercial loan balances was driven largely by net payoffs in healthcare finance, single tenant lease financing, small business lending and public finance loans. These items were partially offset by increases in franchise finance, construction, commercial and industrial, franchise finance and investor commercial real estate loan balances. The net payoffs in the healthcare finance portfolio were driven primarily by elevated prepayment activity and minimal origination activity. Going forward, we expect the balance of healthcare finance loans to continue to decline as a result of Provide, Inc.'s acquisition by a superregional financial institution, as well as potential prepayment activity. The decline in single tenant lease financing balances was due to elevated prepayment activity and lower origination volumes as well as a sale of $20.1 million of balances in the fourth quarter 2021. The decline in public finance balances was due to lower origination activity and scheduled maturities. Related to single tenant lease financing, public finance and other lending areas with fixed interest rates, the combination of the low interest rate environment and heightened competition for high quality borrowers drove pricing to levels that we consider unattractive, which negatively impacted origination activity in such areas during 2021. The net payoffs in small business lending were predominantly related to PPP loan forgiveness, partially offset by originations.

Franchise finance was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a provider of growth financing to franchisees in various industry segments across the country. We began funding franchise finance loans during 2021 and, as of December 31, 2021, we funded a total of $81.4 million in loans. We expect to fund approximately $150.0 million of franchise finance loans during 2022. The increase in construction balances was driven by increased origination activity, offset by paydowns, as we have increased our reserves in this area due to the variable rate structure and attractive pricing levels.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment schedules) of the outstanding loans in our portfolio as of December 31, 2021.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Commercial loans
Commercial and industrial	$22,085	$44,950	$28,964	$9	$96,008
Owner-occupied commercial real estate	6,411	21,780	37,751	790	66,732
Investor commercial real estate	2,096	24,078	1,845	—	28,019
Construction	39,489	97,130	—	—	136,619
Single tenant lease financing	51,894	386,946	427,014	—	865,854
Public finance	14,211	79,374	499,080	—	592,665
Healthcare finance	9	7,831	380,012	—	387,852
Small business lending	1,055	6,567	69,297	31,747	108,666
Franchise finance	—	1,968	79,480	—	81,448
Total commercial loans	137,250	670,624	1,523,443	32,546	2,363,863
Consumer loans
Residential mortgage	1,163	1,107	23,741	160,759	186,770
Home equity	856	1,694	3,954	11,161	17,665
Other consumer	1,217	28,047	236,214	—	265,478
Total consumer loans	3,236	30,848	263,909	171,920	469,913
Total commercial and consumer loans	$140,486	$701,472	$1,787,352	$204,466	$2,833,776

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2021.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Predetermined rates	$73,199	$562,473	$1,655,648	$125,658	$2,416,978
Adjustable rate	67,287	138,999	131,704	78,808	416,798
Total commercial and consumer loans	$140,486	$701,472	$1,787,352	$204,466	$2,833,776

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2021 was $69.0 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans
Commercial loans:
Commercial and industrial	$674	$—
Owner-occupied commercial real estate	3,419	1,838
Single tenant lease financing	1,100	7,116
Small business lending	959	—
Total commercial loans	6,152	8,954
Consumer loans:
Residential mortgage	1,226	1,183
Home equity	14	—
Other consumer	9	46
Total consumer loans	1,249	1,229
Total nonaccrual loans	7,401	10,183

Past Due 90 days and accruing loans	—	—

Total nonperforming loans	7,401	10,183

Other real estate owned
Single tenant lease financing	1,188	—
Total other real estate owned	1,188	—

Other nonperforming assets	29	35

Total nonperforming assets	$8,618	$10,218

Total nonperforming loans to total loans	0.26%	0.33%
Total nonperforming assets to total assets	0.20%	0.22%
Allowance for loan losses to total loans	0.96%	0.96%
Nonaccrual loans to total loans	0.26%	0.33%
Allowance for loan losses to nonaccrual loans	376.2%	289.5%

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Impaired loans include nonperforming loans and also include loans modified in troubled debt restructurings (“TDRs”) where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets can also include investments that were classified as other-than-temporarily impaired; however, we did not own any investments classified as such during the two-year period ended December 31, 2021.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2021	2020
Troubled debt restructurings – nonaccrual	$2,492	$2,637
Troubled debt restructurings – performing	1,693	367
Total troubled debt restructurings	$4,185	$3,004

The decrease in nonperforming loans of $2.8 million, or 27.3%, to $7.4 million as of December 31, 2021 compared to $10.2 million as of December 31, 2020 was due primarily to a decrease in nonaccrual single tenant lease financing balances, which was partially offset by an increase in nonaccrual loans in owner-occupied commercial real estate, and to a lessor extent, increases in small business lending and commercial and industrial loans. The decrease in nonaccrual single tenant lease financing balances was due to a payoff of a loan that was previously on nonaccrual, as well as positive developments related to a single tenant lease financing relationship which included two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to other real estate owned (“OREO”).

Total nonperforming assets decreased $1.6 million, or 15.7%, as of December 31, 2021 compared to December 31, 2020, due primarily to the decrease in nonperforming loans discussed above, partially offset by a $1.2 million increase in OREO related to the single tenant loan financing relationship discussed above. The ratio of nonperforming loans to total loans decreased to 0.26% as of December 31, 2021 compared to 0.33% as of December 31, 2020 and the ratio of nonperforming assets to total assets decreased to 0.20% as of December 31, 2021, compared to 0.22% as of December 31, 2020.

Total TDRs as of December 31, 2021 were $4.2 million, up $1.2 million from December 31, 2020. The increase was driven by two portfolio residential mortgage loans classified as new TDRs during the twelve months ended December 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $1.6 million.

As of December 31, 2021, we had one commercial property in OREO with a carrying value of $1.2 million. We did not have any OREO as of December 31, 2020.

As of December 31, 2021, our financial results have reflected little impact on asset quality to date as a result of COVID-19. We are optimistic that the combination of vaccinations, government stimulus programs and relief programs we have provided to our clients will continue to mitigate the impact of the pandemic on our business. However, if economic conditions return to levels experienced during 2020, our credit quality and overall financial performance could be adversely affected.

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

Additionally, Section 4013 of the CARES Act further provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until January 1, 2022.

In accordance with this guidance, we offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. As of December 31, 2021, we had eleven loans totaling $10.5 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforces in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. We received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income. We began processing applications for forgiveness from this round beginning in December 2020 and 100% of loan balances have been forgiven as of December 31, 2021.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. We began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and we received gross origination fees of approximately $1.3 million. We received this fee revenue from the SBA during 2021, and it is being deferred over the life of the PPP loans and recognized as interest income. We began processing applications for forgiveness from this round beginning in May 2021 and 96.5% of loan balances have been forgiven as of December 31, 2021.

The following table provides a rollforward of the activity of PPP loans through December 31, 2021.

(dollars in thousands)

	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(634)	(75,377)
Net deferred fees recognized			(1,624)
Balance, December 31, 2021	23	$3,152	$99

We anticipate that the majority of PPP loans we originated will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Management anticipates that loan forgiveness applications will continue during 2022.

Allowance for Loan Losses

	December 31,
(amounts in thousands)	2021	2020
Balance, beginning of period	$29,484	$21,840
Provision charged to expense	1,030	9,325
Losses charged off
Commercial and industrial	(28)	(461)
Owner-occupied commercial real estate	—	(24)
Single tenant lease financing	(2,391)	—
Healthcare finance	—	(743)
Small business lending	(222)	(110)
Residential mortgage	(6)	(20)
Home equity	(51)	—
Other consumer	(529)	(804)
Total losses charged off	(3,227)	(2,162)
Recoveries
Commercial and industrial	89	6
Healthcare finance	—	87
Small business lending	80	19
Residential mortgage	63	4
Home equity	7	11
Other consumer	315	354
Total recoveries	554	481
Balance, end of period	$27,841	$29,484

Net charge-offs	$2,673	$1,681

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.08)%	0.58%
Owner-occupied commercial real estate	—%	0.03%
Single tenant lease financing	0.26%	—%
Healthcare finance	—%	0.16%
Small business lending	0.11%	0.08%
Total commercial net charge-offs (recoveries)	0.10%	0.05%
Residential mortgage	(0.03)%	0.01%
Home equity	0.24%	(0.05)%
Other consumer	0.29%	0.68%
Total consumer net charge-offs (recoveries)	0.04%	0.08%
Net charge-offs to average loans	0.09%	0.06%

The determination of the allowance for loan losses and the related provision for loan losses are components of our significant accounting policies as discussed within Note 1 to our consolidated financial statements. The adequacy of the allowance for loan losses and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation considers historical loss experience as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades, delinquencies within the portfolio and changes in our lending policies and practices.

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

The allowance for loan losses was $27.8 million as of December 31, 2021, compared to $29.5 million as of December 31, 2020. The decrease in the allowance for loan losses compared to December 31, 2020 was due primarily to the elimination of $2.9 million of specific reserves related to single tenant lease financing loans and a commercial and industrial relationship, all of which had been classified as nonaccrual. The single tenant lease financing loans included a nonaccrual loan that was paid off during the year and a relationship consisting of two loans, one of which was paid off at net book value (unpaid principal balance less specific reserves) and the other was transferred to OREO. The commercial and industrial relationship included four loans, two of which were paid off during the year. The decrease in the specific reserves was partially offset by additional adjustments to the qualitative factors in our allowance model that increased the allowance for loan losses to total loans.

The allowance for loan losses as a percentage of total loans was 0.96% as of December 31, 2021, or 0.97 % when excluding PPP Loans, compared to 0.96% and 0.98%, respectively, as of December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 376.2% as of December 31, 2021, up from to 289.5% as of December 31, 2020. The provision for loans losses was $1.0 million for the twelve months ended December 31, 2021 compared to $9.3 million for the twelve months ended December 31, 2020. The decrease in the provision for loan losses was due primarily to the decline in loan balances during the year. During 2021, we recorded net charge-offs of $2.7 million, compared to $1.7 million during 2020. The increase in net charge-offs was due primarily to the elimination of the specific reserve related to the single tenant lease financing loans disclosed above, offset by a $0.7 million charge-off of a healthcare finance relationship in 2020.

Investment Securities Portfolio

In managing our investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” We did not classify any securities as trading securities as of December 31, 2021 and 2020. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

We periodically evaluate each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2021, the unrealized losses in our investment securities portfolio were due primarily to interest rate changes. We have the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2021, we did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type as of the end of the last two years.

(amounts in thousands)	December 31,
Amortized Cost	2021	2020
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$61,765
Municipal securities	75,158	82,757
Agency mortgage-backed securities - residential	377,928	213,408
Agency mortgage-backed securities - commercial	36,024	28,387
Private label mortgage-backed securities - residential	15,902	57,268
Asset-backed securities	5,000	5,000
Corporate securities	46,482	48,419
Total securities available-for-sale	606,507	497,004
Securities held-to-maturity
Municipal securities	13,992	14,571
Corporate securities	45,573	53,652
Total securities held-to-maturity	59,565	68,223
Total securities	$666,072	$565,227

	December 31,
Approximate Fair Value	2021	2020
Securities available-for-sale
U.S. Government-sponsored agencies	$49,040	$60,545
Municipal securities	77,033	82,489
Agency mortgage-backed securities - residential	373,236	214,330
Agency mortgage-backed securities - commercial	36,326	29,591
Private label mortgage-backed securities - residential	16,021	58,116
Asset-backed securities	5,004	4,961
Corporate securities	46,384	47,596
Total securities available-for-sale	603,044	497,628
Securities held-to-maturity
Municipal securities	14,709	15,317
Corporate securities	46,759	54,135
Total securities held-to-maturity	61,468	69,452
Total securities	$664,512	$567,080

The approximate fair value of investment securities available-for-sale increased $105.4 million, or 21.2%, to $603.0 million as of December 31, 2021 compared to $497.6 million as of December 31, 2020. The increase was due primarily to an increase of $158.9 million in agency mortgage-backed securities - residential and $6.7 million in agency mortgage-backed securities - commercial, partially offset by decreases of $42.1 million in private label mortgage-backed securities - residential, $11.5 million in U.S. Government-sponsored agencies securities, and $5.5 million in municipal securities. The increase in agency mortgage-backed securities was driven primarily by purchases during the twelve months ended December 31, 2021, partially offset by prepayments and maturities in agency and private label mortgage-backed securities and U.S. Government-sponsored agencies, as well as early redemptions and maturities in municipal securities. As of December 31, 2021, we had securities with an amortized cost basis of $59.6 million designated as held-to-maturity compared to $68.2 million as of December 31, 2020, a decrease of $8.7 million, due mainly to contractual calls within corporate securities.

Investment Maturities

    The following table summarizes the contractual maturity schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2021.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$—	0.00%	$1,343	1.91%	$31,085	0.31%	$17,585	1.05%	$50,013	0.62%
Municipal securities	—	0.00%	10,335	1.92%	13,165	2.64%	65,650	2.67%	89,150	2.53%
Agency mortgage-backed securities	—	0.00%	—	0.00%	1,892	1.46%	376,036	1.36%	377,928	1.36%
Agency mortgage-backed securities - commercial	—	0.00%	360	2.37%	11,675	1.78%	23,989	1.99%	36,024	1.93%
Private-label mortgage-backed securities - residential	—	0.00%	—	0.00%	—	0.00%	15,902	2.90%	15,902	2.90%
Asset-backed securities	—	0.00%	—	0.00%	5,000	1.72%	—	0.00%	5,000	1.72%
Corporate securities	—	0.00%	31,925	2.06%	55,130	3.85%	5,000	3.00%	92,055	1.80%
Total securities	$—	0.00%	$43,963	2.03%	$117,947	2.45%	$504,162	1.62%	$666,072	1.56%

Accrued Income and Other Assets

Accrued income and other assets were $46.9 million at December 31, 2021 compared to $64.3 million at December 31, 2020. The decrease was primarily related to a decrease of $14.9 million in cash pledged as collateral. As of these dates, we pledged $15.7 million and $30.6 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.
.

Deposits

The following table presents the composition of our deposit base as of the end of the last two years.

	December 31,
(dollars in thousands)	2021		2020
Noninterest-bearing deposits	$117,531	3.7%	$96,753	3.0%
Interest-bearing demand deposits	247,967	7.8%	188,645	5.8%
Savings accounts	59,998	1.9%	43,200	1.3%
Money market accounts	1,483,936	46.7%	1,350,566	41.3%
Certificates of deposits	970,107	30.5%	1,289,319	39.4%
Brokered deposits	299,420	9.4%	302,402	9.2%
Total	$3,178,959	100.0%	$3,270,885	100.0%

Total deposits decreased $91.9 million, or 2.8%, to $3.2 billion as of December 31, 2021 compared to $3.3 billion as of December 31, 2020. This decrease was due primarily to a decline of $319.2 million, or 24.8%, in certificates of deposits, partially offset by increases of $133.4 million, or 9.9%, in money market accounts, $59.3 million, or 31.4%, in interest-bearing demand deposits, $20.8 million, or 21.5%, in noninterest-bearing deposits, and $16.8 million, or 38.9%, in savings accounts. We experienced strong growth in money market and interest-bearing demand deposits balances due to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the continued economic uncertainty resulting from the COVID-19 pandemic. The declines in certificates of deposits and brokered deposits were due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits greater than $250,000.

Time Deposit Maturities at December 31, 2021

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$602,016	$122,013	$28,973	$49,598	$802,600	71.7%
1.00% – 1.99%	$63,373	$11,455	$8,684	$14,183	$97,695	8.7%
2.00% – 2.99%	82,158	71,523	57,621	—	211,302	18.9%
3.00% – 3.99%	5	3,682	4,152	250	8,089	0.7%
Total	$747,552	$208,673	$99,430	$64,031	$1,119,686	100.0%

Time Deposit Maturities Greater than $250,000

(dollars in thousands)	December 31, 2021
Maturity Period:
3 months or less	$84,509
Over 3 through 6 months	75,838
Over 6 through 12 months	79,670
Over 12 months	87,473
Total	$327,490

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short-term advances from the Federal Home Loan Bank of Indianapolis (the “FHLB”) to manage liquidity needs and longer-term advances to supplement balance sheet growth and manage interest rate risk. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments. The following table is a summary of FHLB borrowings for the periods indicated.

	At Or For The Twelve Months Ended December 31,
(dollars in thousands)	2021	2020	2019
Balance outstanding at end of period	$514,922	$514,916	$514,910
Average amount outstanding during period	514,617	514,913	511,093
Maximum outstanding at any month end during period	514,922	514,916	525,000

Weighted average interest rate at end of period [1]	1.65%	1.30%	1.98%
Weighted average interest rate during period [1]	1.68%	1.78%	2.15%
1 Excludes the impact of interest rate swaps.

Subordinated Notes due 2031

On August 16, 2021, we issued $60.0 million of subordinated notes at an initial fixed interest rate of 3.75%, which is payable semi-annually. Beginning on September 1, 2026, the interest rate converts to a variable interest rate, reset quarterly, equal to the three-month Term SOFR plus 3.11%, which is payable quarterly. The subordinated notes mature on September 1, 2031. The subordinated notes, net of issuance costs, were $58.6 million million at December 31, 2021. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the subordinated notes for substantially identical subordinated notes registered under the Securities Act of 1933, in satisfaction of our obligations under a registration rights agreement entered into with the initial purchasers of the subordinated notes. The subordinated notes qualify for Tier 2 regulatory capital treatment at the Company level under applicable regulatory guidelines.

For additional information regarding these and our other outstanding subordinated notes, refer to Note 10 to our consolidated financial statements

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities were $30.5 million at December 31, 2021 compared to $48.4 million at December 31, 2020. The decrease in accrued expenses and other liabilities was due primarily to an $16.1 million, or 52.9%, decrease in derivative liabilities due to changes in fair value.

Liquidity and Capital Resources

Liquidity management is the process we use to manage the continuing flow of funds necessary to meet our financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of our operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. We supplement deposit growth and enhance interest rate risk management, if necessary, through borrowings and wholesale funding, which are generally advances from the FHLB and brokered deposits.

We hold cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and to meet our financial commitments. At December 31, 2021, on a consolidated basis, we had $1.0 billion in cash and cash equivalents and investment securities available-for-sale, and $47.7 million in loans held-for-sale that were generally available for our cash needs. Additionally, at December 31, 2021, the Bank had the ability to borrow an additional $596.5 million in advances from the FHLB and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2021, the Company, on an unconsolidated basis, had $52.9 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

We use our sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2021, approved outstanding loan commitments, including unused lines of credit, amounted to $324.3 million. Certificates of deposits and brokered certificates of deposits scheduled to mature in one year or less at December 31, 2021 totaled $747.6 million.

The following table presents the Company’s significant contractual obligations as of December 31, 2021.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Premises and equipment	5	$14,780	$—	$—	$—	$14,780
Deposits and brokered deposits without stated maturity[1]	8	2,059,273	—	—	—	2,059,273
Certificates of deposits and brokered certificates of deposits[1]	8	747,552	308,103	29,452	34,579	1,119,686
FHLB advances[1,2]	9	110,000	180,014	100,000	124,908	514,922
Subordinated debt[1]	10	—	—	—	107,000	107,000
Total contractual obligations		$2,931,605	$488,117	$129,452	$266,487	$3,815,661
1 Amounts do not include associated interest payments.
2 Amounts do not include the effect of interest rate swaps used to convert short-term advances into long-term funding.

On October 18, 2021, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2022.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets ratio, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, adjusted net interest income, adjusted net interest income - FTE, net interest margin - FTE, adjusted net interest margin, adjusted net interest margin - FTE, allowance for loan losses, loans, excluding PPP loans, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders' equity, adjusted return on average tangible common equity and adjusted effective income tax rate are used by the Company's management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last three completed fiscal years ended on December 31.

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2021	2020	2019
Total equity - GAAP	$380,338	$330,944	$304,913
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$375,651	$326,257	$300,226

Total assets - GAAP	$4,210,994	$4,246,156	$4,100,083
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$4,206,307	$4,241,469	$4,095,396

Total common shares outstanding	9,754,455	9,800,569	9,741,800

Book value per common share	$38.99	$33.77	$31.30
Effect of goodwill	(0.48)	(0.48)	(0.48)
Tangible book value per common share	$38.51	$33.29	$30.82

Total shareholders’ equity to assets	9.03%	7.79%	7.44%
Effect of goodwill	(0.10)%	(0.10)%	(0.11)%
Tangible common equity to tangible assets	8.93%	7.69%	7.33%

Total average equity - GAAP	$358,105	$313,763	$296,382
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$353,418	$309,076	$291,695

Return on average shareholders' equity	13.44%	9.39%	8.52%
Effect of goodwill	0.17%	0.14%	0.13%
Return on average tangible common equity	13.61%	9.53%	8.65%

Total interest income	$133,883	$136,859	$147,414
Adjustments:
Fully-taxable equivalent adjustments[1]	5,453	5,796	6,334
Total interest income - FTE	$139,336	$142,655	$153,748

Net interest income	$86,556	$64,541	$62,967
Adjustments:

Fully-taxable equivalent adjustments[1]	5,453	5,796	6,334
Net interest income - FTE	$92,009	$70,337	$69,301

Net interest income	$86,556	$64,541	$62,967
Adjustments:
Subordinated debt redemption cost	810	—	—
Adjusted net interest income	$87,366	$64,541	$62,967

Net interest income	$86,556	$64,541	$62,967
Adjustments:
Fully-taxable equivalent adjustments[1]	5,453	5,796	6,334
Subordinated debt redemption cost	810	—	—
Adjusted net interest income - FTE	$92,819	$70,337	$69,301

Net interest margin	2.11%	1.55%	1.65%
Effect of fully-taxable equivalent adjustments[1]	0.14%	0.13%	0.17%
Net interest margin - FTE	2.25%	1.68%	1.82%

Net interest margin	2.11%	1.55%	1.65%
Effect of subordinated debt redemption cost	0.02%	—%	—%
Adjusted net interest margin	2.13%	1.55%	1.65%

Net interest margin	2.11%	1.55%	1.65%
Effect of fully-taxable equivalent adjustments[1]	0.14%	0.13%	0.17%
Effect of subordinated debt redemption cost	0.02%	—%	—%
Adjusted net interest margin - FTE	2.27%	1.68%	1.82%

Allowance for loan losses	$27,841	$29,484	$21,840

Loans	$2,887,662	$3,059,231	$2,963,547
Adjustments:
PPP loans	(3,152)	(50,554)	—
Loans, excluding PPP loans	$2,884,510	$3,008,677	$2,963,547

Allowance for loan losses to loans	0.96%	0.96%	0.74%
Effect of PPP loans	0.01%	0.02%	—%
Allowance for loan losses to loans, excluding PPP loans	0.97%	0.98%	0.74%
1Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At Or For The Twelve Months Ended December 31,
	2021	2020	2019
Total revenue - GAAP	$119,400	$100,877	$79,756
Adjustments:
Gain on sale of premises and equipment	(2,523)	—	—
Subordinated debt redemption cost	810	—	—
Adjusted total revenue	$117,687	$100,877	$79,756

Noninterest income - GAAP	$32,844	$36,336	$16,789
Adjustments:
Gain on sale of premises and equipment	(2,523)	—	—
Adjusted noninterest income	$30,321	$36,336	$16,789

Noninterest expense - GAAP	$61,798	$57,654	$46,634
Adjustments:
Acquisition-related expenses	(163)	—	—
IT termination fee	(475)	—	—
Adjusted noninterest expense	$61,160	$57,654	$46,634

Income before income taxes - GAAP	$56,572	$33,898	$27,156
Adjustments:
Write-down of other real estate owned	—	2,065	—
Gain on sale of premises and equipment	(2,523)	—	—
Subordinated debt redemption cost	810	—	—
Acquisition-related expenses	163	—	—
IT termination fee	475	—	—
Adjusted income before income taxes	$55,497	$35,963	$27,156

Income tax provision - GAAP	$8,458	$4,445	$1,917
Adjustments:
Write-down of other real estate owned	—	434	—
Gain on sale of premises and equipment	(530)	—	—
Subordinated debt redemption cost	170	—	—
Acquisition-related expenses	34	—	—
IT termination fee	100	—	—
Net deferred tax asset revaluation	—	—	—
Adjusted income tax provision	$8,232	$4,879	$1,917

Net income - GAAP	$48,114	$29,453	$25,239
Adjustments:
Write-down of other real estate owned	—	1,631	—
Gain on sale of premises and equipment	(1,993)	—	—
Subordinated debt redemption cost	640	—	—
Acquisition-related expenses	129	—	—
IT termination fee	375	—	—
Net deferred tax asset revaluation	—	—	—
Adjusted net income	$47,265	$31,084	$25,239

Diluted average common shares outstanding	9,976,261	9,842,425	10,044,483

Diluted earnings per share - GAAP	$4.82	$2.99	$2.51
Adjustments:
Effect of write-down of other real estate owned	—	0.17	—
Effect of gain on sale of premises and equipment	(0.19)	—	—
Effect of subordinated debt redemption cost	0.06	—	—
Effect of acquisition-related expenses	0.01	—	—

Effect of IT termination fee	0.04	—	—
Effect of net deferred tax asset revaluation	—	—	—
Adjusted diluted earnings per share	$4.74	$3.16	$2.51

Return on average assets	1.14%	0.69%	0.65%
Effect of write-down of other real estate owned	—%	0.04%	—%
Effect of gain on sale of premises and equipment	(0.05)%	—%	—%
Effect of subordinated debt redemption cost	0.02%	—%	—%
Effect of acquisition-related expenses	—%	—%	—%
Effect of IT termination fee	0.01%	—%	—%
Effect of net deferred tax asset revaluation	—%	—%	—%
Adjusted return on average assets	1.12%	0.73%	0.65%

Return on average shareholders' equity	13.44%	9.39%	8.52%
Effect of write-down of other real estate owned	—%	0.52%	—%
Effect of gain on sale of premises and equipment	(0.56)%	—%	—%
Effect of subordinated debt redemption cost	0.18%	—%	—%
Effect of acquisition-related expenses	0.04%	—%	—%
Effect of IT termination fee	0.10%	—%	—%
Effect of net deferred tax asset revaluation	—%	—%	—%
Adjusted return on average shareholders' equity	13.20%	9.91%	8.52%

Return on average tangible common equity	13.61%	9.53%	8.65%
Effect of write-down of other real estate owned	—%	0.53%	—%
Effect of gain on sale of premises and equipment	(0.56)%	—%	—%
Effect of subordinated debt redemption cost	0.18%	—%	—%
Effect of acquisition-related expenses	0.04%	—%	—%
Effect of IT termination fee	0.10%	—%	—%
Effect of net deferred tax asset revaluation	—%	—%	—%
Adjusted return on average tangible common equity	13.37%	10.06%	8.65%

Effective income tax rate	15.0%	13.1%	7.1%
Effect of write-down of other real estate owned	—%	0.5%	—%
Effect of gain on sale of premises and equipment	(0.4)%	—%	—%
Effect of subordinated debt redemption cost	0.1%	—%	—%
Effect of acquisition-related expenses	—%	—%	—%
Effect of IT termination fee	0.1%	—%	—%
Effect of net deferred tax asset revaluation	—%	—%	—%
Adjusted effective income tax rate	14.8%	13.6%	7.1%

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

Recent Accounting Pronouncements

    Refer to Note 22 to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into financial transactions to extend credit, interest rate swaps and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In June 2020, we terminated all fair value hedging instruments associated with loans. At December 31, 2021 and December 31, 2020, we had interest rate swaps with notional amounts of $260.0 million and $298.2 million, respectively. Additionally, we enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At

December 31, 2021 and December 31, 2020, we had commitments to sell residential real estate loans of $72.8 million and $107.5 million, respectively. These contracts mature in less than one year. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, foreign exchange rates and equity prices. The primary source of market risk for the Company is interest rate risk, which can be defined as the risk to earnings and the value of our equity resulting from changes in market interest rates. Interest rate risk arises in the normal course of business to the extent that there are timing and volume differences between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, re-priced or mature in specified periods. We seek to achieve consistent growth in net interest income and equity while managing volatility arising from shifts in market interest rates.
We monitor its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of December 31, 2021, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	1.16%	N/A	(1.53)%	(4.86)%
NII - Year 2	1.51%	(0.40)%	(1.43)%	(5.32)%
EVE	1.36%	N/A	(4.85)%	(11.71)%
To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.
Presented below is the estimated impact on our NII and EVE position as of December 31, 2021, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve-month period:

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.07%	N/A	(0.10)%	(1.53)%
NII - Year 2	0.66%	(0.40)%	(1.59)%	(5.33)%
EVE	0.81%	N/A	(4.85)%	(11.63)%
The NII and EVE figures presented in both tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objective may include:
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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2021 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	68	Chairman, Chief Executive Officer and Director
Nicole S. Lorch	47	President and Chief Operating Officer
Kenneth J. Lovik	52	Executive Vice President and Chief Financial Officer
C. Charles Perfetti	77	Executive Vice President and Secretary

David B. Becker has served as our Chairman of the Board since 2006, as our Chief Executive Officer since 2007, and as our President from 2007 to June 2021. Mr. Becker is the founder of the Bank and has served as an officer and director of the Bank since 1998.

Nicole S. Lorch has served as President and Chief Operating Officer since June 2021. Previously, she served as Executive Vice President and Chief Operating Officer since January 2017. Ms. Lorch joined the Company as Director of Marketing in 1999 and served as Vice President, Marketing & Technology from 2003 to 2011 and Senior Vice President, Retail Banking from 2011 to January 2017. She previously served as Director of Marketing at Virtual Financial Services, an online banking services provider, from 1996 to 1999.

Kenneth J. Lovik has served as Executive Vice President and Chief Financial Officer of the Company since January 2017. Mr. Lovik joined the Company in August 2014 as Senior Vice President and Chief Financial Officer. Previously, he served as Senior Vice President, Investor Relations and Corporate Development, at First Financial Bancorp, a publicly traded bank holding company headquartered in Cincinnati, Ohio, from February 2013 to May 2014. Prior to that, he served as its Vice President, Investor Relations and Corporate Development, from 2010 to February 2013. Before First Financial Bancorp, he was an investment banker at Milestone Advisors, LLC, Howe Barnes Hoefer & Arnett, Inc. and A.G. Edwards & Sons, Inc.

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

Item 14.        Principal Accountant Fees and Services

Incorporated into this Item by reference is the information in the Proxy Statement under the heading “Audit-Related Matters.” The independent registered public accounting firm is BKD, LLP (Public Company Accounting Oversight Board Firm ID No. 686) located in Indianapolis, Indiana.

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

4.7	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
4.8	Form of Senior Indenture (incorporated by reference to Exhibit 4.5 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
4.9	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.6 to registration statement on Form S-3 (Registration No. 333-219841) filed August 9, 2017)
4.10	Forms of 3.75% Fixed-to-Floating Rate Subordinated Note due September 1, 2031 (included as Exhibit A-1 and Exhibit A-2 to the Fourth Supplemental Indenture filed as Exhibit 4.2 hereto)
4.11
Form of Registration Rights Agreement, dated August 16, 2021, by and among First Internet Bancorp and the Purchasers (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 16, 2021)

10.1	First Internet Bancorp 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 9, 2013)*
10.2	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.3
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to annual report on Form 10-K for the year ended December 31, 2012)*

Exhibit No.	Description
10.4	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 4, 2016)*
10.5
Loan Agreement dated as of March 6, 2013, by and between First Internet Bancorp and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed March 11, 2013)

10.6	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)*
10.7
Form of Subordinated Note Purchase Agreement, dated as of October 26, 2020, between First Internet Bancorp and the purchaser thereunder (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 26, 2020)

10.8
Form of Management Incentive Award Agreement - Restricted Stock Units (time based) under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021)*

10.9
Form of Management Incentive Award Agreement - Restricted Stock units (performance based) under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021)*

10.10
Form of Subordinated Note Purchase Agreement, dated August 16,2021, by and among First Internet Bancorp and the Purchasers* (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 15, 2021)

10.11
Form of Registration Rights Agreement, dated August 16, 2021, by and among First Internet Bancorp and the Purchasers (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed August 16, 2021)

10.12
Agreement and Plan of Merger dated November 1, 2021, by and among First Internet Bancorp, FC Subsidiary, Inc., and First Century Bancorp (incorporated by reference to Exhibit 2.1 to current report on Form 8-K filed November 2, 2021)**

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2021, filed with the SEC on March 15, 2022, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2021, 2020, and 2019, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.
**Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2022.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2022.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman and Chief Executive Officer (Principal Executive Officer)	Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Aasif M. Bade, Director	David R. Lovejoy, Director

*	*
Justin P. Christian, Director	Ralph R. Whitney, Jr., Director

*	*
Ann Colussi Dee, Director	Jerry Williams, Director

*	*
Ana Dutra., Director	Jean L. Wojtowicz, Director

*
John K. Keach, Jr., Director

*    David B. Becker, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ David B. Becker
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Loan Losses

Description of the Matter

As described in Note 4 to the financial statements, the Company’s consolidated allowance for loan losses (ALLL) was $27.84 million at December 31, 2021. The Company also describes in Note 1 of the financial statements the “Allowance for Loan Losses Methodology” accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.
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

The primary reason for our determination that the ALLL is a critical audit matter is that it involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors, including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

How We Addressed the Matter in Our Audit

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
March 15, 2022

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 15, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

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

/s/ BKD, LLP

Indianapolis, Indiana
March 15, 2022

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$7,492	$7,367
Interest-bearing demand deposits	435,468	412,439
Total cash and cash equivalents	442,960	419,806
Securities available-for-sale - at fair value (amortized cost of $606,507 in 2021 and $497,004 in 2020)	603,044	497,628
Securities held-to-maturity - at amortized cost (fair value of $61,468 in 2021 and $69,452 in 2020)	59,565	68,223
Loans held-for-sale (includes $23,233 in 2021 and $26,341 in 2020 at fair value)	47,745	39,584
Loans	2,887,662	3,059,231
Allowance for loan losses	(27,841)	(29,484)
Net loans	2,859,821	3,029,747
Accrued interest receivable	16,037	17,416
Federal Home Loan Bank of Indianapolis stock	25,650	25,650
Cash surrender value of bank-owned life insurance	38,900	37,952
Premises and equipment, net	59,842	37,590
Goodwill	4,687	4,687
Servicing asset, at fair value	4,702	3,569
Other real estate owned	1,188	—
Accrued income and other assets	46,853	64,304
Total assets	$4,210,994	$4,246,156

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$117,531	$96,753
Interest-bearing deposits	3,061,428	3,174,132
Total deposits	3,178,959	3,270,885
Advances from Federal Home Loan Bank	514,922	514,916
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,769 in 2021 and $2,397 in 2020	104,231	79,603
Accrued interest payable	2,018	1,439
Accrued expenses and other liabilities	30,526	48,369
Total liabilities	3,830,656	3,915,212
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,754,455 and 9,800,569 shares issued and outstanding in 2021 and 2020, respectively	218,946	221,408
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	172,431	126,732
Accumulated other comprehensive loss	(11,039)	(17,196)
Total shareholders’ equity	380,338	330,944
Total liabilities and shareholders’ equity	$4,210,994	$4,246,156

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest income
Loans	$123,467	$120,628	$122,228
Securities – taxable	7,970	11,123	13,807
Securities – non-taxable	1,017	1,728	2,595
Other earning assets	1,429	3,380	8,784
Total interest income	133,883	136,859	147,414
Interest expense
Deposits	29,822	55,976	69,313
Other borrowed funds	17,505	16,342	15,134
Total interest expense	47,327	72,318	84,447
Net interest income	86,556	64,541	62,967
Provision for loan losses	1,030	9,325	5,966
Net interest income after provision for loan losses	85,526	55,216	57,001
Noninterest income
Service charges and fees	1,114	824	885
Loan servicing revenue	1,934	1,159	166
Loan servicing asset revaluation	(1,069)	(432)	—
Mortgage banking activities	15,050	24,693	11,541
Gain on sale of loans	11,598	8,298	2,074
Gain (loss) on sale of securities	—	139	(458)
Gain on sale of premises and equipment	2,523	—	—
Other	1,694	1,655	2,581
Total noninterest income	32,844	36,336	16,789
Noninterest expense
Salaries and employee benefits	38,223	34,231	27,014
Marketing, advertising and promotion	3,261	1,654	1,800
Consulting and professional fees	4,054	3,511	3,669
Data processing	1,649	1,528	1,338
Loan expenses	2,112	2,036	1,142
Premises and equipment	7,063	6,396	6,059
Deposit insurance premium	1,213	1,810	1,903
Write-down of other real estate owned	—	2,065	—
Other	4,223	4,423	3,709
Total noninterest expense	61,798	57,654	46,634
Income before income taxes	56,572	33,898	27,156
Income tax provision	8,458	4,445	1,917
Net income	$48,114	$29,453	$25,239
Income per share of common stock
Basic	$4.85	$2.99	$2.51
Diluted	4.82	2.99	2.51
Weighted-average number of common shares outstanding
Basic	9,918,083	9,840,205	10,041,581
Diluted	9,976,261	9,842,425	10,044,483
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$48,114	$29,453	$25,239
Other comprehensive income (loss)
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(4,087)	6,551	12,072
Reclassification adjustment for (gains) losses realized	—	(139)	458
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income before income tax	11,138	(10,248)	(9,071)
Other comprehensive income (loss) before tax	7,051	(3,836)	3,459
Income tax provision (benefit)	894	(831)	1,109
Other comprehensive income (loss) - net of tax	6,157	(3,005)	2,350
Comprehensive income	$54,271	$26,448	$27,589

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2019	$227,587	$77,689	$(16,541)	$288,735
Impact of adoption of new accounting standards (1)		(821)	—	(821)
Net income	—	25,239	—	25,239
Other comprehensive income	—	—	2,350	2,350
Dividends declared ($0.24 per share)	—	(2,426)		(2,426)
Repurchase of common stock	(9,784)	—	—	(9,784)
Recognition of the fair value of share-based compensation	1,680	—	—	1,680
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	34	—	—	34
Common stock redeemed for the net settlement of share-based awards	(94)	—	—	(94)
Balance, December 31, 2019	$219,423	$99,681	$(14,191)	$304,913
Net income	—	29,453	—	29,453
Other comprehensive loss	—	—	(3,005)	(3,005)
Dividends declared ($0.24 per share)	—	(2,402)	—	(2,402)
Recognition of the fair value of share-based compensation	2,110	—	—	2,110
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	27	—	—	27
Common stock redeemed for the net settlement of share-based awards	(152)	—	—	(152)
Balance, December 31, 2020	$221,408	$126,732	$(17,196)	$330,944
Net income	—	48,114	—	48,114
Other comprehensive income	—	—	6,157	6,157
Dividends declared ($0.24 per share)	—	(2,415)	—	(2,415)
Repurchase of common stock	(4,436)	—	—	(4,436)
Recognition of the fair value of share-based compensation	2,393	—	—	2,393
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(440)	—	—	(440)
Balance, December 31, 2021	$218,946	$172,431	$(11,039)	$380,338

(1) Represents the impact of adopting ASU 2017-08.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$48,114	$29,453	$25,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,775	7,831	6,926
Write-down of other real estate owned	—	2,065	—
Increase in cash surrender value of bank-owned life insurance	(948)	(950)	(943)
Provision for loan losses	1,030	9,325	5,966
Share-based compensation expense	2,393	2,110	1,680
(Gain) loss from sale of available-for-sale securities	—	(139)	458
Loans originated for sale	(814,671)	(1,009,266)	(627,597)
Proceeds from sale of loans originated for sale	832,089	1,054,873	601,215
Gain on sale of loans	(29,401)	(31,124)	(12,349)
Decrease (increase) in fair value of loans held-for-sale	718	94	(538)
Loss (gain) on derivatives	1,513	(2,069)	(671)
Settlement of derivatives	(1,859)	(46,109)	—
Gain on sale of premises and equipment	(2,523)	—	—
Net change in servicing asset	1,069	(1,088)	(2,481)
Deferred income tax	2,434	(4,118)	(4,402)
Net change in other assets	7,028	7,163	(42,079)
Net change in other liabilities	(921)	(4,983)	5,999
Net cash provided by (used in) operating activities	54,840	13,068	(43,577)
Investing activities
Net loan activity, excluding sales and purchases	316,002	46,787	(191,070)
Proceeds from sales of other real estate owned	—	—	554
Net proceeds from sales of portfolio loans	21,093	207,475	293,708
Maturities of securities available-for-sale	166,260	179,724	92,610
Proceeds from sales of securities available-for-sale	—	16,986	30,137
Purchase of securities available-for-sale	(282,226)	(144,091)	(171,997)
Maturities and calls of securities held-to-maturity	8,525	—	—
Purchase of securities held-to-maturity	—	(2,000)	(39,208)
Net proceeds from sale of premises and equipment	8,116	—	—
Purchase of Federal Home Loan Bank of Indianapolis stock	—	—	(2,025)
Purchase of premises and equipment	(29,892)	(25,559)	(4,105)
Loans purchased	(168,438)	(324,131)	(332,945)
Other investing activities	4,434	—	11,068
Net cash provided by (used in) investing activities	43,874	(44,809)	(313,273)
Financing activities
Net change in deposits	(91,926)	116,922	482,612
Cash dividends paid	(2,415)	(2,349)	(2,418)
Net proceeds from issuance of subordinated debt	58,658	9,765	35,418
Repayment of subordinated debt	(35,000)	—	—
Repurchase of common stock	(4,436)	—	(9,784)
Proceeds from advances from Federal Home Loan Bank	440,000	440,000	595,000
Repayment of advances from Federal Home Loan Bank	(440,000)	(440,000)	(605,000)
Other, net	(441)	(152)	(329)
Net cash (used in) provided by financing activities	(75,560)	124,186	495,499
Net increase in cash and cash equivalents	23,154	92,445	138,649
Cash and cash equivalents, beginning of year	419,806	327,361	188,712
Cash and cash equivalents, end of year	$442,960	$419,806	$327,361
Supplemental disclosures of cash flows information
Initial recognition of right-of-use asset	$—	$—	$2,096
Initial recognition of operating lease liabilities	—	—	2,096
Cash paid during the year for interest	46,748	74,646	81,788
Cash paid during the year for taxes	7,045	5,912	4,561
Loans transferred to other real estate owned	1,188	—	—
Loans transferred to held-for-sale from portfolio	20,145	204,647	291,152
Cash dividends declared, not paid	585	588	585
Securities purchases settled in subsequent period	—	5,547	—
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	—	4,479	—
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

The Bank offers a wide range of commercial, small business, consumer and municipal banking products and services. The Bank conducts its consumer and small business deposit operations primarily through digital channels on a nationwide basis and has no traditional branch offices. Residential mortgage products are offered nationwide primarily through a digital direct-to-consumer platform and are supplemented with Central Indiana-based mortgage and construction lending. Consumer lending products are primarily originated on a nationwide basis through relationships with dealerships and financing partners. The Bank is subject to competition from other financial institutions. The Bank is regulated by certain state and federal agencies and undergoes periodic examinations by those regulatory authorities.

The Bank has three wholly owned subsidiaries. JKH Realty Services, LLC was established on August 20, 2012 as a single member limited liability company wholly owned by the Bank to manage other real estate owned properties as needed. First Internet Public Finance Corp., a wholly-owned subsidiary of the Bank, was incorporated on March 6, 2017 and was established to provide municipal finance lending and leasing products to government entities and to purchase, manage, service, and safekeep municipal securities. SPF15, Inc., a wholly-owned subsidiary of the Bank, was incorporated on August 31, 2018 and was established to acquire and hold real estate.

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

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2021 or 2020.

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

Interest and dividend income, adjusted by amortization of premium or discount, is included in earnings using the effective interest rate method. Purchases and sales of securities are recorded in the consolidated balance sheets on the trade date. Gains and losses from the sale or disposal of securities are recognized as of the trade date in the consolidated statements of income for the period in which securities are sold or otherwise disposed of. Gains and losses on sales of securities are determined using the specific-identification method.

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

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for loan losses (“ALLL”), any unamortized deferred fees or costs on originated loans, unamortized premiums or discounts on purchased loans and any carrying value adjustments related to terminated interest rate swaps associated with loans.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, the Company enters into forward contracts for the future delivery of mortgage loans to third-party investors and enters into interest rate lock commitments (“IRLCs”) with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2021 or 2020.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2021	2020	2019
Basic earnings per share
Net income available to common shareholders	$48,114	$29,453	$25,239
Weighted average common shares	9,918,083	9,840,205	10,041,581
Basic earnings per common share	$4.85	$2.99	$2.51

Diluted earnings per share
Net income available to common shareholders	$48,114	$29,453	$25,239
Weighted average common shares	9,918,083	9,840,205	10,041,581
Dilutive effect of equity compensation	58,178	2,220	2,902
Weighted average common and incremental shares	9,976,261	9,842,425	10,044,483
Diluted earnings per common share (1)	$4.82	$2.99	$2.51

(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 28, 18,524 and 15,758 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Servicing Asset

The servicing asset is related to small business lending loans sold. The servicing asset is recognized at the time of sale when servicing is retained and the income statement effect is recorded in loan servicing revenue. Servicing assets are recorded at fair value in accordance with ASC 860. Fair value is based on a third-party valuation model that calculates the present value of net servicing revenue.

Reclassifications

Certain reclassifications have been made to the 2020 and 2019 financial statements to conform to the 2021 financial statement presentation. These reclassifications had no effect on net income.

Revision of Previously Issued Financial Statements

The Company has revised amounts reported in previously issued notes to financial statements for the periods presented in this Annual Report on Form 10-K due to immaterial clerical errors. The clerical errors caused the fair value associated with interest rate swap liabilities to be understated in the notes to financial statements for the period ended December 31, 2020 and had no impact on the consolidated balance sheet, income statement or statement of cash flows.
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

Note 2:        Cash and Cash Equivalents

At December 31, 2021, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $56.1 million. In addition, approximately $361.8 million and $18.7 million of cash was held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which are not federally insured.

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

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2021 and 2020.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$164	$(1,137)	$49,040
Municipal securities	75,158	1,940	(65)	77,033
Agency mortgage-backed securities - residential (1)	377,928	960	(5,652)	373,236
Agency mortgage-backed securities - commercial	36,024	441	(139)	36,326
Private label mortgage-backed securities - residential	15,902	122	(3)	16,021
Asset-backed securities	5,000	4	—	5,004
Corporate securities	46,482	597	(695)	46,384
Total available-for-sale	$606,507	$4,228	$(7,691)	$603,044

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,992	$717	$—	$14,709
Corporate securities	45,573	1,186	—	46,759
Total held-to-maturity	$59,565	$1,903	$—	$61,468
(1) Includes $0.8 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2021.

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$61,765	$432	$(1,652)	$60,545
Municipal securities	82,757	463	(731)	82,489
Agency mortgage-backed securities - residential	213,408	3,387	(2,465)	214,330
Agency mortgage-backed securities - commercial	28,387	1,204	—	29,591
Private label mortgage-backed securities - residential	57,268	850	(2)	58,116
Asset-backed securities	5,000	—	(39)	4,961
Corporate securities	48,419	771	(1,594)	47,596
Total available-for-sale	$497,004	$7,107	$(6,483)	$497,628

	December 31, 2020
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$14,571	$746	$—	$15,317
Corporate securities	53,652	610	(127)	54,135
Total held-to-maturity	$68,223	$1,356	$(127)	$69,452

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The carrying value of securities at December 31, 2021 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	36,314	34,866
Five to ten years	58,962	58,602
After ten years	76,377	78,989
	171,653	172,457
Agency mortgage-backed securities - residential	377,928	373,236
Agency mortgage-backed securities - commercial	36,024	36,326
Private label mortgage-backed securities - residential	15,902	16,021
Asset-backed securities	5,000	5,004
Total	$606,507	$603,044

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$7,289	$7,465
Five to ten years	41,135	42,502
After ten years	11,141	11,501
Total	$59,565	$61,468

There were no gross realized gains or losses resulting from the sale of available-for-sale securities recognized during the twelve months ended December 31, 2021. There were gross realized gains of $0.1 million resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2020 and there were gross realized losses of $0.5 million resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2019.

As of December 31, 2021, the fair value of available-for-sale investment securities pledged as collateral was $475.1 million. The Company pledged the securities for various types of transactions, including FHLB advances and derivative financial instruments.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2021 and 2020, the Company had 179 and 121 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2021 and 2020 was $403.2 million and $226.5 million, which is approximately 61% and 40%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Agency Mortgage-Backed and Private Label Mortgage-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed and private label mortgage-backed were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,921	$(79)	$40,305	$(1,058)	$43,226	$(1,137)
Municipal securities	5,721	(65)	—	—	5,721	(65)
Agency mortgage-backed securities - residential (1)	287,820	(3,694)	40,840	(1,958)	328,660	(5,652)
Agency mortgage-backed securities - commercial	3,944	(139)	—	—	3,944	(139)
Private label mortgage-backed securities - residential	374	(3)	—	—	374	(3)
Corporate securities	11,813	(187)	9,491	(508)	21,304	(695)
Total	$312,593	$(4,167)	$90,636	$(3,524)	$403,229	$(7,691)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$—	$—	$52,351	$(1,652)	$52,351	$(1,652)
Municipals	18,731	(114)	23,519	(617)	42,250	(731)
Agency mortgage-backed securities - residential	38,987	(276)	45,297	(2,189)	84,284	(2,465)
Private label mortgage-backed securities - residential	1,277	(1)	558	(1)	1,835	(2)
Asset-backed securities	—	—	4,961	(39)	4,961	(39)
Corporate securities	—	—	20,406	(1,594)	20,406	(1,594)
Total	$58,995	$(391)	$147,092	$(6,092)	$206,087	$(6,483)

	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Corporate securities	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)
Total	$17,456	$(126)	$2,999	$(1)	$20,455	$(127)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2021, 2020 and 2019 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2021	2020	2019
Unrealized gains and losses on securities available-for-sale
Gain (loss) realized in earnings	$—	$139	$(458)	Gain (loss) on sale of securities
Total reclassified amount before tax	—	139	(458)	Income before income taxes
Tax expense (benefit)	—	38	(124)	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$—	$101	$(334)	Net Income

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans

Categories of loans include:

	December 31,
	2021	2020
Commercial loans
Commercial and industrial	$96,008	$75,387
Owner-occupied commercial real estate	66,732	89,785
Investor commercial real estate	28,019	13,902
Construction	136,619	110,385
Single tenant lease financing	865,854	950,172
Public finance	592,665	622,257
Healthcare finance	387,852	528,154
Small business lending	108,666	125,589
Franchise finance	81,448	—
Total commercial loans	2,363,863	2,515,631
Consumer loans
Residential mortgage	186,770	186,787
Home equity	17,665	19,857
Other consumer	265,478	275,692
Total consumer loans	469,913	482,336
Total commercial and consumer loans	2,833,776	2,997,967
Net deferred loan origination costs, premiums and discounts on purchased loans, and other(1)	53,886	61,264
Total loans	2,887,662	3,059,231
Allowance for loan losses	(27,841)	(29,484)
Net loans	$2,859,821	$3,029,747

(1) Includes carrying value adjustments of $37.5 million and $42.7 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2021 and 2020, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are generally located in the Midwest and Southwest region of the United States. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects unless other underwriting factors are present to mitigate these additional risks.

Construction: Construction loans are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, and multi-family) properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in the Midwest and Southwest region of the United States.

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

Public Finance: These loans are made on a nationwide basis to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; renewable energy projects; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment.

Healthcare Finance: These loans are made on a nationwide basis to healthcare providers, primarily dentists, for practice acquisition financing or refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities and secondarily on the underlying collateral provided by the borrower.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Small Business Lending: These loans are made on a nationwide basis to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration (“SBA”) under its 7(a) loan program. We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment purchases. These loans also include loans originated by the Bank under the SBA’s Paycheck Protection Program, which are fully guaranteed by the SBA.

Franchise Finance: These loans are made on a nationwide basis through our partnership with ApplePie Capital, which through their deep relationships with franchise brands provides franchisees with financing options for new franchise units, recapitalization, expansion, equipment and working capital. The sources of repayment are either based on identified cash flows from existing operations of the borrower or pro forma cash flow for new franchise locations.
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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present changes in the balance of the ALLL during the twelve months ended December 31, 2021, 2020, and 2019

	Twelve Months Ended December 31, 2021
	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for loan losses:
Commercial and industrial	$1,146	$684	$(28)	$89	$1,891
Owner-occupied commercial real estate	1,082	(340)	—	—	742
Investor commercial real estate	155	173	—	—	328
Construction	1,192	420	—	—	1,612
Single tenant lease financing	12,990	(214)	(2,391)	—	10,385
Public finance	1,732	44	—	—	1,776
Healthcare finance	7,485	(1,545)	—	—	5,940
Small business lending	628	901	(222)	80	1,387
Franchise finance	—	1,083	—	—	1,083
Residential mortgage	519	67	(6)	63	643
Home equity	48	60	(51)	7	64
Other consumer	2,507	(303)	(529)	315	1,990
Total	$29,484	$1,030	$(3,227)	$554	$27,841

	Twelve Months Ended December 31, 2020
	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for loan losses:
Commercial and industrial	$1,521	$80	$(461)	$6	$1,146
Owner-occupied commercial real estate	561	545	(24)	—	1,082
Investor commercial real estate	109	46	—	—	155
Construction	380	812	—	—	1,192
Single tenant lease financing	11,175	1,815	—	—	12,990
Public finance	1,580	152	—	—	1,732
Healthcare finance	3,247	4,894	(743)	87	7,485
Small business lending	54	665	(110)	19	628
Residential mortgage	657	(122)	(20)	4	519
Home equity	46	(9)	—	11	48
Other consumer	2,510	447	(804)	354	2,507
Total	$21,840	$9,325	$(2,162)	$481	$29,484

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2021 and 2020.

	Loans			Allowance for Loan Losses
December 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,364	$644	$96,008	$1,441	$450	$1,891
Owner-occupied commercial real estate	63,387	3,345	66,732	742	—	742
Investor commercial real estate	28,019	—	28,019	328	—	328
Construction	136,619	—	136,619	1,612	—	1,612
Single tenant lease financing	864,754	1,100	865,854	10,290	95	10,385
Public finance	592,665	—	592,665	1,776	—	1,776
Healthcare finance	386,926	926	387,852	5,417	523	5,940
Small business lending	106,682	1,984	108,666	994	393	1,387
Franchise finance	81,448	—	81,448	1,083	—	1,083
Residential mortgage	183,852	2,918	186,770	643	—	643
Home equity	17,651	14	17,665	64	—	64
Other consumer	265,469	9	265,478	1,990	—	1,990
Total	$2,822,836	$10,940	$2,833,776	$26,380	$1,461	$27,841

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Loans			Allowance for Loan Losses
December 31, 2020	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$74,870	$517	$75,387	$1,146	$—	$1,146
Owner-occupied commercial real estate	87,947	1,838	89,785	1,082	—	1,082
Investor commercial real estate	13,902	—	13,902	155	—	155
Construction	110,385	—	110,385	1,192	—	1,192
Single tenant lease financing	942,848	7,324	950,172	9,900	3,090	12,990
Public finance	622,257	—	622,257	1,732	—	1,732
Healthcare finance	527,144	1,010	528,154	7,485	—	7,485
Small business lending	125,589	—	125,589	628	—	628
Residential mortgage	185,241	1,546	186,787	519	—	519
Home equity	19,857	—	19,857	48	—	48
Other consumer	275,642	50	275,692	2,507	—	2,507
Total	$2,985,682	$12,285	$2,997,967	$26,394	$3,090	$29,484

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2021 and 2020.

	December 31, 2021
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$82,412	$12,952	$644	$96,008
Owner-occupied commercial real estate	59,369	4,018	3,345	66,732
Investor commercial real estate	28,019	—	—	28,019
Construction	124,578	12,041	—	136,619
Single tenant lease financing	859,612	5,142	1,100	865,854
Public finance	591,630	1,035	—	592,665
Healthcare finance	386,337	589	926	387,852
Small business lending	99,250	7,432	1,983	108,666
Franchise finance	81,448	—	—	81,448
Total commercial loans	$2,312,655	$43,209	$7,998	$2,363,863

	December 31, 2021
	Performing	Nonaccrual	Total
Residential mortgage	$185,544	$1,226	$186,770
Home equity	17,651	14	17,665
Other consumer	265,469	9	265,478
Total	$468,664	$1,249	$469,913

	December 31, 2020
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$74,138	$732	$517	$75,387
Owner-occupied commercial real estate	84,292	3,655	1,838	89,785
Investor commercial real estate	13,902	—	—	13,902
Construction	110,385	—	—	110,385
Single tenant lease financing	932,830	10,018	7,324	950,172
Public finance	622,257	—	—	622,257
Healthcare finance	526,517	627	1,010	528,154
Small business lending	117,474	2,930	5,185	125,589
Total commercial loans	2,481,795	17,962	15,874	2,515,631

	December 31, 2020
	Performing	Nonaccrual	Total
Residential mortgage	$185,604	$1,183	$186,787
Home equity	19,857	—	19,857
Other consumer	275,646	46	275,692
Total	$481,107	$1,229	$482,336

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2021 and 2020.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$96,008	$96,008	$674	$—
Owner-occupied commercial real estate	—	—	—	—	66,732	66,732	—	—
Investor commercial real estate	—	—	—	—	28,019	28,019	3,419	—
Construction	—	—	—	—	136,619	136,619	—	—
Single tenant lease financing	—	—	—	—	865,854	865,854	1,100	—
Public finance	—	—	—	—	592,665	592,665	—	—
Healthcare finance	—	—	—	—	387,852	387,852	—	—
Small business lending	—	—	657	657	108,009	108,666	959	—
Franchise Finance	—	—	—	—	81,448	81,448	—	—
Residential mortgage	51	226	106	383	186,387	186,770	1,226	—
Home equity	—	—	—	—	17,665	17,665	14	—
Other consumer	68	18	—	86	265,392	265,478	9	—
Total	$119	$244	$763	$1,126	$2,832,650	$2,833,776	$7,401	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$75,387	$75,387	$—	$—
Owner-occupied commercial real estate	—	—	—	—	89,785	89,785	1,838	—
Investor commercial real estate	—	—	—	—	13,902	13,902	—	—
Construction	—	—	—	—	110,385	110,385	—	—
Single tenant lease financing	—	—	4,680	4,680	945,492	950,172	7,116	—
Public finance	—	—	—	—	622,257	622,257	—	—
Healthcare finance	—	—	—	—	528,154	528,154	—	—
Small business lending	—	—	—	—	125,589	125,589	—	—
Residential mortgage	49	—	269	318	186,469	186,787	1,183	—
Home equity	—	15	—	15	19,842	19,857	—	—
Other consumer	176	51	5	232	275,460	275,692	46	—
Total	$225	$66	$4,954	$5,245	$2,992,722	$2,997,967	$10,183	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$—	$—	$—	$517	$517	$—
Owner-occupied commercial real estate	3,345	3,466	—	1,838	1,850	—
Single tenant lease financing	—	—	—	1,315	1,334	—
Healthcare finance	$—	$—	$—	$1,010	$1,010	$—
Small business lending	959	1,193	—	—	—
Residential mortgage	2,918	3,063	—	1,546	1,652	—
Home equity	14	15	—	—	—	—
Other consumer	9	44	—	50	120	—
Total	7,245	7,781	—	6,276	6,483	—
Loans with a specific valuation allowance
Commercial and industrial	$644	$677	$450	$—	$—	$—
Construction	—	—	—	—	—	—
Single tenant lease financing	1,100	1,123	95	6,009	6,036	3,090
Healthcare finance	926	926	523	—	—	—
Small business lending	1,025	1,025	393	—	—	—
Total	3,695	3,751	1,461	6,009	6,036	3,090
Total impaired loans	$10,940	$11,532	$1,461	$12,285	$12,519	$3,090

The following table presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2021, 2020, and 2019.

	Twelve Months Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$194	$9	$1,037	$57	$3,293	$289
Owner-occupied commercial real estate	3,324	—	3,790	60	3,292	170
Single tenant lease financing	75	5	—	—	—	—
Healthcare finance	252	—	386	16	—	—
Small business lending	1,215	—	—	—	331	94
Residential mortgage	2,264	67	1,333	—	2,265	—
Home equity	13	—	—	—	10	—
Other consumer	29	—	57	—	68	1
Total	7,366	81	6,603	133	9,259	554
Loans with a specific valuation allowance
Commercial and industrial	675	—	169	3	1,077	—
Owner-occupied commercial real estate	355	—	—	—	—	—
Single tenant lease financing	3,931	—	5,671	4	1,464	—
Healthcare finance	841	131	—	—	—	—
Small business lending	644	—	—	—	—	—
Total	6,446	131	5,840	7	2,541	—
Total impaired loans	$13,812	$212	$12,443	$140	$11,800	$554

The Company had $1.2 million in other real estate owned (“OREO”) as of December 31, 2021, which consisted of one commercial property. The Company did not have any OREO as of December 31, 2020. There was one loan for $0.1 million and no loans in the process of foreclosure at December 31, 2021 and December 31, 2020, respectively.

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

When loans are modified in a TDR, any possible impairment similar to other impaired loans is evaluated based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or using the current fair value of the collateral, less selling costs, for collateral-dependent loans. If it is determined that the value of the modified loan is less than the recorded balance of the loan, impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, all TDRs, including those that have payment defaults, are evaluated for possible impairment, and impairment is recognized through the allowance.

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

There were two new portfolio residential mortgage loans classified as a new TDRs during the twelve months ended December 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $1.6 million. The Company did not allocate a specific allowance for these loans as of December 31, 2021. The modifications consisted of interest-only payments for a period of time. There were three commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2020 with a pre-modification and post-modification outstanding recorded investment of $2.6 million. The Company did not allocate a specific allowance for these loans as of December 31, 2020 and the modifications consisted of interest only payments for a period of time and an extension of the maturity date. There were four commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2019 with a pre-modification and post-modification outstanding recorded investment of $2.0 million. The Company did not allocate a specific allowance for these loans as of December 31, 2019 and the modifications consisted of interest only payments for a period of time.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2021, 2020 and 2019.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until January 1, 2022. As of December 31, 2021, the Company had eleven loans totaling $10.5 million in non-TDR loan modifications due to COVID-19.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2021 and 2020.

	December 31,
	2021	2020
Land	$—	$2,500
Construction in process	57,469	28,754
Right of use leased asset	208	819
Building and improvements	1,090	5,819
Furniture and equipment	7,800	10,671
Less: accumulated depreciation	(6,725)	(10,973)
	$59,842	$37,590

    In December 2018, the Bank’s subsidiary, SPF15, Inc., entered into a project agreement with the City of Fishers, Indiana, and it’s Redevelopment Commission, among others, to construct an office building to include the Company’s future headquarters and associated parking garage on property the Bank had acquired. The City agreed to reimburse SPF15, Inc. a total of $11.2 million for the cost of the land and $15.0 million for the construction of the parking garage.

    On February 16, 2021, the Company entered into an agreement to sell its headquarters and certain equipment currently located in the building to a third party. The sale was completed on April 16, 2021 and the company recorded a gain on sale of $2.5 million. As a part of the sale agreement, the buyer agreed to lease the office building back to the Company through December 31, 2021.

Note 6:        Goodwill

As of December 31, 2021 and 2020, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2021, 2020, and 2019. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2021 and no events or changes in circumstances have occurred since the August 31, 2021 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2021, 2020 and 2019 are shown in the table below.

	Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$3,569	$2,481	$—
Additions:
Originated and purchased servicing	2,202	1,520	2,481
Subtractions:
Paydowns	(820)	(524)	—
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(249)	92	—
Loan servicing asset revaluation	(1,069)	(432)	—
Ending balance	$4,702	$3,569	$2,481

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2021 and December 31, 2020 are shown in the table below.

	December 31, 2021	December 31, 2020
Loan portfolios serviced for:
SBA guaranteed loans	$230,514	$165,961
Total	$230,514	$165,961

Loan servicing revenue totaled $1.9 million during the twelve months ended December 31, 2021 and $1.2 million during the twelve months ended December 31, 2020. Loan servicing asset revaluation, which represents paydowns and the change in fair value of the servicing asset, resulted in a $1.1 million and $0.4 million downward valuation for twelve months ended December 31, 2021 and December 31, 2020, respectively.

The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Though fluctuations in prepayment speeds and changes in secondary market premiums generally have the most substantial impact on the fair value of servicing rights, other influencing factors include changing economic conditions, changes to the discount rate assumption and the weighted average life of the servicing portfolio. Measurement of fair value is limited to the conditions existing and the assumptions used as of a particular point in time; however, those assumptions may change over time. Refer to Note 16 - Fair Value of Financial Instruments for further details.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2021 and 2020.

	December 31,
	2021	2020
Noninterest-bearing demand deposit accounts	$117,531	$96,753
Interest-bearing demand deposit accounts	247,967	188,645
Savings accounts	59,998	43,200
Money market accounts	1,483,936	1,350,566
Certificates of deposits	970,107	1,289,319
Brokered deposits	299,420	302,402
Total deposits	$3,178,959	$3,270,885

Time deposits greater than $250	$327,490	$403,253

The following table presents time deposit maturities by year as of December 31, 2021.

	Certificates of Deposits	Brokered Certificates of Deposits
2022	$618,091	$129,461
2023	190,045	18,628
2024	97,940	1,490
2025	29,452	—
2026	34,579	—
	$970,107	$149,579

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $514.9 million and $514.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the stated interest rates on the Company’s outstanding FHLB advances ranged from 0.25% to 3.26%, with a weighted average interest rate of 1.65%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $128.8 million and $125.1 million as of December 31, 2021 and 2020, respectively, and commercial real estate loans pledged were approximately $920.9 million and $960.5 million as of December 31, 2021 and 2020, respectively. The fair value of investment securities pledged to the FHLB was approximately $474.5 million and $351.0 million as of December 31, 2021 and 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $579.9 million at year-end 2021. As of December 31, 2021, the Company had $125.0 million of putable advances with the FHLB.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2022	$110,000
2023	35,000
2024	145,014
2025	90,000
2026	10,000
Thereafter	124,908
$514,922

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

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially bear a fixed interest rate of 6.00% per year to, but excluding, September 30, 2021, and thereafter a floating rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 4.85%. All interest on the 2026 Notes was payable quarterly. The 2026 Notes were scheduled to mature on September 30, 2026. The 2026 Notes were unsecured subordinated obligations of the Company eligible to be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes were intended to qualify as Tier 2 capital under regulatory guidelines. The Company redeemed the 2026 Notes in full on September 30, 2021.

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding, June 30, 2024, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month LIBOR rate) plus 4.11%. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially bears a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 5.795%). The 2030 Note is scheduled to mature on November 1, 2030. The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem the 2025 Note as discussed above.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem the 2026 Notes. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. The offering period to exchange the unregistered 2031 Notes for registered 2031 Notes expired on December 30, 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2025 Note, the 2026 Notes, the 2029 Notes, the 2030 Note, and the 2031 Notes as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2025 Note	$—	$—	$10,000	$(114)
2026 Notes	—	—	25,000	(715)
2029 Notes	37,000	(1,178)	37,000	(1,337)
2030 Note	10,000	(208)	10,000	(231)
2031 Notes	60,000	(1,383)	—	—
Total	$107,000	$(2,769)	$82,000	$(2,397)

Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% of the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan, which vests immediately. Discretionary employer-matching contributions begin vesting immediately at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.9 million, $0.8 million and $0.6 million in the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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
The Company recorded $2.4 million, $2.1 million, and $1.7 million of share-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively, related to awards made under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of the 2013 Plan awards as of December 31, 2021, and activity for the year ended December 31, 2021:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2021	112,985	$27.76	—	$—	—	$—
Granted	60,111	30.42	14,180	30.54	8	32.18
Vested	(60,274)	29.64	(13,123)	30.58	(8)	32.18
Forfeited	—	—	(1,057)	30.13	—	—
Unvested at December 31, 2021	112,822	$28.18	—	$—	—	$—

As of December 31, 2021, the total unrecognized compensation cost related to unvested awards was $2.0 million, with a weighted-average expense recognition period of 1.6 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2021.

Deferred Rights
Outstanding, beginning of year	83,835
Granted	701
Exercised	—
Outstanding, end of year	84,536

All deferred stock rights granted during 2021 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2021	2020	2019
Current	$6,024	$8,563	$6,319
Deferred	2,434	(4,118)	(4,402)
Total	$8,458	$4,445	$1,917

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Income tax provision is reconciled to the statutory 21% rate applied to pre-tax income.

	December 31,
	2021	2020	2019
Statutory rate times pre-tax income	$11,880	$7,119	$5,703
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,217)	(4,464)	(4,881)
State income tax, net of federal tax effect	865	1,765	1,285
Bank-owned life insurance	(199)	(200)	(198)
Tax credits	(175)	(178)	(181)
Other differences	304	403	189
Total income taxes	$8,458	$4,445	$1,917

The net deferred tax asset at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
Deferred tax assets (liabilities)
Allowance for loan losses	$7,517	$7,961
Net unrealized losses on available-for-sale securities and hedged items	4,835	5,800
Fair value adjustments	(618)	1,117
Depreciation	(100)	(107)
Deferred compensation and accrued payroll	1,577	1,533
Loan origination costs	(1,311)	(1,281)
Prepaid assets	(641)	(553)
Other	149	337
Total deferred tax assets, net	$11,408	$14,807

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

Management evaluated related party loans and extensions of credit at December 31, 2021 and 2020, and deemed the balances immaterial. Deposits from related parties held by the Company at December 31, 2021 and 2020 totaled $40.2 million and $33.0 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2021 and 2020 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,499	12.93%	$208,202	7.00%	N/A	N/A
Bank	432,181	14.55%	207,913	7.00%	193,062	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	384,499	12.93%	252,817	8.50%	N/A	N/A
Bank	432,181	14.55%	252,466	8.50%	237,615	8.00%
Total capital to risk-weighted assets
Consolidated	516,571	17.37%	312,303	10.50%	N/A	N/A
Bank	460,022	15.49%	311,870	10.50%	297,019	10.00%
Leverage ratio
Consolidated	384,499	9.22%	166,824	4.00%	N/A	N/A
Bank	432,181	10.37%	166,693	4.00%	208,366	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2020:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$342,159	11.31%	$211,828	7.00%	N/A	N/A
Bank	377,678	12.49%	211,612	7.00%	196,497	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	342,159	11.31%	257,220	8.50%	N/A	N/A
Bank	377,678	12.49%	256,957	8.50%	241,842	8.00%
Total capital to risk-weighted assets
Consolidated	451,246	14.91%	317,742	10.50%	N/A	N/A
Bank	407,162	13.47%	317,418	10.50%	302,303	10.00%
Leverage ratio
Consolidated	342,159	7.95%	172,154	4.00%	N/A	N/A
Bank	377,678	8.78%	172,036	4.00%	215,045	5.00%

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2021 and 2020, the Company had outstanding loan commitments totaling approximately $324.3 million and $263.9 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of premises intended to house our corporate headquarters. The Company has entered into construction-related contracts in the amount of $68.3 million. As of December 31, 2021, $14.8 million of such contract commitments had not yet been incurred. These commitments are due within one year.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2021 or 2020.

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Servicing Asset

Fair value is based on a loan-by-loan basis taking into consideration the origination to maturity dates of the loans, the current age of the loans and the remaining term to maturity. The valuation methodology utilized for the servicing asset begins with generating estimated future cash flows for each servicing asset, based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions (Level 3).

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020.

		December 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,040	$—	$49,040	$—
Municipal securities	77,033	—	77,033	—
Agency mortgage-backed securities - residential	373,236	—	373,236	—
Agency mortgage-backed securities - commercial	36,326	—	36,326
Private label mortgage-backed securities - residential	16,021	—	16,021	—
Asset-backed securities	5,004	—	5,004	—
Corporate securities	46,384	—	46,384	—
Total available-for-sale securities	$603,044	$—	$603,044	$—
Servicing asset	4,702	—	—	4,702
Interest rate swaps liabilities	(14,271)	—	(14,271)	—
Loans held-for-sale (mandatory pricing agreements)	23,233	—	23,233	—
Forward contracts	(30)	(30)	—	—
IRLCs	718	—	—	718

		December 31, 2020
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$60,545	$—	$60,545	$—
Municipal securities	82,489	—	82,489	—
Agency mortgage-backed securities - residential	214,330	—	214,330	—
Agency mortgage-backed securities - commercial	29,591	—	29,591	—
Private label mortgage-backed securities - residential	58,116	—	58,116	—
Asset-backed securities	4,961	—	4,961	—
Corporate securities	47,596	—	47,596	—
Total available-for-sale securities	$497,628	$—	$497,628	$—
Servicing asset	3,569	—	—	3,569
Interest rate swaps liabilities	(29,750)	—	(29,750)	—
Loans held-for-sale (mandatory pricing agreements)	26,341	—	26,341	—
Forward contracts	(640)	(640)	—	—
IRLCs	3,361	—	—	3,361

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2019	$—	$389
Total realized gains
Additions	2,481	—
Change in fair value	—	521
Balance, December 31, 2019	2,481	910
Total realized gains
Additions	1,520	—
Paydowns	(524)	—
Changes in fair value	92	2,451
Balance, December 31, 2020	3,569	3,361
Total realized gains
Additions	2,202	—
Paydowns	(820)	—
Changes in fair value	(249)	(2,643)
Balance, December 31, 2021	$4,702	$718

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

		2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	1,228	—	—	1,228

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

(dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,228	Fair value of collateral	Discount for type of property and current market conditions	0% - 35%	10.1%
IRLCs	718	Discounted cash flow	Loan closing rates	42% - 100%	89%
Servicing asset	4,702	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.5% 10%

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range	Weighted - Average Range
Impaired loans	$4,026	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	3,361	Discounted cash flow	Loan closing rates	44% - 100%	87%
Servicing asset	3,569	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.1% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2021 or December 31, 2020.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2021 and 2020.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables provide the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2021 and 2020:

	December 31, 2021
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$442,960	$442,960	$442,960	$—	$—
Securities held-to-maturity	59,565	61,468	—	61,468	—
Loans held-for-sale (best efforts pricing agreements)	24,512	24,512	—	24,512
Net loans	2,859,821	2,880,024	—	—	2,880,024
Accrued interest receivable	16,037	16,037	16,037	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,959	3,190,000	1,909,432	—	1,280,568
Advances from Federal Home Loan Bank	514,922	526,143	—	526,143	—
Subordinated debt	104,231	108,788	38,643	70,145	—
Accrued interest payable	2,018	2,018	2,018	—	—

	December 31, 2020
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$419,806	$419,806	$419,806	$—	$—
Securities held-to-maturity	68,223	69,452	—	69,452	—
Loans held-for-sale (best efforts pricing agreements)	13,243	13,243	—	13,243	—
Net loans	3,029,747	3,084,375	—	—	3,084,375
Accrued interest receivable	17,416	17,416	17,416	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,270,885	3,307,038	1,679,164	—	1,627,874
Advances from Federal Home Loan Bank	514,916	541,945	—	541,945	—
Subordinated debt	79,603	83,682	63,325	20,357	—
Accrued interest payable	1,439	1,439	1,439	—	—

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2021, 2020, and 2019, the Company originated mortgage loans held-for-sale of $721.3 million, $878.2 million, and $627.6 million, respectively, and received $714.9 million, $923.8 million, and $601.2 million from the sale of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Gain on loans sold	$17,803	$22,826	$10,275
(Loss) gain resulting from the change in fair value of loans held-for-sale	(718)	(94)	538
(Loss) gain resulting from the change in fair value of derivatives	(2,035)	1,961	728
Net revenue from mortgage banking activities	$15,050	$24,693	$11,541

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

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2021 and 2020.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Securities available-for-sale[1]	75,156	124,210	1,729	6,064

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amounts of the designated hedged items were $50.0 million and $88.2 million, at December 31, 2021 and 2020, respectively.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2021 and December 31, 2020, identified by the underlying interest rate-sensitive instruments.

December 31, 2021		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	50,000	1.8	(1,731)	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2021	$50,000	1.8	$(1,731)	3 month LIBOR	2.33%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

December 31, 2020		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	88,200	3.1	(6,072)	3 month LIBOR	2.54%
Total swap portfolio at December 31, 2020	$88,200	3.1	$(6,072)	3 month LIBOR	2.54%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the year ended December 31, 2021, amortization expense totaling $1.1 million was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.2 years as of December 31, 2021. During the years ended December 31, 2021 and 2020, amortization expense totaling $5.2 million and $3.4 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2021 and December 31, 2020.

December 31, 2021		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.1	$(8,560)	3 month LIBOR	2.88%
Interest rate swaps	100,000	2.0	(3,980)	1 month LIBOR	2.88%

December 31, 2020		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	6.1	$(15,727)	3 month LIBOR	2.88%
Interest rate swaps	100,000	3.0	(7,951)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $15.7 million and $30.6 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at December 31, 2021 and 2020, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	62,789	718	108,095	3,361
Total contracts	$62,789	$718	$108,095	$3,361
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	50,000	(1,731)	88,200	(6,072)
Interest rate swaps associated with liabilities	210,000	(12,540)	210,000	(23,678)
Derivatives not designated as hedging instruments
Forward contracts	72,750	(30)	107,500	(640)
Total contracts	$332,750	$(14,301)	$405,700	$(30,390)

The fair values of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2021, 2020, and 2019.

	Amount of Gain (loss) Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest rate swap agreements	$11,138	$(10,248)	$(9,071)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2021, 2020, and 2019.

	Amount of (Loss) / Gain Recognized in the Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	(2,643)	2,451	521
Forward contracts	610	(487)	207

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2021, 2020, and 2019.

Line item in the consolidated statements of income	Twelve Months Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Interest income
Loans	$—	$(2,445)	$(1,533)
Securities - taxable	(253)	(722)	(127)
Securities - non-taxable	(1,099)	(741)	36
Total interest income	(1,352)	(3,908)	(1,624)
Interest expense
Deposits	2,775	2,273	618
Other borrowed funds	3,028	2,374	473
Total interest expense	5,803	4,647	1,091
Net interest income	$(7,155)	$(8,555)	$(2,715)

Note 19:     Shareholders’ Equity

On October 20, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased 100,000 shares under this program during the fourth quarter 2021. The stock repurchase authorization is scheduled to expire on December 31, 2022.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Cash Flow Hedges	Total
Balance, January 1, 2019	$(13,359)	$(3,182)	$(16,541)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	12,072	(9,071)	3,001
Reclassification of net loss realized and included in earnings	458	—	458
Other comprehensive income (loss) before tax	12,530	(9,071)	3,459
Income tax provision (benefit)	3,559	(2,450)	1,109
Other comprehensive income (loss) - net of tax	8,971	(6,621)	2,350
Balance, December 31, 2019	$(4,388)	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	6,551	(10,248)	(3,697)
Reclassification of net gain realized and included in earnings	(139)	—	(139)
Other comprehensive income (loss) before tax	6,412	(10,248)	(3,836)
Income tax provision (benefit)	1,556	(2,387)	(831)
Other comprehensive income (loss) - net of tax	4,856	(7,861)	(3,005)
Balance, December 31, 2020	$468	$(17,664)	$(17,196)
Net unrealized holding (gains) losses recorded within other comprehensive income before income tax	(4,087)	11,138	7,051
Other comprehensive (loss) income before income tax	(4,087)	11,138	7,051
Income tax (benefit) provision	(1,064)	1,958	894
Other comprehensive (loss) income - net of tax	(3,023)	9,180	6,157
Balance, December 31, 2021	$(2,555)	$(8,484)	$(11,039)

Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Balance Sheets

	Year Ended December 31,
	2021	2020
Assets
Cash and cash equivalents	$52,857	$40,532
Investment in common stock of subsidiaries	428,021	366,463
Premises and equipment, net	176	5,910
Accrued income and other assets	5,868	2,658
Total assets	$486,922	$415,563

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,769 in 2021 and $2,397 in 2020	$104,231	$79,603
Note payable to the Bank	—	3,000
Accrued expenses and other liabilities	2,353	2,016
Total liabilities	106,584	84,619

Shareholders’ equity	380,338	330,944
Total liabilities and shareholders’ equity	$486,922	$415,563

Condensed Statements of Income

	Year Ended December 31,
	2021	2020	2019
Income
Gain on sale of premises and equipment	$2,523	$—	$—
Other	75	—	—
Total income	2,598	—	—

Expenses
Interest on borrowings	$5,892	$4,924	$3,804
Salaries and employee benefits	1,037	904	804
Consulting and professional fees	2,178	1,678	1,610
Premises and equipment	548	295	285
Other	363	361	408
Total expenses	10,018	8,162	6,911

Loss before income tax and equity in undistributed net income of subsidiaries	(7,420)	(8,162)	(6,911)

Income tax benefit	(1,687)	(2,089)	(1,783)

Loss before equity in undistributed net income of subsidiaries	(5,733)	(6,073)	(5,128)

Equity in undistributed net income of subsidiaries	53,847	35,526	30,367

Net income	$48,114	$29,453	$25,239

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
Net income	$48,114	$29,453	$25,239
Other comprehensive income (loss)
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(4,087)	6,551	12,072
Reclassification adjustment for (gains) losses realized	—	(139)	458
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	11,138	(10,248)	(9,071)
Other comprehensive income (loss) before tax	7,051	(3,836)	3,459
Income tax provision (benefit)	894	(831)	1,109
Other comprehensive income (loss) - net of tax	6,157	(3,005)	2,350
Comprehensive income	$54,271	$26,448	$27,589

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$48,114	$29,453	$25,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(53,847)	(35,526)	(30,367)
Depreciation and amortization	1,081	711	647
Share-based compensation expense	835	518	288
Gain on sale of premises and equipment	(2,523)	—	—
Net change in other assets	(31)	(502)	(508)
Net change in other liabilities	775	311	(87)
Net cash used in operating activities	(5,596)	(5,035)	(4,788)

Investing activities
Capital contribution to the Bank	—	—	(25,000)
Purchase of premises and equipment	—	—	(13)
Net proceeds from sale of premises and equipment	8,116	—	—
Other investing activities	(3,561)	—	—
Net cash provided by (used in) investing activities	4,555	—	(25,013)

Financing activities
Cash dividends paid	(2,415)	(2,349)	(2,418)
Net proceeds from issuance of subordinated debt	58,658	9,765	35,418
Repayment of subordinated debt	(35,000)	—	—
Repayment of Bank loan	(3,000)	—	(300)
Repurchase of common stock	(4,436)	—	(9,784)
Other, net	(441)	(152)	(93)
Net cash provided by financing activities	13,366	7,264	22,823

Net increase (decrease) in cash and cash equivalents	12,325	2,229	(6,978)

Cash and cash equivalents at beginning of year	40,532	38,303	45,281

Cash and cash equivalents at end of year	$52,857	$40,532	$38,303

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

For public business entities that are SEC filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may early adopt the amendments in this update as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10 - Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) - Effective Dates. This ASU delayed the effective date for public companies to fiscal years beginning after December 15, 2022. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this update.

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

ASU 2017-04 - Intangibles - Goodwill and other (Topic 350) - Simplifying the Test for Goodwill Impairment (January 2017)

The amendments in this update simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment process, which requires an entity to determine the implied fair value of its goodwill by assigning fair value to all its assets and liabilities. Under the new guidance, an entity will record an impairment charge if a reporting unit’s carrying amount exceeds its fair value. Entities still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. The amendments in this ASU are effective for public companies for annual and interim impairment tests performed in periods beginning after December 15, 2022. Early adoption is permitted. The Company adopted this guidance effective July 1, 2020 and it did not have a material impact on the consolidated financial statements.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (March 2020)

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from LIBOR on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. The guidance is effective March 12, 2020 through December 31, 2022. The Company is still evaluating the impact of reference rate reform and does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 23:        Acquisition

On November 2, 2021, the Company announced it has entered into a definitive agreement to acquire First Century Bancorp. (“First Century”), the parent company of First Century Bank, N.A., headquartered in Roswell, GA. According to the terms of the definitive agreement, First Internet will acquire all of the outstanding shares of First Century common stock for $80 million in cash, which First Internet will fund with available on-balance sheet cash. As of December 31, 2021, First Century had total assets of $486.7 million, total deposits of $409.4 million, and total loans of $25.2 million. The transaction, which remains subject to regulatory approvals, is expected to close in the second quarter 2022.