Form 10-Q
period 2022-03-31
First Internet Bancorp
filed 2022-05-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in Its Charter)

Indiana	20-3489991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8701 East 116th Street Fishers, IN	46038
(Address of Principal Executive Offices)	(Zip Code)

(317) 532-7900
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC
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

As of May 6, 2022, the registrant had 9,655,480 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding its business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: the continued or potential effects of the COVID-19 global pandemic and related variants and mutations and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers; the war in Ukraine and potential adverse global economic effects; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating and growing our commercial real estate, commercial and industrial, public finance, U.S. Small Business Administration (“SBA”), healthcare finance and franchise finance loan portfolios, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (“the Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; changes in applicable tax laws; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$20,976	$7,492
Interest-bearing deposits	496,573	435,468
Total cash and cash equivalents	517,549	442,960
Securities available-for-sale, at fair value (amortized cost of $486,632 and $606,507 in 2022 and 2021, respectively)	465,288	603,044
Securities held-to-maturity, at amortized cost (fair value of $159,971 and $61,468 in 2022 and 2021, respectively)	163,370	59,565
Loans held-for-sale (includes $17,364 and $23,233 at fair value in 2022 and 2021, respectively)	33,991	47,745
Loans	2,880,780	2,887,662
Allowance for loan losses	(28,251)	(27,841)
Net loans	2,852,529	2,859,821
Accrued interest receivable	15,263	16,037
Federal Home Loan Bank of Indianapolis stock	25,219	25,650
Cash surrender value of bank-owned life insurance	39,133	38,900
Premises and equipment, net	68,632	59,842
Goodwill	4,687	4,687
Servicing asset, at fair value	5,249	4,702
Other real estate owned	—	1,188
Accrued income and other assets	34,487	46,853
Total assets	$4,225,397	$4,210,994
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$119,196	$117,531
Interest-bearing deposits	3,098,783	3,061,428
Total deposits	3,217,979	3,178,959
Advances from Federal Home Loan Bank	514,923	514,922
Subordinated debt, net of unamortized debt issuance costs of $2,694 and $2,769 in 2022 and 2021, respectively	104,306	104,231
Accrued interest payable	1,532	2,018
Accrued expenses and other liabilities	12,002	30,526
Total liabilities	3,850,742	3,830,656
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,683,727 and 9,754,455 shares issued and outstanding in 2022 and 2021, respectively	214,473	218,946
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	183,043	172,431
Accumulated other comprehensive loss	(22,861)	(11,039)
Total shareholders’ equity	374,655	380,338
Total liabilities and shareholders’ equity	$4,225,397	$4,210,994

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest Income
Loans	$33,188	$30,885
Securities – taxable	2,221	1,779
Securities – non-taxable	249	281
Other earning assets	376	335
Total interest income	36,034	33,280
Interest Expense
Deposits	6,097	8,628
Other borrowed funds	4,187	4,127
Total interest expense	10,284	12,755
Net Interest Income	25,750	20,525
Provision for Loan Losses	791	1,276
Net Interest Income After Provision for Loan Losses	24,959	19,249
Noninterest Income
Service charges and fees	316	266
Loan servicing revenue	585	422
Loan servicing asset revaluation	(297)	(155)
Mortgage banking activities	1,873	5,750
Gain on sale of loans	3,845	1,723
Other	498	369
Total noninterest income	6,820	8,375
Noninterest Expense
Salaries and employee benefits	9,878	9,492
Marketing, advertising and promotion	756	680
Consulting and professional services	1,925	986
Data processing	449	462
Loan expenses	1,582	534
Premises and equipment	2,540	1,601
Deposit insurance premium	281	425
Other	1,369	1,137
Total noninterest expense	18,780	15,317
Income Before Income Taxes	12,999	12,307
Income Tax Provision	1,790	1,857
Net Income	$11,209	$10,450
Income Per Share of Common Stock
Basic	$1.14	$1.06
Diluted	$1.14	$1.05
Weighted-Average Number of Common Shares Outstanding
Basic	9,790,122	9,899,230
Diluted	9,870,394	9,963,036
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Net income	$11,209	$10,450
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding losses recorded within other comprehensive income before income tax	(17,881)	(2,195)
Income tax benefit	(4,077)	(508)
Net effect on other comprehensive (loss) income	(13,804)	(1,687)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	(5,402)	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	119	—
Income tax benefit	(1,249)	—
Net effect on other comprehensive (loss) income	(4,034)	—

Cash flow hedges
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	9,334	6,280
Income tax provision	3,318	1,317
Net effect on other comprehensive (loss) income	6,016	4,963

Total other comprehensive (loss) income	(11,822)	3,276
Comprehensive (loss) income	$(613)	$13,726

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2022 and 2021
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	11,209	—	11,209
Other comprehensive loss	—	—	(11,822)	(11,822)
Dividends declared ($0.06 per share)	—	(597)	—	(597)
Recognition of the fair value of share-based compensation	640	—	—	640
Repurchase of common stock	(5,118)	—	—	(5,118)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, March 31, 2022	$214,473	$183,043	$(22,861)	$374,655

Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	10,450	—	10,450
Other comprehensive income	—	—	3,276	3,276
Dividends declared ($0.06 per share)	—	(607)	—	(607)
Recognition of the fair value of share-based compensation	692	—	—	692
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	6	—	—	6
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, March 31, 2021	$221,911	$136,575	$(13,920)	$344,566

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$11,209	$10,450
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,721	283
Increase in cash surrender value of bank-owned life insurance	(233)	(233)
Provision for loan losses	791	1,276
Share-based compensation expense	640	692
Loans originated for sale	(184,067)	(223,880)
Proceeds from sale of loans	202,011	241,589
Gain on loans sold	(5,907)	(9,222)
Decrease in fair value of loans held-for-sale	489	862
(Gain) loss on derivatives	(2,565)	881
Loan servicing asset revaluation	297	(248)
Net change in accrued income and other assets	10,399	10,695
Net change in accrued expenses and other liabilities	(7,999)	(2,012)
Net cash provided by operating activities	32,786	31,133
Investing Activities
Net loan activity, excluding purchases	32,510	47,653
Proceeds from sale of other real estate owned	1,188	—
Maturities and calls of securities available-for-sale	27,848	55,901
Purchase of securities available-for-sale	(16,453)	(21,279)
Purchase of securities held-to-maturity	(2,000)	—
Redemption of Federal Home Loan Bank of Indianapolis stock	431	—
Purchase of premises and equipment	(9,808)	(5,697)
Loans purchased	(40,059)	(47,234)
Net proceeds from sale of portfolio loans	14,466	—
Other investing activities	374	—
Net cash provided by investing activities	8,497	29,344
Financing Activities
Net increase (decrease) in deposits	39,020	(53,282)
Cash dividends paid	(596)	(601)
Repayment of subordinated debt	—	(10,000)
Repurchase of common stock	(5,118)	—
Proceeds from advances from Federal Home Loan Bank	110,000	110,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(110,000)
Other, net	—	(195)
Net cash provided by (used in) financing activities	33,306	(64,078)
Net Increase (Decrease) in Cash and Cash Equivalents	74,589	(3,601)
Cash and Cash Equivalents, Beginning of Period	442,960	419,806
Cash and Cash Equivalents, End of Period	$517,549	$416,205
Supplemental Disclosures
Cash paid during the period for interest	10,770	12,777
Cash paid during the period for taxes	50	10
Loans transferred to held-for-sale from portfolio	14,049	—
Cash dividends declared, paid in subsequent period	581	592
Securities purchased during the period, settled in subsequent period	—	2,035
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities	107,168	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other period. The March 31, 2022 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Basic earnings per share
Net income	$11,209	$10,450
Weighted-average common shares	9,790,122	9,899,230
Basic earnings per common share	$1.14	$1.06
Diluted earnings per share
Net income	$11,209	$10,450
Weighted-average common shares	9,790,122	9,899,230
Dilutive effect of equity compensation	80,272	63,806
Weighted-average common and incremental shares	9,870,394	9,963,036
Diluted earnings per common share (1)	$1.14	$1.05
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 661 for the three months ended March 31, 2022. There were no weighted-average antidilutive shares for the three months ended March 31, 2021.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$45,335	$—	$(1,488)	$43,847
Municipal securities	72,420	557	(173)	72,804
Agency mortgage-backed securities - residential	276,392	88	(18,798)	257,682
Agency mortgage-backed securities - commercial	24,815	6	(665)	24,156
Private label mortgage-backed securities - residential	15,090	6	(278)	14,818
Asset-backed securities	5,000	—	(14)	4,986
Corporate securities	47,580	299	(884)	46,995
Total available-for-sale	$486,632	$956	$(22,300)	$465,288

	March 31, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,981	$157	$(45)	$14,093
Mortgage-backed securities - residential	95,982	—	(3,043)	92,939
Mortgage-backed securities - commercial	5,847	—	(427)	5,420
Corporate securities	47,560	338	(379)	47,519
Total held-to-maturity	$163,370	$495	$(3,894)	$159,971

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$164	$(1,137)	$49,040
Municipal securities	75,158	1,940	(65)	77,033
Agency mortgage-backed securities - residential	377,928	960	(5,652)	373,236
Agency mortgage-backed securities - commercial	36,024	441	(139)	36,326
Private label mortgage-backed securities - residential	15,902	122	(3)	16,021
Asset-backed securities	5,000	4	—	5,004
Corporate securities	46,482	597	(695)	46,384
Total available-for-sale	$606,507	$4,228	$(7,691)	$603,044

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,992	$717	$—	$14,709
Corporate securities	45,573	1,186	—	46,759
Total held-to-maturity	$59,565	$1,903	$—	$61,468

The carrying value of securities at March 31, 2022 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
One to five years	$34,545	$34,808
Five to ten years	56,269	55,141
After ten years	74,521	73,697
	165,335	163,646
Agency mortgage-backed securities - residential	276,392	257,682
Agency mortgage-backed securities - commercial	24,815	24,156
Private label mortgage-backed securities - residential	15,090	14,818
Asset-backed securities	5,000	4,986
Total	$486,632	$465,288

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$11,172	$11,149
Five to ten years	39,233	39,553
After ten years	11,136	10,910
	61,541	61,612
Agency mortgage-backed securities - residential	95,982	92,939
Agency mortgage-backed securities - commercial	5,847	5,420
Total	$163,370	$159,971

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three months ended March 31, 2022 and March 31, 2021, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2022 and December 31, 2021 was $493.4 million and $403.2 million, which was approximately 79% and 61%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2022, the Company’s security portfolio consisted of 437 securities, of which 326 were in an unrealized loss position. The unrealized losses are related to the categories noted below. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, with the resulting loss recognized in net income in the period the other-than-temporary impairment (“OTTI”) is identified.

In the first quarter 2022, the Company transferred certain available-for-sale mortgage backed securities with a fair value of $96.2 million to held-to-maturity. The transfer occurred at fair value and involved residential mortgage-backed securities that qualify for credit under the Community Reinvestment Act that the Company intends to hold until maturity. The related after-tax unrealized loss of $4.1 million remained in accumulated other comprehensive loss and will be amortized to interest income over the remaining life of the securities using the interest method. There were no gains or losses recognized as a result of this transfer.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,620	$(64)	$39,632	$(1,424)	$44,252	$(1,488)
Municipal securities	25,045	(173)	—	—	25,045	(173)
Agency mortgage-backed securities- residential	210,766	(15,256)	36,680	(3,542)	247,446	(18,798)
Agency mortgage-backed securities- commercial	19,916	(414)	2,653	(251)	22,569	(665)
Private label mortgage-backed securities - residential	13,885	(278)	—	—	13,885	(278)
Asset-backed securities	4,986	(14)	—	—	4,986	(14)
Corporate securities	11,770	(230)	9,346	(654)	21,116	(884)
Total	$290,988	$(16,429)	$88,311	$(5,871)	$379,299	$(22,300)

	March 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$4,599	$(45)	$—	$—	$4,599	$(45)
Agency mortgage-backed securities - residential	64,135	(2,115)	28,778	(928)	92,913	(3,043)
Agency mortgage-backed securities - commercial	5,420	(427)	—	—	5,420	(427)
Corporate securities	11,129	(379)	—	—	11,129	(379)
Total	$85,283	$(2,966)	$28,778	$(928)	$114,061	$(3,894)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,921	$(79)	$40,305	$(1,058)	$43,226	$(1,137)
Municipal securities	5,721	(65)	—	—	5,721	(65)
Agency mortgage-backed securities - residential	287,820	(3,694)	40,840	(1,958)	328,660	(5,652)
Agency mortgage-backed securities - commercial	3,944	(139)	—	—	3,944	(139)
Private label mortgage-backed securities	374	(3)	—	—	374	(3)
Asset-backed securities	—	—	—	—	—	—
Corporate securities	11,813	(187)	9,491	(508)	21,304	(695)
Total	$312,593	$(4,167)	$90,636	$(3,524)	$403,229	$(7,691)

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three months ended March 31, 2022 and March 31, 2021, respectively.

Note 4:        Loans

Loan balances as of March 31, 2022 and December 31, 2021 are summarized in the table below. Categories of loans include:

(in thousands)	March 31, 2022	December 31, 2021
Commercial loans
Commercial and industrial	$99,808	$96,008
Owner-occupied commercial real estate	56,752	66,732
Investor commercial real estate	34,627	28,019
Construction	149,662	136,619
Single tenant lease financing	852,519	865,854
Public finance	587,817	592,665
Healthcare finance	354,574	387,852
Small business lending	97,040	108,666
Franchise finance	107,246	81,448
Total commercial loans	2,340,045	2,363,863
Consumer loans
Residential mortgage	191,153	186,770
Home equity	18,100	17,665
Other consumer loans	270,330	265,478
Tax refund advance loans	9,177	—
Total consumer loans	488,760	469,913
Total commercial and consumer loans	2,828,805	2,833,776
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	51,975	53,886
Total loans	2,880,780	2,887,662
Allowance for loan losses	(28,251)	(27,841)
Net loans	$2,852,529	$2,859,821

(1) Includes carrying value adjustments of $36.4 million and $37.5 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2022 and December 31, 2021, respectively.

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

Investor Commercial Real Estate: These loans are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type and are generally located in the Midwest and Southwest regions of the United States. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects unless other underwriting factors are present to mitigate these additional risks.

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

Tax Refund Advance Loans: These loans provide short-term tax refund advance loans to eligible individual taxpayers. Due to the nature of tax refund advance loans, it typically takes no more than three weeks from when the return is accepted by the IRS to collect from the borrower. In the event of default, the Bank has no recourse against the tax consumer. The Bank will charge off the balance of a tax refund advance loan if there is a balance at the end of the program year, or when collection of principal becomes doubtful.

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

The following tables present changes in the balance of the ALLL during the three months ended March 31, 2022 and 2021.

(in thousands)	Three Months Ended March 31, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$88	$—	$—	$1,979
Owner-occupied commercial real estate	742	(116)	—	—	626
Investor commercial real estate	328	77	—	—	405
Construction	1,612	154	—	—	1,766
Single tenant lease financing	10,385	(1,645)	—	1,231	9,971
Public finance	1,776	7	—	—	1,783
Healthcare finance	5,940	(430)	—	—	5,510
Small business lending	1,387	111	(80)	17	1,435
Franchise finance	1,083	354	—		1,437
Residential mortgage	643	87	—	1	731
Home equity	64	(1)	—	2	65
Other consumer loans	1,990	263	(163)	99	2,189
Tax refund advance loans	—	1842	(1488)	—	354
Total	$27,841	$791	$(1,731)	$1,350	$28,251

(in thousands)	Three Months Ended March 31, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$434	$—	$82	$1,662
Owner-occupied commercial real estate	1,082	(53)	—	—	1,029
Investor commercial real estate	155	14	—	—	169
Construction	1,192	228	—	—	1,420
Single tenant lease financing	12,990	188	—	—	13,178
Public finance	1,732	16	—	—	1,748
Healthcare finance	7,485	270	—	—	7,755
Small business lending	628	147	(79)	4	700
Residential mortgage	519	77	—	5	601
Home equity	48	58	(51)	2	57
Other consumer loans	2,507	(103)	(181)	100	2,323
Total	$29,484	$1,276	$(311)	$193	$30,642

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2022 and December 31, 2021.

(in thousands)	Loans			Allowance for Loan Losses
March 31, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$99,198	$610	$99,808	$1,529	$450	$1,979
Owner-occupied commercial real estate	53,485	3,267	56,752	626	—	626
Investor commercial real estate	34,627	—	34,627	405	—	405
Construction	149,662	—	149,662	1,766	—	1,766
Single tenant lease financing	851,427	1,092	852,519	9,876	95	9,971
Public finance	587,817	—	587,817	1,783	—	1,783
Healthcare finance	353,666	908	354,574	4,987	523	5,510
Small business lending(1)	94,525	2,515	97,040	1,042	393	1,435
Franchise finance	107,246	—	107,246	1,437	—	1,437
Residential mortgage	187,528	3,625	191,153	731	—	731
Home equity	18,086	14	18,100	65	—	65
Other consumer	270,317	13	270,330	2,189	—	2,189
Tax refund advance loans	9,177	—	9,177	354	—	354
Total	$2,816,761	$12,044	$2,828,805	$26,790	$1,461	$28,251
1 Balance of loans individually evaluated for impairment are guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,364	$644	$96,008	$1,441	$450	$1,891
Owner-occupied commercial real estate	63,387	3,345	66,732	742	—	742
Investor commercial real estate	28,019	—	28,019	328	—	328
Construction	136,619	—	136,619	1,612	—	1,612
Single tenant lease financing	864,754	1,100	865,854	10,290	95	10,385
Public finance	592,665	—	592,665	1,776	—	1,776
Healthcare finance	386,926	926	387,852	5,417	523	5,940
Small business lending(1)	106,682	1,984	108,666	994	393	1,387
Franchise finance	81,448	—	81,448	1,083	—	1,083
Residential mortgage	183,852	2,918	186,770	643	—	643
Home equity	17,651	14	17,665	64	—	64
Other consumer	265,469	9	265,478	1,990	—	1,990
Total	$2,822,836	$10,940	$2,833,776	$26,380	$1,461	$27,841
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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$85,340	$13,858	$610	$99,808
Owner-occupied commercial real estate	49,520	3,965	3,267	56,752
Investor commercial real estate	34,627	—	—	34,627
Construction	136,466	13,196	—	149,662
Single tenant lease financing	846,543	4,884	1,092	852,519
Public finance	585,387	2,430	—	587,817
Healthcare finance	353,090	576	908	354,574
Small business lending(1)	87,358	7,167	2,515	97,040
Franchise finance	107,246	—	—	107,246
Total commercial loans	$2,285,577	$46,076	$8,392	$2,340,045
1 Balance in “Substandard” is guaranteed by the U.S. government.

	March 31, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$189,946	$1,207	$191,153
Home equity	18,086	14	18,100
Other consumer	270,317	13	270,330
Tax refund advance loans	9,177	—	9,177
Total consumer loans	$487,526	$1,234	$488,760

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$82,412	$12,952	$644	$96,008
Owner-occupied commercial real estate	59,369	4,018	3,345	66,732
Investor commercial real estate	28,019	—	—	28,019
Construction	124,578	12,041	—	136,619
Single tenant lease financing	859,612	5,142	1,100	865,854
Public finance	591,630	1,035	—	592,665
Healthcare finance	386,337	589	926	387,852
Small business lending(1)	99,250	7,432	1,983	108,666
Franchise finance	81,448	—	—	81,448
Total commercial loans	$2,312,655	$43,209	$7,998	$2,363,863
1 Balance in “Substandard” is guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,544	$1,226	$186,770
Home equity	17,651	14	17,665
Other consumer	265,469	9	265,478
Total consumer loans	$468,664	$1,249	$469,913

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$99,808	$99,808	$610	$—
Owner-occupied commercial real estate	—	—	—	—	56,752	56,752	—	—
Investor commercial real estate	—	—	—	—	34,627	34,627	3,267	—
Construction	—	—	—	—	149,662	149,662	—	—
Single tenant lease financing	—	—	—	—	852,519	852,519	1,092	—
Public finance	—	—	—	—	587,817	587,817	—	—
Healthcare finance	—	—	—	—	354,574	354,574	—	—
Small business lending(1)	515	—	129	644	96,396	97,040	881	—
Franchise finance	—	—	—	—	107,246	107,246	—	—
Residential mortgage	—	77	106	183	190,970	191,153	1,207	—
Home equity	—	—	—	—	18,100	18,100	14	—
Other consumer	69	64	—	133	270,197	270,330	13	—
Tax refund advance loans	—	—	—	—	9,177	9,177	—	—
Total	$584	$141	$235	$960	$2,827,845	$2,828,805	$7,084	$—
1 Balance in “Total Past Due” is guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$96,008	$96,008	$674	$—
Owner-occupied commercial real estate	—	—	—	—	66,732	66,732	—	—
Investor commercial real estate	—	—	—	—	28,019	28,019	3,419	—
Construction	—	—	—	—	136,619	136,619	—	—
Single tenant lease financing	—	—	—	—	865,854	865,854	1,100	—
Public finance	—	—	—	—	592,665	592,665	—	—
Healthcare finance	—	—	—	—	387,852	387,852	—	—
Small business lending(1)	—	—	657	657	108,009	108,666	959	—
Franchising Finance	—	—	—	—	81,448	81,448	—	—
Residential mortgage	51	226	106	383	186,387	186,770	1,226	—
Home equity	—	—	—	—	17,665	17,665	14	—
Other consumer	68	18	—	86	265,392	265,478	9	—
Total	$119	$244	$763	$1,126	$2,832,650	$2,833,776	$7,401	$—
1 Balance in “Total Past Due” is guaranteed by the U.S. government.

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

The following table presents the Company’s impaired loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Owner-occupied commercial real estate	$3,267	$3,453	$—	$3,345	$3,466	$—
Small business lending(1)	881	1,079	—	959	1,193	—
Residential mortgage	3,625	3,780	—	2,918	3,063	—
Home equity	14	15	—	14	15	—
Other consumer loans	13	55	—	9	44	—
Total	7,800	8,382	—	7,245	7,781	—
Loans with a specific valuation allowance
Commercial and industrial	610	652	450	644	677	450
Single tenant lease financing	1,092	1,116	95	1,100	1,123	95
Healthcare finance	908	908	523	926	926	523
Small business lending(1)	1,634	1,634	393	1,025	1,025	393
Total	4,244	4,310	1,461	3,695	3,751	1,461
Total impaired loans	$12,044	$12,692	$1,461	$10,940	$11,532	$1,461
1 Balance of loans individually evaluated for impairment are guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022		March 31, 2021
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$—	$—	$517	$9
Owner-occupied commercial real estate	3,307	—	2,440	—
Single tenant lease financing	—	—	151	5
Healthcare finance	—	—	1,008	—
Small business lending(1)	830	—	577	—
Residential mortgage	3,273	8	1,736	4
Home equity	14	—	11	—
Other consumer	10	—	37	—
Total	7,434	8	6,477	18
Loans with a specific valuation allowance
Commercial and industrial	627	—	501	—
Single tenant lease financing	1,094	—	7,148	—
Healthcare finance	918	17	494	12
Small business lending(1)	1,333	—	—	—
Total	3,972	17	8,143	12
Total impaired loans	$11,406	$25	$14,620	$30
1 Balance is guaranteed by the U.S. government.

The Company did not have any other real estate owned (“OREO”) as of March 31, 2022. The Company had $1.2 million in OREO as of December 31, 2021, which consisted of one commercial property. There were two loans totaling $0.2 million and one loan totaling $0.1 million in the process of foreclosure at March 31, 2022 and December 31, 2021, respectively.

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

There was one portfolio residential mortgage loan classified as a new TDR during the three months ended March 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million. The Company did not allocate a specific allowance for that loan as of March 31, 2022. The modifications consisted of interest-only payments for a period of time. There was one residential mortgage loan classified as a new TDR during the three months ended March 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of March 31, 2021. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three months ended March 31, 2022 and 2021, respectively.

Non-TDR Loan Modifications due to COVID-19

The “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” was issued by our banking regulators on March 22, 2020. This guidance encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of March 31, 2022, the Company had seven loans totaling $9.8 million in non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Land	$5,598	$—
Construction in process	—	57,469
Right of use leased asset	160	208
Building and improvements	51,902	1,090
Furniture and equipment	18,666	7,800
Less: accumulated depreciation	(7,694)	(6,725)
Total	$68,632	$59,842

On February 16, 2021, the Company entered into an agreement to sell its then headquarters (the “Prior Headquarters”) and certain equipment located in the Prior Headquarters to a third party. The sale was completed on April 16, 2021, and the Company recorded a gain on sale of $2.5 million. As a part of the sale agreement, the buyer agreed to lease the Prior Headquarters back to the Company through December 31, 2021. The Company vacated the Prior Headquarters at the end of the lease, on or prior to December 31, 2021.

Note 6:        Goodwill

As of March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2021. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 31, 2022 and 2021 are shown in the table below.

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Balance, beginning of period	$4,702	$3,569
Additions:
Originated and purchased servicing	844	403
Subtractions
Paydowns:	(256)	(170)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(41)	15
Loan servicing asset revaluation	$(297)	$(155)
Balance, end of period	$5,249	$3,817

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2022 and December 31, 2021 are shown in the table below.

(in thousands)	March 31, 2022	December 31, 2021
Loan portfolios serviced for:
SBA guaranteed loans	$254,545	$230,514
Total	$254,545	$230,514

Loan servicing revenue totaled $0.6 million and $0.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.3 million and $0.2 million downward valuation for the three months ended March 31, 2022 and 2021, respectively.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially bears a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially the then current three-month term secured overnight financing rate (“Term SOFR”) plus 5.795%). The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem a subordinated term note that had been entered into in October 2015.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem the 2026 Notes. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of our obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Notes, and the 2031 Notes as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(1,139)	$37,000	$(1,178)
2030 Notes	10,000	(201)	10,000	(208)
2031 Notes	60,000	(1,354)	60,000	(1,383)
Total	$107,000	$(2,694)	$107,000	$(2,769)

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

The Company recorded $0.6 million of share-based compensation expense for the three months ended March 31, 2022, related to awards made under the 2013 Plan. The Company recorded $0.7 million of share-based compensation expense for the three months ended March 31, 2021, related to awards made under the 2013 Plan.

The following table summarizes the status of the 2013 Plan awards as of March 31, 2022, and activity for the three months ended March 31, 2022.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	112,822	$28.18	—	$—	—	$—
Granted	41,381	46.71	9,954	52.64	1	52.64
Vested	(23,256)	24.62	(2,502)	52.64	(1)	52.64
Unvested at March 31, 2022	130,947	$34.67	7,452	$52.64	—	$—

At March 31, 2022, the total unrecognized compensation cost related to unvested awards was $3.8 million with a weighted-average expense recognition period of 2.0 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2022.

Deferred Stock Rights
Outstanding, beginning of period	84,536
Granted	107
Exercised	—
Outstanding, end of period	84,643

All deferred stock rights granted during the 2022 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2022 and December 31, 2021, the Company had outstanding loan commitments totaling approximately $325.7 million and $324.3 million, respectively.

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company has entered into construction-related contracts in the amount of $68.7 million. As of March 31, 2022, $8.3 million of such contract commitments had not yet been incurred. These commitments are due within one year.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2022 or December 31, 2021.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021.

		March 31, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$43,847	$—	$43,847	$—
Municipal securities	72,804	—	72,804	—
Agency mortgage-backed securities - residential	257,682	—	257,682	—
Agency mortgage-backed securities - commercial	24,156	—	24,156	—
Private label mortgage-backed securities - residential	14,818	—	14,818	—
Asset-backed securities	4,986	—	4,986	—
Corporate securities	46,995	—	46,995	—
Total available-for-sale securities	$465,288	$—	$465,288	$—
Loans held-for-sale (mandatory pricing agreements)	17,364	—	17,364	—
Servicing asset	5,249	—	—	5,249
Interest rate swap agreements	(2,917)	—	(2,917)	—
Forward contracts	1,072	1,072	—	—
IRLCs	(88)	—	—	(88)

		December 31, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,040	$—	$49,040	$—
Municipal securities	77,033	—	77,033	—
Agency mortgage-backed securities - residential	373,236	—	373,236	—
Agency mortgage-backed securities - commercial	36,326		36,326
Private label mortgage-backed securities - residential	16,021	—	16,021	—
Asset-backed securities	5,004	—	5,004	—
Corporate securities	46,384	—	46,384	—
Total available-for-sale securities	$603,044	$—	$603,044	$—
Loans held-for-sale (mandatory pricing agreements)	23,233	—	23,233	—
Servicing asset	4,702	—	—	4,702
Interest rate swap agreements	(14,271)	—	(14,271)	—
Forward contracts	(30)	(30)	—	—
IRLCs	718	—	—	718

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2022 and 2021.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2022	$4,702	$718
Total realized gains
Additions	844	—
Paydowns	(256)	—
Change in fair value	(41)	(806)
Balance, March 31, 2022	$5,249	$(88)

Balance as of January 1, 2021	$3,569	$3,361
Total realized gains
Additions	403	—
Paydowns	(170)	—
Change in fair value	15	(2,251)
Balance, March 31, 2021	$3,817	$1,110

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2022 and December 31, 2021.

		December 31, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,228	$—	$—	$1,228
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$2,164	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	(88)	Discounted cash flow	Loan closing rates	45% - 100%	87%
Servicing asset	5,249	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	13.3% 10%

(dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,228	Fair value of collateral	Discount for type of property and current market conditions	0% - 35%	10.1%
IRLCs	718	Discounted cash flow	Loan closing rates	42% - 100%	89%
Servicing asset	4,702	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.5% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2022 or December 31, 2021.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2022 and December 31, 2021.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

	March 31, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$517,549	$517,549	$517,549	$—	$—
Securities held-to-maturity	163,370	159,971	—	159,971	—
Loans held-for-sale (best efforts pricing agreements)	16,627	16,627	—	16,627	—
Net loans	2,852,529	2,750,399	—	—	2,750,399
Accrued interest receivable	15,263	15,263	15,263	—	—
Federal Home Loan Bank of Indianapolis stock	25,219	25,219	—	25,219	—
Deposits	3,217,979	3,164,027	1,996,097	—	1,167,930
Advances from Federal Home Loan Bank	514,923	512,307	—	512,307	—
Subordinated debt	104,306	108,320	38,184	70,136	—
Accrued interest payable	1,532	1,532	1,532	—	—

	December 31, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$442,960	$442,960	$442,960	$—	$—
Securities held-to-maturity	59,565	61,468	—	61,468	—
Loans held-for-sale (best efforts pricing agreements)	24,512	24,512	—	24,512	—
Net loans	2,859,821	2,880,024	—	—	2,880,024
Accrued interest receivable	16,037	16,037	16,037	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,959	3,190,000	1,909,432	—	1,280,568
Advances from Federal Home Loan Bank	514,922	526,143	—	526,143	—
Subordinated debt	104,231	108,788	38,643	70,145	—
Accrued interest payable	2,018	2,018	2,018	—	—

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

During the three months ended March 31, 2022 and 2021, the Company originated mortgage loans held-for-sale of $152.4 million and $223.9 million, respectively, and sold $162.4 million and $241.6 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Gain on loans sold	$2,062	$7,499
Gain (loss) resulting from the change in fair value of loans held-for-sale	(489)	(862)
Gain (loss) resulting from the change in fair value of derivatives	300	(887)
Net revenue from mortgage banking activities	$1,873	$5,750

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2022 and December 31, 2021.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Securities available-for-sale (1)	$72,416	$75,156	$(292)	$1,729

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both March 31, 2022 and December 31, 2021.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) March 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.6	$288	3-month LIBOR	2.33%
Total at March 31, 2022	$50,000	2.6	$288	3-month LIBOR	2.33%

(dollars in thousands) December 31, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%
Total at December 31, 2021	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the three months ended March 31, 2022, amortization expense totaling $0.1 million was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.0 years as of March 31, 2022. During the three months ended March 31, 2022 and 2021, amortization expense totaling $1.0 million and $1.1 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2022 and December 31, 2021.

(dollars in thousands) March 31, 2022	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.8	$(2,132)	3-month LIBOR	2.88%
Interest rate swaps	60,000	1.4	(648)	1-month LIBOR	2.88%
Interest rate swaps	40,000	2.2	(425)	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.1	$(8,560)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.0	(3,980)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company pledged $2.7 million and $15.7 million of cash collateral to counterparties as security for its obligations related to these interest rate swap transactions at March 31, 2022 and December 31, 2021, respectively. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$62,789	$718
Forward contracts	56,750	1,072	—	—
Total contracts	$56,750	$1,072	$62,789	$718
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$288	$50,000	$(1,731)
Interest rate swaps associated with liabilities	210,000	(3,205)	210,000	(12,540)
Derivatives not designated as hedging instruments
Forward contracts	—	—	72,750	(30)
IRLCs	63,378	(88)	—	—
Total contracts	$323,378	$(3,005)	$332,750	$(14,301)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2022 and 2021.

	Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Interest rate swap agreements	$9,334	$6,280

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Asset Derivatives
Derivatives not designated as hedging instruments
Forward contracts	1,102	1,361

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(802)	$(2,251)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three months ended March 31, 2022 and 2021.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended
	March 31, 2022	March 31, 2021
Interest income
Securities - taxable	—	(253)
Securities - non-taxable	(260)	(266)
Total interest income	(260)	(519)
Interest expense
Deposits	670	678
Other borrowed funds	696	730
Total interest expense	1,366	1,408
Net interest income	$(1,626)	$(1,927)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended March 31, 2022 and 2021, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(17,881)	(5,402)	9,334	(13,949)
Reclassifications from accumulated other comprehensive (loss) income to earnings before tax	—	119	—	119
Other comprehensive (loss) gain before tax	(17,881)	(5,283)	9,334	(13,830)
Income tax (benefit) provision	(4,077)	(1,249)	3,318	(2,008)
Other comprehensive (loss) income - net of tax	(13,804)	(4,034)	6,016	(11,822)
Balance, March 31, 2022	$(16,359)	$(4,034)	$(2,468)	$(22,861)

Balance, January 1, 2021	$468	$—	$(17,664)	$(17,196)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,195)	—	6,280	4,085
Other comprehensive (loss) gain before tax	(2,195)	—	6,280	4,085
Income tax (benefit) provision	(508)	—	1,317	809
Other comprehensive (loss) income - net of tax	(1,687)	—	4,963	3,276
Balance, March 31, 2021	$(1,219)	$—	$(12,701)	$(13,920)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Income
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(119)	—	Interest income
Total amount reclassified before tax	(119)	—	Income before income taxes
Tax benefit	(27)	—	Income tax provision
Total reclassifications from accumulated other comprehensive loss	$(92)	$—	Net income

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

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (March 2022)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. This guidance is effective on January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

Note 16:     Subsequent Event

On May 1, 2022, First Century Bancorp. (“First Century”) terminated the previously announced Agreement and Plan of Merger dated November 1, 2021 (the “Merger Agreement”), by and among the Company, FC Subsidiary, Inc. and First Century. Under the Merger Agreement, the consummation of the merger was to have occurred on or before April 30, 2022. The Board of Governors of the Federal Reserve approved the merger on April 29, 2022, but the parties were precluded from closing immediately thereafter due to statutory waiting periods. The parties were unable to agree on extension terms, and First Century exercised its option to terminate the Merger Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

    First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company with $4.2 billion in total assets as of March 31, 2022, that conducts its primary business activities through its wholly owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

    The Company has two wholly-owned subsidiaries: the Bank and FC Subsidiary, Inc., a Georgia corporation, formed in connection with our potential acquisition of First Century Bancorp. The Bank has three wholly-owned subsidiaries: First Internet Public Finance Corp., an Indiana corporation that provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, a Delaware limited liability company that manages other real estate owned (“OREO”) properties as needed; and SPF15, Inc., an Indiana corporation that owns real estate used primarily for the Bank’s principal office.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial real estate (“CRE”) banking, commercial and industrial (“C&I”) banking, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Within CRE banking, we offer single tenant lease financing on a nationwide basis in addition to traditional investor CRE and construction loans primarily within Central Indiana or on a regional basis. Our C&I banking team provides credit solutions such as lines of credit, term loans, owner-occupied CRE loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied CRE and equipment purchases. In the third quarter 2021, Provide Inc. was acquired by a super-regional financial institution. It is our expectation that the acquiring institution will retain most, if not all, of Provide’s loan origination activity and that our healthcare finance loan balances will decline. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

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

Merger Transaction

On May 1, 2022, First Century Bancorp. (“First Century”) terminated the previously announced Agreement and Plan of Merger dated November 1, 2021 (the “Merger Agreement”), by and among the Company, FC Subsidiary, Inc. and First Century. Under the Merger Agreement, the consummation of the merger was to have occurred on or before April 30, 2022. The Board of Governors of the Federal Reserve approved the merger on April 29, 2022, but the parties were precluded from closing immediately thereafter due to statutory waiting periods. The parties were unable to agree on extension terms, and First Century exercised its option to terminate the Merger Agreement.

Results of Operations

During the first quarter 2022, net income was $11.2 million, or $1.14 per diluted share, compared to first quarter 2021 net income of $10.5 million, or $1.05 per diluted share, representing an increase in net income of $0.8 million, or 7.3%, and an increase in diluted earnings per share of $0.09, or 8.6%.

The $0.8 million increase in net income for the first quarter 2022 compared to the first quarter 2021 was due primarily to an increase of $5.2 million, or 25.5%, in net interest income, a decrease of $0.5 million, or 38.0%, in provision for loan losses and a decrease of $0.1 million, or 3.6%, in income tax expense, partially offset by a $3.5 million, or 22.6%, increase in noninterest expense and a decrease of $1.6 million, or 18.6%, in noninterest income.

During the first quarter 2022, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 1.08%, 11.94%, and 12.09%, respectively, compared to 1.02%, 12.61%, and 12.79%, respectively, for the first quarter 2021.

During the first quarter 2022, the Company had a nonrecurring consulting fee associated with a special project of $0.9 million, as well as acquisition-related expenses of $0.2 million. Excluding these items, adjusted net income for the first quarter 2022 was $12.0 million and adjusted diluted earnings per share was $1.22. Additionally, for the first quarter 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.16%, 12.82% and 12.98%, respectively.

These adjusted profitability ratios improved in the 2022 period compared to the 2021 period, as increases in net income and adjusted net income outpaced average asset growth.

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

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,976,037	$33,188	4.52%	$2,947,053	$31,621	4.26%	$3,079,130	$30,885	4.07%
Securities - taxable	567,776	2,221	1.59%	595,024	1,973	1.32%	461,300	1,779	1.56%
Securities - non-taxable	80,952	249	1.25%	82,556	236	1.13%	87,129	281	1.31%
Other earning assets	455,960	376	0.33%	431,621	362	0.33%	446,045	335	0.30%
Total interest-earning assets	4,080,725	36,034	3.58%	4,056,254	34,192	3.34%	4,073,604	33,280	3.31%

Allowance for loan losses	(27,974)			(27,946)			(29,884)
Noninterest-earning assets	162,167			149,270			129,553
Total assets	$4,214,918			$4,177,578			$4,173,273

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$318,281	$412	0.52%	$210,283	$158	0.30%	$180,746	$133	0.30%
Savings accounts	60,616	53	0.35%	63,575	58	0.36%	46,035	40	0.35%
Money market accounts	1,454,436	1,503	0.42%	1,453,447	1,507	0.41%	1,369,626	1,391	0.41%
BaaS - brokered deposits	12,111	6	0.20%	—	—	0.00%	—	—	0.00%
Certificates and brokered deposits	1,225,976	4,123	1.36%	1,305,130	4,676	1.42%	1,519,580	7,064	1.89%
Total interest-bearing deposits	3,071,420	6,097	0.81%	3,032,435	6,399	0.84%	3,115,987	8,628	1.12%
Other borrowed funds	619,191	4,187	2.74%	619,115	4,288	2.75%	583,780	4,127	2.87%
Total interest-bearing liabilities	3,690,611	10,284	1.13%	3,651,550	10,687	1.16%	3,699,767	12,755	1.40%
Noninterest-bearing deposits	112,248			113,887			90,764
Other noninterest-bearing liabilities	31,292			35,309			46,774
Total liabilities	3,834,151			3,800,746			3,837,305

Shareholders’ equity	380,767			376,832			335,968
Total liabilities and shareholders’ equity	$4,214,918			$4,177,578			$4,173,273

Net interest income		$25,750			$23,505			$20,525

Interest rate spread [1]			2.45%			2.18%			1.91%
Net interest margin [2]			2.56%			2.30%			2.04%
Net interest margin - FTE [3]			2.69%			2.43%			2.18%

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

	Three Months Ended March 31, 2022 vs. December 31, 2021 Due to Changes in			Three Months Ended March 31, 2022 vs. March 31, 2021 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$218	$1,349	$1,567	$(5,906)	$8,209	$2,303
Securities – taxable	(543)	791	248	408	34	442
Securities – non-taxable	(28)	41	13	(19)	(13)	(32)
Other earning assets	14	—	14	7	33	40
Total	(339)	2,181	1,842	(5,510)	8,263	2,753

Interest expense
Interest-bearing deposits	401	(703)	(302)	(124)	(2,407)	(2,531)
Other borrowed funds	1	(102)	(101)	903	(843)	60
Total	402	(805)	(403)	779	(3,250)	(2,471)

(Decrease) increase in net interest income	$(741)	$2,986	$2,245	$(6,289)	$11,513	$5,224

Net interest income for the first quarter 2022 was $25.8 million, an increase of $5.2 million, or 25.5%, compared to $20.5 million for the first quarter 2021. The increase in net interest income was the result of a $2.8 million, or 8.3% increase in total interest income to $36.0 million for the first quarter 2022 from $33.3 million for the first quarter 2021, as well as a $2.5 million, or 19.4%, decrease in total interest expense to $10.3 million for the first quarter 2022 from $12.8 million for the first quarter 2021.

The increase in total interest income for the first quarter 2022 compared to the first quarter 2021 was due to an increase in interest earned on loans, securities and other earning assets. Interest income earned on loans increased $2.3 million, or 7.5%, due primarily to an increase of 45 basis points (“bps”) in the yield earned on average loan balances, partially offset by a decrease of $103.1 million, or 3.3%, in average loan balances. The increase in interest income was driven primarily by the recognition of $2.9 million of income from tax refund advance loans, partially offset by lower loan fees. The decrease in average loan balances was due primarily to decreases in the average balance of healthcare finance, single tenant lease financing, public finance, owner-occupied CRE and small business lending portfolios, driven in part by prepayment activity, partially offset by increases in the average balance of tax refund advance loans, construction, commercial and industrial, and investor CRE loan portfolios. The increase in loan yield was due to the income received from tax refund advance loans discussed above, as well as a shift in the loan mix towards higher-yielding commercial loans, partially offset by lower average loan balances. Interest earned on securities increased due primarily to an increase of $100.3 million, or 18.3%, in the average balance of securities and an increase of 2 bps in the yield earned on securities. Interest income earned on other earning assets increased by less than $0.1 million, or 12.2%, due mainly to a 3 bp increase in the yield earned on these assets, as well as an increase of $9.9 million, or 2.2%, in the average balance of other earning assets. The increase in the average balance of other earning assets was due primarily to higher cash balances.

The decrease in total interest expense for the first quarter 2022 compared to the first quarter 2021 was due primarily to a decrease in interest expense related to certificates and brokered deposits, partially offset by increases in interest expense associated with interest-bearing demand deposits, money market accounts and other borrowed funds. Interest expense on certificates and brokered deposits decreased $2.9 million, or 41.6%, due to a decline of 53 bps in the cost of these deposits, as well as a $293.6 million, or 19.3%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in interest expense related to interest-bearing demand deposits was due primarily to approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship. The $0.1 million, or 8.1%, increase in interest expense related to money market accounts was driven primarily by an increase of $84.8 million, or 6.2%, in the average balance of these deposits. Average money market balances increased from the prior year period due primarily to targeted digital marketing efforts to grow small business accounts, as well as consumers, small businesses and commercial clients increasing their cash balances due in part to the economic uncertainty resulting from COVID-19. The increase in interest expense associated with other borrowed funds was due primarily to an increase of $34.2 million, or 48.8%, in the average balance of subordinated debt, partially offset by a 213 bp decrease in the cost of subordinated debt resulting from the issuance of the 2031 Notes and the redemption of the 2026 Notes.

Overall, the cost of total interest-bearing liabilities for the first quarter 2022 declined 27 bps to 1.13% from 1.40% for the first quarter 2021. Declines in the cost of funds were due mainly to higher cost certificates and brokered deposits maturing without renewal or being renewed at lower rates. Furthermore, a shift in the deposit composition from certificates and brokered deposits to lower cost non-maturity deposit accounts also contributed to the decline in the cost of deposit funding.

Net interest margin (“NIM”) was 2.56% for the first quarter 2022 compared to 2.04% for the first quarter 2021, an increase of 52 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.69% for the first quarter 2022 compared to 2.18% for the first quarter 2021, an increase of 51 bps.
The increase in first quarter 2022 NIM and FTE NIM compared to the first quarter 2021 reflects the decrease in the cost of funds and increase in earning asset yields noted above.

The Company expects deposit costs to remain relatively stable for most of 2022. Given the significant on-balance sheet liquidity across the industry, we don’t believe increases in market interest rates will have a significant impact on our deposit pricing in the near term.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Service charges and fees	$316	$292	$276	$280	$266
Loan servicing revenue	585	544	511	457	422
Loan servicing asset revaluation	(297)	(400)	(274)	(240)	(155)
Mortgage banking activities	1,873	2,776	3,850	2,674	5,750
Gain on sale of loans	3,845	4,137	2,719	3,019	1,723
Gain on sale of premises and equipment	—	—	—	2,523	—
Other	498	345	731	249	369
Total noninterest income	$6,820	$7,694	$7,813	$8,962	$8,375

During the first quarter 2022, noninterest income was $6.8 million, representing a decrease of $1.6 million, or 18.6%, compared to $8.4 million for the first quarter 2021. The decrease in noninterest income was due primarily to a decrease in revenue from mortgage banking activities, partially offset by an increase in gain on sale of loans. The decline in mortgage banking revenue in the first quarter 2022 compared to the first quarter 2021 was due primarily to decreases in interest rate locks, sold loan volumes and gain on sale margins. The increase in gain on sale of loans was due to an increase in the volume of U.S. SBA 7(a) guaranteed loan sales, as well as a $0.4 million gain on sale on the sale of $14.4 million of single tenant lease financing loans.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Salaries and employee benefits	$9,878	$10,183	$9,316	$9,232	$9,492
Marketing, advertising and promotion	756	896	813	872	680
Consulting and professional services	1,925	1,262	728	1,078	986
Data processing	449	425	380	382	462
Loan expenses	1,582	654	383	541	534
Premises and equipment	2,540	2,188	1,687	1,587	1,601
Deposit insurance premium	281	283	230	275	425
Other	1,369	1,064	914	1,108	1,137
Total noninterest expense	$18,780	$16,955	$14,451	$15,075	$15,317

Noninterest expense for the first quarter 2022 was $18.8 million, compared to $15.3 million for the first quarter 2021. The increase of $3.5 million, or 22.6%, was due primarily to increases of $1.0 million in loan expenses, $0.9 million in premises and equipment, $0.9 million in consulting and professional services, $0.4 million in salaries and employee benefits and $0.2 million in other expense. The increase in loan expenses was driven primarily by servicing fees related to tax refund advance loans. The increase in premises and equipment was primarily related to costs associated with the Company’s new corporate headquarters. The increase in consulting and professional services was due primarily to a nonrecurring consulting fee and acquisition-related expenses. The increase in salaries and employee benefits was due mainly to increased headcount and small business lending incentive compensation, partially offset by a decrease in mortgage banking incentive compensation and lower employee benefits costs.

Income tax provision was $1.8 million for the first quarter 2022, resulting in an effective tax rate of 13.8%, compared to a tax provision of $1.9 million for the first quarter 2021 and an effective tax rate of 15.1%.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total assets	$4,225,397	$4,210,994	$4,252,292	$4,204,642	$4,188,570
Loans	2,880,780	2,887,662	2,936,148	2,957,608	3,058,694
Total securities	628,658	662,609	696,136	729,178	530,566
Loans held-for-sale	33,991	47,745	43,970	27,587	30,235
Noninterest-bearing deposits	119,196	117,531	110,117	113,996	100,700
Interest-bearing deposits	3,098,783	3,061,428	3,114,478	3,092,151	3,116,903
Total deposits	3,217,979	3,178,959	3,224,595	3,206,147	3,217,603
Advances from Federal Home Loan Bank	514,923	514,922	514,920	514,919	514,917
Total shareholders’ equity	374,655	380,338	370,442	358,641	344,566

Total assets increased $14.4 million, or 0.3%, to $4.2 billion at March 31, 2022 compared to $4.2 billion at December 31, 2021.

As of March 31, 2022, total shareholders’ equity was $374.7 million, a decrease of $5.7 million, or 1.5%, compared to December 31, 2021, due primarily to an increase in accumulated other comprehensive loss resulting from a decline in the value of the available-for-sale securities portfolio following the rapid rise in interest rates during the quarter, as well as stock repurchase activity during the quarter. This was partially offset by the net income earned during the quarter and an increase in the value of interest rate swaps classified as cash flow hedges. Tangible common equity totaled $370.0 million as of March 31, 2022, representing a decrease of $5.7 million, or 1.5%, compared to December 31, 2021. The ratio of total shareholders’ equity to total assets decreased to 8.87% as of March 31, 2022 from 9.03% as of December 31, 2021, and the ratio of tangible common equity to tangible assets decreased to 8.77% as of March 31, 2022 from 8.93% as of December 31, 2021.

Book value per common share decreased 0.8% to $38.69 as of March 31, 2022 from $38.99 as of December 31, 2021. Tangible book value per share decreased 0.8% to $38.21 as of March 31, 2022 from $38.51 as of December 31, 2021. The decline in both book value per common share and tangible book value per share reflects the decline in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
Commercial loans
Commercial and industrial	$99,808	3.5%	$96,008	3.3%	$107,142	3.6%	$96,203	3.3%	$71,835	2.3%
Owner-occupied commercial real estate	56,752	2.0%	66,732	2.3%	84,819	2.9%	87,136	2.9%	87,930	2.9%
Investor commercial real estate	34,627	1.2%	28,019	1.0%	28,505	1.0%	28,871	1.0%	14,832	0.5%
Construction	149,662	5.2%	136,619	4.7%	115,414	3.9%	117,970	4.0%	123,483	4.0%
Single tenant lease financing	852,519	29.6%	865,854	30.0%	921,998	31.5%	913,115	30.9%	941,322	30.8%
Public finance	587,817	20.4%	592,665	20.5%	601,738	20.5%	612,138	20.7%	637,600	20.8%
Healthcare finance	354,574	12.3%	387,852	13.4%	417,388	14.2%	455,890	15.3%	510,237	16.8%
Small business lending	97,040	3.4%	108,666	3.8%	102,889	3.5%	123,293	4.2%	132,490	4.3%
Franchise finance	107,246	3.7%	81,448	2.8%	25,598	0.9%	—	0.0%	—	0.0%
Total commercial loans	2,340,045	81.3%	2,363,863	81.8%	2,405,491	82.0%	2,434,616	82.3%	2,519,729	82.4%
Consumer loans
Residential mortgage	191,153	6.6%	186,770	6.5%	188,750	6.4%	177,148	6.0%	190,148	6.2%
Home equity	18,100	0.6%	17,665	0.6%	17,960	0.6%	17,510	0.6%	17,949	0.6%
Other consumer	270,330	9.4%	265,478	9.2%	268,396	9.1%	271,796	9.2%	270,209	8.8%
Tax refund advance loans	9,177	0.3%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Total consumer loans	488,760	16.9%	469,913	16.3%	475,106	16.1%	466,454	15.8%	478,306	15.6%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	51,975	1.8%	53,886	1.9%	55,551	1.9%	56,538	1.9%	60,659	2.0%
Total loans	2,880,780	100.0%	2,887,662	100.0%	2,936,148	100.0%	2,957,608	100.0%	3,058,694	100.0%
Allowance for loan losses	(28,251)		(27,841)		(28,000)		(28,066)		(30,642)
Net loans	$2,852,529		$2,859,821		$2,908,148		$2,929,542		$3,028,052

(1) Includes carrying value adjustments of $36.4 million, $37.5 million, $38.9 million, $40.4 million and $41.6 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2022, December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, respectively.

Total loans were $2.9 billion as of March 31, 2022, a decrease of $6.9 million, or 0.2%, compared to December 31, 2021. Total commercial loan balances were $2.3 billion as of March 31, 2022, down $23.8 million, or 1.0%, from December 31, 2021. Total consumer loan balances were $488.8 million as of March 31, 2022, an increase of $18.8 million, or 4.0%, compared to December 31, 2021. Compared to December 31, 2021, the decline in commercial loan balances was driven largely by net payoffs in healthcare finance, small business lending, which included PPP repayment as well as some prepayments and sales of seasoned loans, owner-occupied commercial real estate and public finance loans, as well as the sale of $14.4 million of single tenant lease financing loans. This decline was partially offset by growth in franchise finance, construction, investor commercial real estate and commercial and industrial loan balances. The increase in consumer loans was due to higher balances in the residential mortgage, recreational vehicles and trailers loan portfolios, as well as the remaining outstanding balance of tax refund advance loans originated during the first quarter 2022.

Franchise finance was established in July 2021 in partnership with ApplePie Capital, a leading provider of growth financing to franchisees in various industry segments across the country. Through this relationship, we began funding portfolio loans in 2021 and as of March 31, 2022, we have funded a total of $107.4 million in loans. Also, the Company funded $184.2 million of tax refund advance loans during the first quarter of 2022 and received repayments of $173.6 million. At quarter end, $9.2 million of balances remained outstanding on the tax refund advance loans.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Nonaccrual loans
Commercial loans:
Commercial and industrial	$610	$674	$678	$692	$1,002
Owner-occupied commercial real estate	3,267	3,419	3,429	3,487	4,266
Single tenant lease financing	1,092	1,100	1,100	2,373	7,080
Small business lending (1)	881	959	1,351	1,209	865
Total commercial loans	5,850	6,152	6,558	7,761	13,213
Consumer loans:
Residential mortgage	1,207	1,226	1,253	1,253	1,120
Home equity	14	14	14	14	15
Other consumer	13	9	26	10	23
Total consumer loans	1,234	1,249	1,293	1,277	1,158
Total nonaccrual loans	7,084	7,401	7,851	9,038	14,371

Past Due 90 days and accruing loans
Commercial loans:
Commercial and industrial	—	—	—	—	278
Total commercial loans	—	—	—	—	278
Total past due 90 days and accruing loans	—	—	—	—	278

Total nonperforming loans	7,084	7,401	7,851	9,038	14,649

Other real estate owned
Single tenant lease financing	—	1,188	1,188	1,188	—
Residential mortgage	—	—	—	112	—
Total other real estate owned	—	1,188	1,188	1,300	—

Other nonperforming assets	1	29	—	—	29

Total nonperforming assets	$7,085	$8,618	$9,039	$10,338	$14,678

Total nonperforming loans to total loans(2)	0.25%	0.26%	0.27%	0.31%	0.48%
Total nonperforming assets to total assets(2)	0.17%	0.20%	0.21%	0.25%	0.35%
Allowance for loan losses to total loans	0.98%	0.96%	0.95%	0.95%	1.00%
Nonaccrual loans to total loans	0.25%	0.26%	0.27%	0.31%	0.47%
Allowance for loan losses to nonperforming loans(2)	398.8%	376.2%	356.6%	310.5%	209.2%

1 Balance represents U.S. government guaranteed loans.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Troubled debt restructurings – nonaccrual	$2,440	$2,492	$2,550	$2,581	$2,606
Troubled debt restructurings – performing	2,418	1,693	843	1,179	1,187
Total troubled debt restructurings	$4,858	$4,185	$3,393	$3,760	$3,793

The decline in nonperforming loans of $0.3 million, or 4.3%, to $7.1 million as of March 31, 2022 compared to $7.4 million as of December 31, 2021 was due primarily to repayment activity in the small business lending, owner-occupied commercial real estate and commercial and industrial loan portfolios.

Total nonperforming assets decreased $1.5 million, or 17.8%, as of March 31, 2022 compared to December 31, 2021, due primarily to the $0.3 million decrease in nonperforming loans discussed above, as well as the decline in other real estate owned (“OREO”) discussed below. The ratio of nonperforming loans to total loans decreased to 0.25% as of March 31, 2022 compared to 0.26% as of December 31, 2021, and the ratio of nonperforming assets to total assets decreased to 0.17% as of March 31, 2022 compared to 0.20% as of December 31, 2021.

Total TDRs as of March 31, 2022 were $4.9 million, up $0.7 million from December 31, 2021. The increase was driven by one residential mortgage loan that became a TDR during the first quarter 2022.

    As of December 31, 2021, the Company had one single tenant lease financing property in OREO with a carrying value of $1.2 million. During the first quarter 2022, the Company reached a settlement agreement with the guarantor, which resulted in the Company recovering $1.2 million in excess of the carrying value of OREO. As of March 31, 2022, the Company did not own any OREO.

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

    In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of March 31, 2022, the Company had seven loans totaling $9.8 million in non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the U.S. Small Business Administration (“SBA”) and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforce in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. The Company received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in December 2020 and 100% of loan balances have been forgiven as of December 31, 2021.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during 2021, and it is being deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021 and 99% of loan balances have been forgiven as of March 31, 2022.

The Company anticipates that the majority of the PPP loans will ultimately be forgiven, in whole or in part, by the SBA in accordance with the terms of the program. Management anticipates that loan forgiveness applications will continue throughout 2022.

The following table provides a rollforward of the activity of PPP loans through March 31, 2022.

(in thousands)	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(634)	(75,377)
Net deferred fees recognized			(1,624)
Balance, December 31, 2021	23	3,152	99
Originated	—	—	—
Principal repaid	(18)	(2,149)
Net deferred fees recognized		—	(75)
Balance, March 31, 2022	5	$1,003	$24

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Balance, beginning of period	$27,841	$28,000	$28,066	$30,642	$29,484
Provision (credit) charged to expense	791	(238)	(29)	21	1,276
Losses charged off
Commercial and industrial	—	—	—	28	—
Single tenant lease financing	—	—	—	2,392	—
Small business lending	80	—	10	133	79
Residential mortgage	—	—	—	6	—
Home equity	—	—	—	—	51
Other consumer	163	106	110	131	181
Tax refund advance loans	1,488	—	—	—	—
Total losses charged off	1,731	106	120	2,690	311
Recoveries
Commercial and industrial	—	3	2	2	82
Single tenant lease financing	1,231	—	—	—	—
Small business lending	17	48	26	2	4
Residential mortgage	1	51	3	4	5
Home equity	2	2	2	1	2
Other consumer	99	81	50	84	100
Total losses charged off	1,350	185	83	93	193
Balance, end of period	$28,251	$27,841	$28,000	$28,066	$30,642

Net charge-offs (recoveries)	$381	$(79)	$37	$2,597	$118

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	(0.01%)	(0.01%)	0.14%	(0.49%)
Single tenant lease financing	(0.58%)	0.00%	0.00%	1.04%	0.00%
Small business lending	0.23%	(0.17%)	(0.05%)	0.35%	0.20%
Total commercial net charge-offs (recoveries)	(0.20%)	(0.01%)	0.00%	0.42%	0.00%
Residential mortgage	0.00%	(0.11%)	(0.01%)	0.00%	(0.01%)
Home equity	(0.04%)	(0.04%)	(0.05%)	(0.02%)	1.04%
Other consumer	0.40%	0.28%	0.24%	0.32%	0.42%
Tax refund advance loans	9.97%	0.00%	0.00%	0.00%	0.00%
Total consumer net charge-offs (recoveries)	0.05%	(0.01%)	0.01%	0.35%	0.02%
Total net charge-offs (recoveries), excluding tax refund advance loans	(0.16%)	(0.01%)	0.01%	0.35%	0.02%

    The allowance for loan losses was $28.3 million as of March 31, 2022, compared to $27.8 million as of December 31, 2021. The allowance for loan losses as a percentage of total loans, including and excluding PPP loans, was 0.98% at March 31, 2022, compared to 0.96%, or 0.97% when excluding PPP loans, at December 31, 2021. The allowance for loan losses as a percentage of nonperforming loans increased to 398.8% as of March 31, 2022, compared to 376.2% as of December 31, 2021.

Net charge-offs of $0.4 million were recognized during the first quarter 2022, resulting in net charge-offs to average loans of 0.05%, compared to net charge-offs to average loans of 0.02% for the first quarter 2021. Excluding $1.5 million of net charge-offs related to tax refund advance loans, net recoveries of $1.1 million were recognized during the first quarter 2022, resulting in net recoveries to average loans of 0.16%.

The provision for loan losses in the first quarter 2022 was $0.8 million, compared to $1.3 million for the first quarter 2021. The provision for the first quarter 2022 was driven by the provision related to tax refund advance loans, which totaled $1.8 million, and, to a lesser extent, adjustments to qualitative factors that increased the overall allowance as a percentage of loans. This was partially offset by a $1.2 million recovery on a single tenant lease financing relationship that previously had been partially charged-off with the remaining balance transferred to other real estate owned.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$45,335	$50,013	$53,380	$57,984	$60,815
Municipal securities	72,420	75,158	76,528	77,364	79,168
Agency mortgage-backed securities - residential	276,392	377,928	398,504	410,971	197,326
Agency mortgage-backed securities - commercial	24,815	36,024	34,109	34,924	32,655
Private label mortgage-backed securities - residential	15,090	15,902	19,997	29,003	40,550
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	47,580	46,482	48,460	48,447	48,433
Total available-for-sale	486,632	606,507	635,978	663,693	463,947
Securities held-to-maturity
Municipal securities	13,981	13,992	14,538	14,549	14,560
Agency mortgage-backed securities - residential	95,982	—	—	—	—
Agency mortgage-backed securities - commercial	5,847	—	—	—	—
Corporate securities	47,560	45,573	47,591	51,110	53,630
Total held-to-maturity	163,370	59,565	62,129	65,659	68,190
Total securities	$650,002	$666,072	$698,107	$729,352	$532,137

(in thousands)
Approximate Fair Value	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$43,847	$49,040	$52,455	$57,135	$59,478
Municipal securities	72,804	77,033	77,450	78,438	79,208
Agency mortgage-backed securities - residential	257,682	373,236	395,105	408,710	195,514
Agency mortgage-backed securities - commercial	24,156	36,326	34,780	35,784	33,304
Private label mortgage-backed securities - residential	14,818	16,021	20,235	29,363	41,106
Asset-backed securities	4,986	5,004	5,005	5,005	5,006
Corporate securities	46,995	46,384	48,977	49,084	48,760
Total available-for-sale	465,288	603,044	634,007	663,519	462,376
Securities held-to-maturity
Municipal securities	14,093	14,709	15,319	15,373	15,109
Agency mortgage-backed securities - residential	92,939	—	—	—	—
Agency mortgage-backed securities - commercial	5,420	—	—	—	—
Corporate securities	47,519	46,759	49,018	52,685	54,274
Total held-to-maturity	159,971	61,468	64,337	68,058	69,383
Total securities	$625,259	$664,512	$698,344	$731,577	$531,759

The approximate fair value of available-for-sale investment securities decreased $137.8 million, or 22.8%, to $465.3 million as of March 31, 2022, compared to $603.0 million as of December 31, 2021. The decrease was due primarily to a decrease of $115.6 million in agency mortgage-backed securities - residential, a decrease of $12.2 million in agency mortgage-

backed securities - commercial and a decrease of $5.2 million in U.S. Government-sponsored agencies. The decrease in agency mortgage-backed securities - residential and agency mortgage-backed securities - commercial was due primarily to the transfer of $96.2 million of these securities from available-for-sale to held-to-maturity in the first quarter 2022, as well as a decline in fair value resulting from the rapid rise in interest rates during the quarter. The decreases in other securities types were also driven by a decline in value resulting from the rapid rise in interest rates.

Accrued Income and Other Assets

    Accrued income and other assets decreased $12.4 million, or 26.4%, to $34.5 million at March 31, 2022 compared to $46.9 million at December 31, 2021. The decrease was primarily related to a decrease of $12.9 million in cash pledged as collateral. As of these dates, the Company pledged $2.7 million and $15.7 million, respectively, of cash collateral to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities were $12.0 million at March 31, 2022 compared to $30.5 million at December 31, 2021. The decrease in accrued expenses and other liabilities was due primarily to decreases of $11.4 million, or 79.6%, in derivative liabilities, a $3.8 million decrease in accrued taxes payable and a $2.3 million decrease in accrued bonuses.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
Noninterest-bearing deposits	$119,197	3.7%	$117,531	3.7%	$110,117	3.4%	$113,996	3.6%	$100,700	3.1%
Interest-bearing demand deposits	334,723	10.4%	247,967	7.8%	201,557	6.3%	196,841	6.1%	186,015	5.8%
Savings accounts	66,320	2.1%	59,998	1.9%	66,762	2.1%	56,298	1.8%	51,251	1.6%
Money market accounts	1,475,857	45.8%	1,483,936	46.7%	1,479,358	45.8%	1,432,355	44.6%	1,397,449	43.4%
BaaS - brokered deposits	50,006	1.6%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Certificates of deposits	889,789	27.6%	970,107	30.5%	1,043,898	32.4%	1,087,350	33.9%	1,174,764	36.5%
Brokered deposits	282,087	8.8%	299,420	9.4%	322,903	10.0%	319,307	10.0%	307,424	9.6%
Total deposits	$3,217,979	100.0%	$3,178,959	100.0%	$3,224,595	100.0%	$3,206,147	100.0%	$3,217,603	100.0%

Total deposits increased $39.0 million, or 1.2%, to $3.2 billion as of March 31, 2022, compared to $3.2 billion as of December 31, 2021. This increase was due primarily to an increase of $86.8 million, or 35.0%, in interest-bearing demand deposits, $50.0 million in BaaS brokered deposits, and $6.3 million, or 10.5%, in savings accounts, partially offset by decreases of $80.3 million, or 8.3%, in certificates of deposits, $17.3 million, or 5.8%, in brokered deposits, and $8.1 million, or 0.5%, in money market accounts. The increase in the balance of interest-bearing demand deposits was due primarily to approximately $100 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship. Additionally, the Company generated $50.0 million of new BaaS deposits during the quarter at a cost of 0.20%. Aside from these two new deposit relationships, the balance and cost of non-maturity deposits remained relatively stable from the end of 2021. The decrease in the balance of certificates of deposits was due to the maturity of higher cost balances and reduced pricing strategies designed to limit the volume of new production.

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

The following tables present actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2022 and December 31, 2021, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,255	13.16%	$207,661	7.00%	N/A	N/A
Bank	445,240	15.03%	207,347	7.00%	$192,537	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,255	13.16%	252,160	8.50%	N/A	N/A
Bank	445,240	15.03%	251,779	8.50%	236,968	8.00%
Total capital to risk-weighted assets
Consolidated	522,812	17.62%	311,492	10.50%	N/A	N/A
Bank	473,491	15.99%	311,021	10.50%	296,210	10.00%
Leverage ratio
Consolidated	390,255	9.26%	168,584	4.00%	N/A	N/A
Bank	445,240	10.57%	168,420	4.00%	210,524	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,499	12.93%	$208,202	7.00%	N/A	N/A
Bank	432,181	14.55%	207,913	7.00%	$193,062	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	384,499	12.93%	252,817	8.50%	N/A	N/A
Bank	432,181	14.55%	252,466	8.50%	237,615	8.00%
Total capital to risk-weighted assets
Consolidated	516,571	17.37%	312,303	10.50%	N/A	N/A
Bank	460,022	15.49%	311,870	10.50%	297,019	10.00%
Leverage ratio
Consolidated	384,499	9.22%	166,824	4.00%	N/A	N/A
Bank	432,181	10.37%	166,693	4.00%	208,366	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 18, 2022 to shareholders of record as of March 31, 2022. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including its results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2022, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by its 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On October 20, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. The Company repurchased 100,000 shares under this program during 2021 and 103,703 shares under this program during the first quarter 2022. The stock repurchase authorization is scheduled to expire on December 31, 2022. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue in the future, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. See Part II, Item 2, of this report for information regarding recent repurchase activity and our remaining authority under the program.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2022, on a consolidated basis, the Company had $982.8 million in cash and cash equivalents and investment securities available-for-sale and $34.0 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2022, the Bank had the ability to borrow an additional $526.5 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2022, the Company, on an unconsolidated basis, had $44.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2022, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $304.8 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2022 totaled $623.9 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, adjusted total interest income - FTE, net interest income - FTE, adjusted net interest income, adjusted net interest income - FTE, net interest margin - FTE, adjusted net interest margin, adjusted net interest margin - FTE, (benefit) provision for loan losses, excluding tax refund advance loans, average loans, excluding tax refund advance loans, net (recoveries) charge-offs to average loans, excluding tax refund advance loans, loans, excluding PPP loans, allowance for loan losses to loans, excluding PPP loans, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted effective income tax rate, income before income taxes, excluding tax refund advance loans, income tax provision, excluding tax refund advance loans, and net income, excluding tax refund advance loans are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total equity - GAAP	$374,655	$380,338	$370,442	$358,641	$344,566
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$369,968	$375,651	$365,755	$353,954	$339,879

Total assets - GAAP	$4,225,397	$4,210,994	$4,252,292	$4,204,642	$4,188,570
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,220,710	$4,206,307	$4,247,605	$4,199,955	$4,183,883

Common shares outstanding	9,683,727	9,754,455	9,854,153	9,854,153	9,823,831

Book value per common share	$38.69	$38.99	$37.59	$36.39	$35.07
Effect of goodwill	(0.48)	(0.48)	(0.47)	(0.47)	(0.47)
Tangible book value per common share	$38.21	$38.51	$37.12	$35.92	$34.60

Total shareholders’ equity to assets	8.87%	9.03%	8.71%	8.53%	8.23%
Effect of goodwill	(0.10%)	(0.10%)	(0.10%)	(0.10%)	(0.11%)
Tangible common equity to tangible assets	8.77%	8.93%	8.61%	8.43%	8.12%

Total average equity - GAAP	$380,767	$376,832	$366,187	$352,894	$335,968
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$376,080	$372,145	$361,500	$348,207	$331,281

Return on average shareholders’ equity	11.94%	13.14%	13.10%	14.88%	12.61%
Effect of goodwill	0.15%	0.16%	0.17%	0.21%	0.18%
Return on average tangible common equity	12.09%	13.30%	13.27%	15.09%	12.79%

(dollars in thousands)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total interest income	$36,034	$34,192	$33,034	$33,377	$33,280
Adjustments:
Fully-taxable equivalent adjustments [1]	1,314	1,348	1,356	1,394	1,356
Total interest income - FTE	$37,348	$35,540	$34,390	$34,771	$34,636

Total interest income - FTE	$37,348	$35,540	$34,390	$34,771	$34,636
Adjustments:
Income from tax refund advance loans	(2,864)	—	—	—	—
Adjusted total interest income - FTE	$34,484	$35,540	$34,390	$34,771	$34,636

Net interest income	$25,750	$23,505	$20,919	$21,607	$20,525
Adjustments:
Fully-taxable equivalent adjustments [1]	1,314	1,348	1,356	1,394	1,356
Net interest income - FTE	$27,064	$24,853	$22,275	$23,001	$21,881

Net interest income	$25,750	$23,505	$20,919	$21,607	$20,525
Adjustments:
Subordinated debt redemption cost	—	—	810	—	—
Income from tax refund advance loans	(2,864)	—	—	—	—
Adjusted net interest income	$22,886	$23,505	$20,919	$21,607	$20,525

Net interest income	$25,750	$23,505	$20,919	$21,607	$20,525
Adjustments:
Fully-taxable equivalent adjustments [1]	1,314	1,348	1,356	1,394	1,356
Subordinated debt redemption cost	—	—	810	—	—
Income from tax refund advance loans	(2,864)	—	—	—	—
Adjusted net interest income - FTE	$24,200	$24,853	$22,275	$23,001	$21,881
[1] Assuming a 21% tax rate

(dollars in thousands)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net interest margin	2.56%	2.30%	2.00%	2.11%	2.04%
Effect of fully-taxable equivalent adjustments [1]	0.13%	0.13%	0.13%	0.14%	0.14%
Net interest margin - FTE	2.69%	2.43%	2.13%	2.25%	2.18%

Net interest margin	2.56%	2.30%	2.00%	2.11%	2.04%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.08%	0.00%	0.00%
Effect of income from tax refund advance loans	(0.28%)	0.00%	0.00%	0.00%	0.00%
Adjusted net interest margin	2.28%	2.30%	2.08%	2.11%	2.04%

Net interest margin	2.56%	2.30%	2.00%	2.11%	2.04%
Effect of fully-taxable equivalent adjustments	0.13%	0.13%	0.13%	0.14%	0.14%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.08%	0.00%	0.00%
Effect of income from tax refund advance loans	(0.28%)	0.00%	0.00%	0.00%	0.00%
Adjusted net interest margin - FTE	2.41%	2.43%	2.21%	2.25%	2.18%

Provision (benefit) for loan losses	$791	$(238)	$(29)	$21	$1,276
Adjustments:
Provision for tax refund advance loans losses	(1,842)	—	—	—	—
(Benefit) provision for loan losses, excluding tax refund advance loans	$(1,051)	$(238)	$(29)	$21	$1,276

Average loans	$2,947,924	$2,914,858	$2,933,654	$2,994,850	$3,047,915
Adjustments:
Average tax refund advance loans	(60,499)	—	—	—	—
Average loans, excluding tax refund advance loans	$2,887,425	$2,914,858	$2,933,654	$2,994,850	$3,047,915

Net charge-offs (recoveries) to average loans	0.05%	(0.01%)	0.01%	0.35%	0.02%
Adjustments:
Effect of tax refund advance lending net charge-offs to average loans	(0.21%)	0.00%	0.00%	0.00%	0.00%
Net (recoveries) charge-offs to average loans, excluding tax refund advance loans	(0.16%)	(0.01%)	0.01%	0.35%	0.02%

Allowance for loan losses	$28,251	$27,841	$28,000	$28,066	$30,642

Loans	$2,880,780	$2,887,662	$2,936,148	$2,957,608	$3,058,694
Adjustments:
PPP loans	(1,003)	(3,152)	(14,981)	(39,682)	(53,365)
Loans, excluding PPP loans	$2,879,777	$2,884,510	$2,921,167	$2,917,926	$3,005,329

Allowance for loan losses to loans	0.98%	0.96%	0.95%	0.95%	1.00%
Effect of PPP loans	0.00%	0.01%	0.01%	0.01%	0.02%
Allowance for loan losses to loans, excluding PPP loans	0.98%	0.97%	0.96%	0.96%	1.02%

1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Noninterest expense - GAAP	$18,780	$16,955	$14,451	$15,075	$15,317
Adjustments:
Acquisition-related expenses	(170)	(163)	—	—	—
IT termination fee	—	(475)	—	—	—
Nonrecurring consulting fee	(875)	—	—	—	—
Adjusted noninterest expense	$17,735	$16,317	$14,451	$15,075	$15,317

Income before income taxes - GAAP	$12,999	$14,482	$14,310	$15,473	$12,307
Adjustments:
Acquisition-related expenses	170	163	—	—	—
IT termination fee	—	475	—	—	—
Gain on sale of premises and equipment	—	—	—	(2,523)	—
Subordinated debt redemption cost	—	—	810	—	—
Nonrecurring consulting fee	875	—	—	—	—
Adjusted income before income taxes	$14,044	$15,120	$15,120	$12,950	$12,307

Income tax provision - GAAP	$1,790	$2,004	$2,220	$2,377	$1,857
Adjustments:
Acquisition-related expenses	36	34	—	—	—
IT termination fee	—	100	—	—	—
Gain on sale of premises and equipment	—	—	—	(530)	—
Subordinated debt redemption cost	—	—	170	—	—
Nonrecurring consulting fee	184	—	—	—	—
Adjusted income tax provision	$2,010	$2,138	$2,390	$1,847	$1,857

Net income - GAAP	$11,209	$12,478	$12,090	$13,096	$10,450
Adjustments:
Acquisition-related expenses	134	129	—	—	—
IT termination fee	—	375	—	—	—
Gain on sale of premises and equipment	—	—	—	(1,993)	—
Subordinated debt redemption cost	—	—	640	—	—
Nonrecurring consulting fee	691	—	—	—	—
Adjusted net income	$12,034	$12,982	$12,730	$11,103	$10,450

Diluted average common shares outstanding	9,870,394	9,989,951	9,988,102	9,981,422	9,963,036

Diluted earnings per share - GAAP	$1.14	$1.25	$1.21	$1.31	$1.05
Adjustments:
Effect of acquisition-related expenses	0.01	0.01	—	—	—
Effect of IT termination fee	—	0.04	—	—	—
Effect of gain on sale of premises and equipment	—	—	—	(0.20)	—
Effect of subordinated debt redemption cost	—	—	0.06	—	—
Effect of nonrecurring consulting fee	0.07	—	—	—	—
Adjusted diluted earnings per share	$1.22	$1.30	$1.27	$1.11	$1.05

Return on average assets	1.08%	1.19%	1.12%	1.25%	1.02%
Effect of acquisition-related expenses	0.01%	0.01%	0.00%	0.00%	0.00%
Effect of IT termination fee	0.00%	0.04%	0.00%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	(0.19%)	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.06%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.07%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average assets	1.16%	1.24%	1.18%	1.06%	1.02%

(dollars in thousands)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Return on average shareholders' equity	11.94%	13.14%	13.10%	14.88%	12.61%
Effect of acquisition-related expenses	0.14%	0.14%	0.00%	0.00%	0.00%
Effect of IT termination fee	0.00%	0.39%	0.00%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	(2.26%)	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.69%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.74%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	12.82%	13.67%	13.79%	12.62%	12.61%

Return on average tangible common equity	12.09%	13.30%	13.27%	15.09%	12.79%
Effect of acquisition-related expenses	0.14%	0.14%	0.00%	0.00%	0.00%
Effect of IT termination fee	0.00%	0.40%	0.00%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	(2.30%)	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.70%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.75%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	12.98%	13.84%	13.97%	12.79%	12.79%

Effective income tax rate	13.8%	13.8%	15.5%	15.4%	15.1%
Effect of acquisition-related expenses	0.3%	0.1%	0.0%	0.0%	0.0%
Effect of IT termination fee	0.0%	0.2%	0.0%	0.0%	0.0%
Effect of gain on sale of premises and equipment	0.0%	0.0%	0.0%	(1.1%)	0.0%
Effect of subordinated debt redemption cost	0.0%	0.0%	0.3%	0.0%	0.0%
Effect of nonrecurring consulting fee	1.3%	0.0%	0.0%	0.0%	0.0%
Adjusted effective income tax rate	15.4%	14.1%	15.8%	14.3%	15.1%

Income before income taxes - GAAP	$12,999	$14,482	$14,310	$15,473	$12,307
Adjustments:
Income from tax refund advance lending	(2,864)	—	—	—	—
Provision for tax refund advance loans losses	1,842	—	—	—	—
Tax refund advance lending servicing fee	921	—	—	—	—
Income before income taxes, excluding tax refund advance loans	$12,898	$14,482	$14,310	$15,473	12,307

Income tax provision - GAAP	$1,790	$2,004	$2,220	$2,377	$1,857
Adjustments:
Income from tax refund advance lending	(601)	—	—	—	—
Provision for tax refund advance loans losses	387	—	—	—	—
Tax refund advance lending servicing fee	193	—	—	—	—
Income tax provision, excluding tax refund advance loans	$1,769	$2,004	$2,220	$2,377	$1,857

Net income - GAAP	$11,209	$12,478	$12,090	$13,096	$10,450
Adjustments:
Income from tax refund advance lending	(2,263)	—	—	—	—
Provision for tax refund advance loans losses	1,455	—	—	—	—
Tax refund advance lending servicing fee	728	—	—	—	—
Net income, excluding tax refund advance loans	$11,129	$12,478	$12,090	$13,096	$10,450

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both March 31, 2022 and December 31, 2021, the Company had interest rate swaps with notional amounts of $260.0 million. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2022 and December 31, 2021, the Company had commitments to sell residential real estate loans of $56.8 million and $72.8 million, respectively. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. The Company continually models its NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. The Company utilizes implied forward rates as its base case scenario which reflects market expectations for interest rates over the next 24 months. Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2022, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	1.59%	N/A	(3.25%)	(5.55%)
NII - Year 2	2.19%	0.54%	(2.61%)	(4.63%)
EVE	0.73%	N/A	(4.33%)	(9.99%)

To supplement the instantaneous rate shocks required by regulatory guidance, the Company also calculates its interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2022, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve month period:

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.25%	N/A	(1.51%)	(2.05%)
NII - Year 2	1.19%	0.54%	(2.52%)	(4.36%)
EVE	0.56%	N/A	(4.46%)	(10.41%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2022. Under this program, the Company repurchased 103,703 shares of common stock during the first quarter of 2022 at an average price of $49.35 per share. The Company has repurchased a total of 203,703 shares at an average price of $46.90 per share under the program through March 31, 2022. Subsequent to March 31, 2022, the Company repurchased 76,171 shares at an average price of $39.69 per share, resulting in a total amount of $12.6 million repurchased thus far with $17.4 million of remaining authority under the program.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the first quarter 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
January 1, 2022 - January 31, 2022	71,185	$49.32	71,185	$22,053
February 1, 2022 - February 28, 2022	28,815	50.22	28,815	20,605
March 1 2022 - March 31, 2022	3,703	43.02	3,703	20,446
Total	103,703		103,703

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan*	Filed Electronically
10.2	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan*	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically

*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

5/9/2022	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

5/9/2022	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)