Form 10-Q
period 2022-06-30
First Internet Bancorp
filed 2022-08-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022
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

As of August 5, 2022, the registrant had 9,408,151 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: the continued or potential effects of a global pandemic and related variants and mutations and other adverse public health developments on the economy, our business and operations and the business and operations of our vendors and customers; the conflict in Ukraine and potential adverse global economic effects; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our plans to continue originating and growing loan portfolio, which may carry greater risks of non-payment or other unfavorable consequences; our dependence on capital distributions from First Internet Bank of Indiana (“the Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$6,155	$7,492
Interest-bearing deposits	201,798	435,468
Total cash and cash equivalents	207,953	442,960
Securities available-for-sale, at fair value (amortized cost of $462,228 and $606,507 in 2022 and 2021, respectively)	425,489	603,044
Securities held-to-maturity, at amortized cost (fair value of $174,019 and $61,468 in 2022 and 2021, respectively)	185,113	59,565
Loans held-for-sale (includes $17,072 and $23,233 at fair value in 2022 and 2021, respectively)	31,580	47,745
Loans	3,082,127	2,887,662
Allowance for loan losses	(29,153)	(27,841)
Net loans	3,052,974	2,859,821
Accrued interest receivable	17,466	16,037
Federal Home Loan Bank of Indianapolis stock	25,219	25,650
Cash surrender value of bank-owned life insurance	39,369	38,900
Premises and equipment, net	70,288	59,842
Goodwill	4,687	4,687
Servicing asset, at fair value	5,345	4,702
Other real estate owned	—	1,188
Accrued income and other assets	34,323	46,853
Total assets	$4,099,806	$4,210,994
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$126,153	$117,531
Interest-bearing deposits	3,025,948	3,061,428
Total deposits	3,152,101	3,178,959
Advances from Federal Home Loan Bank	464,925	514,922
Subordinated debt, net of unamortized debt issuance costs of $2,619 and $2,769 in 2022 and 2021, respectively	104,381	104,231
Accrued interest payable	2,005	2,018
Accrued expenses and other liabilities	11,062	30,526
Total liabilities	3,734,474	3,830,656
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,404,000 and 9,754,455 shares issued and outstanding in 2022 and 2021, respectively	204,071	218,946
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	192,011	172,431
Accumulated other comprehensive loss	(30,750)	(11,039)
Total shareholders’ equity	365,332	380,338
Total liabilities and shareholders’ equity	$4,099,806	$4,210,994

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income
Loans	$32,415	$30,835	$65,603	$61,720
Securities – taxable	2,567	1,921	4,788	3,700
Securities – non-taxable	328	259	577	540
Other earning assets	796	362	1,172	697
Total interest income	36,106	33,377	72,140	66,657
Interest Expense
Deposits	6,408	7,705	12,505	16,333
Other borrowed funds	4,018	4,065	8,205	8,192
Total interest expense	10,426	11,770	20,710	24,525
Net Interest Income	25,680	21,607	51,430	42,132
Provision for Loan Losses	1,185	21	1,976	1,297
Net Interest Income After Provision for Loan Losses	24,495	21,586	49,454	40,835
Noninterest Income
Service charges and fees	281	280	597	546
Loan servicing revenue	620	457	1,205	879
Loan servicing asset revaluation	(470)	(240)	(767)	(395)
Mortgage banking activities	1,710	2,674	3,583	8,424
Gain on sale of loans	1,952	3,019	5,797	4,742
Gain on sale of premises and equipment	—	2,523	—	2,523
Other	221	249	719	618
Total noninterest income	4,314	8,962	11,134	17,337
Noninterest Expense
Salaries and employee benefits	10,832	9,232	20,710	18,724
Marketing, advertising and promotion	920	872	1,676	1,552
Consulting and professional services	1,197	1,078	3,122	2,064
Data processing	490	382	939	844
Loan expenses	693	541	2,275	1,075
Premises and equipment	2,419	1,587	4,959	3,188
Deposit insurance premium	287	275	568	700
Other	1,147	1,108	2,516	2,245
Total noninterest expense	17,985	15,075	36,765	30,392
Income Before Income Taxes	10,824	15,473	23,823	27,780
Income Tax Provision	1,279	2,377	3,069	4,234
Net Income	$9,545	$13,096	$20,754	$23,546
Income Per Share of Common Stock
Basic	$0.99	$1.32	$2.14	$2.37
Diluted	$0.99	$1.31	$2.13	$2.36
Weighted-Average Number of Common Shares Outstanding
Basic	9,600,383	9,932,761	9,694,729	9,916,087
Diluted	9,658,689	9,981,422	9,764,232	9,970,147
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$9,545	$13,096	$20,754	$23,546
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(15,395)	1,388	(33,276)	(807)
Income tax (benefit) provision	(4,186)	333	(8,263)	(175)
Net effect on other comprehensive (loss) income	(11,209)	1,055	(25,013)	(632)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	(5,402)	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	193	—	312	—
Income tax benefit	(23)	—	(1,272)	—
Net effect on other comprehensive income (loss)	216	—	(3,818)	—

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income before income tax	4,944	(54)	14,278	6,226
Income tax provision (benefit)	1,840	(8)	5,158	1,309
Net effect on other comprehensive income (loss)	3,104	(46)	9,120	4,917

Total other comprehensive (loss) income	(7,889)	1,009	(19,711)	4,285
Comprehensive income	$1,656	$14,105	$1,043	$27,831

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2022 and 2021
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	20,754	—	20,754
Other comprehensive loss	—	—	(19,711)	(19,711)
Dividends declared ($0.12 per share)	—	(1,174)	—	(1,174)
Recognition of the fair value of share-based compensation	1,534	—	—	1,534
Repurchased shares of common stock (398,167)	(16,240)	—	—	(16,240)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	10	—	—	10
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, June 30, 2022	$204,071	$192,011	$(30,750)	$365,332

Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	23,546	—	23,546
Other comprehensive income	—	—	4,285	4,285
Dividends declared ($0.12 per share)	—	(1,212)	—	(1,212)
Recognition of the fair value of share-based compensation	1,262	—	—	1,262
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	11	—	—	11
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, June 30, 2021	$222,486	$149,066	$(12,911)	$358,641
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2022 and 2021
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2022	$214,473	$183,043	$(22,861)	$374,655
Net income	—	9,545	—	9,545
Other comprehensive loss	—	—	(7,889)	(7,889)
Dividends declared ($0.06 per share)	—	(577)	—	(577)
Recognition of the fair value of share-based compensation	895	—	—	895
Repurchased shares of common stock (294,464)	(11,123)	—	—	(11,123)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, June 30, 2022	$204,071	$192,011	$(30,750)	$365,332

Balance, April 1, 2021	$221,911	$136,575	$(13,920)	$344,566
Net income	—	13,096	—	13,096
Other comprehensive income	—	—	1,009	1,009
Dividends declared ($0.06 per share)	—	(605)	—	(605)
Recognition of the fair value of share-based compensation	570	—	—	570
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, June 30, 2021	$222,486	$149,066	$(12,911)	$358,641

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$20,754	$23,546
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,604	4,038
Increase in cash surrender value of bank-owned life insurance	(469)	(469)
Provision for loan losses	1,976	1,297
Share-based compensation expense	1,534	1,262
Loans originated for sale	(311,268)	(421,012)
Proceeds from sale of loans	335,226	448,093
Gain on loans sold	(9,736)	(16,774)
Decrease in fair value of loans held-for-sale	149	744
Gain on derivatives	(2,546)	(1,384)
Loan servicing asset revaluation	767	395
Net change in accrued income and other assets	16,183	1,631
Net change in accrued expenses and other liabilities	(5,173)	1,984
Net cash provided by operating activities	52,001	41,492
Investing Activities
Net loan activity, excluding purchases	(11,665)	120,219
Proceeds from sale of other real estate owned	1,188	—
Maturities and calls of securities available-for-sale	52,397	94,643
Purchase of securities available-for-sale	(10,133)	(247,791)
Maturities and calls of securities held-to-maturity	2,309	2,500
Purchase of securities held-to-maturity	(31,782)	—
Redemption of Federal Home Loan Bank of Indianapolis stock	431	—
Net proceeds from sale of premises and equipment	—	8,116
Purchase of premises and equipment	(12,634)	(13,707)
Loans purchased	(197,514)	(22,611)
Net proceeds from sale of portfolio loans	14,466	—
Other investing activities	374	2,264
Net cash used in investing activities	(192,563)	(56,367)
Financing Activities
Net decrease in deposits	(26,858)	(64,738)
Cash dividends paid	(1,168)	(1,201)
Repayment of subordinated debt	—	(10,000)
Repurchase of common stock	(16,240)	—
Proceeds from advances from Federal Home Loan Bank	220,000	110,000
Repayment of advances from Federal Home Loan Bank	(270,000)	(110,000)
Other, net	(179)	(195)
Net cash used in financing activities	(94,445)	(76,134)
Net Decrease in Cash and Cash Equivalents	(235,007)	(91,009)
Cash and Cash Equivalents, Beginning of Period	442,960	419,806
Cash and Cash Equivalents, End of Period	$207,953	$328,797
Supplemental Disclosures
Cash paid during the period for interest	20,722	24,832
Cash paid during the period for taxes	1,892	2,905
Loans transferred to other real estate owned	—	1,300
Loans transferred to held-for-sale from portfolio	14,049	—
Cash dividends declared, paid in subsequent period	564	592
Securities purchased during the period, settled in subsequent period	—	13,590
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	96,220	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other period. The June 30, 2022 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2021.

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

Certain reclassifications have been made to the 2021 financial statements to conform to the presentation of the 2022 financial statements. These reclassifications had no effect on net income.

Note 2:        Earnings Per Share

Earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share
Net income	$9,545	$13,096	$20,754	$23,546
Weighted-average common shares	9,600,383	9,932,761	9,694,729	9,916,087
Basic earnings per common share	$0.99	$1.32	$2.14	$2.37
Diluted earnings per share
Net income	$9,545	$13,096	$20,754	$23,546
Weighted-average common shares	9,600,383	9,932,761	9,694,729	9,916,087
Dilutive effect of equity compensation	58,306	48,661	69,503	54,060
Weighted-average common and incremental shares	9,658,689	9,981,422	9,764,232	9,970,147
Diluted earnings per common share (1)	$0.99	$1.31	$2.13	$2.36
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 5,560 and 1,198 for the three and six months ended June 30, 2022, respectively. There were 6 and 3 weighted-average antidilutive shares for the three and six months ended June 30, 2021, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$41,542	$—	$(1,539)	$40,003
Municipal securities	71,264	254	(3,595)	67,923
Agency mortgage-backed securities - residential	265,196	—	(27,650)	237,546
Agency mortgage-backed securities - commercial	23,312	—	(1,105)	22,207
Private label mortgage-backed securities - residential	13,259	—	(780)	12,479
Asset-backed securities	5,000	—	(103)	4,897
Corporate securities	42,655	48	(2,269)	40,434
Total available-for-sale	$462,228	$302	$(37,041)	$425,489

	June 30, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,969	$5	$(618)	$13,356
Mortgage-backed securities - residential	117,749	41	(8,736)	109,054
Mortgage-backed securities - commercial	5,838	—	(790)	5,048
Corporate securities	47,557	24	(1,020)	46,561
Total held-to-maturity	$185,113	$70	$(11,164)	$174,019

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$164	$(1,137)	$49,040
Municipal securities	75,158	1,940	(65)	77,033
Agency mortgage-backed securities - residential	377,928	960	(5,652)	373,236
Agency mortgage-backed securities - commercial	36,024	441	(139)	36,326
Private label mortgage-backed securities - residential	15,902	122	(3)	16,021
Asset-backed securities	5,000	4	—	5,004
Corporate securities	46,482	597	(695)	46,384
Total available-for-sale	$606,507	$4,228	$(7,691)	$603,044

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,992	$717	$—	$14,709
Corporate securities	45,573	1,186	—	46,759
Total held-to-maturity	$59,565	$1,903	$—	$61,468

The carrying value of securities at June 30, 2022 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
One to five years	$32,423	$31,625
Five to ten years	51,296	49,312
After ten years	71,742	67,423
	155,461	148,360
Agency mortgage-backed securities - residential	265,196	237,546
Agency mortgage-backed securities - commercial	23,312	22,207
Private label mortgage-backed securities - residential	13,259	12,479
Asset-backed securities	5,000	4,897
Total	$462,228	$425,489

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$11,167	$11,060
Five to ten years	39,228	38,689
After ten years	11,131	10,168
	61,526	59,917
Agency mortgage-backed securities - residential	117,749	109,054
Agency mortgage-backed securities - commercial	5,838	5,048
Total	$185,113	$174,019

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2022 and December 31, 2021 was $553.8 million and $403.2 million, which was approximately 92% and 61%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2022, the Company’s security portfolio consisted of 444 securities, of which 407 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,265	$(143)	$35,852	$(1,396)	$40,117	$(1,539)
Municipal securities	48,691	(3,595)	—	—	48,691	(3,595)
Agency mortgage-backed securities- residential	199,420	(22,520)	38,124	(5,130)	237,544	(27,650)
Agency mortgage-backed securities- commercial	19,027	(675)	3,114	(430)	22,141	(1,105)
Private label mortgage-backed securities - residential	13,044	(780)	—	—	13,044	(780)
Asset-backed securities	4,897	(103)	—	—	4,897	(103)
Corporate securities	25,735	(850)	8,582	(1,419)	34,317	(2,269)
Total	$315,079	$(28,666)	$85,672	$(8,375)	$400,751	$(37,041)

	June 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$11,042	$(618)	$—	$—	$11,042	$(618)
Agency mortgage-backed securities - residential	54,803	(4,490)	42,620	(4,246)	97,423	(8,736)
Agency mortgage-backed securities - commercial	5,048	(790)	—	—	5,048	(790)
Corporate securities	39,532	(1,020)	—	—	39,532	(1,020)
Total	$110,425	$(6,918)	$42,620	$(4,246)	$153,045	$(11,164)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,921	$(79)	$40,305	$(1,058)	$43,226	$(1,137)
Municipal securities	5,721	(65)	—	—	5,721	(65)
Agency mortgage-backed securities - residential	287,820	(3,694)	40,840	(1,958)	328,660	(5,652)
Agency mortgage-backed securities - commercial	3,944	(139)	—	—	3,944	(139)
Private label mortgage-backed securities	374	(3)	—	—	374	(3)
Asset-backed securities	—	—	—	—	—	—
Corporate securities	11,813	(187)	9,491	(508)	21,304	(695)
Total	$312,593	$(4,167)	$90,636	$(3,524)	$403,229	$(7,691)
There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Note 4:        Loans

Loan balances as of June 30, 2022 and December 31, 2021 are summarized in the table below. Categories of loans include:

(in thousands)	June 30, 2022	December 31, 2021
Commercial loans
Commercial and industrial	$110,540	$96,008
Owner-occupied commercial real estate	61,277	66,732
Investor commercial real estate	52,648	28,019
Construction	143,475	136,619
Single tenant lease financing	867,181	865,854
Public finance	613,759	592,665
Healthcare finance	317,180	387,852
Small business lending	102,724	108,666
Franchise finance	168,942	81,448
Total commercial loans	2,437,726	2,363,863
Consumer loans
Residential mortgage	281,124	186,770
Home equity	19,928	17,665
Other consumer loans	292,955	265,478
Tax refund advance loans	—	—
Total consumer loans	594,007	469,913
Total commercial and consumer loans	3,031,733	2,833,776
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	50,394	53,886
Total loans	3,082,127	2,887,662
Allowance for loan losses	(29,153)	(27,841)
Net loans	$3,052,974	$2,859,821

(1) Includes carrying value adjustments of $35.4 million and $37.5 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2022 and December 31, 2021, respectively.

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

Franchise Finance: These loans are made on a nationwide basis through our partnership with ApplePie Capital, which, through their deep relationships with franchise brands provides franchisees with financing options for new franchise units, recapitalization, expansion, equipment and working capital. The sources of repayment are either based on identified cash flows from existing operations of the borrower or pro forma cash flow for new franchise locations.

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

The following tables present changes in the balance of the ALLL during the three and six months ended June 30, 2022 and 2021.

(in thousands)	Three Months Ended June 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,979	$47	$—	$—	$2,026
Owner-occupied commercial real estate	626	77	—	—	703
Investor commercial real estate	405	216	—	—	621
Construction	1,766	(59)	—	—	1,707
Single tenant lease financing	9,971	(259)	—	—	9,712
Public finance	1,783	67	—	—	1,850
Healthcare finance	5,510	(748)	—	—	4,762
Small business lending	1,435	519	—	2	1,956
Franchise finance	1,437	844	—	—	2,281
Residential mortgage	731	406	—	1	1,138
Home equity	65	(145)	—	134	54
Other consumer loans	2,189	202	(128)	80	2,343
Tax refund advance loans	354	18	(372)	—	—
Total	$28,251	$1,185	$(500)	$217	$29,153

	Six Months Ended June 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$135	$—	$—	$2,026
Owner-occupied commercial real estate	742	(39)	—	—	703
Investor commercial real estate	328	293	—	—	621
Construction	1,612	95	—	—	1,707
Single tenant lease financing	10,385	(1,904)	—	1,231	9,712
Public finance	1,776	74	—	—	1,850
Healthcare finance	5,940	(1,178)	—	—	4,762
Small business lending	1,387	630	(80)	19	1,956
Franchise finance	1,083	1,198	—	—	2,281
Residential mortgage	643	493	—	2	1,138
Home equity	64	(146)	—	136	54
Other consumer loans	1,990	465	(291)	179	2,343
Tax refund advance loans	—	1,860	(1,860)	—	—
Total	$27,841	$1,976	$(2,231)	$1,567	$29,153

(in thousands)	Three Months Ended June 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,662	$267	$(28)	$2	$1,903
Owner-occupied commercial real estate	1,029	(8)	—	—	1,021
Investor commercial real estate	169	160	—	—	329
Construction	1,420	(63)	—	—	1,357
Single tenant lease financing	13,178	418	(2,391)	—	11,205
Public finance	1,748	(48)	—	—	1,700
Healthcare finance	7,755	(817)	—	—	6,938
Small business lending	700	214	(133)	2	783
Residential mortgage	601	(5)	(6)	4	594
Home equity	57	4	—	2	63
Other consumer loans	2,323	(101)	(131)	82	2,173
Total	$30,642	$21	$(2,689)	$92	$28,066

	Six Months Ended June 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$701	$(28)	$84	$1,903
Owner-occupied commercial real estate	1,082	(61)	—	—	1,021
Investor commercial real estate	155	174	—	—	329
Construction	1,192	165	—	—	1,357
Single tenant lease financing	12,990	606	(2,391)	—	11,205
Public finance	1,732	(32)	—	—	1,700
Healthcare finance	7,485	(547)	—	—	6,938
Small business lending	628	361	(212)	6	783
Residential mortgage	519	72	(6)	9	594
Home equity	48	63	(51)	3	63
Other consumer loans	2,507	(205)	(313)	184	2,173
Total	$29,484	$1,297	$(3,001)	$286	$28,066

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2022 and December 31, 2021.

(in thousands)	Loans			Allowance for Loan Losses
June 30, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$110,190	$350	$110,540	$1,676	$350	$2,026
Owner-occupied commercial real estate	59,616	1,661	61,277	703	—	703
Investor commercial real estate	52,648	—	52,648	621	—	621
Construction	143,475	—	143,475	1,707	—	1,707
Single tenant lease financing	867,181	—	867,181	9,712	—	9,712
Public finance	613,759	—	613,759	1,850	—	1,850
Healthcare finance	316,289	891	317,180	4,239	523	4,762
Small business lending(1)	100,028	2,696	102,724	1,278	678	1,956
Franchise finance	168,942	—	168,942	2,281	—	2,281
Residential mortgage	277,498	3,626	281,124	1,138	—	1,138
Home equity	19,914	14	19,928	54	—	54
Other consumer	292,951	4	292,955	2,343	—	2,343
Total	$3,022,491	$9,242	$3,031,733	$27,602	$1,551	$29,153
1 Balance of loans individually evaluated for impairment are partially guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,364	$644	$96,008	$1,441	$450	$1,891
Owner-occupied commercial real estate	63,387	3,345	66,732	742	—	742
Investor commercial real estate	28,019	—	28,019	328	—	328
Construction	136,619	—	136,619	1,612	—	1,612
Single tenant lease financing	864,754	1,100	865,854	10,290	95	10,385
Public finance	592,665	—	592,665	1,776	—	1,776
Healthcare finance	386,926	926	387,852	5,417	523	5,940
Small business lending(1)	106,682	1,984	108,666	994	393	1,387
Franchise finance	81,448	—	81,448	1,083	—	1,083
Residential mortgage	183,852	2,918	186,770	643	—	643
Home equity	17,651	14	17,665	64	—	64
Other consumer	265,469	9	265,478	1,990	—	1,990
Total	$2,822,836	$10,940	$2,833,776	$26,380	$1,461	$27,841
1 Balance of loans individually evaluated for impairment are partially guaranteed by the U.S. government.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$96,207	$13,983	$350	$110,540
Owner-occupied commercial real estate	47,139	12,477	1,661	61,277
Investor commercial real estate	52,648	—	—	52,648
Construction	143,475	—	—	143,475
Single tenant lease financing	866,040	1,141	—	867,181
Public finance	611,329	2,430	—	613,759
Healthcare finance	315,735	562	883	317,180
Small business lending(1)	94,367	5,668	2,689	102,724
Franchise finance	168,942	—	—	168,942
Total commercial loans	$2,395,882	$36,261	$5,583	$2,437,726
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	June 30, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$279,923	$1,201	$281,124
Home equity	19,914	14	19,928
Other consumer	292,951	4	292,955
Total consumer loans	$592,788	$1,219	$594,007

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$82,412	$12,952	$644	$96,008
Owner-occupied commercial real estate	59,369	4,018	3,345	66,732
Investor commercial real estate	28,019	—	—	28,019
Construction	124,578	12,041	—	136,619
Single tenant lease financing	859,612	5,142	1,100	865,854
Public finance	591,630	1,035	—	592,665
Healthcare finance	386,337	589	926	387,852
Small business lending(1)	99,250	7,433	1,983	108,666
Franchise finance	81,448	—	—	81,448
Total commercial loans	$2,312,655	$43,210	$7,998	$2,363,863
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,544	$1,226	$186,770
Home equity	17,651	14	17,665
Other consumer	265,469	9	265,478
Total consumer loans	$468,664	$1,249	$469,913

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2022 and December 31, 2021.

	June 30, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$35	$—	$—	$35	$110,505	$110,540	$350	$—
Owner-occupied commercial real estate	—	—	—	—	61,277	61,277	1,661	—
Investor commercial real estate	—	—	—	—	52,648	52,648	—	—
Construction	—	—	—	—	143,475	143,475	—	—
Single tenant lease financing	—	—	—	—	867,181	867,181	—	—
Public finance	—	—	—	—	613,759	613,759	—	—
Healthcare finance	—	—	—	—	317,180	317,180	—	—
Small business lending(1)	82	355	490	927	101,797	102,724	1,297	—
Franchise finance	—	—	—	—	168,942	168,942	—	—
Residential mortgage	156	352	106	614	280,510	281,124	1,201	—
Home equity	—	—	—	—	19,928	19,928	14	—
Other consumer	63	37	—	100	292,855	292,955	4	—
Total	$336	$744	$596	$1,676	$3,030,057	$3,031,733	$4,527	$—
1 Balance in “Total Past Due” is partially guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$96,008	$96,008	$674	$—
Owner-occupied commercial real estate	—	—	—	—	66,732	66,732	—	—
Investor commercial real estate	—	—	—	—	28,019	28,019	3,419	—
Construction	—	—	—	—	136,619	136,619	—	—
Single tenant lease financing	—	—	—	—	865,854	865,854	1,100	—
Public finance	—	—	—	—	592,665	592,665	—	—
Healthcare finance	—	—	—	—	387,852	387,852	—	—
Small business lending(1)	—	—	657	657	108,009	108,666	959	—
Franchising Finance	—	—	—	—	81,448	81,448	—	—
Residential mortgage	51	226	106	383	186,387	186,770	1,226	—
Home equity	—	—	—	—	17,665	17,665	14	—
Other consumer	68	18	—	86	265,392	265,478	9	—
Total	$119	$244	$763	$1,126	$2,832,650	$2,833,776	$7,401	$—
1 Balance in “Total Past Due” is partially guaranteed by the U.S. government.

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

The following table presents the Company’s impaired loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Owner-occupied commercial real estate	$1,661	$1,779	$—	$3,345	$3,466	$—
Small business lending(1)	854	1,078	—	959	1,193	—
Residential mortgage	3,626	3,779	—	2,918	3,063	—
Home equity	14	15	—	14	15	—
Other consumer loans	4	31	—	9	44	—
Total	6,159	6,682	—	7,245	7,781	—
Loans with a specific valuation allowance
Commercial and industrial	350	350	350	644	677	450
Single tenant lease financing	—	—	—	1,100	1,123	95
Healthcare finance	891	891	523	926	926	523
Small business lending(1)	1,842	1,842	678	1,025	1,025	393
Total	3,083	3,083	1,551	3,695	3,751	1,461
Total impaired loans	$9,242	$9,765	$1,551	$10,940	$11,532	$1,461
1 Balance of loans individually evaluated for impairment are partially guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$—	$—	$259	$—	$—	$—	$259	$9
Owner-occupied commercial real estate	2,461	—	3,994	—	2,884	—	3,307	—
Single tenant lease financing	—	—	148	—	—	—	100	5
Healthcare finance	—	—	—	—	—	—	336	—
Small business lending(1)	867	—	1,123	—	848	—	970	—
Residential mortgage	3,667	25	2,410	9	3,470	33	2,192	13
Home equity	15	—	15	—	14	—	13	—
Other consumer	9	—	21	—	9	—	23	—
Total	7,019	25	7,970	9	7,225	33	7,200	27
Loans with a specific valuation allowance
Commercial and industrial	390	—	839	—	508	—	677	—
Owner-occupied commercial real estate	—	—	1,420	—	—	—	473	—
Single tenant lease financing	546	—	5,430	—	820	—	4,984	—
Healthcare finance	901	28	979	24	909	45	815	36
Small business lending(1)	1,674	—	—	—	1,504	—	—	—
Total	3,511	28	8,668	24	3,741	45	6,949	36
Total impaired loans	$10,530	$53	$16,638	$33	$10,966	$78	$14,149	$63
1 Balance is partially guaranteed by the U.S. government.

The Company did not have any other real estate owned (“OREO”) as of June 30, 2022. The Company had $1.2 million in OREO as of December 31, 2021, which consisted of one commercial property. There were two loans totaling $0.2 million and one loan totaling $0.1 million in the process of foreclosure at June 30, 2022 and December 31, 2021, respectively.

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

There were no loans classified as new TDRs during the three months ended June 30, 2022. There was one portfolio residential mortgage loan classified as a new TDR during the six months ended June 30, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million. The Company did not allocate a specific allowance for that loan as of June 30, 2022. The modifications consisted of interest-only payments for a period of time. There was one portfolio residential mortgage loan classified as a new TDR during the three and six months ended June 30, 2021 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of June 30, 2021. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and six months ended June 30, 2022 and 2021, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of June 30, 2022, the Company had one loan totaling $8.0 million in non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Land	$5,598	$—
Construction in process	440	57,469
Right of use leased asset	110	208
Building and improvements	53,706	1,090
Furniture and equipment	19,136	7,800
Less: accumulated depreciation	(8,702)	(6,725)
Total	$70,288	$59,842

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

Note 6:        Goodwill

As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2021. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 30, 2022 and 2021 are shown in the table below.

	Three Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Balance, beginning of period	$5,249	$3,817
Additions:
Originated and purchased servicing	566	543
Subtractions
Paydowns:	(353)	(154)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(117)	(86)
Loan servicing asset revaluation	$(470)	$(240)
Balance, end of period	$5,345	$4,120

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Balance, beginning of period	$4,702	$3,569
Additions:
Originated and purchased servicing	1,410	946
Subtractions
Paydowns:	(609)	(324)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(158)	(71)
Loan servicing asset revaluation	$(767)	$(395)
Balance, end of period	$5,345	$4,120

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2022 and December 31, 2021 are shown in the table below.

(in thousands)	June 30, 2022	December 31, 2021
Loan portfolios serviced for:
SBA guaranteed loans	$262,745	$230,514
Total	$262,745	$230,514

Loan servicing revenue totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2022 and $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.5 million and $0.8 million downward valuation for the three and six months ended June 30, 2022, respectively, and a $0.2 million and $0.4 million downward valuation for the three and six months ended June 30, 2021, respectively.

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

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding, June 30, 2024, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month LIBOR rate plus 4.11%). All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Notes, and the 2031 Notes as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(1,099)	$37,000	$(1,178)
2030 Notes	10,000	(196)	10,000	(208)
2031 Notes	60,000	(1,324)	60,000	(1,383)
Total	$107,000	$(2,619)	$107,000	$(2,769)

Note 9:        Benefit Plans

Employment Agreements

The Company is party to certain employment agreements with each of its Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Financial Officer. The employment agreements each provide for annual base salaries and annual bonuses, if any, as determined from time to time by the Compensation Committee of our Board of Directors. The annual bonuses are to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee. The agreements also provide that each of the Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, may be awarded additional compensation, benefits, or consideration as the Compensation Committee may determine.

The agreements also provide for the continuation of salary and certain other benefits for a specified period of time upon termination of employment under certain circumstances, including resignation for “good reason” or termination by the Company without “cause” at any time or any termination of employment within twelve months following a “change in control,” along with other specific conditions.

2022 Equity Incentive Plan

The First Internet Bancorp 2022 Equity Incentive Plan (the “2022 Plan”) was approved by our Board of Directors and ratified by our shareholders on May 16, 2022. The plan permits awards of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, stock unit awards, performance awards and other stock-based awards. All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2022 Plan. The 2022 Plan initially authorized the issuance of 400,000 new shares of the Company’s common stock plus all shares of common stock that remained available for future grants under the First Internet Bancorp 2013 Equity Incentive Plan (the “2013 Plan”).

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. Although outstanding stock-based awards under the 2013 Plan remain in place on their terms, our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan. No awards had been made under the 2022 Plan as of June 30, 2022.

Stock-Based Award Activity

The Company recorded $0.9 million and $1.5 million of share-based compensation expense for the three and six months ended June 30, 2022, related to stock-based awards. The Company recorded $0.6 million and $1.3 million of share-based compensation expense for the three and six months ended June 30, 2021, related to stock-based awards. All awards granted during the periods presented were under the 2013 Plan.

The following table summarizes the stock-based award activity for the six months ended June 30, 2022.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	112,822	$28.18	—	$—	—	$—
Granted	41,662	46.67	9,954	52.64	2	47.11
Cancelled/Forfeited	(5,441)	36.62	(644)	52.64	—	—
Vested	(23,256)	24.62	(5,446)	52.64	(2)	47.11
Unvested at June 30, 2022	125,787	$34.67	3,864	$52.64	—	$—

At June 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $2.7 million with a weighted-average expense recognition period of 1.9 years.

Directors Deferred Stock Plan

Until January 2014, the Company had a practice of granting awards under a stock compensation plan for members of the Board of Directors (“Directors Deferred Stock Plan”). The Company reserved 180,000 shares of common stock that could have been issued pursuant to the Directors Deferred Stock Plan. The Directors Deferred Stock Plan provided directors the option to elect to receive up to 100% of their annual retainer in either common stock or deferred stock rights. Deferred stock rights were to be settled in common stock following the end of the deferral period payable on the basis of one share of common stock for each deferred stock right.

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2022.

Deferred Stock Rights
Outstanding, beginning of period	84,536
Granted	214
Exercised	—
Outstanding, end of period	84,750

All deferred stock rights granted during the 2022 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2022 and December 31, 2021, the Company had outstanding loan commitments totaling approximately $349.5 million and $324.3 million, respectively.

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company has entered into construction-related contracts in the amount of $69.1 million. As of June 30, 2022, $6.8 million of such contract commitments had not yet been incurred. These commitments are due within one year.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2022 or December 31, 2021.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021.

		June 30, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$40,003	$—	$40,003	$—
Municipal securities	67,923	—	67,923	—
Agency mortgage-backed securities - residential	237,546	—	237,546	—
Agency mortgage-backed securities - commercial	22,207	—	22,207	—
Private label mortgage-backed securities - residential	12,479	—	12,479	—
Asset-backed securities	4,897	—	4,897	—
Corporate securities	40,434	—	40,434	—
Total available-for-sale securities	$425,489	$—	$425,489	$—
Loans held-for-sale (mandatory pricing agreements)	17,072	—	17,072	—
Servicing asset	5,345	—	—	5,345
Interest rate swap agreements	1,738	—	1,738	—
Forward contracts	13	13	—	—
IRLCs	462	—	—	462

		December 31, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,040	$—	$49,040	$—
Municipal securities	77,033	—	77,033	—
Agency mortgage-backed securities - residential	373,236	—	373,236	—
Agency mortgage-backed securities - commercial	36,326	—	36,326	—
Private label mortgage-backed securities - residential	16,021	—	16,021	—
Asset-backed securities	5,004	—	5,004	—
Corporate securities	46,384	—	46,384	—
Total available-for-sale securities	$603,044	$—	$603,044	$—
Loans held-for-sale (mandatory pricing agreements)	23,233	—	23,233	—
Servicing asset	4,702	—	—	4,702
Interest rate swap agreements	(14,271)	—	(14,271)	—
Forward contracts	(30)	(30)	—	—
IRLCs	718	—	—	718

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, April 1, 2022	$5,249	$(88)
Total realized gains
Additions:
Originated and purchased servicing	566	—
Subtractions:
Paydowns	(353)	—
Change in fair value	(117)	550
Balance, June 30, 2022	$5,345	$462

Balance as of April 1, 2021	$3,817	$1,110
Total realized gains
Additions:
Originated and purchased servicing	543	—
Subtractions:
Paydowns	(154)	—
Change in fair value	(86)	(292)
Balance, June 30, 2021	$4,120	$818

	Six Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2022	$4,702	$718
Total realized gains
Additions:		—
Originated and purchased servicing	1,410
Subtractions:
Paydowns	(609)	—
Change in fair value	(158)	(256)
Balance, June 30, 2022	$5,345	$462

Balance as of January 1, 2021	$3,569	$3,361
Total realized gains
Additions:
Originated and purchased servicing	946	—
Subtractions:
Paydowns	(324)	—
Change in fair	(71)	(2,543)
Balance, June 30, 2021	$4,120	$818

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2022 and December 31, 2021.

		June 30, 2022
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,532	$—	$—	$1,532

		December 31, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,228	$—	$—	$1,228
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,532	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	462	Discounted cash flow	Loan closing rates	33% - 100%	85%
Servicing asset	5,345	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 11%	14.3% 11%

(dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,228	Fair value of collateral	Discount for type of property and current market conditions	0% - 35%	10.1%
IRLCs	718	Discounted cash flow	Loan closing rates	42% - 100%	89%
Servicing asset	4,702	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.5% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2022 or December 31, 2021.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2022 and December 31, 2021.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

	June 30, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$207,953	$207,953	$207,953	$—	$—
Securities held-to-maturity	185,113	174,019	—	174,019	—
Loans held-for-sale (best efforts pricing agreements)	14,508	14,508	—	14,508	—
Net loans	3,052,974	2,903,257	—	—	2,903,257
Accrued interest receivable	17,466	17,466	17,466	—	—
Federal Home Loan Bank of Indianapolis stock	25,219	25,219	—	25,219	—
Deposits	3,152,101	2,946,116	1,905,493	—	1,040,623
Advances from Federal Home Loan Bank	464,925	457,411	—	457,411	—
Subordinated debt	104,381	107,276	37,148	70,128	—
Accrued interest payable	2,005	2,005	2,005	—	—

	December 31, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$442,960	$442,960	$442,960	$—	$—
Securities held-to-maturity	59,565	61,468	—	61,468	—
Loans held-for-sale (best efforts pricing agreements)	24,512	24,512	—	24,512	—
Net loans	2,859,821	2,880,024	—	—	2,880,024
Accrued interest receivable	16,037	16,037	16,037	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,959	3,190,000	1,909,432	—	1,280,568
Advances from Federal Home Loan Bank	514,922	526,143	—	526,143	—
Subordinated debt	104,231	108,788	38,643	70,145	—
Accrued interest payable	2,018	2,018	2,018	—	—

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

During the three months ended June 30, 2022 and 2021, the Company originated mortgage loans held-for-sale of $105.9 million and $163.3 million, respectively, and sold $107.9 million and $151.5 million of mortgage loans, respectively, into the secondary market. During the six months ended June 30, 2022 and 2021, the Company originated mortgage loans held-for-sale of $258.2 million and $387.2 million, respectively, and sold $270.3 million and $393.1 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gain on loans sold	$1,878	$3,587	$3,940	$11,086
Gain (loss) resulting from the change in fair value of loans held-for-sale	340	118	(149)	(744)
Loss resulting from the change in fair value of derivatives	(508)	(1,031)	(208)	(1,918)
Net revenue from mortgage banking activities	$1,710	$2,674	$3,583	$8,424

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

The Company had various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses in the condensed consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the condensed consolidated balance sheets, while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2022 and December 31, 2021.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Securities available-for-sale (1)	$70,331	$75,156	$(932)	$1,729

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both June 30, 2022 and December 31, 2021.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) June 30, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.3	$912	3-month LIBOR	2.33%
Total at June 30, 2022	$50,000	2.3	$912	3-month LIBOR	2.33%

(dollars in thousands) December 31, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%
Total at December 31, 2021	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the three and six months ended June 30, 2022, amortization expense totaling $0.07 million and $0.2 million, respectively, was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 12.0 years as of June 30, 2022. Amortization expense totaling $1.1 million and $2.1 million, for the three and six months ended June 30 2022, respectively, and $1.2 million and $2.3 million, for the three and six months ended June 30, 2021 respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2022 and December 31, 2021.

(dollars in thousands) June 30, 2022	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.59	$550	3-month LIBOR	2.88%
Interest rate swaps	60,000	1.14	140	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.92	136	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.1	$(8,560)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.0	(3,980)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. As of June 30, 2022 the Company had no pledged cash collateral compared to $15.7 million, as of December 31, 2021. Cash collateral is pledged to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$912	$—	$—
Interest rate swaps associated with variable-rate liabilities	210,000	826	—	—
Derivatives not designated as hedging instruments
IRLCs	$42,544	$462	$62,789	$718
Forward contracts	37,500	13	—	—
Total contracts	$340,044	$2,213	$62,789	$718
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$—	$—	$50,000	$(1,731)
Interest rate swaps associated with variable-rate liabilities	—	—	210,000	(12,540)
Derivatives not designated as hedging instruments
Forward contracts	—	—	72,750	(30)
Total contracts	$—	$—	$332,750	$(14,301)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2022 and 2021.

	Amount of Gain / (Loss) Recognized in Other Comprehensive Income (Loss) in The Three Months Ended		Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate swap agreements	$4,944	$(54)	$14,278	$6,226

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six ended June 30, 2022 and 2021.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$550	$—	$—	$—
Forward contracts	—	—	43	623

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$(292)	$(252)	$(2,541)
Forward contracts	(1,059)	(738)	—	—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and six months ended June 30, 2022 and 2021.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income
Securities - taxable	—	—	—	(253)
Securities - non-taxable	(174)	(271)	(435)	(537)
Total interest income	(174)	(271)	(435)	(790)
Interest expense
Deposits	509	692	1,179	1,370
Other borrowed funds	491	753	1,187	1,483
Total interest expense	1,000	1,445	2,366	2,853
Net interest income	$(1,174)	$(1,716)	$(2,801)	$(3,643)
Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the six months ended June 30, 2022 and 2021, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(33,276)	(5,402)	14,278	(24,400)
Reclassifications from accumulated other comprehensive (loss) income to earnings before tax	—	312	—	312
Other comprehensive (loss) gain before tax	(33,276)	(5,090)	14,278	(24,088)
Income tax (benefit) provision	(8,263)	(1,272)	5,158	(4,377)
Other comprehensive (loss) income - net of tax	(25,013)	(3,818)	9,120	(19,711)
Balance, June 30, 2022	$(27,568)	$(3,818)	$636	$(30,750)

Balance, January 1, 2021	$468	$—	$(17,664)	$(17,196)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(807)	—	6,226	5,419
Other comprehensive (loss) gain before tax	(807)	—	6,226	5,419
Income tax (benefit) provision	(175)	—	1,309	1,134
Other comprehensive (loss) income - net of tax	(632)	—	4,917	4,285
Balance, June 30, 2021	$(164)	$—	$(12,747)	$(12,911)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2022 and 2021, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, April 1, 2022	$(16,359)	$(4,034)	$(2,468)	$(22,861)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(15,395)	—	4,944	(10,451)
Reclassifications from accumulated other comprehensive (loss) income to earnings before tax	—	193	—	193
Other comprehensive (loss) gain before tax	(15,395)	193	4,944	(10,258)
Income tax (benefit) provision	(4,186)	(23)	1,840	(2,369)
Other comprehensive (loss) income - net of tax	(11,209)	216	3,104	(7,889)
Balance, June 30, 2022	$(27,568)	$(3,818)	$636	$(30,750)

Balance, April 1, 2021	$(1,219)	$—	$(12,701)	$(13,920)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	1,388	—	(54)	1,334
Other comprehensive gain (loss) before tax	1,388	—	(54)	1,334
Income tax (benefit) provision	(333)	—	8	(325)
Other comprehensive income (loss) - net of tax	1,055	—	(46)	1,009
Balance, June 30, 2021	$(164)	$—	$(12,747)	$(12,911)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Income
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(193)	—	$(312)	$—	Interest income
Total amount reclassified before tax	(193)	—	(312)	—	Income before income taxes
Tax benefit	(44)	—	(71)	—	Income tax provision
Total reclassifications from accumulated other comprehensive loss	$(149)	$—	$(241)	$—	Net income

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

The Company expects to adopt this guidance on January 1, 2023 and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements. The Company has a current expected credit losses (“CECL”) working group that has been meeting to discuss implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. Specific to the model, the CECL working group has discussed results from parallel model runs for each portfolio segment, assumptions related to unfunded commitments and economic forecast factors. Model validation is expected to be completed in the third quarter 2022.

The Company expects to record a one-time cumulative effect adjustment to the ALLL in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is required in the guidance. The Company believes there will be an increase in the ALLL as a result of the adoption of this new standard; however, it is waiting to provide an estimate until the completion of the model validation and analysis by the CECL working group. The Company will continue to evaluate and refine the ALLL throughout the remainder of 2022, considering changes in portfolio composition, economic conditions and the results from the model validation.

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

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (March 2022)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The ASU requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. This guidance is effective on January 1, 2023, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance.

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

Overview

    First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a bank holding company with $4.1 billion in total assets as of June 30, 2022, that conducts its primary business activities through its wholly owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States.We primarily offer construction and investor commercial real estate loans within Central Indiana or on a regional basis and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

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

Results of Operations

During the second quarter 2022, net income was $9.5 million, or $0.99 per diluted share, compared to second quarter 2021 net income of $13.1 million, or $1.31 per diluted share, representing a decrease in net income of $3.6 million, or 27.1%, and a decrease in diluted earnings per share of $0.32, or 24.4%. During the six months ended June 30, 2022, net income was $20.8 million, or $2.13 per diluted share, compared to the six months ended June 30, 2021 net income of $23.5 million, or $2.36 per diluted share, resulting in a decrease in net income of $2.8 million, or 11.9%, and a decrease in diluted earnings per share of $0.23, or 9.7%.

The $3.6 million decrease in net income for the second quarter 2022 compared to the second quarter 2021 was due primarily to a decrease of $4.6 million, or 51.9%, in noninterest income, an increase of $2.9 million, or 19.3%, in noninterest expense and an increase of $1.2 million, in provision for loan losses, partially offset by an increase of $4.1 million, or 18.9%, in net interest income, and a decrease of $1.1 million, or 46.2%, in income tax expense.

The $2.8 million decrease in net income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due primarily to an increase of $6.4 million, or 21.0% in noninterest expense, a decrease of $6.2 million, or 35.8%, in noninterest income and an increase of $0.7 million, or 52.4%, in provision for loan losses, partially offset by an increase of $9.3 million, or 22.1%, in net interest income and a decrease of $1.2 million, or 27.5%, in income tax expense.

During the second quarter 2022, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.93%, 10.23%, and 10.36%, respectively, compared to 1.25%, 14.88%, and 15.09%, respectively, for the second quarter 2021. During the six months ended June 30, 2022, ROAA, ROAE and ROATCE were 1.01%, 11.09%, and 11.23%, respectively, compared to 1.13%, 13.78%, and 13.97%, respectively, for the six months ended June 30, 2021.

During the second quarter 2022, the Company paid a $0.5 million discretionary inflation bonus to certain employees, recognized accelerated equity compensation expense of $0.3 million related to several retirements and incurred $0.1 million of acquisition-related expenses. Excluding these items, adjusted net income for the second quarter 2022 was $10.3 million and adjusted diluted earnings per share was $1.06. Additionally, for the second quarter 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.00%, 11.01% and 11.15%, respectively.

During the second quarter 2021, the Company recognized a $2.5 million pre-tax gain on sale of its corporate headquarters. Excluding this item, adjusted net income for the second quarter 2021 was $11.1 million, or $1.11 per diluted share. Additionally, for the second quarter 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.06%, 12.62% and 12.79%, respectively.

During the six months ended June 30, 2022, the Company recognized a nonrecurring consulting fee associated with a special project of $0.9 million, paid a $0.5 million discretionary inflation bonus to certain employees, recognized accelerated equity compensation expense of $0.3 million related to several retirements and incurred acquisition-related expenses of $0.3 million. Excluding these items, adjusted net income for the six months ended June 30, 2022 was $22.3 million and adjusted diluted earnings per share was $2.28. Additionally, for the six months ended June 30, 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.08%, 11.92% and 12.07%, respectively.

During the six months ended June 30, 2021, the Company recognized a $2.5 million pre-tax gain on sale of its corporate headquarters. Excluding this item, adjusted net income for the six months ended June 30, 2021 was $21.6 million, or $2.16 per diluted share. Additionally, for the six months ended June 30, 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.04%, 12.62% and 12.79%, respectively.

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

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,019,891	$32,415	4.31%	$2,976,037	$33,188	4.52%	$3,016,330	$30,835	4.10%
Securities - taxable	543,422	2,567	1.89%	567,776	2,221	1.59%	490,634	1,921	1.57%
Securities - non-taxable	76,974	328	1.71%	80,952	249	1.25%	84,050	259	1.24%
Other earning assets	322,302	796	0.99%	455,960	376	0.33%	509,735	362	0.28%
Total interest-earning assets	3,962,589	36,106	3.65%	4,080,725	36,034	3.58%	4,100,749	33,377	3.26%

Allowance for loan losses	(28,599)			(27,974)			(30,348)
Noninterest-earning assets	163,875			162,167			136,565
Total assets	$4,097,865			$4,214,918			$4,206,966

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$348,274	$466	0.54%	$318,281	$412	0.52%	$192,777	$143	0.30%
Savings accounts	66,657	68	0.41%	60,616	53	0.35%	55,811	49	0.35%
Money market accounts	1,427,665	1,921	0.54%	1,454,436	1,503	0.42%	1,416,406	1,462	0.41%
BaaS - brokered deposits	71,234	154	0.87%	12,111	6	0.20%	—	—	0.00%
Certificates and brokered deposits	1,104,592	3,799	1.38%	1,225,976	4,123	1.36%	1,444,171	6,051	1.68%
Total interest-bearing deposits	3,018,422	6,408	0.85%	3,071,420	6,097	0.81%	3,109,165	7,705	0.99%
Other borrowed funds	583,553	4,018	2.76%	619,191	4,187	2.74%	584,751	4,065	2.79%
Total interest-bearing liabilities	3,601,975	10,426	1.16%	3,690,611	10,284	1.13%	3,693,916	11,770	1.28%
Noninterest-bearing deposits	108,980			112,248			98,207
Other noninterest-bearing liabilities	12,636			31,292			61,949
Total liabilities	3,723,591			3,834,151			3,854,072

Shareholders’ equity	374,274			380,767			352,894
Total liabilities and shareholders’ equity	$4,097,865			$4,214,918			$4,206,966

Net interest income		$25,680			$25,750			$21,607

Interest rate spread [1]			2.49%			2.45%			1.98%
Net interest margin [2]			2.60%			2.56%			2.11%
Net interest margin - FTE [3]			2.74%			2.69%			2.25%

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

	Six Months Ended
	June 30, 2022			June 30, 2021
(in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$2,998,085	$65,603	4.41%	$3,047,560	$61,720	4.08%
Securities - taxable	555,533	4,788	1.74%	476,049	3,700	1.57%
Securities - non-taxable	78,952	577	1.47%	85,581	540	1.27%
Other earning assets	388,760	1,172	0.61%	478,065	697	0.29%
Total interest-earning assets	4,021,330	72,140	3.62%	4,087,255	66,657	3.29%

Allowance for loan losses	(28,288)			(30,117)
Noninterest-earning assets	163,026			133,074
Total assets	$4,156,068			$4,190,212

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$333,361	$878	0.53%	$186,795	$276	0.30%
Savings accounts	63,653	121	0.38%	$50,950	89	0.35%
Money market accounts	1,440,976	3,425	0.48%	1,393,145	2,853	0.41%
BaaS - brokered deposits	41,836	160	0.77%	—	—	0.00%
Certificates and brokered deposits	1,164,949	7,921	1.37%	1,481,667	13,115	1.78%
Total interest-bearing deposits	3,044,775	12,505	0.83%	3,112,557	16,333	1.06%
Other borrowed funds	601,274	8,205	2.75%	584,268	8,192	2.83%
Total interest-bearing liabilities	3,646,049	20,710	1.15%	3,696,825	24,525	1.34%
Noninterest-bearing deposits	110,605			94,506
Other noninterest-bearing liabilities	21,910			54,403
Total liabilities	3,778,564			3,845,734

Shareholders’ equity
Total liabilities and shareholders’ equity	377,504			344,478
	$4,156,068			$4,190,212
Net interest income
		$51,430			$42,132
Interest rate spread [1]			2.47%			1.95%
Net interest margin [2]			2.58%			2.08%
Net interest margin - FTE [3]			2.71%			2.21%

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

	Three Months Ended June 30, 2022 vs. March 31, 2022 Due to Changes in			Three Months Ended June 30, 2022 vs. June 30, 2021 Due to Changes in			Six Months Ended June 30, 2022 vs. June 30, 2021 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,823	$(3,596)	$(773)	$36	$1,544	$1,580	$(2,714)	$6,597	$3,883
Securities – taxable	(567)	913	346	223	423	646	660	428	1,088
Securities – non-taxable	(79)	158	79	(131)	200	69	(100)	137	37
Other earning assets	(716)	1,136	420	(862)	1,296	434	(374)	849	475
Total	1,461	(1,389)	72	(734)	3,463	2,729	(2,528)	8,011	5,483

Interest expense
Interest-bearing deposits	(556)	867	311	(222)	(1,075)	(1,297)	(349)	(3,479)	(3,828)
Other borrowed funds	(370)	201	(169)	(7)	(40)	(47)	480	(467)	13
Total	(926)	1,068	142	(229)	(1,115)	(1,344)	131	(3,946)	(3,815)

(Decrease) increase in net interest income	$2,387	$(2,457)	$(70)	$(505)	$4,578	$4,073	$(2,659)	$11,957	$9,298

Net interest income for the second quarter 2022 was $25.7 million, an increase of $4.1 million, or 18.9%, compared to $21.6 million for the second quarter 2021. The increase in net interest income was the result of a $2.7 million, or 8.2% increase in total interest income to $36.1 million for the second quarter 2022 from $33.4 million for the second quarter 2021, as well as a $1.3 million, or 11.4%, decrease in total interest expense to $10.4 million for the second quarter 2022 from $11.8 million for the second quarter 2021.

Net interest income for the six months ended June 30, 2022 was $51.4 million, an increase of $9.3 million, or 22.1%, compared to $42.1 million for the six months ended June 30, 2021. The increase in net interest income was the result of a $5.5 million, or 8.2%, increase in total interest income to $72.1 million for the six months ended June 30, 2022 from $66.7 million for the six months ended June 30, 2021, as well as a $3.8 million, or 15.6%, decrease in total interest expense to $20.7 million for the six months ended June 30, 2022 from $24.5 million for the six months ended June 30, 2021.

The increase in total interest income for the second quarter 2022 compared to second quarter 2021 was due primarily to a $1.6 million, or 5.1%, increase in interest earned on loans, a $0.7 million, or 32.8%, increase in interest earned on securities and a $0.4 million, or 119.9%, increase in income from other earning assets. The increase in income from loans was primarily due to a 21 bp increase in the yield earned on loans as the average balance of loans was relatively flat compared to the second quarter 2021. The average balance of securities increased $45.7 million, or 8.0%, and the yield earned on the securities portfolio increased 35 bps for the second quarter 2022 compared to the second quarter 2021. In addition, the yield earned on other earning assets increased 71 bps, partially offset by a decrease in the average balance of other earning assets of $187.4 million, or 36.8%. The decrease in the average balance of other earning assets was due primarily to lower cash balances.

The increase in total interest income from the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due primarily to a $3.9 million, or 6.3%, increase in interest earned on loans, a $1.1 million, or 26.5%, increase in interest earned on securities and a $0.5 million, or 68.1%, increase in income from other earning assets. The increase in income from loans was due primarily to a 33 bp increase in the yield earned on loans, partially offset by a $49.5 million, or 1.6%, decrease in the average balance of loans. The average balance of securities increased $72.9 million, or 13.0%, and the yield earned on the securities portfolio increased 19 bps for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, the yield earned on other earning assets increased 32 bps, partially offset by a decrease in the average balance of other earning assets of $89.3 million, or 18.7%. The decrease in the average balance of other earning assets was due primarily to lower cash balances.

The decrease in total interest expense for the second quarter 2022 compared to the second quarter 2021 was due primarily to a $2.3 million, or 37.2%, decrease in interest expense related to certificates and brokered deposits, partially offset by an increase of $0.5 million, or 31.4%, in interest expense associated with money market accounts and a $0.3 million, or 225.9%, increase in interest expense associated with interest-bearing demand deposits. Additionally, the Company added Banking-as-a-service deposits in 2022, which increased interest expense by $0.2 million. Interest expense on certificates and brokered deposits decreased due to a decline of 30 bps in the cost of these deposits, as well as a $339.6 million, or 23.5%, decrease in the average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in interest expense related to money market accounts was driven primarily by an increase of 13 bps in the cost of these deposits, as well as an increase in the average balance of these deposits of $11.3 million, or 0.8%. The increase in interest expense related to interest-bearing demand deposits was due primarily to approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship in 2022.

The decrease in total interest expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven primarily by a $5.2 million, or 39.6%, decrease in interest expense related to certificates and brokered deposits, partially offset by a $0.6 million, or 218.1%, increase in interest expense associated with interest-bearing demand deposits and a $0.6 million, or 20.1%, increase in interest expense associated with money market accounts. Additionally, the Company added Banking-as-a-service deposits in 2022, which increased interest expense by $0.2 million. Interest expense on certificates and brokered deposits decreased due to a decline of 41 bps in the cost of these deposits, as well as a $316.7 million, or 21.4%, decrease in average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in interest expense related to interest-bearing demand deposits was due primarily to approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship in 2022. The increase in interest expense related to money market accounts was driven primarily by an increase of 7 bps in the cost of these deposits, as well as an increase in the average balance of these deposits of $47.8 million, or 3.4%.

Overall, the cost of total interest-bearing liabilities for the second quarter 2022 declined 12 bps to 1.16% from 1.28% for the second quarter 2021. Additionally, the cost of total interest-bearing liabilities for the six months ended June 30, 2022 declined 23 bps to 1.15% from 1.34% for the six months ended June 30, 2021. The decline in the cost of funds for both the second quarter 2022 and the six months ended June 30, 2022 reflects the net maturities of higher cost certificates and brokered deposits and the continued shift in the deposit composition from certificates and brokered deposits to lower cost non-maturity deposit accounts.

Net interest margin (“NIM”) was 2.60% for the second quarter 2022 compared to 2.11% for the second quarter 2021, an increase of 49 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.74% for the second quarter 2022 compared to 2.25% for the second quarter 2021, an increase of 49 bps. The increase in second quarter 2022 NIM and FTE NIM compared to the second quarter 2021 reflects the decrease in the cost of funds and increase in earning asset yields noted above.

NIM was 2.58% for the six months ended June 30, 2022 compared to 2.08% for the six months ended June 30, 2021, and increase of 50 bps. On a fully-taxable equivalent basis, NIM was 2.71% for the six months ended June 30, 2022, compared to 2.21% for the six months ended June 30, 2021, an increase of 50 bps. The increase in NIM for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects the decrease in the cost of funds and increase in earning asset yields noted above.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2022 and 2021.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Service charges and fees	$281	$316	$292	$276	$280	$597	$546
Loan servicing revenue	620	585	544	511	457	1,205	879
Loan servicing asset revaluation	(470)	(297)	(400)	(274)	(240)	(767)	(395)
Mortgage banking activities	1,710	1,873	2,776	3,850	2,674	3,583	8,424
Gain on sale of loans	1,952	3,845	4,137	2,719	3,019	5,797	4,742
Gain on sale of premises and equipment	—	—	—	—	2,523	—	2,523
Other	221	498	345	731	249	719	618
Total noninterest income	$4,314	$6,820	$7,694	$7,813	$8,962	$11,134	$17,337

During the second quarter 2022, noninterest income was $4.3 million, representing a decrease of $4.6 million, or 51.9%, compared to $9.0 million for the second quarter 2021. The decrease in noninterest income was due to a $2.5 million gain on sale of premises and equipment resulting from the sale of the Company’s former headquarters in the second quarter 2021, as well as a decrease of $1.1 million, or 35.3%, in gain on sale of loans and a decrease of $1.0 million, or 36.1%, in revenue from mortgage banking activities during the second quarter 2022 compared to the second quarter 2021. The decrease in gain on sale on loans was due to a decrease in the volume of U.S. SBA 7(a) guaranteed loan sales, as well as lower net gain on sale premiums. The decline in mortgage banking revenue was due primarily to decreases in interest rate locks, sold loan volumes and gain-on-sale margins.

During the six months ended June 30, 2022, noninterest income was $11.1 million, a decrease of $6.2 million, or 35.8%, compared to $17.3 million for the six months ended June 30, 2021. The decrease in noninterest income was due primarily to a decrease in mortgage banking revenue of $4.8 million, or 57.5%, and a $2.5 million gain on sale of premises and equipment resulting from the sale of the Company’s former headquarters in the second quarter 2021, partially offset by a $1.1 million, or 22.2%, increase in gain on sale of loans. The decrease in mortgage banking activities was due mainly to a decrease in interest rate locks, sold loan volume and gain-on-sale margins. The increase in gain on sale of loans was due to an increase in the volume of U.S. SBA 7(a) guaranteed loan sales, as well as a $0.4 million gain on the sale of $14.4 million of single tenant lease financing loans in 2022.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2022 and 2021.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Salaries and employee benefits	$10,832	$9,878	$10,183	$9,316	$9,232	$20,710	$18,724
Marketing, advertising and promotion	920	756	896	813	872	1,676	1,552
Consulting and professional services	1,197	1,925	1,262	728	1,078	3,122	2,064
Data processing	490	449	425	380	382	939	844
Loan expenses	693	1,582	654	383	541	2,275	1,075
Premises and equipment	2,419	2,540	2,188	1,687	1,587	4,959	3,188
Deposit insurance premium	287	281	283	230	275	568	700
Other	1,147	1,369	1,064	914	1,108	2,516	2,245
Total noninterest expense	$17,985	$18,780	$16,955	$14,451	$15,075	$36,765	$30,392

Noninterest expense for the second quarter 2022 was $18.0 million, compared to $15.1 million for the second quarter 2021. The increase of $2.9 million, or 19.3%, was due primarily to increases of $1.6 million in salaries and employee benefits, $0.8 million in premises and equipment and $0.2 million in loan expenses. The higher salaries and employee benefits expense was due mainly to a $0.5 million discretionary inflation bonus paid to certain employees, $0.3 million of accelerated equity compensation related to employees who retired during the quarter and an increase in headcount, partially offset by lower incentive compensation due to decreased mortgage origination volume. The increase in premises and equipment was primarily related to costs associated with the Company’s new corporate headquarters, as well as investments in technology and software maintenance expense. The increase in loan expenses was due mainly to servicing fees related to franchise finance loans.

Noninterest expense for the six months ended June 30, 2022 was $36.8 million, compared to $30.4 million for the six months ended June 30, 2021. The increase of $6.4 million, or 21.0%, was due primarily to increases of $2.0 million in salaries and employee benefits, $1.8 million in premises and equipment, $1.2 million in loan expenses, $1.1 million in consulting and professional fees and $0.3 million in other expense. The higher salaries and employee benefits expense was due primarily to an increase in headcount, as well as the discretionary inflation bonus and accelerated equity compensation mentioned above, partially offset by lower incentive compensation due to decreased mortgage origination volume. The increase in premises and equipment was due mainly to costs associated with the Company’s new corporate headquarters, as well as investments in technology and software maintenance expense. The increase in loan expenses was due primarily to servicing fees related to tax refund advance loans and franchise finance loans. The increase in consulting and professional fees was due primarily to a $0.9 million consulting fee associated with a special project.

Income tax provision was $1.3 million for the second quarter 2022, resulting in an effective tax rate of 11.8%, compared to a tax provision of $2.4 million for the second quarter 2021 and an effective tax rate of 15.4%. Income tax provision was $3.1 million for the six months ended June 30, 2022, resulting in an effective tax rate of 12.9%, compared to an income tax provision of $4.2 million, or an effective tax rate of 15.2%, for the six months ended June 30, 2021. The lower income tax provision and effective tax rate during the three and six months ended June 30, 2022 is the result of the decline in noninterest income, resulting in a higher proportion of tax exempt income to total pre-tax income.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total assets	$4,099,806	$4,225,397	$4,210,994	$4,252,292	$4,204,642
Loans	3,082,127	2,880,780	2,887,662	2,936,148	2,957,608
Total securities	610,602	628,658	662,609	696,136	729,178
Loans held-for-sale	31,580	33,991	47,745	43,970	27,587
Noninterest-bearing deposits	126,153	119,196	117,531	110,117	113,996
Interest-bearing deposits	3,025,948	3,098,783	3,061,428	3,114,478	3,092,151
Total deposits	3,152,101	3,217,979	3,178,959	3,224,595	3,206,147
Advances from Federal Home Loan Bank	464,925	514,923	514,922	514,920	514,919
Total shareholders’ equity	365,332	374,655	380,338	370,442	358,641

Total assets decreased $111.2 million, or 2.6%, to $4.1 billion at June 30, 2022 compared to $4.2 billion at December 31, 2021. The decrease is due primarily to decreases in cash balances and the fair value of total securities balances, partially offset by an increase in loan balances.

As of June 30, 2022, total shareholders’ equity was $365.3 million, a decrease of $15.0 million, or 3.9%, compared to December 31, 2021, due primarily to stock repurchase activity and an increase in accumulated other comprehensive loss resulting from a decline in the value of the available-for-sale securities portfolio caused by the continued rise in interest rates during the year. This was partially offset by the net income earned during the year and an increase in the value of interest rate swaps classified as cash flow hedges. Tangible common equity totaled $360.6 million as of June 30, 2022, representing a decrease of $15.0 million, or 4.0%, compared to December 31, 2021. The ratio of total shareholders’ equity to total assets decreased to 8.91% as of June 30, 2022 from 9.03% as of December 31, 2021, and the ratio of tangible common equity to tangible assets decreased to 8.81% as of June 30, 2022 from 8.93% as of December 31, 2021.

Book value per common share decreased 0.4% to $38.85 as of June 30, 2022 from $38.99 as of December 31, 2021. Tangible book value per share decreased 0.4% to $38.35 as of June 30, 2022 from $38.51 as of December 31, 2021. The decline in both book value per common share and tangible book value per share reflects the declines in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021
Commercial loans
Commercial and industrial	$110,540	3.6%	$99,808	3.5%	$96,008	3.3%	$107,142	3.6%	$96,203	3.3%
Owner-occupied commercial real estate	61,277	2.0%	56,752	2.0%	66,732	2.3%	84,819	2.9%	87,136	2.9%
Investor commercial real estate	52,648	1.7%	34,627	1.2%	28,019	1.0%	28,505	1.0%	28,871	1.0%
Construction	143,475	4.7%	149,662	5.2%	136,619	4.7%	115,414	3.9%	117,970	4.0%
Single tenant lease financing	867,181	28.1%	852,519	29.6%	865,854	30.0%	921,998	31.5%	913,115	30.9%
Public finance	613,759	19.9%	587,817	20.4%	592,665	20.5%	601,738	20.5%	612,138	20.7%
Healthcare finance	317,180	10.3%	354,574	12.3%	387,852	13.4%	417,388	14.2%	455,890	15.3%
Small business lending	102,724	3.3%	97,040	3.4%	108,666	3.8%	102,889	3.5%	123,293	4.2%
Franchise finance	168,942	5.5%	107,246	3.7%	81,448	2.8%	25,598	0.9%	—	0.0%
Total commercial loans	2,437,726	79.1%	2,340,045	81.3%	2,363,863	81.8%	2,405,491	82.0%	2,434,616	82.3%
Consumer loans
Residential mortgage	281,124	9.1%	191,153	6.6%	186,770	6.5%	188,750	6.4%	177,148	6.0%
Home equity	19,928	0.6%	18,100	0.6%	17,665	0.6%	17,960	0.6%	17,510	0.6%
Other consumer	292,955	9.6%	270,330	9.4%	265,478	9.2%	268,396	9.1%	271,796	9.2%
Tax refund advance loans	—	0.0%	9,177	0.3%	—	0.0%	—	0.0%	—	0.0%
Total consumer loans	594,007	19.3%	488,760	16.9%	469,913	16.3%	475,106	16.1%	466,454	15.8%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	50,394	1.6%	51,975	1.8%	53,886	1.9%	55,551	1.9%	56,538	1.9%
Total loans	3,082,127	100.0%	2,880,780	100.0%	2,887,662	100.0%	2,936,148	100.0%	2,957,608	100.0%
Allowance for loan losses	(29,153)		(28,251)		(27,841)		(28,000)		(28,066)
Net loans	$3,052,974		$2,852,529		$2,859,821		$2,908,148		$2,929,542

(1) Includes carrying value adjustments of $35.4 million, $36.4 million, $37.5 million, $38.9 million and $40.4 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021, respectively.

Total loans were $3.1 billion as of June 30, 2022, an increase of $194.5 million, or 6.7%, compared to December 31, 2021. Total commercial loan balances were $2.4 billion as of June 30, 2022, up $73.9 million, or 3.1%, from December 31, 2021. Total consumer loan balances were $594.0 million as of June 30, 2022, an increase of $124.1 million, or 26.4%, compared to December 31, 2021. Compared to December 31, 2021, the increase in commercial loan balances was driven by growth in franchise finance, investor commercial real estate, public finance, commercial and industrial and construction loan balances. The increase was partially offset by payoffs in healthcare finance, small business lending, and owner-occupied commercial real estate loans. The increase in consumer loans was due to higher balances in the residential mortgage, recreational vehicles and trailers loan portfolios.

Franchise finance was established in July 2021 in partnership with ApplePie Capital, a leading provider of growth financing to franchisees in various industry segments across the country. Through this relationship, we have funded $173.8 million in total originations through June 30, 2022.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Nonaccrual loans
Commercial loans:
Commercial and industrial	$350	$610	$674	$678	$692
Owner-occupied commercial real estate	1,661	3,267	3,419	3,429	3,487
Single tenant lease financing	—	1,092	1,100	1,100	2,373
Small business lending (1)	1,297	881	959	1,351	1,209
Total commercial loans	3,308	5,850	6,152	6,558	7,761
Consumer loans:
Residential mortgage	1,201	1,207	1,226	1,253	1,253
Home equity	14	14	14	14	14
Other consumer	4	13	9	26	10
Total consumer loans	1,219	1,234	1,249	1,293	1,277
Total nonaccrual loans	4,527	7,084	7,401	7,851	9,038

Past Due 90 days and accruing loans
Total past due 90 days and accruing loans	—	—	—	—	—

Total nonperforming loans	4,527	7,084	7,401	7,851	9,038

Other real estate owned
Single tenant lease financing	—	—	1,188	1,188	1,188
Residential mortgage	—	—	—	—	112
Total other real estate owned	—	—	1,188	1,188	1,300

Other nonperforming assets	23	1	29	—	—

Total nonperforming assets	$4,550	$7,085	$8,618	$9,039	$10,338

Total nonperforming loans to total loans(2)	0.15%	0.25%	0.26%	0.27%	0.31%
Total nonperforming assets to total assets(2)	0.11%	0.17%	0.20%	0.21%	0.25%
Allowance for loan losses to total loans	0.95%	0.98%	0.96%	0.95%	0.95%
Nonaccrual loans to total loans	0.15%	0.25%	0.26%	0.27%	0.31%
Allowance for loan losses to nonperforming loans(2)	644.0%	398.8%	376.2%	356.6%	310.5%

1 Balance represents U.S. government guaranteed loans.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Total nonperforming loans declined $2.9 million, or 38.8%, to $4.5 million as of June 30, 2022 compared to $7.4 million as of December 31, 2021 due primarily to upgrades and payoffs in the owner-occupied commercial real estate and commercial and industrial loan portfolios. Total nonperforming assets declined $4.1 million, or 47.2%, as of June 30, 2022, compared to December 31, 2021, due primarily to the upgrades and payoffs discussed above as well as the decline in other real estate owned (“OREO”) discussed below.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Troubled debt restructurings – nonaccrual	$2,389	$2,440	$2,492	$2,550	$2,581
Troubled debt restructurings – performing	2,425	2,418	1,693	843	1,179
Total troubled debt restructurings	$4,814	$4,858	$4,185	$3,393	$3,760

Total TDRs as of June 30, 2022 were $4.8 million, up $0.6 million from December 31, 2021. The increase was driven by one residential mortgage loan that became a TDR in 2022.

     As of June 30, 2022, the Company did not own any OREO. As of December 31, 2021, the Company had one single tenant lease financing property in OREO with a carrying value of $1.2 million. During the first quarter 2022, the Company reached a settlement agreement with the guarantor, which resulted in the Company recovering $1.2 million in excess of the carrying value of OREO.

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

    In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of June 30, 2022, the Company had one loan totaling $8.0 million in non-TDR loan modifications due to COVID-19.

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

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during 2021, and it is being deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021 and 99% of loan balances have been forgiven as of June 30, 2022.

The following table provides a rollforward of the activity of PPP loans through June 30, 2022.

(in thousands, except Number of Loans)	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(634)	(75,377)
Net deferred fees recognized			(1,624)
Balance, December 31, 2021	23	3,152	99
Originated	—	—	—
Principal repaid	(18)	(2,149)
Net deferred fees recognized			(75)
Balance, March 31, 2022	5	$1,003	$24
Originated	—	—	—
Principal repaid	(3)	(809)
Net deferred fees recognized			(19)
Balance, June 30, 2022	2	$194	$5

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the six months ended June 30, 2022 and 2021.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of period	$28,251	$27,841	$28,000	$28,066	$30,642	$27,841	$29,484
Provision (credit) charged to expense	1,185	791	(238)	(29)	21	1,976	1,297
Losses charged off
Commercial and industrial	—	—	—	—	28	—	28
Single tenant lease financing	—	—	—	—	2,392	—	2,392
Small business lending	—	80	—	10	133	80	212
Residential mortgage	—	—	—	—	6	—	6
Home equity	—	—	—	—	—	—	51
Other consumer	128	163	106	110	131	291	312
Tax refund advance loans	372	1,488	—	—	—	1,860	—
Total losses charged off	500	1,731	106	120	2,690	2,231	3,001
Recoveries
Commercial and industrial	—	—	3	2	2	—	84
Single tenant lease financing	—	1,231	—	—	—	1,231	—
Small business lending	2	17	48	26	2	19	6
Residential mortgage	1	1	51	3	4	2	9
Home equity	134	2	2	2	1	136	3
Other consumer	80	99	81	50	84	179	184
Total losses charged off	217	1,350	185	83	93	1,567	286
Balance, end of period	$29,153	$28,251	$27,841	$28,000	$28,066	$29,153	$28,066

Net charge-offs (recoveries)	$283	$381	$(79)	$37	$2,597	$664	$2,715

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	0.00%	(0.01%)	(0.01%)	0.14%	0.00%	(0.16%)
Single tenant lease financing	0.00%	(0.58%)	0.00%	0.00%	1.04%	(0.29%)	0.52%
Small business lending	0.00%	0.23%	(0.17%)	(0.05%)	0.35%	0.11%	0.28%
Total commercial net charge-offs (recoveries)	0.00%	(0.20%)	(0.01%)	0.00%	0.42%	(0.10%)	0.21%
Residential mortgage	0.00%	0.00%	(0.11%)	(0.01%)	0.00%	—%	—%
Home equity	(1.42%)	(0.04%)	(0.04%)	(0.05%)	(0.02%)	(1.48%)	0.52%
Other consumer	0.30%	0.40%	0.28%	0.24%	0.32%	0.34%	0.37%
Tax refund advance loans	23.55%	9.97%	0.00%	0.00%	0.00%	12.89%	—%
Total consumer net charge-offs (recoveries)	0.11%	1.18%	(0.02%)	0.05%	0.04%	0.71%	0.07%
Total net charge-offs (recoveries) to average loans	0.04%	0.05%	(0.01%)	0.01%	0.35%	0.05%	0.18%
Total net (recoveries) charge-offs, excluding tax refund advance loans	(0.01%)	(0.16%)	(0.01%)	0.01%	0.35%	(0.08)%	0.18%

    The allowance for loan losses was $29.2 million as of June 30, 2022, compared to $27.8 million as of December 31, 2021. The allowance for loan losses as a percentage of total loans, including and excluding PPP loans, was 0.95% at June 30,

2022, compared to 0.96%, or 0.97% when excluding PPP loans, at December 31, 2021. The allowance for loan losses as a percentage of nonperforming loans increased to 644.0% as of June 30, 2022, compared to 376.2% as of December 31, 2021.

Net charge-offs of $0.3 million were recognized during the second quarter 2022, resulting in net charge-offs to average loans of 0.04%, compared to net charge-offs to average loans of 0.35% for the second quarter 2021. Excluding net charge-offs related to tax refund advance loans, net recoveries of $0.1 million were recognized during the second quarter 2022, resulting in net recoveries to average loans of 0.01%.

The provision for loan losses in the second quarter 2022 was $1.2 million, compared to $21 thousand for the second quarter 2021. The provision for the second quarter 2022 was driven primarily by growth in the loan portfolio.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$41,542	$45,335	$50,013	$53,380	$57,984
Municipal securities	71,264	72,420	75,158	76,528	77,364
Agency mortgage-backed securities - residential	265,196	276,392	377,928	398,504	410,971
Agency mortgage-backed securities - commercial	23,312	24,815	36,024	34,109	34,924
Private label mortgage-backed securities - residential	13,259	15,090	15,902	19,997	29,003
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	42,655	47,580	46,482	48,460	48,447
Total available-for-sale	462,228	486,632	606,507	635,978	663,693
Securities held-to-maturity
Municipal securities	13,969	13,981	13,992	14,538	14,549
Agency mortgage-backed securities - residential	117,749	95,982	—	—	—
Agency mortgage-backed securities - commercial	5,838	5,847	—	—	—
Corporate securities	47,557	47,560	45,573	47,591	51,110
Total held-to-maturity	185,113	163,370	59,565	62,129	65,659
Total securities	$647,341	$650,002	$666,072	$698,107	$729,352

(in thousands)
Approximate Fair Value	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$40,003	$43,847	$49,040	$52,455	$57,135
Municipal securities	67,923	72,804	77,033	77,450	78,438
Agency mortgage-backed securities - residential	237,546	257,682	373,236	395,105	408,710
Agency mortgage-backed securities - commercial	22,207	24,156	36,326	34,780	35,784
Private label mortgage-backed securities - residential	12,479	14,818	16,021	20,235	29,363
Asset-backed securities	4,897	4,986	5,004	5,005	5,005
Corporate securities	40,434	46,995	46,384	48,977	49,084
Total available-for-sale	425,489	465,288	603,044	634,007	663,519
Securities held-to-maturity
Municipal securities	13,356	14,093	14,709	15,319	15,373
Agency mortgage-backed securities - residential	109,054	92,939	—	—	—
Agency mortgage-backed securities - commercial	5,048	5,420	—	—	—
Corporate securities	46,561	47,519	46,759	49,018	52,685
Total held-to-maturity	174,019	159,971	61,468	64,337	68,058
Total securities	$599,508	$625,259	$664,512	$698,344	$731,577

The approximate fair value of available-for-sale investment securities decreased $177.6 million, or 29.4%, to $425.5 million as of June 30, 2022, compared to $603.0 million as of December 31, 2021. The decrease was due primarily to decreases of $135.7 million in agency mortgage-backed securities - residential, $14.1 million in agency mortgage-backed securities - commercial, $9.1 million in municipal securities and $9.0 million in U.S. Government-sponsored agencies. The decrease in agency mortgage-backed securities - residential and agency mortgage-backed securities - commercial was due primarily to the transfer of $96.2 million of these securities from available-for-sale to held-to-maturity in the first quarter 2022, as well as a decline in fair value resulting from the continued rise in interest rates. The decreases in other securities types were also driven by a decline in value resulting from the continued rise in interest rates.

Accrued Income and Other Assets

    Accrued income and other assets decreased $12.5 million, or 26.7%, to $34.3 million at June 30, 2022 compared to $46.9 million at December 31, 2021. The decrease was primarily related to a decrease of $15.7 million in cash pledged as collateral, partially offset by an increase of $3.9 million in income tax receivable. As of June 30, 2022 the Company had no pledged cash collateral compared to $15.7 million, as of December 31, 2021. Cash collateral is pledged to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities decreased $19.5 million, or 63.8%, to $11.1 million at June 30, 2022, compared to $30.5 million at December 31, 2021. The decrease in accrued expenses and other liabilities was due primarily to decreases of $14.3 million, or 100.0%, in derivative liabilities, $1.9 million, or 0.4%, in accrued salary and benefits and $3.9 million in accrued taxes, partially offset by an increase in other liabilities.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021		June 30, 2021
Noninterest-bearing deposits	$126,153	4.0%	$119,197	3.7%	$117,531	3.7%	$110,117	3.4%	$113,996	3.6%
Interest-bearing demand deposits	350,551	11.1%	334,723	10.4%	247,967	7.8%	201,557	6.3%	196,841	6.1%
Savings accounts	65,365	2.1%	66,320	2.1%	59,998	1.9%	66,762	2.1%	56,298	1.8%
Money market accounts	1,363,424	43.3%	1,475,857	45.8%	1,483,936	46.7%	1,479,358	45.8%	1,432,355	44.6%
BaaS - brokered deposits	194,133	6.2%	50,006	1.6%	—	0.0%	—	0.0%	—	0.0%
Certificates of deposits	800,598	25.3%	889,789	27.6%	970,107	30.5%	1,043,898	32.4%	1,087,350	33.9%
Brokered deposits	251,877	8.0%	282,087	8.8%	299,420	9.4%	322,903	10.0%	319,307	10.0%
Total deposits	$3,152,101	100.0%	$3,217,979	100.0%	$3,178,959	100.0%	$3,224,595	100.0%	$3,206,147	100.0%

Total deposits decreased $26.9 million, or 0.8%, to $3.2 billion as of June 30, 2022, compared to $3.2 billion as of December 31, 2021. This decrease was due primarily to decreases of $169.5 million, or 17.5%, in certificates of deposits, $120.5 million, or 8.1%, in money market accounts and $47.5 million, or 15.9%, in brokered deposits, partially offset by increases of $194.1 million, in BaaS - brokered deposits, $102.6 million, or 41.4%, in interest-bearing demand deposits, and $8.6 million, or 7.3%, in noninterest-bearing deposits. The decrease in the balance of certificates of deposits was due to the maturity of higher-cost balances and reduced pricing strategies designed to limit the volume of new production. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile. The decrease in brokered deposits was due to the maturity of higher-cost balances. The increase in BaaS deposits was due to a relationship established in the first quarter 2022 that grew during the second quarter 2022. The increase in the balance of interest-bearing demand deposits was due primarily to a new customer relationship with approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15%.

Recent Debt Offerings

    In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, the Company completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of its obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

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

The following tables present actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 and December 31, 2021, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$388,865	12.46%	$218,444	7.00%	N/A	N/A
Bank	453,223	14.56%	217,863	7.00%	$202,301	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	388,865	12.46%	265,253	8.50%	N/A	N/A
Bank	453,223	14.56%	264,548	8.50%	248,986	8.00%
Total capital to risk-weighted assets
Consolidated	522,399	16.74%	327,666	10.50%	N/A	N/A
Bank	482,376	15.50%	326,795	10.50%	311,233	10.00%
Leverage ratio
Consolidated	388,865	9.45%	164,623	4.00%	N/A	N/A
Bank	453,223	11.03%	164,414	4.00%	205,518	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,499	12.93%	$208,202	7.00%	N/A	N/A
Bank	432,181	14.55%	207,913	7.00%	$193,062	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	384,499	12.93%	252,817	8.50%	N/A	N/A
Bank	432,181	14.55%	252,466	8.50%	237,615	8.00%
Total capital to risk-weighted assets
Consolidated	516,571	17.37%	312,303	10.50%	N/A	N/A
Bank	460,022	15.49%	311,870	10.50%	297,019	10.00%
Leverage ratio
Consolidated	384,499	9.22%	166,824	4.00%	N/A	N/A
Bank	432,181	10.37%	166,693	4.00%	208,366	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2022 to shareholders of record as of July 1, 2022. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2022, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for the next twelve months and longer. The Company may explore strategic alternatives, including additional asset, deposit or revenue generation channels that complement our commercial and consumer banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

On October 20, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. Under this program, the Company repurchased 100,000 shares at a total cost of $4.4 million during 2021, 103,703 shares at a total cost of $5.1 million during the first quarter 2022 and 294,464 shares at a total cost of $11.1 million during the second quarter 2022. The stock repurchase authorization is scheduled to expire on December 31, 2022. Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. See Part II, Item 2, of this report for information regarding recent repurchase activity and our remaining authority under the program.

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhances interest rate risk management through borrowings and wholesale funding, which are generally advances from the Federal Home Loan Bank (“FHLB”) and brokered deposits.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2022, on a consolidated basis, the Company had $633.4 million in cash and cash equivalents and investment securities available-for-sale and $31.6 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2022, the Bank had the ability to borrow an additional $552.2 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2022, the Company, on an unconsolidated basis, had $44.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2022, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $349.2 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2022 totaled $594.1 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, adjusted total interest income - FTE, net interest income - FTE, adjusted net interest income, adjusted net interest income - FTE, net interest margin - FTE, adjusted net interest margin, adjusted net interest margin - FTE, provision (benefit) for loan losses, excluding tax refund advance loans, average loans, excluding tax refund advance loans, net (recoveries) charge-offs to average loans, excluding tax refund advance loans, loans, excluding PPP loans, allowance for loan losses to loans, excluding PPP loans, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted effective income tax rate, income before income taxes, excluding tax refund advance loans, income tax provision, excluding tax refund advance loans, and net income, excluding tax refund advance loans are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2022 and 2021.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Total equity - GAAP	$365,332	$374,655	$380,338	$370,442	$358,641	$365,332	$358,641
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$360,645	$369,968	$375,651	$365,755	$353,954	$360,645	$353,954

Total assets - GAAP	$4,099,806	$4,225,397	$4,210,994	$4,252,292	$4,204,642	$4,099,806	$4,204,642
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,095,119	$4,220,710	$4,206,307	$4,247,605	$4,199,955	$4,095,119	$4,199,955

Common shares outstanding	9,404,000	9,683,727	9,754,455	9,854,153	9,854,153	9,404,000	9,854,153

Book value per common share	$38.85	$38.69	$38.99	$37.59	$36.39	$38.85	$36.39
Effect of goodwill	(0.50)	(0.48)	(0.48)	(0.47)	(0.47)	(0.50)	(0.47)
Tangible book value per common share	$38.35	$38.21	$38.51	$37.12	$35.92	$38.35	$35.92

Total shareholders’ equity to assets	8.91%	8.87%	9.03%	8.71%	8.53%	8.91%	8.53%
Effect of goodwill	(0.10%)	(0.10%)	(0.10%)	(0.10%)	(0.10%)	(0.10)%	(0.10)%
Tangible common equity to tangible assets	8.81%	8.77%	8.93%	8.61%	8.43%	8.81%	8.43%

Total average equity - GAAP	$374,274	$380,767	$376,832	$366,187	$352,894	$377,504	$344,478
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$369,587	$376,080	$372,145	$361,500	$348,207	$372,817	$339,791

Return on average shareholders’ equity	10.23%	11.94%	13.14%	13.10%	14.88%	11.09%	13.78%
Effect of goodwill	0.13%	0.15%	0.16%	0.17%	0.21%	0.14%	0.19%
Return on average tangible common equity	10.36%	12.09%	13.30%	13.27%	15.09%	11.23%	13.97%

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Total interest income	$36,106	$36,034	$34,192	$33,034	$33,377	$72,140	$66,657
Adjustments:
Fully-taxable equivalent adjustments [1]	1,377	1,314	1,348	1,356	1,394	2,691	2,750
Total interest income - FTE	$37,483	$37,348	$35,540	$34,390	$34,771	$74,831	$69,407

Total interest income - FTE	$37,483	$37,348	$35,540	$34,390	$34,771	$74,831	$69,407
Adjustments:
Income from tax refund advance loans	(149)	(2,864)	—	—	—	(3,013)	—
Adjusted total interest income - FTE	$37,334	$34,484	$35,540	$34,390	$34,771	$71,818	$69,407

Net interest income	$25,680	$25,750	$23,505	$20,919	$21,607	$51,430	$42,132
Adjustments:
Fully-taxable equivalent adjustments [1]	1,377	1,314	1,348	1,356	1,394	2,691	2,750
Net interest income - FTE	$27,057	$27,064	$24,853	$22,275	$23,001	$54,121	$44,882

Net interest income	$25,680	$25,750	$23,505	$20,919	$21,607	$51,430	$42,132
Adjustments:
Subordinated debt redemption cost	—	—	—	810	—	—	—
Income from tax refund advance loans	(149)	(2,864)	—	—	—	(3,013)	—
Adjusted net interest income	$25,531	$22,886	$23,505	$21,729	$21,607	$48,417	$42,132

Net interest income	$25,680	$25,750	$23,505	$20,919	$21,607	$51,430	$42,132
Adjustments:
Fully-taxable equivalent adjustments [1]	1,377	1,314	1,348	1,356	1,394	2,691	2,750
Subordinated debt redemption cost	—	—	—	810	—	—	—
Income from tax refund advance loans	(149)	(2,864)	—	—	—	(3,013)	—
Adjusted net interest income - FTE	$26,908	$24,200	$24,853	$23,085	$23,001	$51,108	$44,882
[1] Assuming a 21% tax rate

(dollars in thousands)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Net interest margin	2.60%	2.56%	2.30%	2.00%	2.11%	2.58%	2.08%
Effect of fully-taxable equivalent adjustments [1]	0.14%	0.13%	0.13%	0.13%	0.14%	0.13%	0.13%
Net interest margin - FTE	2.74%	2.69%	2.43%	2.13%	2.25%	2.71%	2.21%

Net interest margin	2.60%	2.56%	2.30%	2.00%	2.11%	2.58%	2.08%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.08%	0.00%	0.00%	0.00%
Effect of income from tax refund advance loans	(0.02%)	(0.28%)	0.00%	0.00%	0.00%	(0.15%)	0.00%
Adjusted net interest margin	2.58%	2.28%	2.30%	2.08%	2.11%	2.43%	2.08%

Net interest margin	2.60%	2.56%	2.30%	2.00%	2.11%	2.58%	2.08%
Effect of fully-taxable equivalent adjustments	0.14%	0.13%	0.13%	0.13%	0.14%	0.13%	0.13%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.08%	0.00%	0.00%	0.00%
Effect of income from tax refund advance loans	(0.02%)	(0.28%)	0.00%	0.00%	0.00%	(0.15%)	0.00%
Adjusted net interest margin - FTE	2.72%	2.41%	2.43%	2.21%	2.25%	2.56%	2.21%

Provision (benefit) for loan losses	$1,185	$791	$(238)	$(29)	$21	$1,976	$1,297
Adjustments:
Provision for tax refund advance loans losses	(18)	(1,842)	—	—	—	(1,860)	—
Provision (benefit) for loan losses, excluding tax refund advance loans	$1,167	$(1,051)	$(238)	$(29)	$21	$116	$1,297

Average loans	$2,998,144	$2,947,924	$2,914,858	$2,933,654	$2,994,356	$2,973,173	$3,020,987
Adjustments:
Average tax refund advance loans	(3,185)	(60,499)	—	—	—	(29,096)	—
Average loans, excluding tax refund advance loans	$2,994,959	$2,887,425	$2,914,858	$2,933,654	$2,994,356	$2,944,077	$3,020,987

Net charge-offs (recoveries) to average loans	0.04%	0.05%	(0.01%)	0.01%	0.35%	0.05%	0.18%
Adjustments:
Effect of tax refund advance lending net charge-offs to average loans	(0.05%)	(0.21%)	0.00%	0.00%	0.00%	(0.13%)	0.00%
Net (recoveries) charge-offs to average loans, excluding tax refund advance loans	(0.01%)	(0.16%)	(0.01%)	0.01%	0.35%	(0.08%)	0.18%

Allowance for loan losses	$29,153	$28,251	$27,841	$28,000	$28,066	$29,153	$28,066

Loans	$3,082,127	$2,880,780	$2,887,662	$2,936,148	$2,957,608	$3,082,127	$2,957,608
Adjustments:
PPP loans	(194)	(1,003)	(3,152)	(14,981)	(39,682)	(194)	(39,682)
Loans, excluding PPP loans	$3,081,933	$2,879,777	$2,884,510	$2,921,167	$2,917,926	$3,081,933	$2,917,926

Allowance for loan losses to loans	0.95%	0.98%	0.96%	0.95%	0.95%	0.95%	0.95%
Effect of PPP loans	0.00%	0.00%	0.01%	0.01%	0.01%	0.00%	0.01%
Allowance for loan losses to loans, excluding PPP loans	0.95%	0.98%	0.97%	0.96%	0.96%	0.95%	0.96%
1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Noninterest expense - GAAP	$17,985	$18,780	$16,955	$14,451	$15,075	$36,765	$30,392
Adjustments:
Acquisition-related expenses	(103)	(170)	(163)	—	—	(273)	—
Nonrecurring consulting fee	—	(875)	—	—	—	(875)	—
IT termination fee	—	—	(475)	—	—	—	—
Discretionary inflation bonus	(531)	—	—	—	—	(531)	—
Accelerated equity compensation	(289)	—	—	—	—	(289)	—
Adjusted noninterest expense	$17,062	$17,735	$16,317	$14,451	$15,075	$34,797	$30,392

Income before income taxes - GAAP	$10,824	$12,999	$14,482	$14,310	$15,473	$23,823	$27,780
Adjustments:
Gain on sale of premises and equipment	—	—	—	—	(2,523)	—	(2,523)
Acquisition-related expenses	103	170	163	—	—	273	—
Nonrecurring consulting fee	—	875	—	—	—	875	—
IT termination fee	—	—	475	—	—	—	—
Subordinated debt redemption cost	—	—	—	810	—	—	—
Discretionary inflation bonus	531	—	—	—	—	531	—
Accelerated equity compensation	289	—	—	—	—	289	—
Adjusted income before income taxes	$11,747	$14,044	$15,120	$15,120	$12,950	$25,791	$25,257

Income tax provision - GAAP	$1,279	$1,790	$2,004	$2,220	$2,377	$3,069	$4,234
Adjustments:[1]
Gain on sale of premises and equipment	—	—	—	—	(530)	—	(530)
Acquisition-related expenses	21	36	34	—	—	57	—
Nonrecurring consulting fee	—	184	—	—	—	184	—
IT termination fee	—	—	100	—	—	—	—
Subordinated debt redemption cost	—	—	—	170	—	—	—
Discretionary inflation bonus	112	—	—	—	—	112	—
Accelerated equity compensation	61	—	—	—	—	61	—
Adjusted income tax provision	$1,473	$2,010	$2,138	$2,390	$1,847	$3,483	$3,704

Net income - GAAP	$9,545	$11,209	$12,478	$12,090	$13,096	$20,754	$23,546
Adjustments:
Gain on sale of premises and equipment	—	—	—	—	(1,993)	—	(1,993)
Acquisition-related expenses	82	134	129	—	—	216	—
Nonrecurring consulting fee	—	691	—	—	—	691	—
IT termination fee	—	—	375	—	—	—	—
Subordinated debt redemption cost	—	—	—	640	—	—	—
Discretionary inflation bonus	419	—	—	—	—	419	—
Accelerated equity compensation	228	—	—	—	—	228	—
Adjusted net income	$10,274	$12,034	$12,982	$12,730	$11,103	$22,308	$21,553
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Diluted average common shares outstanding	9,658,689	9,870,394	9,989,951	9,988,102	9,981,422	9,764,232	9,970,147

Diluted earnings per share - GAAP	$0.99	$1.14	$1.25	$1.21	$1.31	$2.13	$2.36
Adjustments:
Effect of gain on sale of premises and equipment	—	—	—	—	(0.20)	—	(0.20)
Effect of acquisition-related expenses	0.01	0.01	0.01	—	—	0.02	—
Effect of nonrecurring consulting fee	—	0.07	—	—	—	0.07	—
Effect of IT termination fee	—	—	0.04	—	—	—	—
Effect of subordinated debt redemption cost	—	—	—	0.06	—	—	—
Effect of discretionary inflation bonus	0.04	—	—	—	—	0.04	—
Effect of accelerated equity compensation	0.02	—	—	—	—	0.02	—
Adjusted diluted earnings per share	$1.06	$1.22	$1.30	$1.27	$1.11	$2.28	$2.16

Return on average assets	0.93%	1.08%	1.19%	1.12%	1.25%	1.01%	1.13%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	(0.19%)	0.00%	(0.09%)
Effect of acquisition-related expenses	0.01%	0.01%	0.01%	0.00%	0.00%	0.01%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.07%	0.00%	0.00%	0.00%	0.03%	0.00%
Effect of IT termination fee	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.06%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.04%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Effect of accelerated equity compensation	0.02%	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%
Adjusted return on average assets	1.00%	1.16%	1.24%	1.18%	1.06%	1.08%	1.04%
Return on average shareholders' equity	10.23%	11.94%	13.14%	13.10%	14.88%	11.09%	13.78%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	(2.26%)	0.00%	(1.16%)
Effect of acquisition-related expenses	0.09%	0.14%	0.14%	0.00%	0.00%	0.12%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.74%	0.00%	0.00%	0.00%	0.37%	0.00%
Effect of IT termination fee	0.00%	0.00%	0.39%	0.00%	0.00%	0.00%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.69%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.45%	0.00%	0.00%	0.00%	0.00%	0.22%	0.00%
Effect of accelerated equity compensation	0.24%	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%
Adjusted return on average shareholders' equity	11.01%	12.82%	13.67%	13.79%	12.62%	11.92%	12.62%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Return on average tangible common equity	10.36%	12.09%	13.30%	13.27%	15.09%	11.23%	13.97%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	(2.30%)	0.00%	(1.18%)
Effect of acquisition-related expenses	0.09%	0.14%	0.14%	0.00%	0.00%	0.12%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.75%	0.00%	0.00%	0.00%	0.37%	0.00%
Effect of IT termination fee	0.00%	0.00%	0.40%	0.00%	0.00%	0.00%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.70%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.45%	0.00%	0.00%	0.00%	0.00%	0.23%	0.00%
Effect of accelerated equity compensation	0.25%	0.00%	0.00%	0.00%	0.00%	0.12%	0.00%
Adjusted return on average tangible common equity	11.15%	12.98%	13.84%	13.97%	12.79%	12.07%	12.79%

Effective income tax rate	11.8%	13.8%	13.8%	15.5%	15.4%	12.9%	15.2%
Effect of gain on sale of premises and equipment	0.0%	0.0%	0.0%	0.0%	(1.1%)	0.0%	(0.5%)
Effect of acquisition-related expenses	0.2%	0.3%	0.1%	0.0%	0.0%	0.2%	0.0%
Effect of nonrecurring consulting fee	0.0%	1.3%	0.0%	0.0%	0.0%	0.7%	0.0%
Effect of IT termination fee	0.0%	0.0%	0.2%	0.0%	0.0%	0.0%	0.0%
Effect of subordinated debt redemption cost	0.0%	0.0%	0.0%	0.3%	0.0%	0.0%	0.0%
Effect of discretionary inflation bonus	1.0%	0.0%	0.0%	0.0%	0.0%	0.5%	0.0%
Effect of accelerated equity compensation	0.6%	0.0%	0.0%	0.0%	0.0%	0.3%	0.0%
Adjusted effective income tax rate	13.6%	15.4%	14.1%	15.8%	14.3%	14.6%	14.7%
Income before income taxes - GAAP	$10,824	$12,999	$14,482	$14,310	$15,473	$23,823	$27,780
Adjustments:
Income from tax refund advance lending	(149)	(2,864)	—	—	—	(3,013)	—
Provision for tax refund advance loans losses	18	1,842	—	—	—	1,860	—
Tax refund advance lending servicing fee	9	921	—	—	—	930	—
Income before income taxes, excluding tax refund advance loans	$10,702	$12,898	$14,482	$14,310	$15,473	$23,600	$27,780

Income tax provision - GAAP	$1,279	$1,790	$2,004	$2,220	$2,377	$3,069	$4,234
Adjustments:[1]
Income from tax refund advance lending	(31)	(601)	—	—	—	(633)	—
Provision for tax refund advance loans losses	4	387	—	—	—	391	—
Tax refund advance lending servicing fee	2	193	—	—	—	195	—
Income tax provision, excluding tax refund advance loans	$1,254	$1,769	$2,004	$2,220	$2,377	$3,022	$4,234

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Net income - GAAP	$9,545	$11,209	$12,478	$12,090	$13,096	$20,754	$23,546
Adjustments:
Income from tax refund advance lending	(118)	(2,263)	—	—	—	(2,380)	—
Provision for tax refund advance loans losses	14	1,455	—	—	—	1,469	—
Tax refund advance lending servicing fee	7	728	—	—	—	735	—
Net income, excluding tax refund advance loans	$9,448	$11,129	$12,478	$12,090	$13,096	$20,578	$23,546
1 Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both June 30, 2022 and December 31, 2021, the Company had interest rate swaps with notional amounts of $260.0 million. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2022 and December 31, 2021, the Company had commitments to sell residential real estate loans of $37.5 million and $72.8 million, respectively. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. In the Company’s standard model, it incorporates deposit betas ranging from 30% to 70% related to its savings and money market non-maturity deposit products. These assumptions are reviewed and refined on an ongoing basis by the Company. The Company continually models its NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. The Company utilizes implied forward rates as its base case scenario which reflects market expectations for interest rates over the next 24 months. Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2022, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	1.91%	N/A	(4.27%)	(8.83%)
NII - Year 2	3.77%	1.86%	(1.67%)	(5.68%)
EVE	1.75%	N/A	(8.53%)	(17.89%)

To supplement the instantaneous rate shocks required by regulatory guidance, the Company also calculates its interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2022, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.77%	N/A	(1.83%)	(3.81%)
NII - Year 2	3.66%	1.86%	(2.35%)	(6.92%)
EVE	1.68%	N/A	(8.44%)	(17.80%)

To supplement the Company’s standard interest rate risk model, it has also calculated its interest rate risk position assuming the deposit betas related to its savings and money market non-maturity deposit products discussed above are reduced by 50% - 55%, which approximates actual deposit pricing experience thus far in 2022. Presented below are the estimated impacts on the Company’s NII and EVE position as of June 30, 2022, assuming a static balance sheet and instantaneous and gradual parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	1.83%	N/A	1.02%	1.74%
NII - Year 2	9.03%	7.30%	9.06%	10.31%
EVE	0.50%	N/A	(3.59%)	(8.19%)

	% Change from Base Case for Gradual Parallel Changes in Rates
	Implied Forward Curve -25 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	0.56%	N/A	0.66%	1.17%
NII - Year 2	8.63%	7.30%	8.37%	9.06%
EVE	0.49%	N/A	(3.88%)	(8.94%)

The NII and EVE figures presented in the tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objectives may include:
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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2022. Under this program, the Company repurchased 294,464 shares of common stock during the second quarter 2022 at an average price of $37.77 per share. The Company has repurchased a total of 498,167 shares at an average price of $41.50 per share under the program through June 30, 2022, leaving $9.3 million of remaining authority under the program.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the second quarter 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
April 1, 2022 - April 30, 2022	43,628	$41.62	43,628	$18,630
May 1, 2022 - May 31, 2022	250,836	$37.10	250,836	$9,324
June 1, 2022 - June 30, 2022	—	$—	—	$—
Total	294,464		294,464

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1	First Internet Bancorp 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 17, 2022)*	Incorporated by Reference
10.2	Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan* (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q filed May 9, 2022)	Incorporated by Reference
10.3	Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan*(incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q filed May 9, 2022)	Incorporated by Reference
10.4
Amendment to Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated April 20, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 25, 2022)
Incorporated by Reference
10.5
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Kenneth J. Lovik dated April 20, 2022 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed April 25, 2022)
Incorporated by Reference
10.6
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Nicole S. Lorch dated April 20, 2022 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed April 25, 2022)
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

FIRST INTERNET BANCORP

8/9/2022	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/9/2022	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)