Form 10-Q
period 2022-09-30
First Internet Bancorp
filed 2022-11-09
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
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

As of November 4, 2022, the registrant had 9,240,151 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$14,743	$7,492
Interest-bearing deposits	206,309	435,468
Total cash and cash equivalents	221,052	442,960
Securities available-for-sale, at fair value (amortized cost of $448,710 and $606,507 in 2022 and 2021, respectively)	393,565	603,044
Securities held-to-maturity, at amortized cost (fair value of $169,977 and $61,468 in 2022 and 2021, respectively)	191,057	59,565
Loans held-for-sale (includes $9,677 and $23,233 at fair value in 2022 and 2021, respectively)	23,103	47,745
Loans	3,255,906	2,887,662
Allowance for loan losses	(29,866)	(27,841)
Net loans	3,226,040	2,859,821
Accrued interest receivable	16,918	16,037
Federal Home Loan Bank of Indianapolis stock	28,350	25,650
Cash surrender value of bank-owned life insurance	39,612	38,900
Premises and equipment, net	70,747	59,842
Goodwill	4,687	4,687
Servicing asset, at fair value	5,795	4,702
Other real estate owned	—	1,188
Accrued income and other assets	43,498	46,853
Total assets	$4,264,424	$4,210,994
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$142,875	$117,531
Interest-bearing deposits	3,049,769	3,061,428
Total deposits	3,192,644	3,178,959
Advances from Federal Home Loan Bank	589,926	514,922
Subordinated debt, net of unamortized debt issuance costs of $2,544 and $2,769 in 2022 and 2021, respectively	104,456	104,231
Accrued interest payable	1,887	2,018
Accrued expenses and other liabilities	14,654	30,526
Total liabilities	3,903,567	3,830,656
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,290,885 and 9,754,455 shares issued and outstanding in 2022 and 2021, respectively	200,123	218,946
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	199,877	172,431
Accumulated other comprehensive loss	(39,143)	(11,039)
Total shareholders’ equity	360,857	380,338
Total liabilities and shareholders’ equity	$4,264,424	$4,210,994

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income
Loans	$34,643	$30,126	$100,246	$91,846
Securities – taxable	2,701	2,297	7,489	5,997
Securities – non-taxable	491	241	1,068	781
Other earning assets	1,264	370	2,436	1,067
Total interest income	39,099	33,034	111,239	99,691
Interest Expense
Deposits	10,520	7,090	23,025	23,423
Other borrowed funds	4,585	5,025	12,790	13,217
Total interest expense	15,105	12,115	35,815	36,640
Net Interest Income	23,994	20,919	75,424	63,051
Provision for Loan Losses	892	(29)	2,868	1,268
Net Interest Income After Provision for Loan Losses	23,102	20,948	72,556	61,783
Noninterest Income
Service charges and fees	248	276	845	822
Loan servicing revenue	653	511	1,858	1,390
Loan servicing asset revaluation	(333)	(274)	(1,100)	(669)
Mortgage banking activities	871	3,850	4,454	12,274
Gain on sale of loans	2,713	2,719	8,510	7,461
Gain on sale of premises and equipment	—	—	—	2,523
Other	164	731	883	1,349
Total noninterest income	4,316	7,813	15,450	25,150
Noninterest Expense
Salaries and employee benefits	10,439	9,316	31,149	28,040
Marketing, advertising and promotion	1,041	813	2,717	2,365
Consulting and professional services	790	728	3,912	2,792
Data processing	483	380	1,422	1,224
Loan expenses	1,142	383	3,417	1,458
Premises and equipment	2,808	1,687	7,767	4,875
Deposit insurance premium	229	230	797	930
Other	1,063	914	3,579	3,159
Total noninterest expense	17,995	14,451	54,760	44,843
Income Before Income Taxes	9,423	14,310	33,246	42,090
Income Tax Provision	987	2,220	4,056	6,454
Net Income	$8,436	$12,090	$29,190	$35,636
Income Per Share of Common Stock
Basic	$0.89	$1.22	$3.04	$3.59
Diluted	$0.89	$1.21	$3.01	$3.57
Weighted-Average Number of Common Shares Outstanding
Basic	9,458,259	9,936,237	9,615,039	9,922,877
Diluted	9,525,855	9,988,102	9,681,742	9,974,071
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$8,436	$12,090	$29,190	$35,636
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding losses recorded within other comprehensive income before income tax	(18,406)	(1,789)	(51,682)	(2,596)
Income tax benefit	(5,121)	(441)	(13,384)	(616)
Net effect on other comprehensive (loss) income	(13,285)	(1,348)	(38,298)	(1,980)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	(5,402)	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	296	—	608	—
Income tax provision (benefit)	69	—	(1,203)	—
Net effect on other comprehensive (loss) income	227	—	(3,591)	—

Cash flow hedges
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	6,058	1,439	19,424	7,665
Income tax provision	1,393	348	5,639	1,657
Net effect on other comprehensive (loss) income	4,665	1,091	13,785	6,008

Total other comprehensive (loss) income	(8,393)	(257)	(28,104)	4,028
Comprehensive income	$43	$11,833	$1,086	$39,664

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2022 and 2021
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	29,190	—	29,190
Other comprehensive loss	—	—	(28,104)	(28,104)
Dividends declared ($0.18 per share)	—	(1,744)	—	(1,744)
Recognition of the fair value of share-based compensation	1,967	—	—	1,967
Repurchased shares of common stock (518,167)	(20,626)	—	—	(20,626)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	15	—	—	15
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, September 30, 2022	$200,123	$199,877	$(39,143)	$360,857

Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	35,636	—	35,636
Other comprehensive income	—	—	4,028	4,028
Dividends declared ($0.18 per share)	—	(1,817)	—	(1,817)
Recognition of the fair value of share-based compensation	1,830	—	—	1,830
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	16	—	—	16
Common stock redeemed for the net settlement of share-based awards	(195)	—	—	(195)
Balance, September 30, 2021	$223,059	$160,551	$(13,168)	$370,442
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2022 and 2021
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance July 1, 2022	$204,071	$192,011	$(30,750)	$365,332
Net income	—	8,436	—	8,436
Other comprehensive loss	—	—	(8,393)	(8,393)
Dividends declared ($0.06 per share)	—	(570)	—	(570)
Recognition of the fair value of share-based compensation	434	—	—	434
Repurchased shares of common stock (120,000)	(4,387)	—	—	(4,387)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, September 30, 2022	$200,123	$199,877	$(39,143)	$360,857

Balance July 1, 2021	$222,486	$149,066	$(12,911)	$358,641
Net income	—	12,090	—	12,090
Other comprehensive loss	—	—	(257)	(257)
Dividends declared ($0.06 per share)	—	(605)	—	(605)
Recognition of the fair value of share-based compensation	568	—	—	568
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, September 30, 2021	$223,059	$160,551	$(13,168)	$370,442

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$29,190	$35,636
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,745	6,649
Increase in cash surrender value of bank-owned life insurance	(712)	(708)
Provision for loan losses	2,868	1,268
Share-based compensation expense	1,967	1,830
Loans originated for sale	(431,053)	(645,620)
Proceeds from sale of loans	466,148	662,390
Gain on loans sold	(13,629)	(23,522)
Decrease in fair value of loans held-for-sale	599	854
(Gain) loss on derivatives	(3,625)	1,870
Settlement of derivatives	—	(1,859)
Loan servicing asset revaluation	1,100	669
Net change in accrued income and other assets	19,262	3,114
Net change in accrued expenses and other liabilities	(5,084)	372
Net cash provided by operating activities	73,776	42,943
Investing Activities
Net loan activity, excluding purchases	(87,883)	156,670
Proceeds from sale of other real estate owned	1,188	—
Maturities and calls of securities available-for-sale	69,798	129,183
Purchase of securities available-for-sale	(12,133)	(272,845)
Maturities and calls of securities held-to-maturity	5,927	6,000
Purchase of securities held-to-maturity	(41,246)	—
Redemption of Federal Home Loan Bank of Indianapolis stock	431	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(3,131)	—
Net proceeds from sale of premises and equipment	—	8,116
Purchase of premises and equipment	(14,368)	(22,467)
Loans purchased	(295,254)	(37,527)
Net proceeds from sale of portfolio loans	14,466	—
Other investing activities	374	2,264
Net cash used in investing activities	(361,831)	(30,606)
Financing Activities
Net increase (decrease) in deposits	13,685	(46,290)
Cash dividends paid	(1,733)	(1,802)
Repayment of subordinated debt	—	(35,000)
Net proceeds from issuance of subordinated debt	—	58,658
Repurchase of common stock	(20,626)	—
Proceeds from advances from Federal Home Loan Bank	455,000	110,000
Repayment of advances from Federal Home Loan Bank	(380,000)	(110,000)
Other, net	(179)	(194)
Net cash provided by (used in) financing activities	66,147	(24,628)
Net Decrease in Cash and Cash Equivalents	(221,908)	(12,291)
Cash and Cash Equivalents, Beginning of Period	442,960	419,806
Cash and Cash Equivalents, End of Period	$221,052	$407,515
Supplemental Disclosures
Cash paid during the period for interest	35,946	36,511
Cash paid during the period for taxes	1,893	4,995
Loans transferred to other real estate owned	—	1,188
Loans transferred to held-for-sale from portfolio	14,049	—
Cash dividends declared, paid in subsequent period	557	591
Securities purchased during the period, settled in subsequent period	2,997	—
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	96,220	—
See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other period. The September 30, 2022 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2022 and 2021.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share
Net income	$8,436	$12,090	$29,190	$35,636
Weighted-average common shares	9,458,259	9,936,237	9,615,039	9,922,877
Basic earnings per common share	$0.89	$1.22	$3.04	$3.59
Diluted earnings per share
Net income	$8,436	$12,090	$29,190	$35,636
Weighted-average common shares	9,458,259	9,936,237	9,615,039	9,922,877
Dilutive effect of equity compensation	67,596	51,865	66,703	51,194
Weighted-average common and incremental shares	9,525,855	9,988,102	9,681,742	9,974,071
Diluted earnings per common share (1)	$0.89	$1.21	$3.01	$3.57
(1) Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 426 and 1,616 for the three and nine months ended September 30, 2022, respectively. There were 0 and 28 weighted-average antidilutive shares for the three and nine months ended September 30, 2021, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,197	$—	$(1,868)	$36,329
Municipal securities	71,156	181	(7,800)	63,537
Agency mortgage-backed securities - residential	259,568	—	(40,377)	219,191
Agency mortgage-backed securities - commercial	17,825	—	(1,303)	16,522
Private label mortgage-backed securities - residential	12,320	—	(1,279)	11,041
Asset-backed securities	5,000	—	(116)	4,884
Corporate securities	44,644	25	(2,608)	42,061
Total available-for-sale	$448,710	$206	$(55,351)	$393,565

	September 30, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,957	$—	$(1,289)	$12,668
Mortgage-backed securities - residential	123,718	—	(16,148)	107,570
Mortgage-backed securities - commercial	5,828	—	(1,142)	4,686
Corporate securities	47,554	9	(2,510)	45,053
Total held-to-maturity	$191,057	$9	$(21,089)	$169,977

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$164	$(1,137)	$49,040
Municipal securities	75,158	1,940	(65)	77,033
Agency mortgage-backed securities - residential	377,928	960	(5,652)	373,236
Agency mortgage-backed securities - commercial	36,024	441	(139)	36,326
Private label mortgage-backed securities - residential	15,902	122	(3)	16,021
Asset-backed securities	5,000	4	—	5,004
Corporate securities	46,482	597	(695)	46,384
Total available-for-sale	$606,507	$4,228	$(7,691)	$603,044

	December 31, 2021
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,992	$717	$—	$14,709
Corporate securities	45,573	1,186	—	46,759
Total held-to-maturity	$59,565	$1,903	$—	$61,468

The carrying value of securities at September 30, 2022 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
One to five years	$32,743	$31,812
Five to ten years	50,888	48,261
After ten years	70,366	61,854
	153,997	141,927
Agency mortgage-backed securities - residential	259,568	219,191
Agency mortgage-backed securities - commercial	17,825	16,522
Private label mortgage-backed securities - residential	12,320	11,041
Asset-backed securities	5,000	4,884
Total	$448,710	$393,565

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
One to five years	$11,163	$10,915
Five to ten years	44,865	42,091
After ten years	5,483	4,715
	61,511	57,721
Agency mortgage-backed securities - residential	123,718	107,570
Agency mortgage-backed securities - commercial	5,828	4,686
Total	$191,057	$169,977

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2022 and December 31, 2021 was $541.0 million and $403.2 million, which was approximately 96% and 61%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2022, the Company’s security portfolio consisted of 447 securities, of which 438 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost bases over the terms of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be upon maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$33,956	$(1,092)	$2,223	$(776)	$36,179	$(1,868)
Municipal securities	52,815	(7,800)	—	—	52,815	(7,800)
Agency mortgage-backed securities- residential	186,134	(34,577)	30,061	(5,800)	216,195	(40,377)
Agency mortgage-backed securities- commercial	11,072	(849)	5,442	(454)	16,514	(1,303)
Private label mortgage-backed securities - residential	3,352	(418)	7,689	(861)	11,041	(1,279)
Asset-backed securities	4,884	(116)	—	—	4,884	(116)
Corporate securities	27,595	(1,478)	11,376	(1,130)	38,971	(2,608)
Total	$319,808	$(46,330)	$56,791	$(9,021)	$376,599	$(55,351)

	September 30, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$12,167	$(1,256)	$388	$(33)	$12,555	$(1,289)
Agency mortgage-backed securities - residential	75,251	(10,583)	32,319	(5,565)	107,570	(16,148)
Agency mortgage-backed securities - commercial	4,686	(1,142)	—	—	4,686	(1,142)
Corporate securities	33,712	(2,342)	5,831	(168)	39,543	(2,510)
Total	$125,816	$(15,323)	$38,538	$(5,766)	$164,354	$(21,089)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,921	$(79)	$40,305	$(1,058)	$43,226	$(1,137)
Municipal securities	5,721	(65)	—	—	5,721	(65)
Agency mortgage-backed securities - residential	287,820	(3,694)	40,840	(1,958)	328,660	(5,652)
Agency mortgage-backed securities - commercial	3,944	(139)	—	—	3,944	(139)
Private label mortgage-backed securities	374	(3)	—	—	374	(3)
Asset-backed securities	—	—	—	—	—	—
Corporate securities	11,813	(187)	9,491	(508)	21,304	(695)
Total	$312,593	$(4,167)	$90,636	$(3,524)	$403,229	$(7,691)
There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Note 4:        Loans

Loan balances as of September 30, 2022 and December 31, 2021 are summarized in the table below. Categories of loans include:

(in thousands)	September 30, 2022	December 31, 2021
Commercial loans
Commercial and industrial	$104,780	$96,008
Owner-occupied commercial real estate	58,615	66,732
Investor commercial real estate	91,021	28,019
Construction	139,509	136,619
Single tenant lease financing	895,302	865,854
Public finance	614,139	592,665
Healthcare finance	293,686	387,852
Small business lending	113,001	108,666
Franchise finance	225,012	81,448
Total commercial loans	2,535,065	2,363,863
Consumer loans
Residential mortgage	337,565	186,770
Home equity	22,114	17,665
Other consumer loans	312,512	265,478
Total consumer loans	672,191	469,913
Total commercial and consumer loans	3,207,256	2,833,776
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other(1)	48,650	53,886
Total loans	3,255,906	2,887,662
Allowance for loan losses	(29,866)	(27,841)
Net loans	$3,226,040	$2,859,821

(1) Includes carrying value adjustments of $33.9 million and $37.5 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2022 and December 31, 2021, respectively.

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

Healthcare Finance: These loans were made on a nationwide basis to healthcare providers, primarily dentists, for practice acquisition financing or refinancing that occasionally includes owner-occupied commercial real estate and equipment purchases. The sources of repayment are primarily based on the identified cash flows from operations of the borrower and related entities and secondarily on the underlying collateral provided by the borrower.

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

The following tables present changes in the balance of the ALLL during the three and nine months ended September 30, 2022 and 2021.

(in thousands)	Three Months Ended September 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,026	$(301)	$—	$2	$1,727
Owner-occupied commercial real estate	703	(87)	—	—	616
Investor commercial real estate	621	453	—	—	1,074
Construction	1,707	(117)	—	—	1,590
Single tenant lease financing	9,712	315	—	—	10,027
Public finance	1,850	(61)	—	—	1,789
Healthcare finance	4,762	(1,150)	—	—	3,612
Small business lending	1,956	217	(130)	3	2,046
Franchise finance	2,281	734	—	—	3,015
Residential mortgage	1,138	231	—	1	1,370
Home equity	54	7	—	1	62
Other consumer loans	2,343	651	(106)	50	2,938
Total	$29,153	$892	$(236)	$57	$29,866

	Nine Months Ended September 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$(166)	$—	$2	$1,727
Owner-occupied commercial real estate	742	(126)	—	—	616
Investor commercial real estate	328	746	—	—	1,074
Construction	1,612	(22)	—	—	1,590
Single tenant lease financing	10,385	(1,589)	—	1,231	10,027
Public finance	1,776	13	—	—	1,789
Healthcare finance	5,940	(2,328)	—	—	3,612
Small business lending	1,387	847	(210)	22	2,046
Franchise finance	1,083	1,932	—	—	3,015
Residential mortgage	643	724	—	3	1,370
Home equity	64	(139)	—	137	62
Other consumer loans	1,990	1,116	(397)	229	2,938
Tax refund advance loans	—	1,860	(1,860)	—	—
Total	$27,841	$2,868	$(2,467)	$1,624	$29,866

(in thousands)	Three Months Ended September 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,902	$122	$—	$2	$2,026
Owner-occupied commercial real estate	1,021	(28)	—	—	993
Investor commercial real estate	329	(4)	—	—	325
Construction	1,357	(30)	—	—	1,327
Single tenant lease financing	11,205	(152)	—	—	11,053
Public finance	1,700	32	—	—	1,732
Healthcare finance	6,938	(584)	—	—	6,354
Small business lending	783	415	(10)	26	1,214
Franchise finance	—	310	—	—	310
Residential mortgage	594	19	—	3	616
Home equity	63	—	—	2	65
Other consumer loans	2,174	(129)	(110)	50	1,985
Total	$28,066	$(29)	$(120)	$83	$28,000

	Nine Months Ended September 30, 2021
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,146	$823	$(28)	$85	$2,026
Owner-occupied commercial real estate	1,082	(89)	—	—	993
Investor commercial real estate	155	170	—	—	325
Construction	1,192	135	—	—	1,327
Single tenant lease financing	12,990	454	(2,391)	—	11,053
Public finance	1,732	—	—	—	1,732
Healthcare finance	7,485	(1,131)	—	—	6,354
Small business lending	628	776	(222)	32	1,214
Franchise finance	—	310	—	—	310
Residential mortgage	519	91	(6)	12	616
Home equity	48	63	(51)	5	65
Other consumer loans	2,507	(334)	(423)	235	1,985
Total	$29,484	$1,268	$(3,121)	$369	$28,000

The following tables present the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2022 and December 31, 2021.

(in thousands)	Loans			Allowance for Loan Losses
September 30, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$94,617	$10,163	$104,780	$1,377	$350	$1,727
Owner-occupied commercial real estate	56,993	1,622	58,615	616	—	616
Investor commercial real estate	91,021	—	91,021	1,074	—	1,074
Construction	139,509	—	139,509	1,590	—	1,590
Single tenant lease financing	895,302	—	895,302	10,027	—	10,027
Public finance	614,139	—	614,139	1,789	—	1,789
Healthcare finance	293,686	—	293,686	3,612	—	3,612
Small business lending(1)	105,129	7,872	113,001	1,368	678	2,046
Franchise finance	225,012	—	225,012	3,015	—	3,015
Residential mortgage	334,082	3,483	337,565	1,370	—	1,370
Home equity	22,114	—	22,114	62	—	62
Other consumer	312,509	3	312,512	2,938	—	2,938
Total	$3,184,113	$23,143	$3,207,256	$28,838	$1,028	$29,866
1 Balance of loans individually evaluated for impairment are partially guaranteed by the U.S. government.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,364	$644	$96,008	$1,441	$450	$1,891
Owner-occupied commercial real estate	63,387	3,345	66,732	742	—	742
Investor commercial real estate	28,019	—	28,019	328	—	328
Construction	136,619	—	136,619	1,612	—	1,612
Single tenant lease financing	864,754	1,100	865,854	10,290	95	10,385
Public finance	592,665	—	592,665	1,776	—	1,776
Healthcare finance	386,926	926	387,852	5,417	523	5,940
Small business lending(1)	106,682	1,984	108,666	994	393	1,387
Franchise finance	81,448	—	81,448	1,083	—	1,083
Residential mortgage	183,852	2,918	186,770	643	—	643
Home equity	17,651	14	17,665	64	—	64
Other consumer	265,469	9	265,478	1,990	—	1,990
Total	$2,822,836	$10,940	$2,833,776	$26,380	$1,461	$27,841
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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$93,262	$1,355	$10,163	$104,780
Owner-occupied commercial real estate	46,423	10,570	1,622	58,615
Investor commercial real estate	91,021	—	—	91,021
Construction	139,509	—	—	139,509
Single tenant lease financing	894,208	1,094	—	895,302
Public finance	611,709	2,430	—	614,139
Healthcare finance	292,280	1,406	—	293,686
Small business lending(1)	99,722	5,407	7,872	113,001
Franchise finance	224,721	291	—	225,012
Total commercial loans	$2,492,855	$22,553	$19,657	$2,535,065
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	September 30, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$336,492	$1,073	$337,565
Home equity	22,114	—	22,114
Other consumer	312,509	3	312,512
Total consumer loans	$671,115	$1,076	$672,191

	December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$82,412	$12,952	$644	$96,008
Owner-occupied commercial real estate	59,369	4,018	3,345	66,732
Investor commercial real estate	28,019	—	—	28,019
Construction	124,578	12,041	—	136,619
Single tenant lease financing	859,612	5,142	1,100	865,854
Public finance	591,630	1,035	—	592,665
Healthcare finance	386,337	589	926	387,852
Small business lending(1)	99,250	7,433	1,983	108,666
Franchise finance	81,448	—	—	81,448
Total commercial loans	$2,312,655	$43,210	$7,998	$2,363,863
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$185,544	$1,226	$186,770
Home equity	17,651	14	17,665
Other consumer	265,469	9	265,478
Total consumer loans	$468,664	$1,249	$469,913

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2022 and December 31, 2021.

	September 30, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$350	$350	$104,430	$104,780	$350	$—
Owner-occupied commercial real estate	—	—	—	—	58,615	58,615	1,622	—
Investor commercial real estate	—	—	—	—	91,021	91,021	—	—
Construction	—	—	—	—	139,509	139,509	—	—
Single tenant lease financing	—	—	—	—	895,302	895,302	—	—
Public finance	—	—	—	—	614,139	614,139	—	—
Healthcare finance	—	—	—	—	293,686	293,686	—	—
Small business lending(1)	—	356	488	844	112,157	113,001	2,958	—
Franchise finance	—	—	—	—	225,012	225,012	—	—
Residential mortgage	171	71	353	595	336,970	337,565	1,073	—
Home equity	—	—	—	—	22,114	22,114	—	—
Other consumer	30	20	—	50	312,462	312,512	3	—
Total	$201	$447	$1,191	$1,839	$3,205,417	$3,207,256	$6,006	$—
1 Balance in “Total Past Due” is partially guaranteed by the U.S. government.

	December 31, 2021
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Non- accrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$96,008	$96,008	$674	$—
Owner-occupied commercial real estate	—	—	—	—	66,732	66,732	—	—
Investor commercial real estate	—	—	—	—	28,019	28,019	3,419	—
Construction	—	—	—	—	136,619	136,619	—	—
Single tenant lease financing	—	—	—	—	865,854	865,854	1,100	—
Public finance	—	—	—	—	592,665	592,665	—	—
Healthcare finance	—	—	—	—	387,852	387,852	—	—
Small business lending(1)	—	—	657	657	108,009	108,666	959	—
Franchising Finance	—	—	—	—	81,448	81,448	—	—
Residential mortgage	51	226	106	383	186,387	186,770	1,226	—
Home equity	—	—	—	—	17,665	17,665	14	—
Other consumer	68	18	—	86	265,392	265,478	9	—
Total	$119	$244	$763	$1,126	$2,832,650	$2,833,776	$7,401	$—
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

The following table presents the Company’s impaired loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,813	$9,813	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	3,345	3,466	—
Small business lending(1)	5,838	6,087	—	959	1,193	—
Residential mortgage	3,483	3,634	—	2,918	3,063	—
Home equity	—	—	—	14	15	—
Other consumer loans	3	29	—	9	44	—
Total	19,137	19,563	—	7,245	7,781	—
Loans with a specific valuation allowance
Commercial and industrial	350	350	350	644	677	450
Owner-occupied commercial real estate	1,622	1,779	—	—	—	—
Single tenant lease financing	—	—	—	1,100	1,123	95
Healthcare finance	—	—	—	926	926	523
Small business lending(1)	2,034	2,034	678	1,025	1,025	393
Total	4,006	4,163	1,028	3,695	3,751	1,461
Total impaired loans	$23,143	$23,726	$1,028	$10,940	$11,532	$1,461
1 Balance of loans individually evaluated for impairment are partially guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$4,906	$—	$—	$—	$1,636	$—	$259	$9
Owner-occupied commercial real estate	1,645	—	3,457	—	2,471	—	3,297	—
Single tenant lease financing	—	—	1,315	—	—	—	100	5
Healthcare finance	—	—	—	—	—	—	336	—
Small business lending(1)	2,167	—	—	—	1,288	—	1,005	—
Residential mortgage	3,711	9	2,267	15	3,550	26	2,138	28
Home equity	15	—	14	—	14	—	13	—
Other consumer	8	—	23	—	9	—	27	—
Total	12,452	9	7,076	15	8,968	26	7,175	42
Loans with a specific valuation allowance
Commercial and industrial	350	—	690	—	456	—	677	—
Owner-occupied commercial real estate	—	—	—	—	—	—	473	—
Single tenant lease financing	—	—	2,048	—	547	—	4,875	—
Healthcare finance	660	—	956	37	826	45	809	73
Small business lending(1)	1,827	—	1,203	—	1,611	—	401	—
Other consumer	199	—	—	—	66	—	—	—
Total	3,036	—	4,897	37	3,506	45	7,235	73
Total impaired loans	$15,488	$9	$11,973	$52	$12,474	$71	$14,410	$115
1 Balance is partially guaranteed by the U.S. government.

The Company did not have any other real estate owned (“OREO”) as of September 30, 2022. The Company had $1.2 million in OREO as of December 31, 2021, which consisted of one commercial property. There were two loans totaling $0.2 million and one loan totaling $0.1 million in the process of foreclosure at September 30, 2022 and December 31, 2021, respectively.

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

There were no loans classified as new TDRs during the three months ended September 30, 2022. There was one portfolio residential mortgage loan classified as a new TDR during the nine months ended September 30, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million. The Company did not allocate a specific allowance for that loan as of September 30, 2022. The modifications consisted of interest-only payments for a period of time. There was one portfolio residential mortgage loan classified as a new TDR during the three and nine months ended September 30, 2021 with a pre-modification and post-modification outstanding recorded investment of $0.8 million. The Company did not allocate a specific allowance for that loan as of September 30, 2021. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2022 and 2021, respectively.

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

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until the earlier of January 1, 2022 or 60 days after the date on which the national emergency related to the COVID-19 pandemic formally terminates. As of September 30, 2022, the Company had no loans as non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Land	$5,598	$—
Construction in process	5	57,469
Right of use leased asset	244	208
Building and improvements	55,226	1,090
Furniture and equipment	19,424	7,800
Less: accumulated depreciation	(9,750)	(6,725)
Total	$70,747	$59,842

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

Note 6:        Goodwill

As of September 30, 2022 and December 31, 2021, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2022. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 30, 2022 and 2021 are shown in the table below.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Balance, beginning of period	$5,345	$4,120
Additions:
Originated and purchased servicing	783	566
Subtractions
Paydowns:	(279)	(176)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(54)	(98)
Loan servicing asset revaluation	$(333)	$(274)
Balance, end of period	$5,795	$4,412

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Balance, beginning of period	$4,702	$3,569
Additions:
Originated and purchased servicing	2,193	1,512
Subtractions
Paydowns:	(888)	(500)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(212)	(169)
Loan servicing asset revaluation	$(1,100)	$(669)
Balance, end of period	$5,795	$4,412

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2022 and December 31, 2021 are shown in the table below.

(in thousands)	September 30, 2022	December 31, 2021
Loan portfolios serviced for:
SBA guaranteed loans	$285,736	$230,514
Total	$285,736	$230,514

Loan servicing revenue totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2022 and $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.3 million and $1.1 million downward valuation for the three and nine months ended September 30, 2022, respectively, and a $0.3 million and $0.7 million downward valuation for the three and nine months ended September 30, 2021, respectively.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Notes, and the 2031 Notes as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(1,060)	$37,000	$(1,178)
2030 Notes	10,000	(190)	10,000	(208)
2031 Notes	60,000	(1,294)	60,000	(1,383)
Total	$107,000	$(2,544)	$107,000	$(2,769)

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

Award Activity Under 2022 Plan

The Company recorded less than $0.1 million of share-based compensation expense for both the three and nine months ended September 30, 2022, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the nine months ended September 30, 2022.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	—	$—	—	$—	—	$—
Granted	—	—	4,151	36.84	—	—
Unvested at September 30, 2022	—	$—	4,151	$36.84	—	$—

At September 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was 0.1 million with a weighted-average expense recognition period of 0.6 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. Although outstanding stock-based awards under the 2013 Plan remain in place according to their terms, our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded $0.4 million and $2.0 million of share-based compensation expense for the three and nine months ended September 30, 2022, respectively, related to stock-based awards under the 2013 Plan. The Company recorded $0.6 million and $1.8 million of share-based compensation expense for the three and nine months ended September 30, 2021, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the nine months ended September 30, 2022.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2021	112,822	$28.18	—	$—	—	$—
Granted	41,662	46.67	9,954	52.64	3	41.87
Cancelled/Forfeited	(5,441)	36.68	(644)	52.64	—	—
Vested	(23,256)	24.62	(7,378)	52.64	(3)	41.87
Unvested at September 30, 2022	125,787	$34.59	1,932	$52.64	—	$—

At September 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $2.1 million with a weighted-average expense recognition period of 1.8 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2022.

Deferred Stock Rights
Outstanding, beginning of period	84,536
Granted	322
Exercised	—
Outstanding, end of period	84,858

All deferred stock rights granted during the 2022 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2022 and December 31, 2021, the Company had outstanding loan commitments totaling approximately $508.6 million and $324.3 million, respectively.

Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company has entered into construction-related contracts in the amount of $69.2 million. As of September 30, 2022, $6.1 million of such contract commitments had not yet been incurred. These commitments are due within one year.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2022 or December 31, 2021.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021.

		September 30, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$36,329	$—	$36,329	$—
Municipal securities	63,537	—	63,537	—
Agency mortgage-backed securities - residential	219,191	—	219,191	—
Agency mortgage-backed securities - commercial	16,522	—	16,522	—
Private label mortgage-backed securities - residential	11,041	—	11,041	—
Asset-backed securities	4,884	—	4,884	—
Corporate securities	42,061	—	42,061	—
Total available-for-sale securities	$393,565	$—	$393,565	$—
Loans held-for-sale (mandatory pricing agreements)	9,677	—	9,677	—
Servicing asset	5,795	—	—	5,795
Interest rate swap assets	8,978	—	8,978	—
Forward contracts	1,006	1,006	—	—
IRLCs	(388)	—	—	(388)

		December 31, 2021 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,040	$—	$49,040	$—
Municipal securities	77,033	—	77,033	—
Agency mortgage-backed securities - residential	373,236	—	373,236	—
Agency mortgage-backed securities - commercial	36,326	—	36,326	—
Private label mortgage-backed securities - residential	16,021	—	16,021	—
Asset-backed securities	5,004	—	5,004	—
Corporate securities	46,384	—	46,384	—
Total available-for-sale securities	$603,044	$—	$603,044	$—
Loans held-for-sale (mandatory pricing agreements)	23,233	—	23,233	—
Servicing asset	4,702	—	—	4,702
Interest rate swap agreements	(14,271)	—	(14,271)	—
Forward contracts	(30)	(30)	—	—
IRLCs	718	—	—	718

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, July 1, 2022	$5,345	$462
Total realized gains
Additions:
Originated and purchased servicing	783	—
Subtractions:
Paydowns	(279)	—
Change in fair value	(54)	(850)
Balance, September 30, 2022	$5,795	$(388)

Balance as of July 1, 2021	$4,120	$818
Total realized gains
Additions:
Originated and purchased servicing	566	—
Subtractions:
Paydowns	(176)	—
Change in fair value	(98)	22
Balance, September 30, 2021	$4,412	$840

	Nine Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2022	$4,702	$718
Total realized gains
Additions:
Originated and purchased servicing	2,193	—
Subtractions:
Paydowns	(888)	—
Change in fair value	(212)	(1,106)
Balance, September 30, 2022	$5,795	$(388)

Balance as of January 1, 2021	$3,569	$3,361
Total realized gains
Additions:
Originated and purchased servicing	1,512	—
Subtractions:
Paydowns	(500)	—
Change in fair value	(169)	(2,521)
Balance, September 30, 2021	$4,412	$840

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2022 and December 31, 2021.

		September 30, 2022
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,134	$—	$—	$1,134

		December 31, 2021
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,228	$—	$—	$1,228
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,134	Fair value of collateral	Discount for type of property and current market conditions	10%	10%
IRLCs	(388)	Discounted cash flow	Loan closing rates	25% - 100%	81%
Servicing asset	5,795	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 12%	14.6% 12%

(dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,228	Fair value of collateral	Discount for type of property and current market conditions	0% - 35%	10.1%
IRLCs	718	Discounted cash flow	Loan closing rates	42% - 100%	89%
Servicing asset	4,702	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.5% 10%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2022 or December 31, 2021.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2022 and December 31, 2021.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

	September 30, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$221,052	$221,052	$221,052	$—	$—
Securities held-to-maturity	191,057	169,977	—	169,977	—
Loans held-for-sale (best efforts pricing agreements)	13,426	13,426	—	13,426	—
Net loans	3,226,040	3,027,916	—	—	3,027,916
Accrued interest receivable	16,918	16,918	16,918	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,192,644	3,056,730	1,910,715	—	1,146,015
Advances from Federal Home Loan Bank	589,926	545,824	—	545,824	—
Subordinated debt	104,456	104,544	34,425	70,119	—
Accrued interest payable	1,887	1,887	1,887	—	—

	December 31, 2021 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$442,960	$442,960	$442,960	$—	$—
Securities held-to-maturity	59,565	61,468	—	61,468	—
Loans held-for-sale (best efforts pricing agreements)	24,512	24,512	—	24,512	—
Net loans	2,859,821	2,880,024	—	—	2,880,024
Accrued interest receivable	16,037	16,037	16,037	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,959	3,190,000	1,909,432	—	1,280,568
Advances from Federal Home Loan Bank	514,922	526,143	—	526,143	—
Subordinated debt	104,231	108,788	38,643	70,145	—
Accrued interest payable	2,018	2,018	2,018	—	—

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

During the three months ended September 30, 2022 and 2021, the Company originated mortgage loans held-for-sale of $85.1 million and $198.3 million, respectively, and sold $95.0 million and $186.1 million of mortgage loans, respectively, into the secondary market. During the nine months ended September 30, 2022 and 2021, the Company originated mortgage loans held-for-sale of $343.3 million and $585.5 million, respectively, and sold $365.3 million and $579.2 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gain on loans sold	$1,178	$3,244	$5,119	$14,550
Gain (loss) resulting from the change in fair value of loans held-for-sale	(450)	110	(599)	(854)
Gain (loss) resulting from the change in fair value of derivatives	143	496	(66)	(1,422)
Net revenue from mortgage banking activities	$871	$3,850	$4,454	$12,274

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2022 and December 31, 2021.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Securities available-for-sale (1)	$69,050	$75,156	$(2,106)	$1,729

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both September 30, 2022 and December 31, 2021.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) September 30, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.1	$2,094	3-month LIBOR	2.33%
Total at September 30, 2022	$50,000	2.1	$2,094	3-month LIBOR	2.33%

(dollars in thousands) December 31, 2021	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%
Total at December 31, 2021	$50,000	2.8	$(1,731)	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the three and nine months ended September 30, 2022, amortization expense totaling $0.1 million and $0.2 million, respectively, was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 11.5 years as of September 30, 2022. Amortization expense totaling $1.5 million and $3.6 million, for the three and nine months ended September 30 2022, respectively, and $1.5 million and $3.8 million, for the three and nine months ended September 30, 2021 respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2022 and December 31, 2021.

(dollars in thousands) September 30, 2022	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.34	$5,242	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.89	730	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.67	912	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2021	Notional	Weighted- Average Remaining Maturity		Weighted-Average Ratio
Cash Flow Hedges	Value	(years)	Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.1	$(8,560)	3-month LIBOR	2.88%
Interest rate swaps	100,000	2.0	(3,980)	1-month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. As of September 30, 2022 the Company had no pledged cash collateral compared to $15.7 million, as of December 31, 2021. Cash collateral is pledged to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$2,094	$—	$—
Interest rate swaps associated with variable-rate liabilities	210,000	6,884	—	—
Derivatives not designated as hedging instruments
IRLCs	—	—	62,789	718
Forward contracts	27,750	1,006	—	—
Total contracts	$287,750	$9,984	$62,789	$718
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$—	$—	$50,000	$(1,731)
Interest rate swaps associated with variable-rate liabilities	—	—	210,000	(12,540)
Derivatives not designated as hedging instruments
Forward contracts	—	—	72,750	(30)
IRLCs	31,202	(388)	—	—
Total contracts	$31,202	$(388)	$332,750	$(14,301)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2022 and 2021.

	Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Three Months Ended		Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate swap agreements	$6,058	$1,439	$19,424	$7,665

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine ended September 30, 2022 and 2021.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$—	$(2,519)
Forward contracts	993	—	1,036	—

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(850)	$22	$(1,102)	$—
Forward contracts	—	474	—	1,097

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of income during the three and nine months ended September 30, 2022 and 2021.

(in thousands) Line item in the condensed consolidated statements of income	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income
Securities - taxable	$—	$—	$—	$(253)
Securities - non-taxable	(7)	(280)	(442)	(817)
Total interest income	(7)	(280)	(442)	(1,070)
Interest expense
Deposits	159	702	1,338	2,072
Other borrowed funds	168	774	1,355	2,258
Total interest expense	327	1,476	2,693	4,330
Net interest income	$(334)	$(1,756)	$(3,135)	$(5,400)
Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2022 and 2021, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(51,682)	(5,402)	19,424	(37,660)
Reclassifications from accumulated other comprehensive (loss) income to earnings before tax	—	608	—	608
Other comprehensive (loss) gain before tax	(51,682)	(4,794)	19,424	(37,052)
Income tax (benefit) provision	(13,384)	(1,203)	5,639	(8,948)
Other comprehensive (loss) income - net of tax	(38,298)	(3,591)	13,785	(28,104)
Balance, September 30, 2022	$(40,853)	$(3,591)	$5,301	$(39,143)

Balance, January 1, 2021	$468	$—	$(17,664)	$(17,196)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,596)	—	7,665	5,069
Other comprehensive (loss) gain before tax	(2,596)	—	7,665	5,069
Income tax (benefit) provision	(616)	—	1,657	1,041
Other comprehensive (loss) income - net of tax	(1,980)	—	6,008	4,028
Balance, September 30, 2021	$(1,512)	$—	$(11,656)	$(13,168)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended September 30, 2022 and 2021, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, July 1, 2022	$(27,568)	$(3,818)	$636	$(30,750)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(18,406)	—	6,058	(12,348)
Reclassifications from accumulated other comprehensive (loss) income to earnings before tax	—	296	—	296
Other comprehensive (loss) gain before tax	(18,406)	296	6,058	(12,052)
Income tax (benefit) provision	(5,121)	69	1,393	(3,659)
Other comprehensive (loss) income - net of tax	(13,285)	227	4,665	(8,393)
Balance, September 30, 2022	$(40,853)	$(3,591)	$5,301	$(39,143)

Balance, July 1, 2021	$(164)	$—	$(12,747)	$(12,911)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(1,789)	—	1,439	(350)
Other comprehensive gain (loss) before tax	(1,789)	—	1,439	(350)
Income tax (benefit) provision	(441)	—	348	(93)
Other comprehensive income (loss) - net of tax	(1,348)	—	1,091	(257)
Balance, September 30, 2021	$(1,512)	$—	$(11,656)	$(13,168)

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Income
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(296)	—	$(608)	$—	Interest income
Total amount reclassified before tax	(296)	—	(608)	—	Income before income taxes
Tax benefit	(68)	—	(139)	—	Income tax provision
Total reclassifications from accumulated other comprehensive loss	$(228)	$—	$(469)	$—	Net income

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

The Company expects to adopt this guidance on January 1, 2023 and is currently evaluating the impact of the amendments on the Company’s consolidated financial statements. The Company has a current expected credit losses (“CECL”) working group that has been meeting to discuss implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. Specific to the model, the CECL working group has discussed results from parallel model runs for each portfolio segment, assumptions related to unfunded commitments and economic forecast factors. Model validation is expected to be completed in the fourth quarter 2022.

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

Overview

    First Internet Bancorp (“we,” “our,” “us,” or the “Company”) is a financial holding company with $4.3 billion in total assets as of September 30, 2022, that conducts its primary business activities through its wholly owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank (the “Bank”). The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. The Company was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We primarily offer construction and investor commercial real estate loans within Central Indiana or on a regional basis and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we can differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We have recruited experienced small business sales, credit and operations personnel to expand our capabilities in small business lending and U.S. government guaranteed lending programs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

Results of Operations

During the third quarter 2022, net income was $8.4 million, or $0.89 per diluted share, compared to third quarter 2021 net income of $12.1 million, or $1.21 per diluted share, representing a decrease in net income of $3.7 million, or 30.2%, and a decrease in diluted earnings per share of $0.32, or 26.4%. During the nine months ended September 30, 2022, net income was $29.2 million, or $3.01 per diluted share, compared to the nine months ended September 30, 2021 net income of $35.6 million, or $3.57 per diluted share, resulting in a decrease in net income of $6.4 million, or 18.1%, and a decrease in diluted earnings per share of $0.56, or 15.7%.

The $3.7 million decrease in net income for the third quarter 2022 compared to the third quarter 2021 was due primarily to a decrease of $3.5 million, or 44.8%, in noninterest income, an increase of $3.5 million, or 24.5%, in noninterest expense and an increase of $0.9 million, in provision for loan losses, partially offset by an increase of $3.1 million, or 14.7%, in net interest income, and a decrease of $1.2 million, or 55.5%, in income tax expense.

The $6.4 million decrease in net income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due primarily to an increase of $9.9 million, or 22.1% in noninterest expense, a decrease of $9.7 million, or 38.6%, in noninterest income and an increase of $1.6 million, or 126.2%, in provision for loan losses, partially offset by an increase of $12.4 million, or 19.6%, in net interest income and a decrease of $2.4 million, or 37.2%, in income tax expense.

During the third quarter 2022, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.82%, 9.01%, and 9.13%, respectively, compared to 1.12%, 13.10%, and 13.27%, respectively, for the third quarter 2021. During the nine months ended September 30, 2022, ROAA, ROAE and ROATCE were 0.94%, 10.40%, and 10.53%, respectively, compared to 1.13%, 13.54%, and 13.73%, respectively, for the nine months ended September 30, 2021.

During the third quarter 2022, the Company had a $0.1 million write-down of software. Excluding this item, adjusted net income for the third quarter 2022 was $8.5 million and adjusted diluted earnings per share was $0.90. Additionally, for the third quarter 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.83%, 9.12% and 9.24%, respectively.

During the third quarter 2021, the Company fully redeemed its $25.0 million aggregate principal amount of 6.0%
fixed-to-floating rate subordinated notes due in 2026 and recognized $0.8 million of pre-tax costs related to this redemption.
Excluding this item, adjusted net income for the third quarter 2021 was $12.7 million and adjusted diluted earnings per share was $1.27. Additionally, for the third quarter 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.18%, 13.79% and 13.97%, respectively.

During the nine months ended September 30, 2022, the Company recognized a nonrecurring consulting fee associated with a special project of $0.9 million, paid a $0.5 million discretionary inflation bonus to certain employees, recognized accelerated equity compensation expense of $0.3 million related to several retirements, incurred acquisition-related expenses of $0.3 million and expensed a write-down of software of $0.1 million. Excluding these items, adjusted net income for the nine months ended September 30, 2022 was $30.8 million and adjusted diluted earnings per share was $3.17. Additionally, for the nine months ended September 30, 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.99%, 11.00% and 11.13%, respectively.

During the nine months ended September 30, 2021, the Company recognized a $2.5 million pre-tax gain on sale of its corporate headquarters and recognized $0.8 million of pre-tax costs related to the redemption of its $25.0 million aggregate principal amount of 6.0% fixed-to-floating rate subordinated notes due in 2026. Excluding these items, adjusted net income for the nine months ended September 30, 2021 was $34.3 million, or $3.44 per diluted share. Additionally, for the nine months ended September 30, 2021, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 1.09%, 13.03% and 13.21%, respectively.

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

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,175,854	$34,643	4.33%	$3,019,891	$32,415	4.31%	$2,956,333	$30,126	4.04%
Securities - taxable	532,470	2,701	2.01%	543,422	2,567	1.89%	629,101	2,297	1.45%
Securities - non-taxable	73,859	491	2.64%	76,974	328	1.71%	84,241	241	1.14%
Other earning assets	188,467	1,264	2.66%	322,302	796	0.99%	479,051	370	0.31%
Total interest-earning assets	3,970,650	39,099	3.91%	3,962,589	36,106	3.65%	4,148,726	33,034	3.16%

Allowance for loan losses	(29,423)			(28,599)			(28,127)
Noninterest-earning assets	164,461			163,875			144,590
Total assets	$4,105,688			$4,097,865			$4,265,189

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$342,116	$551	0.64%	$348,274	$466	0.54%	$198,637	$150	0.30%
Savings accounts	57,700	111	0.76%	66,657	68	0.41%	62,195	56	0.36%
Money market accounts	1,369,783	4,581	1.33%	1,427,665	1,921	0.54%	1,498,218	1,532	0.41%
BaaS - brokered deposits	153,936	859	2.21%	71,234	154	0.87%	—	—	0.00%
Certificates and brokered deposits	1,037,792	4,418	1.69%	1,104,592	3,799	1.38%	1,378,678	5,352	1.54%
Total interest-bearing deposits	2,961,327	10,520	1.41%	3,018,422	6,408	0.85%	3,137,728	7,090	0.90%
Other borrowed funds	637,877	4,585	2.85%	583,553	4,018	2.76%	611,975	5,025	3.26%
Total interest-bearing liabilities	3,599,204	15,105	1.67%	3,601,975	10,426	1.16%	3,749,703	12,115	1.28%
Noninterest-bearing deposits	124,067			108,980			104,161
Other noninterest-bearing liabilities	11,114			12,636			45,138
Total liabilities	3,734,385			3,723,591			3,899,002

Shareholders’ equity	371,303			374,274			366,187
Total liabilities and shareholders’ equity	$4,105,688			$4,097,865			$4,265,189

Net interest income		$23,994			$25,680			$20,919

Interest rate spread [1]			2.24%			2.49%			1.88%
Net interest margin [2]			2.40%			2.60%			2.00%
Net interest margin - FTE [3]			2.53%			2.74%			2.13%

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

	Nine Months Ended
	September 30, 2022			September 30, 2021
(in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,057,768	$100,246	4.38%	$3,016,817	$91,846	4.07%
Securities - taxable	547,759	7,489	1.83%	527,625	5,997	1.52%
Securities - non-taxable	77,236	1,068	1.85%	85,130	781	1.23%
Other earning assets	321,262	2,436	1.01%	478,399	1,067	0.30%
Total interest-earning assets	4,004,025	111,239	3.71%	4,107,971	99,691	3.24%

Allowance for loan losses	(28,671)			(29,446)
Noninterest-earning assets	163,512			136,954
Total assets	$4,138,866			$4,215,479

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$336,311	$1,429	0.57%	$190,785	$425	0.30%
Savings accounts	61,647	232	0.50%	$54,740	145	0.35%
Money market accounts	1,416,984	8,006	0.76%	1,428,554	4,385	0.41%
BaaS - brokered deposits	79,613	1,019	1.71%	—	—	0.00%
Certificates and brokered deposits	1,122,097	12,339	1.47%	1,446,960	18,468	1.71%
Total interest-bearing deposits	3,016,652	23,025	1.02%	3,121,039	23,423	1.00%
Other borrowed funds	613,609	12,790	2.79%	593,605	13,217	2.98%
Total interest-bearing liabilities	3,630,261	35,815	1.32%	3,714,644	36,640	1.32%
Noninterest-bearing deposits	115,142			97,760
Other noninterest-bearing liabilities	18,273			51,281
Total liabilities	3,763,676			3,863,685

Shareholders’ equity	375,190			351,794
Total liabilities and shareholders’ equity	$4,138,866			$4,215,479

Net interest income		$75,424			$63,051

Interest rate spread [1]			2.39%			1.92%
Net interest margin [2]			2.52%			2.05%
Net interest margin - FTE [3]			2.65%			2.19%

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

	Three Months Ended September 30, 2022 vs. June 30, 2022 Due to Changes in			Three Months Ended September 30, 2022 vs. September 30, 2021 Due to Changes in			Nine Months Ended September 30, 2022 vs. September 30, 2021 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$2,044	$184	$2,228	$2,297	$2,220	$4,517	$1,271	$7,129	$8,400
Securities – taxable	(282)	416	134	(1,890)	2,294	404	235	1,257	1,492
Securities – non-taxable	(87)	250	163	(195)	445	250	(119)	406	287
Other earning assets	(2,034)	2,502	468	(1,602)	2,496	894	(661)	2,030	1,369
Total	(359)	3,352	2,993	(1,390)	7,455	6,065	726	10,822	11,548

Interest expense
Interest-bearing deposits	(828)	4,940	4,112	(2,580)	6,010	3,430	(1,030)	632	(398)
Other borrowed funds	420	147	567	1,152	(1,592)	(440)	632	(1,059)	(427)
Total	(408)	5,087	4,679	(1,428)	4,418	2,990	(398)	(427)	(825)

Increase (decrease) in net interest income	$49	$(1,735)	$(1,686)	$38	$3,037	$3,075	$1,124	$11,249	$12,373

Net interest income for the third quarter 2022 was $24.0 million, an increase of $3.1 million, or 14.7%, compared to $20.9 million for the third quarter 2021. The increase in net interest income was the result of a $6.1 million, or 18.4% increase in total interest income to $39.1 million for the third quarter 2022 from $33.0 million for the third quarter 2021, partially offset by a $3.0 million, or 24.7%, increase in total interest expense to $15.1 million for the third quarter 2022 from $12.1 million for the third quarter 2021.

Net interest income for the nine months ended September 30, 2022 was $75.4 million, an increase of $12.4 million, or 19.6%, compared to $63.1 million for the nine months ended September 30, 2021. The increase in net interest income was the result of an $11.5 million, or 11.6%, increase in total interest income to $111.2 million for the nine months ended September 30, 2022 from $99.7 million for the nine months ended September 30, 2021, as well as a $0.8 million, or 2.3%, decrease in total interest expense to $35.8 million for the nine months ended September 30, 2022 from $36.6 million for the nine months ended September 30, 2021.

The increase in total interest income for the third quarter 2022 compared to third quarter 2021 was due primarily to a $4.5 million, or 15.0%, increase in interest earned on loans, $0.9 million, or 241.6%, increase in income from other earning assets and a $0.7 million, or 25.8%, increase in interest earned on securities. The increase in income from loans was due primarily to a 29 bp increase in the yield earned on loans, as well as an increase of $219.5 million, or 7.4%, in the average balance of loans compared to the third quarter 2021. The yield earned on other earning assets increased 235 bps, partially offset by a decrease in the average balance of other earning assets of $290.6 million, or 60.7%. The decrease in the average balance of other earning assets was due primarily to lower cash balances. The average balance of securities decreased $107.0 million, or 15.0%, while the yield earned on the securities portfolio increased 68 bps for the third quarter 2022 compared to the third quarter 2021. The increase in the yields earned on loans, other earning assets and securities was due to the rise in interest rates throughout 2022.

The increase in total interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due primarily to an $8.4 million, or 9.2%, increase in interest earned on loans, a $1.8 million, or 26.3%, increase in interest earned on securities and a $1.4 million, or 128.3%, increase in income from other earning assets. The increase in income from loans was due primarily to a 31 bp increase in the yield earned on loans, as well as a $41.0 million, or 1.4%, increase in the average balance of loans. The average balance of securities increased $12.2 million, or 2.0%, and the yield earned on the securities portfolio increased 35 bps for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, the yield earned on other earning assets increased 71 bps, but was partially offset by a decrease in the average balance of other earning assets of $157.1 million, or 32.9%. The decrease in the average balance of other earning assets was due primarily to lower cash balances. The increase in the yields earned on loans, securities and other earning assets was due to the rise in interest rates throughout 2022.

The increase in total interest expense for the third quarter 2022 compared to the third quarter 2021 was due primarily to an increase of $3.0 million, or 199.0%, in interest expense associated with money market accounts and a $0.4 million, or 267.3%, increase in interest expense associated with interest-bearing demand deposits, partially offset by a $0.9 million, or 17.5%, decrease in interest expense related to certificates and brokered deposits. Additionally, the Company added Banking-as-a-Service (“BaaS”) deposits in 2022, which increased interest expense by $0.9 million. The increase in interest expense related to money market accounts was driven primarily by an increase of 92 bps in the cost of these deposits, partially offset by a decrease in the average balance of these deposits of $128.4 million, or 8.6%. The increase in interest expense related to interest-bearing demand deposits was due primarily to approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship in 2022. Interest expense on certificates and brokered deposits decreased due to a $340.9 million, or 24.7%, decrease in the average balance of these deposits, partially offset by an increase of 15 bps in the cost of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in the cost of money market accounts and certificates and brokered deposits, as well as the cost of BaaS deposits, was due to the rise in interest rates throughout 2022.

The decrease in total interest expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven primarily by a $6.1 million, or 33.2%, decrease in interest expense related to certificates and brokered deposits, partially offset by a $3.6 million, or 82.6%, increase in interest expense associated with money market accounts and a $1.0 million, or 236.2%, increase in interest expense associated with interest-bearing demand deposits. Additionally, the Company added BaaS deposits in 2022, which increased interest expense by $1.0 million. Interest expense on certificates and brokered deposits decreased due to a decline of 24 bps in the cost of these deposits, as well as a $324.9 million, or 22.5%, decrease in average balance of these deposits. The decrease in certificates and brokered deposit balances was driven by the Company’s pricing strategy to reduce the level of these higher cost deposits. The increase in interest expense related to money market accounts was driven primarily by an increase of 35 bps in the cost of these deposits, partially offset by a decrease in the average balance of these deposits of $11.6 million, or 0.8%. The increase in interest expense related to interest-bearing demand deposits was due primarily to approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15% pursuant to a new customer relationship in 2022. The increase in the cost of money market accounts, as well as the cost of BaaS deposits, reflects the increase in interest rates throughout 2022

Overall, the cost of total interest-bearing liabilities for the third quarter 2022 increased 39 bps to 1.67% from 1.28% for the third quarter 2021. The cost of total interest-bearing liabilities for the nine months ended September 30, 2022 remained flat with the nine months ended September 30, 2021 at 1.32%. The increase in the cost of funds for the third quarter 2022 reflects the rapid rise in interest rates throughout 2022.

Net interest margin (“NIM”) was 2.40% for the third quarter 2022 compared to 2.00% for the third quarter 2021, an increase of 40 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.53% for the third quarter 2022 compared to 2.13% for the third quarter 2021, an increase of 40 bps. The increase in third quarter 2022 NIM and FTE NIM compared to the third quarter 2021 reflects the increase in earning asset yields noted above, partially offset by the increase in the cost of interest-bearing liabilities.

NIM was 2.52% for the nine months ended September 30, 2022 compared to 2.05% for the nine months ended September 30, 2021, an increase of 47 bps. On a fully-taxable equivalent basis, NIM was 2.65% for the nine months ended September 30, 2022, compared to 2.19% for the nine months ended September 30, 2021, an increase of 46 bps. The increase in NIM for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects the increase in earning asset yields noted above, as the cost of interest-bearing liabilities remained stable.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2022 and 2021.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Service charges and fees	$248	$281	$316	$292	$276	$845	$822
Loan servicing revenue	653	620	585	544	511	1,858	1,390
Loan servicing asset revaluation	(333)	(470)	(297)	(400)	(274)	(1,100)	(669)
Mortgage banking activities	871	1,710	1,873	2,776	3,850	4,454	12,274
Gain on sale of loans	2,713	1,952	3,845	4,137	2,719	8,510	7,461
Gain on sale of premises and equipment	—	—	—	—	—	—	2,523
Other	164	221	498	345	731	883	1,349
Total noninterest income	$4,316	$4,314	$6,820	$7,694	$7,813	$15,450	$25,150

During the third quarter 2022, noninterest income was $4.3 million, representing a decrease of $3.5 million, or 44.8%, compared to $7.8 million for the third quarter 2021. The decrease in noninterest income was due primarily to a decrease in revenue from mortgage banking activities and a decrease in other noninterest income, partially offset by an increase in loan servicing revenue. The decline in mortgage banking revenue was due primarily to decreases in interest rate locks, sold loan volumes and gain-on-sale margins driven by the increase in interest rates throughout 2022. The decrease in other noninterest income is due primarily to a distribution from the Company’s investment in a Small Business Investment Company fund that occurred during the three months ended September 30, 2021. The increase in loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio.

During the nine months ended September 30, 2022, noninterest income was $15.5 million, representing a decrease of $9.7 million, or 38.6%, compared to $25.2 million for the nine months ended September 30, 2021. The decrease in noninterest income was due primarily to a decrease in revenue from mortgage banking activities and a decrease of $2.5 million from the gain on sale of premises and equipment resulting from the sale of the Company’s former headquarters that occurred in the second quarter 2021, partially offset by a $1.0 million, or 14.1%, increase in gain on sale of loans. The decrease in mortgage banking activities was due mainly to decreases in interest rate locks, sold loan volumes and gain-on-sale margins driven by the increase in interest rates throughout 2022. The increase in gain on sale of loans was due to an increase in the volume of U.S. SBA 7(a) guaranteed loan sales, as well as a gain on the sale of $14.4 million of single tenant lease financing loans in 2022.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2022 and 2021.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Salaries and employee benefits	$10,439	$10,832	$9,878	$10,183	$9,316	$31,149	$28,040
Marketing, advertising and promotion	1,041	920	756	896	813	2,717	2,365
Consulting and professional services	790	1,197	1,925	1,262	728	3,912	2,792
Data processing	483	490	449	425	380	1,422	1,224
Loan expenses	1,142	693	1,582	654	383	3,417	1,458
Premises and equipment	2,808	2,419	2,540	2,188	1,687	7,767	4,875
Deposit insurance premium	229	287	281	283	230	797	930
Other	1,063	1,147	1,369	1,064	914	3,579	3,159
Total noninterest expense	$17,995	$17,985	$18,780	$16,955	$14,451	$54,760	$44,843

Noninterest expense for the third quarter 2022 was $18.0 million, compared to $14.5 million for the third quarter 2021. The increase of $3.5 million, or 24.5%, was due primarily to increases of $1.1 million, or 12.1%, in salaries and employee benefits, $1.1 million, or 2.9%, in premises and equipment, and $0.8 million, or 2.0%, in loan expenses. The higher salaries and employee benefits expense was due mainly to an increase in headcount as well as an increase in medical claims expense.The increase in premises and equipment was primarily related to costs associated with the Company’s new corporate headquarters, as well as investments in technology, software maintenance and a write-down of software. The increase in loan expenses was due mainly to servicing fees related to the growth in franchise finance loans.

Noninterest expense for the nine months ended September 30, 2022 was $54.8 million, compared to $44.8 million for the nine months ended September 30, 2021. The increase of $9.9 million, or 22.1%, was due primarily to increases of $3.1 million in salaries and employee benefits, $2.9 million in premises and equipment, $2.0 million in loan expenses and $1.1 million in consulting and professional fees. The higher salaries and employee benefits expense was due primarily to an increase in headcount, higher medical claims expense, a $0.5 million discretionary inflation bonus paid to certain employees and $0.3 million of accelerated equity compensation related to employees who retired during the year. The increase in premises and equipment was due mainly to costs associated with the Company’s new corporate headquarters, as well as investments in technology, software maintenance and a write-down of software. The increase in loan expenses was due primarily to servicing fees related to tax refund advance loans and franchise finance loans. The increase in consulting and professional fees was due primarily to a $0.9 million consulting fee associated with a special project.

Income tax provision was $1.0 million for the third quarter 2022, resulting in an effective tax rate of 10.5%, compared to a tax provision of $2.2 million for the third quarter 2021 and an effective tax rate of 15.5%. Income tax provision was $4.1 million for the nine months ended September 30, 2022, resulting in an effective tax rate of 12.2%, compared to an income tax provision of $6.5 million, or an effective tax rate of 15.3%, for the nine months ended September 30, 2021. The lower income tax provision and effective tax rate during the three and nine months ended September 30, 2022 is the result of the decline in noninterest income, resulting in a higher proportion of tax exempt income to total pre-tax income.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total assets	$4,264,424	$4,099,806	$4,225,397	$4,210,994	$4,252,292
Loans	3,255,906	3,082,127	2,880,780	2,887,662	2,936,148
Total securities	584,622	610,602	628,658	662,609	696,136
Loans held-for-sale	23,103	31,580	33,991	47,745	43,970
Noninterest-bearing deposits	142,875	126,153	119,196	117,531	110,117
Interest-bearing deposits	3,049,769	3,025,948	3,098,783	3,061,428	3,114,478
Total deposits	3,192,644	3,152,101	3,217,979	3,178,959	3,224,595
Advances from Federal Home Loan Bank	589,926	464,925	514,923	514,922	514,920
Total shareholders’ equity	360,857	365,332	374,655	380,338	370,442

Total assets increased $53.4 million, or 1.3%, to $4.3 billion at September 30, 2022 compared to $4.2 billion at December 31, 2021. The increase was due primarily to increases in loan balances, partially offset by decreases in total securities balances and cash balances.

As of September 30, 2022, total shareholders’ equity was $360.9 million, a decrease of $19.5 million, or 5.1%, compared to December 31, 2021, due primarily to stock repurchase activity and an increase in accumulated other comprehensive loss resulting from a decline in the value of the available-for-sale securities portfolio caused by the continued rise in interest rates during the year. This was partially offset by the net income earned during the year and an increase in the value of interest rate swaps classified as cash flow hedges. Tangible common equity totaled $356.2 million as of September 30, 2022, representing a decrease of $19.5 million, or 5.2%, compared to December 31, 2021. The ratio of total shareholders’ equity to total assets decreased to 8.46% as of September 30, 2022 from 9.03% as of December 31, 2021, and the ratio of tangible common equity to tangible assets decreased to 8.36% as of September 30, 2022 from 8.93% as of December 31, 2021.

Book value per common share decreased 0.4% to $38.84 as of September 30, 2022 from $38.99 as of December 31, 2021. Tangible book value per share decreased 0.4% to $38.34 as of September 30, 2022 from $38.51 as of December 31, 2021. The slight decline in both book value per common share and tangible book value per share reflects the declines in total shareholders’ equity and tangible common equity, mostly offset by shares repurchased throughout the year. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2022		June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021
Commercial loans
Commercial and industrial	$104,780	3.2%	$110,540	3.6%	$99,808	3.5%	$96,008	3.3%	$107,142	3.6%
Owner-occupied commercial real estate	58,615	1.8%	61,277	2.0%	56,752	2.0%	66,732	2.3%	84,819	2.9%
Investor commercial real estate	91,021	2.8%	52,648	1.7%	34,627	1.2%	28,019	1.0%	28,505	1.0%
Construction	139,509	4.3%	143,475	4.7%	149,662	5.2%	136,619	4.7%	115,414	3.9%
Single tenant lease financing	895,302	27.4%	867,181	28.1%	852,519	29.6%	865,854	30.0%	921,998	31.5%
Public finance	614,139	18.9%	613,759	19.9%	587,817	20.4%	592,665	20.5%	601,738	20.5%
Healthcare finance	293,686	9.0%	317,180	10.3%	354,574	12.3%	387,852	13.4%	417,388	14.2%
Small business lending	113,001	3.5%	102,724	3.3%	97,040	3.4%	108,666	3.8%	102,889	3.5%
Franchise finance	225,012	6.8%	168,942	5.5%	107,246	3.7%	81,448	2.8%	25,598	0.9%
Total commercial loans	2,535,065	77.7%	2,437,726	79.1%	2,340,045	81.3%	2,363,863	81.8%	2,405,491	82.0%
Consumer loans
Residential mortgage	337,565	10.4%	281,124	9.1%	191,153	6.6%	186,770	6.5%	188,750	6.4%
Home equity	22,114	0.7%	19,928	0.6%	18,100	0.6%	17,665	0.6%	17,960	0.6%
Other consumer	312,512	9.7%	292,955	9.6%	270,330	9.4%	265,478	9.2%	268,396	9.1%
Tax refund advance loans	—	0.0%	—	0.0%	9,177	0.3%	—	0.0%	—	0.0%
Total consumer loans	672,191	20.8%	594,007	19.3%	488,760	16.9%	469,913	16.3%	475,106	16.1%
Net deferred loan origination costs, premiums and discounts on purchased loans and other (1)	48,650	1.5%	50,394	1.6%	51,975	1.8%	53,886	1.9%	55,551	1.9%
Total loans	3,255,906	100.0%	3,082,127	100.0%	2,880,780	100.0%	2,887,662	100.0%	2,936,148	100.0%
Allowance for loan losses	(29,866)		(29,153)		(28,251)		(27,841)		(28,000)
Net loans	$3,226,040		$3,052,974		$2,852,529		$2,859,821		$2,908,148

(1) Includes carrying value adjustments of $33.9 million, $35.4 million, $36.4 million, $37.5 million and $38.9 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021, respectively.

Total loans were $3.3 billion as of September 30, 2022, an increase of $368.2 million, or 12.8%, compared to December 31, 2021. Total commercial loan balances were $2.5 billion as of September 30, 2022, up $171.2 million, or 7.2%, from December 31, 2021. Total consumer loan balances were $672.2 million as of September 30, 2022, an increase of $202.3 million, or 43.1%, compared to December 31, 2021. Compared to December 31, 2021, the increase in commercial loan balances was driven by growth in franchise finance, investor commercial real estate, single tenant lease financing, public finance, commercial and industrial and small business lending. The increase was partially offset by net payoffs in healthcare finance and owner-occupied commercial real estate loans. The increase in consumer loans was due to higher balances in the residential mortgage, home equity, trailers, recreational vehicles and other consumer loan portfolios.

Franchise finance was established in July 2021 in partnership with ApplePie Capital, a leading provider of growth financing to franchisees in various industry segments across the country. Through this relationship, we have funded $234.1 million in total originations since inception.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Nonaccrual loans
Commercial loans:
Commercial and industrial	$350	$350	$610	$674	$678
Owner-occupied commercial real estate	1,622	1,661	3,267	3,419	3,429
Single tenant lease financing	—	—	1,092	1,100	1,100
Small business lending (1)	2,958	1,297	881	959	1,351
Total commercial loans	4,930	3,308	5,850	6,152	6,558
Consumer loans:
Residential mortgage	1,073	1,201	1,207	1,226	1,253
Home equity	—	14	14	14	14
Other consumer	3	4	13	9	26
Total consumer loans	1,076	1,219	1,234	1,249	1,293
Total nonaccrual loans	6,006	4,527	7,084	7,401	7,851

Past Due 90 days and accruing loans
Total past due 90 days and accruing loans	—	—	—	—	—

Total nonperforming loans	6,006	4,527	7,084	7,401	7,851

Other real estate owned
Single tenant lease financing	—	—	—	1,188	1,188
Residential mortgage	—	—	—	—	—
Total other real estate owned	—	—	—	1,188	1,188

Other nonperforming assets	—	23	1	29	—

Total nonperforming assets	$6,006	$4,550	$7,085	$8,618	$9,039

Total nonperforming loans to total loans(2)	0.18%	0.15%	0.25%	0.26%	0.27%
Total nonperforming assets to total assets(2)	0.14%	0.11%	0.17%	0.20%	0.21%
Allowance for loan losses to total loans	0.92%	0.95%	0.98%	0.96%	0.95%
Nonaccrual loans to total loans	0.18%	0.15%	0.25%	0.26%	0.27%
Allowance for loan losses to nonperforming loans(2)	497.3%	644.0%	398.8%	376.2%	356.6%

1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Total nonperforming loans declined $1.4 million, or 18.9%, to $6.0 million as of September 30, 2022 compared to $7.4 million as of December 31, 2021 due primarily to upgrades and payoffs in the owner-occupied commercial real estate and commercial and industrial loan portfolios, partially offset by SBA loans placed on nonaccrual during 2022. Total nonperforming assets declined $2.6 million, or 30.3%, as of September 30, 2022, compared to December 31, 2021, due primarily to the upgrades and payoffs discussed above, as well as the decline in other real estate owned (“OREO”) discussed below.

Troubled Debt Restructurings

The following table provides a summary of troubled debt restructurings for the last five completed fiscal quarters.

(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Troubled debt restructurings – nonaccrual	$2,342	$2,389	$2,440	$2,492	$2,550
Troubled debt restructurings – performing	2,410	2,425	2,418	1,693	843
Total troubled debt restructurings	$4,752	$4,814	$4,858	$4,185	$3,393

Total TDRs as of September 30, 2022 were $4.8 million, up $0.6 million from December 31, 2021. The increase was driven by one residential mortgage loan that became a TDR in 2022.

     As of September 30, 2022, the Company did not own any OREO. As of December 31, 2021, the Company had one single tenant lease financing property in OREO with a carrying value of $1.2 million. During the first quarter 2022, the Company reached a settlement agreement with the guarantor, which resulted in the Company recovering $1.2 million in excess of the carrying value of OREO.

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

    In accordance with this guidance, the Company offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments.     As of September 30, 2022, the Company had no loans as non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the PPP, which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforce in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. The Company received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in December 2020 and 100% of loan balances had been forgiven as of December 31, 2021.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during 2021, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021 and 100% of loan balances had been forgiven as of September 30, 2022.

The following table provides a rollforward of the activity of PPP loans through September 30, 2022.

(in thousands, except Number of Loans)	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(634)	(75,377)
Net deferred fees recognized			(1,624)
Balance, December 31, 2021	23	3,152	99
Originated	—	—	—
Principal repaid	(18)	(2,149)
Net deferred fees recognized			(75)
Balance, March 31, 2022	5	$1,003	$24
Originated	—	—	—
Principal repaid	(3)	(809)
Net deferred fees recognized			(19)
Balance, June 30, 2022	2	$194	$5
Originated	—	—	—
Principal repaid	(2)	(194)
Net deferred fees recognized			(5)
Balance, September 30, 2022	—	$—	$—

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the last five completed fiscal quarters and the nine months ended September 30, 2022 and 2021.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of period	$29,153	$28,251	$27,841	$28,000	$28,066	$27,841	$29,484
Provision (credit) charged to expense	892	1,185	791	(238)	(29)	2,868	1,268
Losses charged off
Commercial and industrial	—	—	—	—	—	—	28
Single tenant lease financing	—	—	—	—	—	—	2,391
Small business lending	130	—	80	—	10	210	222
Residential mortgage	—	—	—	—	—	—	6
Home equity	—	—	—	—	—	—	51
Other consumer	106	128	163	106	110	397	423
Tax refund advance loans	—	372	1,488	—	—	1,860	—
Total losses charged off	236	500	1,731	106	120	2,467	3,121
Recoveries
Commercial and industrial	2	—	—	3	2	2	85
Single tenant lease financing	—	—	1,231	—	—	1,231	—
Small business lending	3	2	17	48	26	22	32
Residential mortgage	1	1	1	51	3	3	12
Home equity	1	134	2	2	2	137	5
Other consumer	50	80	99	81	50	229	235
Total losses charged off	57	217	1,350	185	83	1,624	369
Balance, end of period	$29,866	$29,153	$28,251	$27,841	$28,000	$29,866	$28,000

Net charge-offs (recoveries)	$179	$283	$381	$(79)	$37	$843	$2,752

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	0.00%	0.00%	(0.01%)	(0.01%)	0.00%	(0.10%)
Single tenant lease financing	0.00%	0.00%	(0.58%)	0.00%	0.00%	(0.19%)	0.34%
Small business lending	0.14%	0.00%	0.23%	(0.17%)	(0.05%)	0.22%	0.20%
Total commercial net charge-offs (recoveries)	0.01%	0.00%	(0.20%)	(0.01%)	0.00%	(0.06%)	0.14%
Residential mortgage	0.00%	0.00%	0.00%	(0.11%)	(0.01%)	0.00%	0.00%
Home equity	(0.01%)	(1.42%)	(0.04%)	(0.04%)	(0.05%)	(0.94%)	0.34%
Other consumer	0.20%	0.30%	0.40%	0.28%	0.24%	0.30%	0.32%
Tax refund advance loans	0.00%	23.55%	9.97%	0.00%	0.00%	11.84%	0.00%
Total consumer net charge-offs (recoveries)	0.01%	0.11%	1.18%	(0.02%)	0.05%	0.44%	0.06%
Total net charge-offs (recoveries) to average loans	0.02%	0.04%	0.05%	(0.01)%	0.01%	0.04%	0.12%
Total net (recoveries) charge-offs, excluding tax refund advance loans	0.02%	(0.01%)	(0.16%)	(0.01)%	0.01%	(0.05)%	0.12%

    The allowance for loan losses was $29.9 million as of September 30, 2022, compared to $27.8 million as of December 31, 2021. The allowance for loan losses as a percentage of total loans, including and excluding PPP loans, was 0.92% at September 30, 2022, compared to 0.96%, or 0.97% when excluding PPP loans, at December 31, 2021. The allowance for loan losses as a percentage of nonperforming loans increased to 497.3% as of September 30, 2022, compared to 376.2% as of December 31, 2021.

Net charge-offs of $0.2 million were recognized during the third quarter 2022, resulting in net charge-offs to average loans of 0.02%, compared to net recoveries to average loans of 0.01% for the third quarter 2021.

The provision for loan losses in the third quarter 2022 was $0.9 million, compared to a $29 thousand credit for the third quarter 2021. The provision for the third quarter 2022 was driven primarily by growth in the loan portfolio, partially offset by reductions in specific reserves due to positive developments on certain monitored loans.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$38,197	$41,542	$45,335	$50,013	$53,380
Municipal securities	71,156	71,264	72,420	75,158	76,528
Agency mortgage-backed securities - residential	259,568	265,196	276,392	377,928	398,504
Agency mortgage-backed securities - commercial	17,825	23,312	24,815	36,024	34,109
Private label mortgage-backed securities - residential	12,320	13,259	15,090	15,902	19,997
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	44,644	42,655	47,580	46,482	48,460
Total available-for-sale	448,710	462,228	486,632	606,507	635,978
Securities held-to-maturity
Municipal securities	13,957	13,969	13,981	13,992	14,538
Agency mortgage-backed securities - residential	123,718	117,749	95,982	—	—
Agency mortgage-backed securities - commercial	5,828	5,838	5,847	—	—
Corporate securities	47,554	47,557	47,560	45,573	47,591
Total held-to-maturity	191,057	185,113	163,370	59,565	62,129
Total securities	$639,767	$647,341	$650,002	$666,072	$698,107

(in thousands)
Approximate Fair Value	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Securities available-for-sale
U.S. Government-sponsored agencies	$36,329	$40,003	$43,847	$49,040	$52,455
Municipal securities	63,537	67,923	72,804	77,033	77,450
Agency mortgage-backed securities - residential	219,191	237,546	257,682	373,236	395,105
Agency mortgage-backed securities - commercial	16,522	22,207	24,156	36,326	34,780
Private label mortgage-backed securities - residential	11,041	12,479	14,818	16,021	20,235
Asset-backed securities	4,884	4,897	4,986	5,004	5,005
Corporate securities	42,061	40,434	46,995	46,384	48,977
Total available-for-sale	393,565	425,489	465,288	603,044	634,007
Securities held-to-maturity
Municipal securities	12,668	13,356	14,093	14,709	15,319
Agency mortgage-backed securities - residential	107,570	109,054	92,939	—	—
Agency mortgage-backed securities - commercial	4,686	5,048	5,420	—	—
Corporate securities	45,053	46,561	47,519	46,759	49,018
Total held-to-maturity	169,977	174,019	159,971	61,468	64,337
Total securities	$563,542	$599,508	$625,259	$664,512	$698,344

The approximate fair value of available-for-sale investment securities decreased $209.5 million, or 34.7%, to $393.6 million as of September 30, 2022, compared to $603.0 million as of December 31, 2021. The decrease was due primarily to decreases of $154.0 million in agency mortgage-backed securities - residential, $19.8 million in agency mortgage-backed securities - commercial, $13.5 million in municipal securities, and $12.7 million in U.S. Government-sponsored agencies. The decrease in agency mortgage-backed securities - residential and agency mortgage-backed securities - commercial was due primarily to the transfer of $96.2 million of these securities from available-for-sale to held-to-maturity in the first quarter 2022, as well as a decline in fair value resulting from the continued rise in interest rates. The decreases in other securities types were also driven by a decline in value resulting from the continued rise in interest rates, as well as net paydown activity.

Accrued Income and Other Assets

    Accrued income and other assets decreased $3.4 million, or 7.2%, to $43.5 million at September 30, 2022 compared to $46.9 million at December 31, 2021. The decrease was primarily related to a decrease of $15.7 million in cash pledged as collateral and $7.7 million in deferred tax assets, partially offset by increases of $9.3 million in derivative assets, $8.6 million in income tax receivable, and $2.1 million in investment fund partnerships. As of September 30, 2022 the Company had no pledged cash collateral compared to $15.7 million, as of December 31, 2021. Cash collateral is pledged to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the fair value of the underlying agreements as of the respective date.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities decreased $15.9 million, or 52.0%, to $14.7 million at September 30, 2022, compared to $30.5 million at December 31, 2021. The decrease in accrued expenses and other liabilities was due primarily to decreases of $13.9 million, or 97.3%, in derivative liabilities and $3.9 million in accrued taxes, partially offset by increases of $1.8 million, or 0.3%, in other liabilities and $0.1 million in accrued salary and benefits.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2022		June 30, 2022		March 31, 2022		December 31, 2021		September 30, 2021
Noninterest-bearing deposits	$142,635	4.5%	$126,153	4.0%	$119,197	3.7%	$117,531	3.7%	$110,117	3.4%
Interest-bearing demand deposits	337,765	10.6%	350,551	11.1%	334,723	10.4%	247,967	7.8%	201,557	6.3%
Savings accounts	52,228	1.6%	65,365	2.1%	66,320	2.1%	59,998	1.9%	66,762	2.1%
Money market accounts	1,378,087	43.2%	1,363,424	43.3%	1,475,857	45.8%	1,483,936	46.7%	1,479,358	45.8%
BaaS - brokered deposits	96,287	3.0%	194,133	6.2%	50,006	1.6%	—	0.0%	—	0.0%
Certificates of deposits	773,040	24.2%	800,598	25.3%	889,789	27.6%	970,107	30.5%	1,043,898	32.4%
Brokered deposits	412,602	12.9%	251,877	8.0%	282,087	8.8%	299,420	9.4%	322,903	10.0%
Total deposits	$3,192,644	100.0%	$3,152,101	100.0%	$3,217,979	100.0%	$3,178,959	100.0%	$3,224,595	100.0%

Total deposits increased $13.7 million, or 0.4%, to $3.2 billion as of September 30, 2022, compared to $3.2 billion as of December 31, 2021. This increase was due primarily to increases of $113.2 million, or 37.8%, in brokered deposits, $96.3 million in BaaS - brokered deposits, $89.8 million, or 36.2%, in interest-bearing demand deposits and $25.1 million, or 21.4%, in noninterest-bearing deposits, partially offset by decreases of $197.1 million, or 20.3%, in certificates of deposits, $105.8 million, or 7.1% in money market accounts and $7.8 million, or 13.0%, in savings accounts. The increase in brokered deposits was due to accessing certain deposit channels during the third quarter 2022 to support balance sheet liquidity and manage interest rate risk. The increase in BaaS brokered deposits was due to a relationship established in the first quarter 2022. The increase in the balance of interest-bearing demand deposits was due primarily to a new customer relationship from the first quarter of 2022 with approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15%. The decrease in the balance of certificates of deposits was due to the maturity of higher-cost balances and reduced pricing strategies designed to limit the volume of new production. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile.

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

The following tables present actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2022 and December 31, 2021, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$392,281	11.72%	$234,271	7.00%	N/A	N/A
Bank	462,999	13.87%	233,603	7.00%	$216,917	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	392,281	11.72%	284,472	8.50%	N/A	N/A
Bank	462,999	13.87%	283,661	8.50%	266,975	8.00%
Total capital to risk-weighted assets
Consolidated	526,603	15.73%	351,406	10.50%	N/A	N/A
Bank	492,865	14.77%	350,404	10.50%	333,719	10.00%
Leverage ratio
Consolidated	392,281	9.49%	165,323	4.00%	N/A	N/A
Bank	462,999	11.22%	165,096	4.00%	206,370	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,499	12.93%	$208,202	7.00%	N/A	N/A
Bank	432,181	14.55%	207,913	7.00%	$193,062	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	384,499	12.93%	252,817	8.50%	N/A	N/A
Bank	432,181	14.55%	252,466	8.50%	237,615	8.00%
Total capital to risk-weighted assets
Consolidated	516,571	17.37%	312,303	10.50%	N/A	N/A
Bank	460,022	15.49%	311,870	10.50%	297,019	10.00%
Leverage ratio
Consolidated	384,499	9.22%	166,824	4.00%	N/A	N/A
Bank	432,181	10.37%	166,693	4.00%	208,366	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 17, 2022 to shareholders of record as of September 30, 2022. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2022, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On October 20, 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. In October 2022, the Company’s Board of Directors increased the authorization to $35.0 million. Under this program, the Company repurchased 100,000 shares at a total cost of $4.4 million during 2021, 103,703 shares at a total cost of $5.1 million during the first quarter 2022, 294,464 shares at a total cost of $11.1 million during the second quarter 2022 and 120,000 shares at a total cost of $4.4 million during the third quarter 2022. The stock repurchase authorization is scheduled to expire on December 31, 2022. Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. See Part II, Item 2, of this report for information regarding recent repurchase activity and our remaining authority under the program.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2022, on a consolidated basis, the Company had $614.6 million in cash and cash equivalents and investment securities available-for-sale and $23.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2022, the Bank had the ability to borrow an additional $473.7 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2022, the Company, on an unconsolidated basis, had $25.7 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2022, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $508.6 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2022 totaled $549.5 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, adjusted total interest income - FTE, net interest income - FTE, adjusted net interest income, adjusted net interest income - FTE, net interest margin - FTE, adjusted net interest margin, adjusted net interest margin - FTE, provision (benefit) for loan losses, excluding tax refund advance loans, average loans, excluding tax refund advance loans, net (recoveries) charge-offs to average loans, excluding tax refund advance loans, loans, excluding PPP loans, allowance for loan losses to loans, excluding PPP loans, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted effective income tax rate, income before income taxes, excluding tax refund advance loans, income tax provision, excluding tax refund advance loans, and net income, excluding tax refund advance loans are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2022 and 2021.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Total equity - GAAP	$360,857	$365,332	$374,655	$380,338	$370,442	$360,857	$370,442
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$356,170	$360,645	$369,968	$375,651	$365,755	$356,170	$365,755

Total assets - GAAP	$4,264,424	$4,099,806	$4,225,397	$4,210,994	$4,252,292	$4,264,424	$4,252,292
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,259,737	$4,095,119	$4,220,710	$4,206,307	$4,247,605	$4,259,737	$4,247,605

Common shares outstanding	9,290,885	9,404,000	9,683,727	9,754,455	9,854,153	9,290,885	9,854,153

Book value per common share	$38.84	$38.85	$38.69	$38.99	$37.59	$38.84	$37.59
Effect of goodwill	(0.50)	(0.50)	(0.48)	(0.48)	(0.47)	(0.50)	(0.47)
Tangible book value per common share	$38.34	$38.35	$38.21	$38.51	$37.12	$38.34	$37.12

Total shareholders’ equity to assets	8.46%	8.91%	8.87%	9.03%	8.71%	8.46%	8.71%
Effect of goodwill	(0.10%)	(0.10%)	(0.10%)	(0.10%)	(0.10%)	(0.10)%	(0.10)%
Tangible common equity to tangible assets	8.36%	8.81%	8.77%	8.93%	8.61%	8.36%	8.61%

Total average equity - GAAP	$371,303	$374,274	$380,767	$376,832	$366,187	$375,190	$351,794
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$366,616	$369,587	$376,080	$372,145	$361,500	$370,503	$347,107

Return on average shareholders’ equity	9.01%	10.23%	11.94%	13.14%	13.10%	10.40%	13.54%
Effect of goodwill	0.12%	0.13%	0.15%	0.16%	0.17%	0.13%	0.19%
Return on average tangible common equity	9.13%	10.36%	12.09%	13.30%	13.27%	10.53%	13.73%

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Total interest income	$39,099	$36,106	$36,034	$34,192	$33,034	$111,239	$99,691
Adjustments:
Fully-taxable equivalent adjustments [1]	1,280	1,377	1,314	1,348	1,356	3,971	4,105
Total interest income - FTE	$40,379	$37,483	$37,348	$35,540	$34,390	$115,210	$103,796

Total interest income - FTE	$40,379	$37,483	$37,348	$35,540	$34,390	$115,210	$103,796
Adjustments:
Income from tax refund advance loans	—	(149)	(2,864)	—	—	(3,013)	—
Adjusted total interest income - FTE	$40,379	$37,334	$34,484	$35,540	$34,390	$112,197	$103,796

Net interest income	$23,994	$25,680	$25,750	$23,505	$20,919	$75,424	$63,051
Adjustments:
Fully-taxable equivalent adjustments [1]	1,280	1,377	1,314	1,348	1,356	3,971	4,105
Net interest income - FTE	$25,274	$27,057	$27,064	$24,853	$22,275	$79,395	$67,156

Net interest income	$23,994	$25,680	$25,750	$23,505	$20,919	$75,424	$63,051
Adjustments:
Subordinated debt redemption cost	—	—	—	—	810	—	810
Income from tax refund advance loans	—	(149)	(2,864)	—	—	(3,013)	—
Adjusted net interest income	$23,994	$25,531	$22,886	$23,505	$21,729	$72,411	$63,861

Net interest income	$23,994	$25,680	$25,750	$23,505	$20,919	$75,424	$63,051
Adjustments:
Fully-taxable equivalent adjustments [1]	1,280	1,377	1,314	1,348	1,356	3,971	4,105
Subordinated debt redemption cost	—	—	—	—	810	—	810
Income from tax refund advance loans	—	(149)	(2,864)	—	—	(3,013)	—
Adjusted net interest income - FTE	$25,274	$26,908	$24,200	$24,853	$23,085	$76,382	$67,966
[1] Assuming a 21% tax rate

(dollars in thousands)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Net interest margin	2.40%	2.60%	2.56%	2.30%	2.00%	2.52%	2.05%
Effect of fully-taxable equivalent adjustments [1]	0.13%	0.14%	0.13%	0.13%	0.13%	0.13%	0.14%
Net interest margin - FTE	2.53%	2.74%	2.69%	2.43%	2.13%	2.65%	2.19%

Net interest margin	2.40%	2.60%	2.56%	2.30%	2.00%	2.52%	2.05%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.00%	0.08%	0.00%	0.02%
Effect of income from tax refund advance loans	0.00%	(0.02%)	(0.28%)	0.00%	0.00%	(0.10%)	0.00%
Adjusted net interest margin	2.40%	2.58%	2.28%	2.30%	2.08%	2.42%	2.07%

Net interest margin	2.40%	2.60%	2.56%	2.30%	2.00%	2.52%	2.05%
Effect of fully-taxable equivalent adjustments	0.13%	0.14%	0.13%	0.13%	0.13%	0.13%	0.14%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.00%	0.08%	0.00%	0.02%
Effect of income from tax refund advance loans	0.00%	(0.02%)	(0.28%)	0.00%	0.00%	(0.10%)	0.00%
Adjusted net interest margin - FTE	2.53%	2.72%	2.41%	2.43%	2.21%	2.55%	2.21%

Provision (benefit) for loan losses	$892	$1,185	$791	$(238)	$(29)	$2,868	$1,268
Adjustments:
Provision for tax refund advance loans losses	—	(18)	(1,842)	—	—	(1,860)	—
Provision (benefit) for loan losses, excluding tax refund advance loans	$892	$1,167	$(1,051)	$(238)	$(29)	$1,008	$1,268

Average loans	$3,161,850	$2,998,144	$2,947,924	$2,914,858	$2,933,654	$3,036,532	$2,991,556
Adjustments:
Average tax refund advance loans	—	(3,185)	(60,499)	—	—	(20,996)	—
Average loans, excluding tax refund advance loans	$3,161,850	$2,994,959	$2,887,425	$2,914,858	$2,933,654	$3,015,536	$2,991,556

Net charge-offs (recoveries) to average loans	0.02%	0.04%	0.05%	(0.01%)	0.01%	0.04%	0.12%
Adjustments:
Effect of tax refund advance lending net charge-offs to average loans	0.00%	(0.05%)	(0.21%)	0.00%	0.00%	(0.08%)	0.00%
Net (recoveries) charge-offs to average loans, excluding tax refund advance loans	0.02%	(0.01%)	(0.16%)	(0.01%)	0.01%	(0.04%)	0.12%

Allowance for loan losses	$29,866	$29,153	$28,251	$27,841	$28,000	$29,866	$28,000

Loans	$3,255,906	$3,082,127	$2,880,780	$2,887,662	$2,936,148	$3,255,906	$2,936,148
Adjustments:
PPP loans	—	(194)	(1,003)	(3,152)	(14,981)	—	(14,981)
Loans, excluding PPP loans	$3,255,906	$3,081,933	$2,879,777	$2,884,510	$2,921,167	$3,255,906	$2,921,167

Allowance for loan losses to loans	0.92%	0.95%	0.98%	0.96%	0.95%	0.92%	0.95%
Effect of PPP loans	0.00%	0.00%	0.00%	0.01%	0.01%	0.00%	0.01%
Allowance for loan losses to loans, excluding PPP loans	0.92%	0.95%	0.98%	0.97%	0.96%	0.92%	0.96%
1 Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Noninterest expense - GAAP	$17,995	$17,985	$18,780	$16,955	$14,451	$54,760	$44,843
Adjustments:
Acquisition-related expenses	—	(103)	(170)	(163)	—	(273)	—
Nonrecurring consulting fee	—	—	(875)	—	—	(125)	—
Write-down of Software	(125)	—	—	(475)	—	(875)	—
Discretionary inflation bonus	—	(531)	—	—	—	(531)	—
Accelerated equity compensation	—	(289)	—	—	—	(289)	—
Adjusted noninterest expense	$17,870	$17,062	$17,735	$16,317	$14,451	$52,667	$44,843

Income before income taxes - GAAP	$9,423	$10,824	$12,999	$14,482	$14,310	$33,246	$42,090
Adjustments:
Gain on sale of premises and equipment	—	—	—	—	—	—	(2,523)
Acquisition-related expenses	—	103	170	163	—	273	—
Nonrecurring consulting fee	—	—	875	—	—	875	—
Write-down of Software	125	—	—	475	—	125	—
Subordinated debt redemption cost	—	—	—	—	810	—	810
Discretionary inflation bonus	—	531	—	—	—	531	—
Accelerated equity compensation	—	289	—	—	—	289	—
Adjusted income before income taxes	$9,548	$11,747	$14,044	$15,120	$15,120	$35,339	$40,377

Income tax provision - GAAP	$987	$1,279	$1,790	$2,004	$2,220	$4,056	$6,454
Adjustments:[1]
Gain on sale of premises and equipment	—	—	—	—	—	—	(530)
Acquisition-related expenses	—	21	36	34	—	57	—
Nonrecurring consulting fee	—	—	184	—	—	184	—
Write-down of Software	26	—	—	100	—	26	—
Subordinated debt redemption cost	—	—	—	—	170	—	170
Discretionary inflation bonus	—	112	—	—	—	112	—
Accelerated equity compensation	—	61	—	—	—	61	—
Adjusted income tax provision	$1,013	$1,473	$2,010	$2,138	$2,390	$4,496	$6,094

Net income - GAAP	$8,436	$9,545	$11,209	$12,478	$12,090	$29,190	$35,636
Adjustments:
Gain on sale of premises and equipment	—	—	—	—	—	—	(1,993)
Acquisition-related expenses	—	82	134	129	—	216	—
Nonrecurring consulting fee	—	—	691	—	—	691	—
Write-down of Software	99	—	—	375	—	99	—
Subordinated debt redemption cost	—	—	—	—	640	—	640
Discretionary inflation bonus	—	419	—	—	—	419	—
Accelerated equity compensation	—	228	—	—	—	228	—
Adjusted net income	$8,535	$10,274	$12,034	$12,982	$12,730	$30,843	$34,283
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Diluted average common shares outstanding	9,525,855	9,658,689	9,870,394	9,989,951	9,988,102	9,681,742	9,974,071

Diluted earnings per share - GAAP	$0.89	$0.99	$1.14	$1.25	$1.21	$3.01	$3.57
Adjustments:
Effect of gain on sale of premises and equipment	—	—	—	—	—	—	(0.19)
Effect of acquisition-related expenses	—	0.01	0.01	0.01	—	0.02	—
Effect of nonrecurring consulting fee	—	—	0.07	—	—	0.07	—
Effect of write-down of software	0.01	—	—	0.04	—	0.01	—
Effect of subordinated debt redemption cost	—	—	—	—	0.06	—	0.06
Effect of discretionary inflation bonus	—	0.04	—	—	—	0.04	—
Effect of accelerated equity compensation	—	0.02	—	—	—	0.02	—
Adjusted diluted earnings per share	$0.90	$1.06	$1.22	$1.30	$1.27	$3.17	$3.44

Return on average assets	0.82%	0.93%	1.08%	1.19%	1.12%	0.94%	1.13%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.06%)
Effect of acquisition-related expenses	0.00%	0.01%	0.01%	0.01%	0.00%	0.01%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.07%	0.00%	0.00%	0.02%	0.00%
Effect of write-down of software	0.01%	0.00%	0.00%	0.04%	0.00%	0.00%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.00%	0.06%	0.00%	0.02%
Effect of discretionary inflation bonus	0.00%	0.04%	0.00%	0.00%	0.00%	0.01%	0.00%
Effect of accelerated equity compensation	0.00%	0.02%	0.00%	0.00%	0.00%	0.01%	0.00%
Adjusted return on average assets	0.83%	1.00%	1.16%	1.24%	1.18%	0.99%	1.09%
Return on average shareholders' equity	9.01%	10.23%	11.94%	13.14%	13.10%	10.40%	13.54%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.75%)
Effect of acquisition-related expenses	0.00%	0.09%	0.14%	0.14%	0.00%	0.08%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.74%	0.00%	0.00%	0.25%	0.00%
Effect of write-down of software	0.11%	0.00%	0.00%	0.39%	0.00%	0.04%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.00%	0.69%	0.00%	0.24%
Effect of discretionary inflation bonus	0.00%	0.45%	0.00%	0.00%	0.00%	0.15%	0.00%
Effect of accelerated equity compensation	0.00%	0.24%	0.00%	0.00%	0.00%	0.08%	0.00%
Adjusted return on average shareholders' equity	9.12%	11.01%	12.82%	13.67%	13.79%	11.00%	13.03%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Return on average tangible common equity	9.13%	10.36%	12.09%	13.30%	13.27%	10.53%	13.73%
Effect of gain on sale of premises and equipment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.77%)
Effect of acquisition-related expenses	0.00%	0.09%	0.14%	0.14%	0.00%	0.08%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.75%	0.00%	0.00%	0.25%	0.00%
Effect of write-down of software	0.11%	0.00%	0.00%	0.40%	0.00%	0.04%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%	0.00%	0.70%	0.00%	0.25%
Effect of discretionary inflation bonus	0.00%	0.45%	0.00%	0.00%	0.00%	0.15%	0.00%
Effect of accelerated equity compensation	0.00%	0.25%	0.00%	0.00%	0.00%	0.08%	0.00%
Adjusted return on average tangible common equity	9.24%	11.15%	12.98%	13.84%	13.97%	11.13%	13.21%

Effective income tax rate	10.5%	11.8%	13.8%	13.8%	15.5%	12.2%	15.3%
Effect of gain on sale of premises and equipment	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	(0.6%)
Effect of acquisition-related expenses	0.0%	0.2%	0.3%	0.1%	0.0%	0.2%	0.0%
Effect of nonrecurring consulting fee	0.0%	0.0%	1.3%	0.0%	0.0%	0.5%	0.0%
Effect of write-down of software	0.3%	0.0%	0.0%	0.2%	0.0%	0.1%	0.0%
Effect of subordinated debt redemption cost	0.0%	0.0%	0.0%	0.0%	0.3%	0.0%	0.4%
Effect of discretionary inflation bonus	0.0%	1.0%	0.0%	0.0%	0.0%	0.3%	0.0%
Effect of accelerated equity compensation	0.0%	0.6%	0.0%	0.0%	0.0%	0.2%	0.0%
Adjusted effective income tax rate	10.8%	13.6%	15.4%	14.1%	15.8%	13.5%	15.1%
Income before income taxes - GAAP	$9,423	$10,824	$12,999	$14,482	$14,310	$33,246	$42,090
Adjustments:
Income from tax refund advance lending	—	(149)	(2,864)	—	—	(3,013)	—
Provision for tax refund advance loans losses	—	18	1,842	—	—	1,860	—
Tax refund advance lending servicing fee	—	9	921	—	—	930	—
Income before income taxes, excluding tax refund advance loans	$9,423	$10,702	$12,898	$14,482	$14,310	$33,023	$42,090

Income tax provision - GAAP	$987	$1,279	$1,790	$2,004	$2,220	$4,056	$6,454
Adjustments:[1]
Income from tax refund advance lending	—	(31)	(601)	—	—	(632)	—
Provision for tax refund advance loans losses	—	4	387	—	—	391	—
Tax refund advance lending servicing fee	—	2	193	—	—	195	—
Income tax provision, excluding tax refund advance loans	$987	$1,254	$1,769	$2,004	$2,220	$4,010	$6,454

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Net income - GAAP	$8,436	$9,545	$11,209	$12,478	$12,090	$29,190	$35,636
Adjustments:
Income from tax refund advance lending	—	(118)	(2,263)	—	—	(2,381)	—
Provision for tax refund advance loans losses	—	14	1,455	—	—	1,469	—
Tax refund advance lending servicing fee	—	7	728	—	—	735	—
Net income, excluding tax refund advance loans	$8,436	$9,448	$11,129	$12,478	$12,090	$29,013	$35,636
1 Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both September 30, 2022 and December 31, 2021, the Company had interest rate swaps with notional amounts of $260.0 million. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2022 and December 31, 2021, the Company had commitments to sell residential real estate loans of $27.8 million and $72.8 million, respectively. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

The Company monitors its interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. The Company uses EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. In the Company’s standard model, it incorporates deposit betas ranging from 30% to 70% (100% for certain products) in up-rate scenarios related to its savings and money market non-maturity deposit products. These assumptions are reviewed and refined on an ongoing basis by the Company. The Company continually models its NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. The Company utilizes implied forward rates as its base case scenario which reflects market expectations for interest rates over the next 24 months. Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2022, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	15.17%	9.12%	N/A	(6.61%)	(13.46%)
NII - Year 2	19.24%	11.00%	0.95%	(6.65%)	(14.96%)
EVE	32.91%	20.09%	N/A	(18.06%)	(35.55%)

To supplement the instantaneous rate shocks required by regulatory guidance, the Company also calculates its interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2022, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	7.18%	3.90%	N/A	(3.03%)	(6.10%)
NII - Year 2	19.32%	10.88%	0.95%	(7.05%)	(15.45%)
EVE	30.82%	18.42%	N/A	(17.13%)	(33.68%)

In the Company’s supplementary model, it incorporates deposit betas ranging from 12% to 94% in up-rate scenarios related to its savings and money market non-maturity deposit products, which approximates actual deposit pricing experience thus far in 2022. Presented below are the estimated impacts on the Company’s NII and EVE position as of September 30, 2022, assuming a static balance sheet and instantaneous and gradual parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	14.64%	8.87%	N/A	(5.16%)	(10.55%)
NII - Year 2	19.23%	11.38%	1.76%	(4.40%)	(11.17%)
EVE	30.04%	18.93%	N/A	(16.11%)	(31.78%)

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	6.93%	3.73%	N/A	(2.45%)	(4.93%)
NII - Year 2	18.90%	11.02%	1.76%	(4.83%)	(11.82%)
EVE	27.93%	17.05%	N/A	(15.37%)	(30.32%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. In October 2022, the Company’s Board of Directors increased the authorization to $35.0 million. The stock repurchase authorization is scheduled to expire on December 31, 2022. Under this program, the Company repurchased 120,000 shares of common stock during the third quarter 2022 at an average price of $36.56 per share. The Company has repurchased a total of 618,167 shares at an average price of $40.54 per share under the program through September 30, 2022, leaving $9.9 million of remaining authority under the program.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the third quarter 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	44,533	$37.92	44,533	$12,636
September 1, 2022 - September 30, 2022	75,467	$35.75	75,467	$9,937
Total	120,000		120,000

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

FIRST INTERNET BANCORP

11/9/2022	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/9/2022	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)