Form 10-K
period 2022-12-31
First Internet Bancorp
filed 2023-03-14
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2022.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8701 E. 116th Street
Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $284.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 10, 2023, the registrant had 8,949,423 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our definitive proxy statement for our 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

First Internet Bancorp

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including, without limitation, statements concerning the financial condition, results of operations, trends in lending policies and loan programs, prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed under the heading “Risk Factors” in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Overview

    First Internet Bancorp is a financial holding company headquartered in Fishers, Indiana that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana, an Indiana chartered bank. The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

The Bank has three wholly-owned subsidiaries: First Internet Public Finance Corp., an Indiana corporation, which provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, a Delaware limited liability company, which manages other real estate owned properties as needed; and SPF15 Inc., an Indiana corporation that owns real estate used primarily for the Bank’s principal office.

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial and industrial (“C&I”) banking, construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We primarily offer construction and investor commercial real estate loans within Central Indiana or on a regional basis and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $155.4 million in SBA 7(a) loans during 2022 and ranking in the top 30 SBA 7(a) lenders for the SBA’s 2022 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

We also offer payment, deposit, card and lending products and services through fintech partnerships, which we intend to grow in future periods. With the rapid evolution of technology that enables consumers and small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain consumer and small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire lower-cost deposits and pursue additional asset generation capabilities.

As of December 31, 2022, the Company had consolidated assets of $4.5 billion, consolidated deposits of $3.4 billion and stockholders’ equity of $365.0 million.

Human Capital

As of December 31, 2022, we employed 319 people, 314 of which were full-time. Our team members have been and continue to be our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives each individual brings to the organization.

We encourage our employees to “Imagine More.” We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. We encourage community involvement and opportunities that support team members, both inside and outside the office. We may be a digital bank, but we strongly believe in the power of personal connection and collaboration. Our focus on employees is evident in the number of “best work place” awards we have been honored with over the years.

We strive to maintain a diverse and inclusive work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. With this vision in mind, the Company’s diversity and inclusion strategy focuses on five organizational pillars: People, Partners, Philanthropy, Products and Processes. In 2021, we published our first Environmental, Social and Governance (“ESG”) Report to highlight, among other things, our focus on and efforts to advance Diversity and Inclusion goals. In 2022, we provided a status update to our ESG Report, highlighting key initiatives and efforts. One such effort in 2022 was the introduction of mandatory Diversity, Equity & Inclusion (“DEI”) training for executive leadership and all employees. The phased training program — including topics such as unconscious bias, sexual harassment, regulatory issues and the benefits of a more diverse workplace — is delivered both in-person and online. Ongoing quarterly sessions and annual refresher courses will help reinforce the program’s methods and maintain active awareness. A copy of our ESG Report can be found on our website at www.firstinternetbancorp.com. See “Available Information” section below for more information.

To further foster inclusion as a norm, our organization promotes and supports the development of employee-led business resource groups, which currently include First Ladies and LIFT (a young professionals group). These groups magnify traditionally underrepresented voices. We also offer tuition reimbursement, a robust internal training program, and leadership training and coaching through a third party consultant to help employees advance their careers and perform competently and confidently. The tuition reimbursement program reimburses approved tuition costs, registration fees for classes, and costs of books and computer-based resources as required by class. The internal training program focuses on topics such as privacy, fair banking, skills-training and many industry specific topics and regulations. And the leadership training program features courses and curriculum designed to grow and support up-and-coming leaders, with support from internal sponsors and an external, professional coach.

Community service is a foundational tenet. We commit time, talent and financial support to community initiatives that inspire passion among our team members and support the communities within which we live and work. We allow paid volunteer time and sponsor community initiatives such as The Indy Pride Rainbow 5k, the Marian University-Indianapolis Diversity in Leadership Program and Habitat for Humanity. The result is a sense of pride and increased engagement within the Bank that serves as a catalyst for the greater good.

Competition

The markets in which we compete to make loans, attract deposits and provide fee based financial services are highly competitive. For consumer banking activities, we compete with other digital banks and fintech companies, in addition to traditional banks, savings banks, credit unions, investment banks, insurance companies, securities brokerages and other financial institutions, as nearly all have some form of digital delivery for their consumer banking services.

For our construction, investor CRE, and C&I lending activities, we compete with super-regional, regional and community banks operating in the Midwest and Southwest regions of the United States. For our single tenant lease financing activities, we compete nationally with regional banks, community banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. For our public finance, healthcare finance and franchise finance activities, we compete nationally with superregional and regional banks. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders, including a large number of regional and community banks. These competitors have resources and/or lending limits that differ greatly from one another.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law and this regulatory environment has a material effect on the operations and financial condition of the Company and its subsidiaries. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“U.S. Treasury”) also have an impact on the Company’s business. This regulatory framework is intended for the protection of depositors, borrowers and other customers, as well as the FDIC deposit insurance funds and the U.S. banking system, rather than the Company’s shareholders or creditors.

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

The supervisory framework for U.S. banking organizations subjects banks and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are in most cases not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. Regulatory agencies may impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law, or are otherwise inconsistent with laws and regulations. These regulatory agencies have broad enforcement power over regulated entities, including the ability to impose substantial fines and other adverse consequences for violations of law and regulations.

Following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and Bank. It does not describe all of the statutes, regulations, and regulatory policies that apply, and the descriptions in this summary are qualified in their entirety by reference to the particular statutory and regulatory provisions involved.

Holding Company Regulation

General. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and has elected to be a financial holding company. It is subject to regulation, supervision, examination and enforcement by the Federal Reserve. Under the BHCA, the Company is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Bank as the Federal Reserve may require. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered, among other things, to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

Regulatory

Capital. Regulatory capital represents the net assets of a banking organization available to absorb losses. Banks and bank holding companies are generally required to hold more capital than other businesses that are not subject to regulation and supervision by the banking agencies, and this directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

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

The Basel III Rule requires minimum capital ratios for bank holding companies as follows:

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

As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well capitalized. The Company was also in compliance with the capital conservation buffer. As of December 31, 2022, the Bank was was well capitalized, as defined by FDIC regulations.

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

Community Bank Leverage Ratio Framework. In response to industry complaints concerning the regulatory burdens imposed on community banks by certain aspects of the Basel III Rule, the U.S. Congress, as part of the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act, authorized an optional, simplified measure of capital adequacy, the “Community Bank Leverage Ratio” (“CBLR”) framework, for qualifying community banking organizations like the Company with less than $10 billion in total consolidated assets. The federal banking agencies jointly adopted a rulemaking effective January 1, 2020, that implemented this alternative approach to measuring capital. Qualifying institutions must have a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Banks that opt in to the rule are not required to calculate or report risk-based capital and are deemed to have met the well-capitalized ratio requirement. In response to the COVID-19 pandemic, the banking agencies temporarily lowered the qualifying leverage ratio to 8% in the second quarter of 2020, which then rose to 8.5% for calendar year 2021 and 9% thereafter. The Company has not opted in to the CBLR capital framework.

Activities, Acquisitions, and Changes in Control. The BHCA requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring or holding more than a 5% voting interest in any bank or bank holding company, (ii)

acquiring all or substantially all of the assets of another bank or bank holding company or (iii) merging or consolidating with another bank holding company. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Bank mergers and acquisitions generally will require the approval of the regulatory authorities of each banking organization. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, public benefits expected to be generated by the acquisition, post-acquisition capital levels, and performance under the Community Reinvestment Act of 1977, as amended (the “CRA”). The federal banking regulators are also required to take into account the effectiveness of the Bank Secrecy Act/anti-money laundering activities of the applicant. Federal regulatory policy relating to the approval of proposed mergers and acquisitions is currently under review. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that, among other initiatives, calls upon the federal banking agencies to review their current merger approval practices under the BHCA and the Bank Merger Act, and adopt a plan for the revitalization of such practices. In February 2022, Acting FDIC Chairman Gruenberg announced that the agency’s priorities include a comprehensive review of the process of considering and evaluating bank mergers, something the FDIC indicated had not been done in 25 years.

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

The Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the Company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve possesses enforcement powers to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among those powers is the ability to restrict the payment of dividends. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Regulatory” section above.

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

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured institutions, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2022.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2022 of $28.4 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

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

Climate-Related Risk Management and Regulation. In recent years, the federal banking agencies and the SEC have increased their focus on climate-related risks impacting the operation of banks, the communities they serve and the financial system as a whole. Proposals related to climate-related financial and other risks impacting banks are being considered at both the federal and state level. It is too early to predict to what extent legislative and regulatory proposals will impact the Company and the Bank, but we will continue to monitor these developments and the steps that will need to be taken to address any new requirements.

Additional Matters. The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign, and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States Government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits, and restricting certain borrowings by financial institutions and their subsidiaries. The monetary policies of the Federal Reserve have had a significant effect on the operating results of the Bank in the past and are expected to continue to do so in the future.

Additional legislation and administrative actions affecting the banking industry may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry, the Company or the Bank would be affected.

Available Information

The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge on its website at www.firstinternetbancorp.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. References to the Company’s website address in this Annual Report on Form 10-K are provided as a convenience only and are not incorporated by reference.

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

Economic conditions have affected and could continue to adversely affect our revenues and profits.

Our success depends, to a certain extent, upon favorable economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond the Company’s control may adversely affect deposit levels, costs, loan demand and/or asset quality and, therefore, our earnings. Further, any economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by difficult or rapidly changing market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

The competitive nature of the banking and financial services industry could negatively affect our ability to increase or maintain our market share and retain long-term profitability.

Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, fintechs, mutual funds, insurance companies and securities brokerage and investment banking firms operating locally and nationwide and may soon compete with entities that granted “special purpose national bank” (“SPNB”) charters by the Office of the Comptroller of the Currency. Some of our competitors have greater name recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long-term basis.

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

The wind-down of our consumer mortgage operations may take longer than expected and may cost more than anticipated.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit the consumer mortgage business during the first quarter of 2023. We have incurred and expect to incur a number of costs associated with the wind-down of the consumer mortgage business through at least the end of the second quarter of 2023. Our management made accounting judgments and estimates related to the wind-down of the consumer mortgage business. Our operating results could be adversely impacted in future periods if the accounting judgments and estimates prove to be inaccurate, if the wind-down takes significantly longer than anticipated, if we incur additional, unanticipated costs, or if we face litigation related to the exit.

Significant external events, including continued spread of the COVID-19 pandemic or outbreak of a highly contagious disease, could adversely affect our business and results of operations.

We could experience other external events such as severe weather, natural disasters, acts of war, such as the current conflict in Ukraine, terrorism or widespread public health issues, such as the COVID-19 pandemic or another highly contagious or infectious disease, that could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to external events affecting the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will completely mitigate the adverse impacts of any significant external event. The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.

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

Our commercial loans totaled $2.7 billion, or 77.7% of our total loan portfolio as of December 31, 2022. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance, franchise finance and small business loans have primarily been extended to small to medium sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

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

We offer our consumer lending as well as public finance, healthcare finance, franchise finance, small business lending and single tenant financing products and services throughout the United States. However, we serve CRE and C&I borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by real estate.

At December 31, 2022, approximately 48.2% of our loans held for investment portfolio was comprised of loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located, in response to factors such as economic downturns, changes in the economic health of industries heavily concentrated in a particular area and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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

A significant amount of time and resources may be needed to implement CECL effectively, including the implementation of adequate internal controls, which may adversely affect our results of operations. If we are unable to maintain effective internal control over financial reporting relating to CECL, or otherwise, our ability to report our financial condition and results of operations accurately and on a timely basis could also be adversely affected.

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

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates the Bank earns on loans, securities, and other earning assets and (ii) the interest rates the Bank pays on deposits and other borrowings. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates continue to rise, especially at the pace they did in 2022, the Company will have competitive pressure to increase the rates the Bank pays on deposits, which could result in a decrease of net interest income. If market interest rates decline, the Bank could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Earnings can also be impacted by the spread between short-term and long-term market interest rates.

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

We may need additional funding resources in the future, and these funding resources may not be available when needed or at all, without which our financial condition, results of operations and prospects could be materially impaired.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits and federal funds purchased. Further, in recent years, we have raised additional capital in the public debt and equity markets to support balance sheet growth, refinance existing debt obligations, or explore strategic alternatives which may include additional asset, deposit or revenue generation channels. Our ability to source deposits and raise future capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.

The Company’s stock price can be volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors, including without limitation: actual or anticipated variations in the Company’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company’s competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, increased inflation, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease, regardless of the Company’s operating results.

Operational Risks

Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.

The Bank conducts its deposit gathering activities and a significant portion of its lending activities through digital channels. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.

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

Our regulators or auditors may require us to increase the level and manner of our oversight of the third parties which provide marketing and other services through which we offer products and services, whether in connection with our introduction of new programs and products, or otherwise. Although we have significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

Federal banking laws limit the acquisition, ownership and repurchase of our common stock.

Because we are a bank holding company, any purchaser of certain specified amounts of our common stock may be required to file a notice with or obtain the approval of the Federal Reserve under the BHCA, as amended, and the Change in Bank Control Act of 1978, as amended. Specifically, under regulations adopted by the Federal Reserve, (1) any other bank holding company may be required to obtain the approval of the Federal Reserve before acquiring 5% or more of our common stock and (2) any person may be required to file a notice with and not be disapproved by the Federal Reserve to acquire 10% or more of our common stock and will be required to file a notice with and not be disapproved by the Federal Reserve to acquire 25% or more of our common stock. Further, recently enacted laws impose an excise tax on a public company’s repurchase of its own stock. There are discussions and proposed legislation to increase that excise tax. Increases in the excise tax on stock repurchases could negatively affect our current stock repurchase program and our ability to repurchase common stock in the future.

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

As of March 10, 2023, the Company had 8,949,423 shares of common stock issued and outstanding, and there were 98 holders of record of common stock.

Dividends

Total cash dividends declared in 2022 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

Issuer Purchases of Equity Securities

In October 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million, which was subsequently increased to $35.0 million, of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization was scheduled to expire on December 31, 2022. Under this program, the Company repurchased 855,956 shares of common stock through December 19, 2022, at an average price of $36.31, for a total investment of $31.1 million.

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023, and replaced the stock repurchase program mentioned above. Under this program, the Company repurchased 178,188 shares of common stock through March 10, 2023, at an average price of $25.46, for a total investment of $4.5 million.

The following table presents information with respect to purchases of the Company’s common stock made during the fourth quarter of 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Programs
October 1, 2022 - October 31, 2022	42,000	$24.53	42,000	$8,907
November 1, 2022 - November 30, 2022	121,077	25.37	121,077	5,835
December 1, 2022 - December 31, 2022	121,209	25.17	121,209	23,864
Total	242,286		242,286

Stock Performance Graph

The following graph and table compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the S&P U.S. BMI Banks Index. The following assumes $100 invested on December 31, 2017 in First Internet Bancorp, the Nasdaq Composite Index and the S&P U.S. BMI Bank Index, and

assumes that dividends are reinvested. The historical stock price performance for our common stock is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
2017
2018
2019
2020
2021
2022
S&P U.S. BMI Banks Index
Nasdaq Composite Index
First Internet Bancorp

	December 31,
Index	2017	2018	2019	2020	2021	2022
First Internet Bancorp	$100.00	$54.03	$63.40	$77.90	$128.38	$66.74
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Item 6.    [RESERVED]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2022 and 2021. Discussion, analysis and comparisons of the years ended December 31, 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Costs Associated with Exit Activities

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit its consumer mortgage business during the first quarter of 2023. This includes its nationwide digital direct-to-consumer mortgage platform that originates residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. The Company’s commercial construction and land development business will not be affected by this decision and will remain an important part of the Company’s lending strategy.

This action is expected to reduce total annual noninterest expense by approximately $6.8 million and increase annualized pre-tax income by approximately $2.7 million, with 80% of the benefit realized in 2023 and 100% thereafter. The Company estimates that it will incur total pre-tax expense of approximately $3.3 million in the first and second quarters of 2023 associated with exiting this line of business.

Results of Operations

During the twelve months ended December 31, 2022, net income was $35.5 million, or $3.70 per diluted share, compared to net income of $48.1 million, or $4.82 per diluted share, for the twelve months ended December 31, 2021 and net income of $29.5 million, or $2.99 per diluted share, for the twelve months ended December 31, 2020.

The $12.6 million decrease in net income for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 was due primarily to an $11.6 million decrease in noninterest income, an $11.5 million increase in noninterest expense and a $3.9 million increase in provision for loan losses, partially offset by a $10.5 million increase in net interest income and a $3.9 million decrease in income tax expense.

The increase in net income of $18.7 million for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 was due primarily to a $22.0 million increase in net interest income and an $8.3 million decrease in provision for loan losses, partially offset by a $4.1 million increase in noninterest expense, a $4.0 million increase in income tax expense and a $3.5 million decrease in noninterest income.

During the twelve months ended December 31, 2022, return on average assets was 0.85%, compared to 1.14% for the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, return on average shareholders’ equity was 9.53%, compared to 13.44% for the twelve months ended December 31, 2021. Additionally, for the twelve months ended December 31, 2022, return on average tangible common equity was 9.65% compared to 13.61% for the twelve months ended December 31, 2021. These profitability ratios declined during 2022 due primarily to the decrease in net income. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

	Twelve Months Ended
	December 31, 2022			December 31, 2021			December 31, 2020
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,142,166	$140,600	4.47%	$2,999,232	$123,467	4.12%	$3,025,989	$120,628	3.99%
Securities - taxable	537,921	10,711	1.99%	544,613	7,970	1.46%	530,849	11,123	2.10%
Securities - non-taxable	75,382	1,767	2.34%	84,482	1,017	1.20%	95,173	1,728	1.82%
Other earning assets	278,073	3,830	1.38%	466,608	1,429	0.31%	523,788	3,380	0.65%
Total interest-earning assets	4,033,542	156,908	3.89%	4,094,935	133,883	3.27%	4,175,799	136,859	3.28%

Allowance for loan losses	(29,143)			(29,068)			(24,660)
Noninterest earning-assets	166,127			140,059			112,659
Total assets	$4,170,526			$4,205,926			$4,263,798

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$333,737	$2,056	0.62%	$195,699	$583	0.30%	$145,207	$840	0.58%
Savings accounts	58,156	336	0.58%	56,967	203	0.36%	40,593	303	0.75%
Money market accounts	1,423,185	18,513	1.30%	1,434,829	5,892	0.41%	1,156,084	11,381	0.98%
BaaS - brokered deposits	60,699	1,033	1.70%	—	—	0.00%	—	—	0.00%
Certificates and brokered deposits	1,147,017	19,894	1.73%	1,411,211	23,144	1.64%	1,882,773	43,452	2.31%
Total interest-bearing deposits	3,022,794	41,832	1.38%	3,098,706	29,822	0.96%	3,224,657	55,976	1.74%
Other borrowed funds	638,526	17,983	2.82%	600,035	17,505	2.92%	586,372	16,342	2.79%
Total interest-bearing liabilities	3,661,320	59,815	1.63%	3,698,741	47,327	1.28%	3,811,029	72,318	1.90%
Noninterest-bearing deposits	120,325			101,825			74,277
Other noninterest-bearing liabilities	16,037			47,255			64,729
Total liabilities	3,797,682			3,847,821			3,950,035

Shareholders' equity	372,844			358,105			313,763
Total liabilities and shareholders' equity	$4,170,526			$4,205,926			$4,263,798

Net interest income		$97,093			$86,556			$64,541

Interest rate spread[1]			2.26%			1.99%			1.38%
Net interest margin[2]			2.41%			2.11%			1.55%
Net interest margin - FTE[3]			2.54%			2.25%			1.68%

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

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2022 vs. December 31, 2021 Due to Changes in			Twelve Months Ended December 31, 2021 vs. December 31, 2020 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$6,157	$10,976	$17,133	$(1,074)	$3,913	$2,839
Securities – taxable	(100)	2,841	2,741	285	(3,438)	(3,153)
Securities – non-taxable	(120)	870	750	(177)	(534)	(711)
Other earning assets	(794)	3,195	2,401	(337)	(1,614)	(1,951)
Total	5,143	17,882	23,025	(1,303)	(1,673)	(2,976)

Interest expense
Interest-bearing deposits	(744)	12,754	12,010	(2,097)	(24,057)	(26,154)
Other borrowed funds	1,094	(616)	478	388	775	1,163
Total	350	12,138	12,488	(1,709)	(23,282)	(24,991)

Increase in net interest income	$4,793	$5,744	$10,537	$406	$21,609	$22,015

Net interest income for the twelve months ended December 31, 2022 was $97.1 million, an increase of $10.5 million, or 12.2%, compared to $86.6 million for the twelve months ended December 31, 2021. The increase in net interest income was the result of a $23.0 million, or 17.2%, increase in total interest income to $156.9 million for the twelve months ended December 31, 2022 compared to $133.9 million for the twelve months ended December 31, 2021. This increase in total interest income was partially offset by a $12.5 million, or 26.4%, increase in total interest expense to $59.8 million for the twelve months ended December 31, 2022 compared to $47.3 million for the twelve months ended December 31, 2021.

The increase in total interest income was due to increases in interest earned on loans, including loans held-for-sale, securities and other earning assets. Interest income earned on loans, including loans held-for-sale, increased by $17.1 million as a result of the yield on the loan portfolio increasing by 35 bps, as well as the average balance of loans increasing by $142.9 million, or 4.8%. The increase in average loan balances was due primarily to increases in both the commercial (with the exception of healthcare finance) and consumer loan portfolios. Interest income earned on securities increased $3.5 million, or 38.8%, due to an increase of 60 bps in the yield earned on securities, partially offset by a decrease of $15.8 million, or 2.5%, in the average balance of securities. Interest income earned on other earning assets increased $2.4 million, or 168.0%, due to an increase of 107 bps in the yield earned on these assets, partially offset by a decrease of $188.5 million, or 40.4%, in the average balance of other earning assets. The decrease in the average balance of other earning assets was due primarily to lower cash balances. The increase in the yields earned on loans, securities and other earning assets was due primarily to the rise in interest rates throughout 2022.

The increase in total interest expense was driven primarily by increases in interest expense related to money market accounts, interest-bearing demand deposits and BaaS – brokered deposits, but partially offset by a decrease in interest expense related to certificates and brokered deposits. The increase in interest expense related to money market accounts of $12.6 million, or 214.2%, was driven by an increase of 89 bps in the cost of these deposits, partially offset by a decrease of $11.6 million, or 0.8%, in the average balance of these deposits. The increase in interest expense related to interest-bearing demand deposits of $1.5 million, or 252.7%, was due primarily to an increase of $138.0 million, or 70.5%, in the average balance of these deposits and an increase of 32 bps in the cost of these deposits. The increase in BaaS – brokered deposit expense was due to a $60.7 million increase in the average balance of deposits. The decrease in interest expense in certificates and brokered deposits of $3.3 million, or 14.0%, was due primarily to a $264.2 million, or 18.7%, decrease in the average balance of these deposits, partially offset by an increase of 9 bps in the cost of these deposits. The decrease in certificates and brokered deposit balances was driven by our pricing strategy to reduce the level of these higher cost deposits. The increase in the cost of total interest-bearing deposits, reflects the increase in interest rates throughout 2022.

Net interest margin (“NIM”) was 2.41% for the twelve months ended December 31, 2022 compared to 2.11% for the twelve months ended December 31, 2021. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.54% for the twelve months ended December 31, 2022 compared to 2.25% for the twelve months ended December 31, 2021, an increase of 29 bps. The increase in NIM and FTE NIM compared to the twelve months ended December 31, 2021 was due primarily to an increase in the yield earned on interest-earning assets, partially offset by an increase in the cost of interest-bearing liabilities. The increase in the yield on interest-earning assets and cost of interest-bearing deposits was driven primarily by the increase in interest rates throughout 2022.

Noninterest Income

The following table presents noninterest income for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021	2020
Service charges and fees	$1,071	$1,114	$824
Loan servicing revenue	2.573	1,934	1,159
Loan servicing asset revaluation	(1,639)	(1,069)	(432)
Mortgage banking activities	5,464	15,050	24,693
Gain on sale of loans	11,372	11,598	8,298
Gain on sale of securities	—	—	139
Gain on sale of premises and equipment	—	2,523	—
Other	2,416	1,694	1,655
Total noninterest income	$21,257	$32,844	$36,336

During the twelve months ended December 31, 2022, noninterest income totaled $21.3 million, representing a decrease of $11.6 million, or 35.3%, compared to $32.8 million for the twelve months ended December 31, 2021. The decrease in noninterest income was driven primarily by a decrease in revenue from mortgage banking activities, no gain on sale of premises and equipment in 2022 and a $0.6 million decrease in loan servicing asset revaluation, which was partially offset by an increase in other noninterest income. The decrease in mortgage banking revenue was due mainly to decreases in interest rate locks, sold loan volumes and gain-on-sale margins driven by the increase in interest rates throughout 2022. The increase in other noninterest income was due primarily to distributions received on certain Small Business Investment Company and venture capital fund investments. Net loan servicing revenue was relatively stable as growth in the balance of the Company’s SBA 7(a) servicing portfolio was offset by the negative impact of prepayment speeds on the servicing asset revaluation.

Noninterest Expense

The following table presents noninterest expense for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021	2020
Salaries and employee benefits	$41,553	$38,223	$34,231
Marketing, advertising and promotion	3,554	3,261	1,654
Consulting and professional services	4,826	4,054	3,511
Data processing	1,989	1,649	1,528
Loan expenses	4,435	2,112	2,036
Premises and equipment	10,688	7,063	6,396
Deposit insurance premium	1,152	1,213	1,810
Write-down of other real estate owned	—	—	2,065
Other	5,076	4,223	4,423
Total noninterest expense	$73,273	$61,798	$57,654

Noninterest expense for the twelve months ended December 31, 2022 was $73.3 million, compared to $61.8 million for the twelve months ended December 31, 2021. The increase of $11.5 million, or 18.6%, compared to the twelve months ended December 31, 2021 was due primarily to increases of $3.6 million in premises and equipment, $3.3 million in salaries and employee benefits, $2.3 million in loan expenses, $0.9 million in other noninterest expense and $0.8 million in consulting and professional fees. The increase in premises and equipment was due mainly to costs associated with the Company’s new corporate headquarters, as well as investments in technology, software maintenance and a write-down of software. The higher salaries and employee benefits expense was due mainly to increased headcount, higher medical claims expense, a $0.5 million discretionary inflation bonus paid to certain employees and $0.3 million of accelerated equity compensation related to employees who retired during the year. The increase in loan expenses was due primarily to servicing fees related to tax refund advance loans and franchise finance loans. The increase in other was due to several items, none of which were individually significant. The increase in consulting and professional fees was due primarily to a $0.9 million consulting fee associated with a special project.

Income Taxes

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2022	2021	2020
Statutory rate times pre-tax income	$8,421	$11,880	$7,119
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,190)	(4,217)	(4,464)
State income taxes, net of federal tax effect	592	865	1,765
Bank-owned life insurance	(201)	(199)	(200)
Tax credits	(143)	(175)	(178)
Other differences	80	304	403
Income tax expense	$4,559	$8,458	$4,445

We recognized income tax expense of $4.6 million in 2022, resulting in an effective tax rate of 11.4%, compared to $8.5 million and an effective tax rate of 15.0% in 2021. Our federal statutory tax rate was 21% in 2022 and 2021. In both 2022 and 2021, the variance from the federal statutory rate was due primarily to tax-exempt income, partially offset by state income taxes. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. The decrease in the effective tax rate and income tax expense was due primarily to the decrease in pre-tax earnings driven by a lower proportion of taxable revenue, including decreased mortgage banking activities and no gain on sale of premises and equipment in 2022.

Financial Condition

The following table presents summary balance sheet data as of the end of the last two years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2022	2021
Total assets	$4,543,104	$4,210,994
Loans	3,499,401	2,887,662
Total securities	579,552	662,609
Loans held-for-sale	21,511	47,745
Noninterest-bearing deposits	175,315	117,531
Interest-bearing deposits	3,265,930	3,061,428
Total deposits	3,441,245	3,178,959
Advances from Federal Home Loan Bank	614,928	514,922
Total shareholders' equity	364,974	380,338

Total assets increased $332.1 million, or 7.9%, to $4.5 billion as of December 31, 2022 compared to $4.2 billion as of December 31, 2021. The increase in total assets was driven primarily by an increase in loan balances, partially offset by decreases in cash and securities.

As of December 31, 2022, total shareholders’ equity was $365.0 million, a decrease of $15.4 million, or 4.0%, compared to December 31, 2021, due primarily to stock repurchase activity and an increase in accumulated other comprehensive loss resulting from a decline in the value of the available-for-sale securities portfolio caused mainly by the continued rise in interest rates during the year. This was partially offset by the net income earned during the year and an increase in the value of interest rate swaps classified as cash flow hedges. Tangible common equity totaled $360.3 million as of December 31, 2022, representing a decrease of $15.4 million, or 4.1%, compared to December 31, 2021. The ratio of total shareholders’ equity to total assets decreased to 8.03% as of December 31, 2022 from 9.03% as of December 31, 2021 and the ratio of tangible common equity to tangible assets decreased to 7.94% as of December 31, 2022 from 8.93% as of December 31, 2021.

Book value per common share increased 3.3% to $40.26 as of December 30, 2022 from $38.99 as of December 31, 2021. Tangible book value per share increased 3.2% to $39.74 as of December 31, 2022 from $38.51 as of December 31, 2021. The growth in both book value per common share and tangible book value per share reflects net income earned during the year and the effect of stock repurchase activity throughout the year, partially offset by the increase in accumulated other comprehensive loss. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table provides information regarding our loan portfolio as of the end of the last two years.

	December 31,
(dollars in thousands)	2022		2021
Commercial loans
Commercial and industrial	$126,108	3.6%	$96,008	3.3%
Owner-occupied commercial real estate	61,836	1.8%	66,732	2.3%
Investor commercial real estate	93,121	2.7%	28,019	1.0%
Construction	181,966	5.2%	136,619	4.7%
Single tenant lease financing	939,240	26.8%	865,854	30.0%
Public finance	621,032	17.7%	592,665	20.5%
Healthcare finance	272,461	7.8%	387,852	13.4%
Small business lending	123,750	3.5%	108,666	3.8%
Franchise finance	299,835	8.6%	81,448	2.8%
Total commercial loans	2,719,349	77.7%	2,363,863	81.8%
Consumer loans
Residential mortgage	383,948	11.0%	186,770	6.5%
Home equity	24,712	0.7%	17,665	0.6%
Other consumer	324,598	9.3%	265,478	9.2%
Total consumer loans	733,258	21.0%	469,913	16.3%
Total commercial and consumer loans	3,452,607	98.7%	2,833,776	98.1%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	46,794	1.3%	53,886	1.9%
Total loans	3,499,401	100.0%	2,887,662	100.0%
Allowance for loan losses	(31,737)		(27,841)
Net loans	$3,467,664		$2,859,821
1 Includes carrying value adjustments of $32.5 million and $37.5 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2022 and December 31, 2021, respectively.

Total loans were $3.5 billion as of December 31, 2022, an increase of $611.7 million, or 21.2%, compared to December 31, 2021. Total commercial loan balances were $2.7 billion, as of December 31, 2022, up $355.5 million, or 15.0%, from December 31, 2021. Total consumer loan balances were $733.3 million as of December 30, 2022, an increase of $263.3 million, or 56.0%, compared to December 31, 2021. The increase in commercial loan balances was driven primarily by growth in franchise finance, single tenant lease financing, investor commercial real estate, construction, commercial and industrial, public finance and small business lending balances. These increases were partially offset by net payoffs in healthcare finance and owner-occupied commercial real estate loans. The increase in consumer loan balances was due primarily to higher balances in the residential mortgage, recreational vehicles and trailers loan portfolios.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment schedules) of the outstanding loans in our portfolio as of December 31, 2022.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Commercial loans
Commercial and industrial	$30,741	$68,563	$26,795	$9	$126,108
Owner-occupied commercial real estate	1,836	26,249	33,751	—	61,836
Investor commercial real estate	13,571	76,774	2,776	—	93,121
Construction	63,699	118,069	198	—	181,966
Single tenant lease financing	16,708	400,089	522,443	—	939,240
Public finance	49,056	118,646	453,330	—	621,032
Healthcare finance	5	27,234	245,222	—	272,461
Small business lending	798	5,274	78,386	39,292	123,750
Franchise finance	2,910	47,703	249,222	—	299,835
Total commercial loans	179,324	888,601	1,612,123	39,301	2,719,349
Consumer loans
Residential mortgage	306	1,279	30,352	352,011	383,948
Home equity	1,759	356	5,695	16,902	24,712
Other consumer	1,250	30,835	292,513	—	324,598
Total consumer loans	3,315	32,470	328,560	368,913	733,258
Total commercial and consumer loans	$182,639	$921,071	$1,940,683	$408,214	$3,452,607

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2022.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Fixed rate	$73,869	$681,066	$1,820,429	$304,928	$2,880,292
Variable rate	108,770	240,005	120,254	103,286	572,315
Total commercial and consumer loans	$182,639	$921,071	$1,940,683	$408,214	$3,452,607

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2022 was $74.7 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial loans:
Commercial and industrial	$51	$674
Owner-occupied commercial real estate	1,570	3,419
Single tenant lease financing	—	1,100
Small business lending	4,764	959
Total commercial loans	6,385	6,152
Consumer loans:
Residential mortgage	1,048	1,226
Home equity	—	14
Other consumer	17	9
Total consumer loans	1,065	1,249
Total nonaccrual loans	7,450	7,401

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	79	—
Total consumer loans	79	—
Total past due 90 days and accruing loans	79	—

Total nonperforming loans	7,529	7,401

Other real estate owned
Single tenant lease financing	—	1,188
Total other real estate owned	—	1,188

Other nonperforming assets	42	29

Total nonperforming assets	$7,571	$8,618

Total nonperforming loans to total loans	0.22%	0.26%
Total nonperforming assets to total assets	0.17%	0.20%
Allowance for loan losses to total loans	0.91%	0.96%
Nonaccrual loans to total loans	0.22%	0.26%
Allowance for loan losses to nonaccrual loans	426.0%	376.2%

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

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. Nonperforming assets can also include investments that were classified as other-than-temporarily impaired; however, we did not own any investments classified as such during the two-year period ended December 31, 2022.

The increase in nonperforming loans of $0.1 million, or 1.7%, to $7.5 million as of December 31, 2022 compared to $7.4 million as of December 31, 2021 was due primarily to SBA loans placed on nonaccrual, partially offset by upgrades and payoffs in owner-occupied commercial real estate and single tenant lease financing during 2022. Total nonperforming assets declined by $1.0 million, or 12.2%, as of December 31, 2022 compared to December 31, 2021, due primarily to the upgrades and payoffs discussed above, as well as the decline in other real estate owned (“OREO”) discussed below.

The ratio of nonperforming loans to total loans decreased to 0.22% as of December 31, 2022 compared to 0.26% as of December 31, 2021 and the ratio of nonperforming assets to total assets decreased to 0.17% as of December 31, 2022, compared to 0.20% as of December 31, 2021.

Troubled Debt Restructurings

	December 31,
(amounts in thousands)	2022	2021
Troubled debt restructurings – nonaccrual	$2,864	$2,492
Troubled debt restructurings – performing	2,658	1,693
Total troubled debt restructurings	$5,522	$4,185

Total TDRs as of December 31, 2022 were $5.5 million, up $1.3 million from December 31, 2021. The increase was driven by two portfolio residential mortgage loans and one small business lending loan classified as new TDRs during the twelve months ended December 31, 2022 with pre-modification and post-modification balances totaling $1.6 million.

As of December 31, 2022, the Company did not own any OREO. As of December 31, 2021, we had one commercial property in OREO with a carrying value of $1.2 million. During 2022, the Company reached a settlement agreement with the guarantor, which resulted in the Company recovering $1.2 million in excess of the carrying value of OREO.

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

Additionally, Section 4013 of the CARES Act further provided that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until January 1, 2022.

In accordance with this guidance, we offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. As of December 31, 2022, the Company had no loans as non-TDR loan modifications due to COVID-19.

U.S. Small Business Administration Paycheck Protection Program

Section 1102 of the CARES Act created the Paycheck Protection Program (“PPP”), which is jointly administered by the SBA and the Department of the Treasury. The PPP is designed to provide a direct incentive to small businesses to retain employees on their payroll during COVID-19 as well as to help cover certain utility costs and rent payments. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In 2020, as a preferred SBA lender, we assisted our clients in participating in the PPP to help them maintain their workforce in an uncertain and challenging environment. The loans originated in 2020 bear an interest rate of 1.00%, and we received gross origination fees of approximately $2.3 million. The Company received this fee revenue from the SBA in late June 2020, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in December 2020 and 100% of loan balances had been forgiven as of December 31, 2021.

On December 27, 2020, $285 billion in additional funding was allocated to the PPP through the passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. The Company began offering PPP loans again in 2021 and continued until the program’s funds were depleted. These loans may be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. The loans originated during 2021 bear an interest rate of 1.00% and the Company received gross origination fees of approximately $1.3 million. The Company received this fee revenue from the SBA during 2021, and it was deferred over the life of the PPP loans and recognized as interest income. The Company began processing applications for forgiveness from this round beginning in May 2021 and 100% of loan balances had been forgiven as of December 31, 2022.

The following table provides a rollforward of the activity of PPP loans through December 31, 2022.

(dollars in thousands)

	Number of Loans	Principal Balance	Net Deferred Fees
Originated	447	$58,336	$1,851
Principal repaid	(71)	(7,184)
Net deferred fees recognized			(1,253)
Balance, December 31, 2020	376	51,152	598
Originated	281	27,377	1,125
Principal repaid	(634)	(75,377)
Net deferred fees recognized			(1,624)
Balance, December 31, 2021	23	3,152	99
Originated
Principal repaid	(23)	(3,152)
Net deferred fees recognized			(99)
Balance, December 31, 2022	—	$—	$—

Allowance for Loan Losses

The following table provides a rollforward of the allowance for loan losses for the twelve months ended December 31, 2022 and 2021.

	December 31,
(amounts in thousands)	2022	2021
Balance, beginning of period	$27,841	$29,484
Provision charged to expense	4,977	1,030
Losses charged off
Commercial and industrial	—	(28)
Single tenant lease financing	—	(2,391)
Small business lending	(402)	(222)
Residential mortgage	—	(6)
Home equity	—	(51)
Other consumer	(2,358)	(529)
Total losses charged off	(2,760)	(3,227)
Recoveries
Commercial and industrial	5	89
Single tenant lease financing	1,231	—
Small business lending	29	80
Residential mortgage	4	63
Home equity	139	7
Other consumer	271	315
Total recoveries	1,679	554
Balance, end of period	$31,737	$27,841

Net charge-offs	$1,081	$2,673

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.01)%	(0.08)%
Single tenant lease financing	(0.14)%	0.26%
Small business lending	0.32%	0.11%
Total commercial net charge-offs (recoveries)	(0.03)%	0.10%
Residential mortgage	—%	(0.03)%
Home equity	(0.68)%	0.24%
Other consumer	0.43%	0.29%
Total consumer net charge-offs (recoveries)	0.32%	0.04%
Net charge-offs to average loans	0.03%	0.09%

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

The allowance for loan losses was $31.7 million as of December 31, 2022, compared to $27.8 million as of December 31, 2021. The increase in the allowance for loan losses compared to December 31, 2021 was due primarily to the growth in the overall loan portfolio, partially offset by a reduction in specific reserves. The decrease in the specific reserves was due to positive developments on certain monitored loans.

The allowance for loan losses as a percentage of total loans, including and excluding PPP loans, was 0.91% as of December 31, 2022, compared to 0.96% and 0.97%, respectively, as of December 31, 2021. The allowance for loan losses as a percentage of nonperforming loans increased to 421.5% as of December 31, 2022, up from to 376.2% as of December 31, 2021. The provision for loans losses was $5.0 million for the twelve months ended December 31, 2022 compared to $1.0 million for the twelve months ended December 31, 2021. The increase in the provision for loan losses was due primarily to the increase in loan balances during the year. During 2022, we recorded net charge-offs of $1.1 million, compared to $2.7 million during 2021. The decrease in net charge-offs was due primarily to charge-offs that occurred during 2021 related to single tenant lease financing loans and a commercial and industrial relationship.

Investment Securities Portfolio

In managing our investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” We did not classify any securities as trading securities as of December 31, 2022 and 2021. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

We periodically evaluate each security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary. As of December 31, 2022, the unrealized losses in our investment securities portfolio were due primarily to interest rate changes. We have the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2022, we did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type as of the end of the last two years.

(amounts in thousands)	December 31,
Amortized Cost	2022	2021
Securities available-for-sale
U.S. Government-sponsored agencies	$35,606	$50,013
Municipal securities	68,958	75,158
Agency mortgage-backed securities - residential	252,066	377,928
Agency mortgage-backed securities - commercial	17,142	36,024
Private label mortgage-backed securities - residential	11,777	15,902
Asset-backed securities	5,000	5,000
Corporate securities	45,634	46,482
Total securities available-for-sale	436,183	606,507
Securities held-to-maturity
Municipal securities	13,946	13,992
Agency mortgage-backed securities - residential	121,853	—
Agency mortgage-backed securities - commercial	5,818	—
Corporate securities	47,551	45,573
Total securities held-to-maturity	189,168	59,565
Total securities	$625,351	$666,072

	December 31,
Approximate Fair Value	2022	2021
Securities available-for-sale
U.S. Government-sponsored agencies	$33,809	$49,040
Municipal securities	67,276	77,033
Agency mortgage-backed securities - residential	215,092	373,236
Agency mortgage-backed securities - commercial	15,840	36,326
Private label mortgage-backed securities - residential	10,455	16,021
Asset-backed securities	4,960	5,004
Corporate securities	42,952	46,384
Total securities available-for-sale	390,384	603,044
Securities held-to-maturity
Municipal securities	12,832	14,709
Agency mortgage-backed securities - residential	106,741	—
Agency mortgage-backed securities - commercial	4,552	—
Corporate securities	44,358	46,759
Total securities held-to-maturity	168,483	61,468
Total securities	$558,867	$664,512

The approximate fair value of investment securities available-for-sale decreased $212.7 million, or 35.3%, to $390.4 million as of December 31, 2022 compared to $603.0 million as of December 31, 2021. The decrease was due primarily to a decrease of $158.1 million in agency mortgage-backed securities - residential, $20.5 million in agency mortgage-backed securities - commercial, $15.2 million in U.S. Government-sponsored agencies securities, $9.8 million in municipal securities, and $5.6 million in private label mortgage-backed securities - residential. The decrease in agency mortgage-backed securities - residential and agency mortgage-backed securities - commercial was due primarily to the transfer of $96.2 million of these securities from available-for-sale to held-to-maturity in the first quarter 2022, a decline in fair value resulting from the continued rise in interest rates, as well as net paydown activity. The decreases in other securities types were also driven by a decline in value resulting from the continued rise in interest rates, as well as net paydown activity.

Investment Maturities

    The following table summarizes the contractual maturity schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2022.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$—	0.00%	$1,386	2.63%	$20,543	2.98%	$13,677	2.39%	$35,606	2.74%
Municipal securities	—	0.00%	9,522	2.90%	13,290	2.78%	60,092	2.68%	82,904	2.72%
Agency mortgage-backed securities - residential	—	0.00%	—	0.00%	5,273	2.70%	368,646	1.82%	373,919	1.83%
Agency mortgage-backed securities - commercial	—	0.00%	4,950	2.24%	705	4.49%	17,305	2.23%	22,960	1.46%
Private-label mortgage-backed securities - residential	—	0.00%	—	0.00%	—	0.00%	11,777	3.14%	11,777	3.14%
Asset-backed securities	—	0.00%	—	0.00%	5,000	6.21%	—	0.00%	5,000	6.21%
Corporate securities	—	0.00%	35,066	5.39%	58,119	4.51%	—	0.00%	93,185	4.84%
Total securities	$—	0.00%	$50,924	4.54%	$102,930	3.97%	$471,497	1.99%	$625,351	2.49%

Accrued Income and Other Assets

Accrued income and other assets decreased $2.0 million, or 4.2%, to $44.9 million at December 31, 2022 compared to $46.9 million at December 31, 2021.

Deposits

The following table presents the composition of our deposit base as of the end of the last two years.

	December 31,
(dollars in thousands)	2022		2021
Noninterest-bearing deposits	$175,315	5.1%	$117,531	3.7%
Interest-bearing demand deposits	335,611	9.8%	247,967	7.8%
Savings accounts	44,819	1.3%	59,998	1.9%
Money market accounts	1,418,599	41.2%	1,483,936	46.7%
BaaS - brokered deposits	13,607	0.4%	—	—%
Certificates of deposits	874,490	25.4%	970,107	30.5%
Brokered deposits	578,804	16.8%	299,420	9.4%
Total	$3,441,245	100.0%	$3,178,959	100.0%

Total deposits increased $262.3 million, or 8.3%, to $3.4 billion as of December 31, 2022 compared to $3.2 billion as of December 31, 2021. This increase was due primarily to increases of $279.4 million, or 93.3%, in brokered deposits, $87.6 million, or 35.3%, in interest-bearing demand deposits, $57.8 million, or 49.2%, in noninterest-bearing deposits and $13.6 million in BaaS - brokered deposits partially offset by a decline of $95.6 million, or 9.9% in certificates of deposits, $65.3 million, or 4.4%, in money market accounts, and $15.2 million, or 25.3%, in savings accounts. The increase in brokered deposits was due to accessing certain deposit channels during the third and fourth quarters 2022 to support balance sheet liquidity and manage interest rate risk. The increase in the balance of interest-bearing demand deposits was due primarily to a new customer relationship with approximately $100.0 million in deposits with a contractual term of five years and a fixed rate of 1.15%. The increase in the balance of noninterest-bearing demand deposits was driven primarily by deposits associated with our commercial real estate construction and development lending, as well as an increase in non-brokered BaaS deposits. BaaS - brokered deposits increased due to certain fintech relationships being on-boarded during the fourth quarter 2022, which resulted in deposit inflows of $13.6 million at year end 2022. The decrease in the balance of certificates of deposits was due to the maturity of higher-cost balances and reduced pricing strategies designed to limit the volume of new production. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits greater than $250,000.

Time Deposit Maturities at December 31, 2022

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$217,897	$73,320	$96,589	$92,519	$480,325	42.5%
1.00% – 1.99%	89,076	19,076	10,559	1,323	120,034	10.6%
2.00% – 2.99%	144,606	80,122	7,711	48,471	280,910	24.9%
3.00% – 3.99%	99,011	21,034	8,983	26,695	155,723	13.8%
4.00% – 4.99%	88,411	4,360	—	—	92,771	8.2%
Total	$639,001	$197,912	$123,842	$169,008	$1,129,763	100.0%

Time Deposit Maturities Greater than $250,000

(dollars in thousands)	December 31, 2022
Maturity Period:
3 months or less	$37,873
Over 3 through 6 months	64,277
Over 6 through 12 months	105,853
Over 12 months	276,697
Total	$484,700

Federal Home Loan Bank Advances

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may use short-term advances from the Federal Home Loan Bank of Indianapolis (the “FHLB”) to manage liquidity needs and longer-term advances to supplement deposit growth and manage interest rate risk. The following table is a summary of FHLB borrowings for the periods indicated.

	At or For The Twelve Months Ended December 31,
(dollars in thousands)	2022	2021	2020
Balance outstanding at end of period	$614,928	$514,922	$514,916
Average amount outstanding during period	534,144	514,617	514,913
Maximum outstanding at any month end during period	615,928	514,922	514,916

Weighted average interest rate at end of period[1]	2.82%	1.65%	1.30%
Weighted average interest rate during period[1]	2.15%	1.68%	1.78%
1Excludes the impact of interest rate swaps. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities were $14.5 million at December 31, 2022 compared to $30.5 million at December 31, 2021. The decrease in accrued expenses and other liabilities was due primarily to a $14.3 million decrease in derivative liabilities due to changes in fair value.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2022, on a consolidated basis, the Company had $0.6 billion in cash and cash equivalents and investment securities available-for-sale, and $21.5 million in loans held-for-sale that were generally available for our cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2022, the Bank had the ability to borrow an additional $473.9 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2022, the Company, on an unconsolidated basis, had $22.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2022, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $485.4 million. Certificates of deposits and brokered certificates of deposits scheduled to mature in one year or less at December 31, 2022 totaled $639.0 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

The following table presents the Company’s significant contractual obligations as of December 31, 2022.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Premises and equipment	5	$4,200	$—	$—	$—	$4,200
Deposits and brokered deposits without stated maturity[1]	8	2,311,482	—	—	—	2,311,482
Certificates of deposits and brokered deposits[1,2]	8	639,002	321,754	169,007	—	1,129,763
FHLB advances[1,2]	9	145,000	235,009	110,000	124,919	614,928
Subordinated debt[1]	10	—	—	—	107,000	107,000
Total contractual obligations		$3,099,684	$556,763	$279,007	$231,919	$4,167,373
1 Amounts do not include associated interest payments.
2 Amounts do not include the effect of interest rate swaps used to convert short-term advances into long-term funding.

In October 2021, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of the Company’s outstanding common stock from time to time on the open market or in privately negotiated transactions. In October 2022, the Company’s Board of Directors increased the authorization to $35.0 million. Under this program, The Company repurchased a total of 855,956 shares at an average price of $36.31 per share under the program through December 19, 2022.

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization replaced the Company’s previously announced stock repurchase program and is scheduled to expire on December 31, 2023. Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. See Part II, Item 5, of this report for information regarding recent repurchase activity and our remaining authority under the program.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE and net interest margin - FTE are used by the Company's management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last three completed fiscal years ended on December 31.

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2022	2021	2020
Total equity - GAAP	$364,974	$380,338	$330,944
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$360,287	$375,651	$326,257

Total assets - GAAP	$4,543,104	$4,210,994	$4,246,156
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$4,538,417	$4,206,307	$4,241,469

Total common shares outstanding	9,065,883	9,754,455	9,800,569

Book value per common share	$40.26	$38.99	$33.77
Effect of goodwill	(0.52)	(0.48)	(0.48)
Tangible book value per common share	$39.74	$38.51	$33.29

Total shareholders’ equity to assets	8.03%	9.03%	7.79%
Effect of goodwill	(0.09%)	(0.10%)	(0.10%)
Tangible common equity to tangible assets	7.94%	8.93%	7.69%

Total average equity - GAAP	$372,844	$358,105	$313,763
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$368,157	$353,418	$309,076

Return on average shareholders' equity	9.53%	13.44%	9.39%
Effect of goodwill	0.12%	0.17%	0.14%
Return on average tangible common equity	9.65%	13.61%	9.53%

Total interest income	$156,908	$133,883	$136,859
Adjustments:
Fully-taxable equivalent adjustments[1]	5,355	5,453	5,796
Total interest income - FTE	$162,263	$139,336	$142,655

Net interest income	$97,093	$86,556	$64,541
Adjustments:
Fully-taxable equivalent adjustments[1]	5,355	5,453	5,796
Net interest income - FTE	$102,448	$92,009	$70,337

Net interest margin	2.41%	2.11%	1.55%
Effect of fully-taxable equivalent adjustments[1]	0.13%	0.14%	0.13%
Net interest margin - FTE	2.54%	2.25%	1.68%
1Assuming a 21% tax rate

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we may enter into financial transactions to extend credit, engage in interest rate swaps or other forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps were arranged to receive hedge accounting treatment and were classified as either fair value or cash flow hedges. Fair value hedges were purchased to convert certain fixed rate assets to floating rate. Cash flow hedges were used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2022 and December 31, 2021, we had interest rate swaps with a notional amount of $260.0 million. Additionally, we may enter into forward contracts relating to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2022 and December 31, 2021, we had commitments to sell residential real estate loans of $17.0 million and $72.8 million, respectively. These contracts mature in less than one year. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of December 31, 2022, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	18.29%	10.37%	N/A	(7.90%)	(16.08%)
NII - Year 2	44.95%	39.78%	30.40%	20.95%	10.45%
EVE	40.47%	23.97%	N/A	(19.57%)	(36.47%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on our NII and EVE position as of December 31, 2022, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve-month period:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	8.01%	4.26%	N/A	(4.23%)	(8.17%)
NII - Year 2	46.36%	39.94%	30.40%	19.26%	7.61%
EVE	31.45%	19.64%	N/A	(18.22%)	(33.52%)

In the Company’s supplementary model, it incorporates deposit betas ranging from 11% to 98% in up-rate scenarios related to its savings and money market non-maturity deposit products, which approximates actual deposit pricing experience in 2022. Presented below are the estimated impacts on the Company’s NII and EVE position as of December 31, 2022, assuming a static balance sheet and instantaneous and gradual parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	18.12%	10.25%	N/A	(7.00%)	(14.29%)
NII - Year 2	44.68%	39.63%	30.31%	21.74%	12.21%
EVE	33.44%	21.29%	N/A	(17.53%)	(32.66%)

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +100 Basis Points	Implied Forward Curve +200 Basis Points
NII - Year 1	7.66%	4.06%	N/A	(3.87%)	(7.40%)
NII - Year 2	45.86%	39.60%	30.31%	19.78%	8.96%
EVE	30.46%	19.15%	N/A	(17.60%)	(32.25%)

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

Item 8.        Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto required pursuant to this Item begin on page F-1 of this Annual Report on Form 10-K.

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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2022 has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	69	Chairman, Chief Executive Officer and Director
Nicole S. Lorch	48	President, Chief Operating Officer and Secretary
Kenneth J. Lovik	53	Executive Vice President and Chief Financial Officer

David B. Becker has served as our Chairman of the Board since 2006, as our Chief Executive Officer since 2007, and as our President from 2007 to June 2021. Mr. Becker is the founder of the Bank and has served as an officer and director of the Bank since 1998.

Nicole S. Lorch has served as Secretary since June of 2022 and as President and Chief Operating Officer since June 2021. Previously, she served as Executive Vice President and Chief Operating Officer since January 2017. Ms. Lorch joined the Company as Director of Marketing in 1999 and served as Vice President, Marketing & Technology from 2003 to 2011 and Senior Vice President, Retail Banking from 2011 to January 2017. She previously served as Director of Marketing at Virtual Financial Services, an online banking services provider, from 1996 to 1999.

Kenneth J. Lovik has served as Executive Vice President and Chief Financial Officer of the Company since January 2017. Mr. Lovik joined the Company in August 2014 as Senior Vice President and Chief Financial Officer. Previously, he served as Senior Vice President, Investor Relations and Corporate Development, at First Financial Bancorp, a publicly traded bank holding company headquartered in Cincinnati, Ohio, from February 2013 to May 2014. Prior to that, he served as its Vice President, Investor Relations and Corporate Development, from 2010 to February 2013. Before First Financial Bancorp, he was an investment banker at Milestone Advisors LLC, Howe Barnes Hoefer & Arnett, Inc. and A.G. Edwards & Sons, Inc.

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

The disclosures in the Proxy Statement under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Shareholder Proposals for 2024 Annual Meeting,” and, if applicable “Delinquent Section 16(a) Reports” are incorporated into this Item by reference.

Item 11.        Executive Compensation

Incorporated into this Item by reference is the information in the Proxy Statement regarding the compensation of our named executive officers appearing under the heading “Executive Compensation” (excluding information under the caption “Pay versus Performance”), the information regarding compensation committee interlocks and insider participation under the heading “Corporate Governance” and the information regarding compensation of non-employee directors under the heading “Director Compensation.”

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

Item 14.        Principal Accountant Fees and Services

Incorporated into this Item by reference is the information in the Proxy Statement under the heading “Audit Matters.” The independent registered public accounting firm is FORVIS, LLP (Public Company Accounting Oversight Board Firm ID No. 686) located in Indianapolis, Indiana.

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

4.4
Fourth Supplemental Indenture, dated as of August 16, 2021, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed August 16, 2021)

4.5	Form of Global Note representing 6.0% Subordinated Notes due 2026 (incorporated by reference to Exhibit A included in Exhibit 4.2 to current report on Form 8-K filed on September 30, 2016)
4.6
Form of 3.75% Fixed-to-Floating Rate Subordinated Note due September 1, 2031 (incorporated by reference to Exhibit A-1 and Exhibit A-2 included in Exhibit 4.2 to current report on Form 8-K filed on August 16, 2021)

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
10.4
Amendment to Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated April 20, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 25, 2022)

10.5
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Nicole S. Lorch dated April 20, 2022 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed April 25, 2022)

10.6
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Kenneth J. Lovik dated April 20, 2022 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed April 25, 2022)

10.7
Form of Non-Employee Director Restricted Stock Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022)*

10.8	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)*
10.9
Form of Subordinated Note Purchase Agreement, dated as of October 26, 2020, between First Internet Bancorp and the purchaser thereunder (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 26, 2020)

10.10
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022)*

10.11
Form of Management Incentive Award Agreement - Restricted Stock units (performance based) under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021)*

10.12
Form of Subordinated Note Purchase Agreement, dated August 16,2021, by and among First Internet Bancorp and the Purchasers* (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 15, 2021)

10.13	First Internet Bancorp 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 17, 2022)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2022, filed with the SEC on March 14, 2023, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, 2021, and 2020, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2023.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2023.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman and Chief Executive Officer (Principal Executive Officer)	Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Aasif M. Bade, Director	David R. Lovejoy, Director

*	*
Justin P. Christian, Director	Jean L. Wojtowicz, Director

*	*
Ann Colussi Dee, Director	John K. Keach, Jr., Director

*    David B. Becker, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ David B. Becker
David B. Becker, Attorney-in-Fact

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows9F for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Loan Losses

Description of the Matter

As described in Note 4 to the financial statements, the Company’s consolidated allowance for loan losses (ALLL) was $31.74 million at December 31, 2022. The Company also describes in Note 1 of the financial statements the “Allowance for Loan Losses Methodology” accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

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

The primary reason for our determination that the ALLL is a critical audit matter is that it involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

How We Addressed the Matter in Our Audit

Our audit procedures related to the estimated allowance for loan losses included:
a.Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL.
b.Testing clerical and computational accuracy of the Company’s ALLL calculation.
c.Testing the completeness and accuracy of underlying data utilized in the ALLL, including reports used in management review controls over the ALLL.
d.Evaluating the qualitative and environmental adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness and directional consistency of those adjustments, including the reliability and relevance of the significant assumptions and underlying data.
e.Evaluating the appropriateness of loan grades and assessing the reasonableness of specific impairments on loans.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 14, 2023

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022 and our report dated March 14, 2023, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly BKD, LLP)

Indianapolis, Indiana
March 14, 2023

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$17,426	$7,492
Interest-bearing demand deposits	239,126	435,468
Total cash and cash equivalents	256,552	442,960
Securities available-for-sale - at fair value (amortized cost of $436,183 in 2022 and $606,507 in 2021)	390,384	603,044
Securities held-to-maturity - at amortized cost (fair value of $168,483 in 2022 and $61,468 in 2021)	189,168	59,565
Loans held-for-sale (includes $9,110 in 2022 and $23,233 in 2021 at fair value)	21,511	47,745
Loans	3,499,401	2,887,662
Allowance for loan losses	(31,737)	(27,841)
Net loans	3,467,664	2,859,821
Accrued interest receivable	21,069	16,037
Federal Home Loan Bank of Indianapolis stock	28,350	25,650
Cash surrender value of bank-owned life insurance	39,859	38,900
Premises and equipment, net	72,711	59,842
Goodwill	4,687	4,687
Servicing asset, at fair value	6,255	4,702
Other real estate owned	—	1,188
Accrued income and other assets	44,894	46,853
Total assets	$4,543,104	$4,210,994

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$175,315	$117,531
Interest-bearing deposits	3,265,930	3,061,428
Total deposits	3,441,245	3,178,959
Advances from Federal Home Loan Bank	614,928	514,922
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,468 in 2022 and $2,769 in 2021	104,532	104,231
Accrued interest payable	2,913	2,018
Accrued expenses and other liabilities	14,512	30,526
Total liabilities	4,178,130	3,830,656
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 9,065,883 and 9,754,455 shares issued and outstanding in 2022 and 2021, respectively	192,935	218,946
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	205,675	172,431
Accumulated other comprehensive loss	(33,636)	(11,039)
Total shareholders’ equity	364,974	380,338
Total liabilities and shareholders’ equity	$4,543,104	$4,210,994

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income
Loans	$140,600	$123,467	$120,628
Securities – taxable	10,711	7,970	11,123
Securities – non-taxable	1,767	1,017	1,728
Other earning assets	3,830	1,429	3,380
Total interest income	156,908	133,883	136,859
Interest expense
Deposits	41,832	29,822	55,976
Other borrowed funds	17,983	17,505	16,342
Total interest expense	59,815	47,327	72,318
Net interest income	97,093	86,556	64,541
Provision for loan losses	4,977	1,030	9,325
Net interest income after provision for loan losses	92,116	85,526	55,216
Noninterest income
Service charges and fees	1,071	1,114	824
Loan servicing revenue	2,573	1,934	1,159
Loan servicing asset revaluation	(1,639)	(1,069)	(432)
Mortgage banking activities	5,464	15,050	24,693
Gain on sale of loans	11,372	11,598	8,298
Gain on sale of securities	—	—	139
Gain on sale of premises and equipment	—	2,523	—
Other	2,416	1,694	1,655
Total noninterest income	21,257	32,844	36,336
Noninterest expense
Salaries and employee benefits	41,553	38,223	34,231
Marketing, advertising and promotion	3,554	3,261	1,654
Consulting and professional fees	4,826	4,054	3,511
Data processing	1,989	1,649	1,528
Loan expenses	4,435	2,112	2,036
Premises and equipment	10,688	7,063	6,396
Deposit insurance premium	1,152	1,213	1,810
Write-down of other real estate owned	—	—	2,065
Other	5,076	4,223	4,423
Total noninterest expense	73,273	61,798	57,654
Income before income taxes	40,100	56,572	33,898
Income tax provision	4,559	8,458	4,445
Net income	$35,541	$48,114	$29,453
Income per share of common stock
Basic	$3.73	$4.85	$2.99
Diluted	3.70	4.82	2.99
Weighted-average number of common shares outstanding
Basic	9,530,921	9,918,083	9,840,205
Diluted	9,595,115	9,976,261	9,842,425
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$35,541	$48,114	$29,453
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(42,336)	(4,087)	6,551
Reclassification adjustment for gains realized	—	—	(139)
Income tax (benefit) provision	(9,060)	(1,064)	1,556
Net effect on other comprehensive (loss) income	(33,276)	(3,023)	4,856

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	(5,402)	—	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	844	—	—
Income tax benefit	(1,039)	—	—
Net effect on other comprehensive loss	(3,519)	—	—

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income before income tax	19,091	11,138	(10,248)
Income tax provision (benefit)	4,893	1,958	(2,387)
Net effect on other comprehensive income (loss)	14,198	9,180	(7,861)

Total other comprehensive (loss) income	(22,597)	6,157	(3,005)
Comprehensive income	$12,944	$54,271	$26,448

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2020	$219,423	$99,681	$(14,191)	$304,913
Net income	—	29,453	—	29,453
Other comprehensive loss	—	—	(3,005)	(3,005)
Dividends declared ($0.24 per share)	—	(2,402)	—	(2,402)
Recognition of the fair value of share-based compensation	2,110	—	—	2,110
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	27	—	—	27
Common stock redeemed for the net settlement of share-based awards	(152)	—	—	(152)
Balance, December 31, 2020	$221,408	$126,732	$(17,196)	$330,944
Net income	—	48,114	—	48,114
Other comprehensive income	—	—	6,157	6,157
Dividends declared ($0.24 per share)	—	(2,415)	—	(2,415)
Repurchased shares of common stock (100,000)	(4,436)	—	—	(4,436)
Recognition of the fair value of share-based compensation	2,393	—	—	2,393
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(440)	—	—	(440)
Balance, December 31, 2021	$218,946	$172,431	$(11,039)	$380,338
Net income	—	35,541	—	35,541
Other comprehensive loss	—	—	(22,597)	(22,597)
Dividends declared ($0.24 per share)	—	(2,297)	—	(2,297)
Repurchased shares of common stock (779,956)	(27,780)	—	—	(27,780)
Recognition of the fair value of share-based compensation	2,035	—	—	2,035
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(287)	—	—	(287)
Balance, December 31, 2022	$192,935	$205,675	$(33,636)	$364,974

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$35,541	$48,114	$29,453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,729	8,775	7,831
Write-down of other real estate owned	—	—	2,065
Increase in cash surrender value of bank-owned life insurance	(959)	(948)	(950)
Provision for loan losses	4,977	1,030	9,325
Share-based compensation expense	2,035	2,393	2,110
Gain from sale of available-for-sale securities	—	—	(139)
Loans originated for sale	(518,870)	(814,671)	(1,009,266)
Proceeds from sale of loans originated for sale	558,817	832,089	1,054,873
Gain on sale of loans	(17,473)	(29,401)	(31,124)
Decrease in fair value of loans held-for-sale	184	718	94
(Gain) loss on derivatives	(2,569)	1,513	(2,069)
Settlement of derivatives	—	(1,859)	(46,109)
Gain on sale of premises and equipment	—	(2,523)	—
Net change in servicing asset	1,639	1,069	(1,088)
Net deferred income tax	4,632	2,434	(4,118)
Net change in other assets	9,815	7,028	7,163
Net change in other liabilities	(3,775)	(921)	(4,983)
Net cash provided by operating activities	82,723	54,840	13,068
Investing activities
Net loan activity, excluding sales and purchases	(214,761)	316,002	46,787
Proceeds from sales of other real estate owned	1,188	—	—
Net proceeds from sales of portfolio loans	14,466	21,093	207,475
Maturities of securities available-for-sale	80,223	166,260	179,724
Proceeds from sales of securities available-for-sale	—	—	16,986
Purchase of securities available-for-sale	(12,969)	(282,226)	(144,091)
Maturities and calls of securities held-to-maturity	7,902	8,525	—
Purchase of securities held-to-maturity	(41,246)	—	(2,000)
Redemption of Federal Home Loan Bank of Indianapolis stock	431	—	—
Purchase of Federal Home Loan Bank of Indianapolis stock	(3,131)	—	—
Net proceeds from sale of premises and equipment	—	8,116	—
Purchase of premises and equipment	(17,517)	(29,892)	(25,559)
Loans purchased	(412,109)	(168,438)	(324,131)
Other investing activities	(3,510)	4,434	—
Net cash (used in) provided by investing activities	(601,033)	43,874	(44,809)
Financing activities
Net change in deposits	262,286	(91,926)	116,922
Cash dividends paid	(2,317)	(2,415)	(2,349)
Net proceeds from issuance of subordinated debt	—	58,658	9,765
Repayment of subordinated debt	—	(35,000)	—
Repurchase of common stock	(27,780)	(4,436)	—
Proceeds from advances from Federal Home Loan Bank	615,000	440,000	440,000
Repayment of advances from Federal Home Loan Bank	(515,000)	(440,000)	(440,000)
Other, net	(287)	(441)	(152)
Net cash provided by (used in) financing activities	331,902	(75,560)	124,186
Net (decrease) increase in cash and cash equivalents	(186,408)	23,154	92,445
Cash and cash equivalents, beginning of year	442,960	419,806	327,361
Cash and cash equivalents, end of year	$256,552	$442,960	$419,806
Supplemental disclosures of cash flows information
Cash paid during the year for interest	58,920	46,748	74,646
Cash paid during the year for taxes	2,005	7,045	5,912
Loans transferred to other real estate owned	—	1,188	—
Loans transferred to held-for-sale from portfolio	14,049	20,145	204,647
Cash dividends declared, not paid	544	585	588
Securities purchases settled in subsequent period	2,997	—	5,547
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	96,220	—	—
Transfer of available-for-sale municipal securities to held-to-maturity municipal securities	—	—	4,479
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

Description of Business

The Company was incorporated on September 15, 2005, and consummated a plan of exchange on March 21, 2006, by which the Company became a bank holding company and 100% owner of First Internet Bank of Indiana (the “Bank”). The Company elected to and became a financial holding company, effective as of September 1, 2022.

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

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2022 or 2021.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
For loans recorded at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are recorded in accordance with our revenue recognition policy.

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

Impaired Loans

A loan is designated as impaired, in accordance with the impairment accounting guidance when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays not exceeding 90 days outstanding generally are not considered impaired. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be considered to be impaired. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2022 or 2021.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2019.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Earnings Per Share

Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2022	2021	2020
Basic earnings per share
Net income available to common shareholders	$35,541	$48,114	$29,453
Weighted average common shares	9,530,921	9,918,083	9,840,205
Basic earnings per common share	$3.73	$4.85	$2.99

Diluted earnings per share
Net income available to common shareholders	$35,541	$48,114	$29,453
Weighted average common shares	9,530,921	9,918,083	9,840,205
Dilutive effect of equity compensation	64,194	58,178	2,220
Weighted average common and incremental shares	9,595,115	9,976,261	9,842,425
Diluted earnings per common share[1]	$3.70	$4.82	$2.99

1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted average antidilutive shares totaling 2,646, 28 and 18,524 for the years ended December 31, 2022, 2021 and 2020, respectively.

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 11.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, unrealized gains and losses on the transfer of securities available-for-sale to securities held-to-maturity, and unrealized gains and losses on cash flow hedges.

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

Reclassifications

Certain reclassifications have been made to the 2021 and 2020 financial statements to conform to the 2022 financial statement presentation. These reclassifications had no effect on net income.

Note 2:        Cash and Cash Equivalents

At December 31, 2022, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $20.9 million. In addition, approximately $227.9 million and $0.8 million of cash was held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which are not federally insured.

The Federal Reserve Act authorizes the Federal Reserve Board to establish reserve requirements within specified ranges for the purpose of implementing monetary policy on certain types of deposits and other liabilities of depository institutions. On March 15, 2020, the Federal Reserve Board reduced requirement ratios to zero percent effective March 26, 2020. As such, the Company is not currently required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2022 and 2021.

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$35,606	$—	$(1,797)	$33,809
Municipal securities	68,958	458	(2,140)	67,276
Agency mortgage-backed securities - residential[1]	252,066	—	(36,974)	215,092
Agency mortgage-backed securities - commercial	17,142	—	(1,302)	15,840
Private label mortgage-backed securities - residential	11,777	—	(1,322)	10,455
Asset-backed securities	5,000	—	(40)	4,960
Corporate securities	45,634	35	(2,717)	42,952
Total available-for-sale	$436,183	$493	$(46,292)	$390,384

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2022
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,946	$—	$(1,114)	$12,832
Agency mortgage-backed securities - residential	121,853	—	(15,112)	106,741
Agency mortgage-backed securities - commercial	5,818	—	(1,266)	4,552
Corporate securities	47,551	—	(3,193)	44,358
Total held-to-maturity	$189,168	$—	$(20,685)	$168,483

1 Includes $0.5 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2022.

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$50,013	$164	$(1,137)	$49,040
Municipal securities	75,158	1,940	(65)	77,033
Agency mortgage-backed securities - residential[1]	377,928	960	(5,652)	373,236
Agency mortgage-backed securities - commercial	36,024	441	(139)	36,326
Private label mortgage-backed securities - residential	15,902	122	(3)	16,021
Asset-backed securities	5,000	4	—	5,004
Corporate securities	46,482	597	(695)	46,384
Total available-for-sale	$606,507	$4,228	$(7,691)	$603,044

	December 31, 2021
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,992	$717	$—	$14,709
Corporate securities	45,573	1,186	—	46,759
Total held-to-maturity	$59,565	$1,903	$—	$61,468

1 Includes $0.8 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The carrying value of securities at December 31, 2022 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	34,169	35,307
Five to ten years	47,739	45,422
After ten years	68,290	63,308
	150,198	144,037
Agency mortgage-backed securities - residential	252,066	215,092
Agency mortgage-backed securities - commercial	17,142	15,840
Private label mortgage-backed securities - residential	11,777	10,455
Asset-backed securities	5,000	4,960
Total	$436,183	$390,384

	Held-to-Maturity
	Amortized Cost	Fair Value
One to five years	$11,805	$11,547
Five to ten years	44,213	40,861
After ten years	5,479	4,782
	61,497	57,190
Agency mortgage-backed securities - residential	121,853	106,741
Agency mortgage-backed securities - commercial	5,818	4,552
Total	$189,168	$168,483

There were no gross realized gains or losses resulting from the sale of available-for-sale securities recognized during the twelve months ended December 31, 2022 and December 31, 2021. There were gross realized losses of $0.1 million resulting from sales of available-for-sale securities recognized during the twelve months ended December 31, 2020.

As of December 31, 2022, the fair value of available-for-sale investment securities pledged as collateral was $328.7 million. The Company pledged the securities for various types of transactions, including FHLB advances, deposits and derivative financial instruments.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2022 and 2021, the Company had 434 and 179 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2022 and 2021 was $527.4 million and $403.2 million, which is approximately 94% and 61%, respectively, of the Company’s available-for-sale and held-to-maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced with the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

 U.S. Government-Sponsored Agencies, Municipal Securities, and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not likely that the Company will be

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Agency Mortgage-Backed and Private Label Mortgage-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed and private label mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost bases over the term of the securities. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may not be until maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,668	$(1,008)	$4,141	$(789)	$33,809	$(1,797)
Municipal securities	39,557	(1,766)	4,778	(374)	44,335	(2,140)
Agency mortgage-backed securities - residential	170,026	(29,690)	45,066	(7,284)	215,092	(36,974)
Agency mortgage-backed securities - commercial	10,560	(926)	5,280	(376)	15,840	(1,302)
Private label mortgage-backed securities - residential	2,445	(330)	8,010	(992)	10,455	(1,322)
Asset-backed securities	4,960	(40)	—	—	4,960	(40)
Corporate securities	21,568	(1,452)	13,239	(1,265)	34,807	(2,717)
Total	$278,784	$(35,212)	$80,514	$(11,080)	$359,298	$(46,292)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipals	$8,160	$(661)	$4,258	$(453)	$12,418	$(1,114)
Mortgage-backed securities - residential	68,408	(8,848)	38,332	(6,264)	106,740	(15,112)
Mortgage-backed securities - commercial	4,552	(1,266)	—	—	4,552	(1,266)
Corporate securities	36,866	(2,685)	7,492	(508)	44,358	(3,193)
Total	$117,986	$(13,460)	$50,082	$(7,225)	$168,068	$(20,685)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$2,921	$(79)	$40,305	$(1,058)	$43,226	$(1,137)
Municipals	5,721	(65)	—	—	5,721	(65)
Agency mortgage-backed securities - residential	287,820	(3,694)	40,840	(1,958)	328,660	(5,652)
Agency mortgage-backed securities - commercial	3,944	(139)	—	—	3,944	(139)
Private label mortgage-backed securities - residential	374	(3)	—	—	374	(3)
Corporate securities	11,813	(187)	9,491	(508)	21,304	(695)
Total	$312,593	$(4,167)	$90,636	$(3,524)	$403,229	$(7,691)

Amounts reclassified from accumulated other comprehensive loss and the affected line items in the consolidated statements of income during the years ended December 31, 2022, 2021 and 2020 were as follows:

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Year Ended December 31,			Affected Line Item in the Statements of Income
	2022	2021	2020
Unrealized gains on securities available-for-sale
Gain realized in earnings	$—	$—	$139	Gain on sale of securities
Total reclassified amount before tax	—	—	139	Income before income taxes
Tax expense	—	—	38	Income tax provision
Total reclassifications out of accumulated other comprehensive loss	$—	$—	$101	Net Income

Equity Investments

Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under equity security accounting. The following tables provide additional information related to investments accounted for under this method.

The carrying amount of each equity investment with a readily determinable fair value at December 31, 2022 and 2021 is reflected in the following table:

(dollars in thousands)	2022	2021
GenOpp Financial Fund LP	$2,134	$2,075
Total	$2,134	$2,075

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of December 31, 2022 and for the years ended December 31, 2022 and 2021 is reflected in the following table:

(dollars in thousands)	2022	2021
Carrying value[1]	$8,067	$4,636
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Net change	$8,067	$4,636

1 Exclusive of $13.0 million and $12.0 million in unfunded commitments as of December 31, 2022, and 2021, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 4:        Loans

Categories of loans include:

	December 31,
	2022	2021
Commercial loans
Commercial and industrial	$126,108	$96,008
Owner-occupied commercial real estate	61,836	66,732
Investor commercial real estate	93,121	28,019
Construction	181,966	136,619
Single tenant lease financing	939,240	865,854
Public finance	621,032	592,665
Healthcare finance	272,461	387,852
Small business lending	123,750	108,666
Franchise finance	299,835	81,448
Total commercial loans	2,719,349	2,363,863
Consumer loans
Residential mortgage	383,948	186,770
Home equity	24,712	17,665
Other consumer	324,598	265,478
Total consumer loans	733,258	469,913
Total commercial and consumer loans	3,452,607	2,833,776
Net deferred loan origination costs, premiums and discounts on purchased loans, and other [1]	46,794	53,886
Total loans	3,499,401	2,887,662
Allowance for loan losses	(31,737)	(27,841)
Net loans	$3,467,664	$2,859,821

1 Includes carrying value adjustment of $32.5 million and $37.5 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2022 and December 31, 2021, respectively.

The general risk characteristics specific to each loan portfolio segment are as follows:

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

Construction: Construction loans are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, and multi-family) properties, land development for residential properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes. This portfolio segment is generally concentrated in the Midwest and Southwest regions of the United States.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables present changes in the balance of the ALLL during the twelve months ended December 31, 2022, 2021, and 2020

	Twelve Months Ended December 31, 2022
	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for loan losses:
Commercial and industrial	$1,891	$(185)	$—	$5	$1,711
Owner-occupied commercial real estate	742	(91)	—	—	651
Investor commercial real estate	328	771	—	—	1,099
Construction	1,612	462	—	—	2,074
Single tenant lease financing	10,385	(1,097)	—	1,231	10,519
Public finance	1,776	(23)	—	—	1,753
Healthcare finance	5,940	(2,943)	—	—	2,997
Small business lending	1,387	1,154	(402)	29	2,168
Franchise finance	1,083	2,905	—	—	3,988
Residential mortgage	643	912	—	4	1,559
Home equity	64	(134)	—	139	69
Other consumer	1,990	3,246	(2,358)	271	3,149
Total	$27,841	$4,977	$(2,760)	$1,679	$31,737

	Twelve Months Ended December 31, 2021
	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for loan losses:
Commercial and industrial	$1,146	$684	$(28)	$89	$1,891
Owner-occupied commercial real estate	1,082	(340)	—	—	742
Investor commercial real estate	155	173	—	—	328
Construction	1,192	420	—	—	1,612
Single tenant lease financing	12,990	(214)	(2,391)	—	10,385
Public finance	1,732	44	—	—	1,776
Healthcare finance	7,485	(1,545)	—	—	5,940
Small business lending	628	901	(222)	80	1,387
Franchise finance	—	1,083	—	—	1,083
Residential mortgage	519	67	(6)	63	643
Home equity	48	60	(51)	7	64
Other consumer	2,507	(303)	(529)	315	1,990
Total	$29,484	$1,030	$(3,227)	$554	$27,841

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022 and 2021.

	Loans			Allowance for Loan Losses
December 31, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,307	$9,801	$126,108	$1,660	$51	$1,711
Owner-occupied commercial real estate	60,266	1,570	61,836	651	—	651
Investor commercial real estate	93,121	—	93,121	1,099	—	1,099
Construction	181,966	—	181,966	2,074	—	2,074
Single tenant lease financing	939,240	—	939,240	10,519	—	10,519
Public finance	621,032	—	621,032	1,753	—	1,753
Healthcare finance	272,461	—	272,461	2,997	—	2,997
Small business lending[1]	113,699	10,051	123,750	1,465	703	2,168
Franchise finance	299,835	—	299,835	3,988	—	3,988
Residential mortgage	380,272	3,676	383,948	1,559	—	1,559
Home equity	24,683	29	24,712	69	—	69
Other consumer	324,581	17	324,598	3,149	—	3,149
Total	$3,427,463	$25,144	$3,452,607	$30,983	$754	$31,737

1 Balance is partially guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Loans			Allowance for Loan Losses
December 31, 2021	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$95,364	$644	$96,008	$1,441	$450	$1,891
Owner-occupied commercial real estate	63,387	3,345	66,732	742	—	742
Investor commercial real estate	28,019	—	28,019	328	—	328
Construction	136,619	—	136,619	1,612	—	1,612
Single tenant lease financing	864,754	1,100	865,854	10,290	95	10,385
Public finance	592,665	—	592,665	1,776	—	1,776
Healthcare finance	386,926	926	387,852	5,417	523	5,940
Small business lending[1]	106,682	1,984	108,666	994	393	1,387
Franchise finance	81,448	—	81,448	1,083	—	1,083
Residential mortgage	183,852	2,918	186,770	643	—	643
Home equity	17,651	14	17,665	64	—	64
Other consumer	265,469	9	265,478	1,990	—	1,990
Total	$2,822,836	$10,940	$2,833,776	$26,380	$1,461	$27,841
1 Balance is partially guaranteed by the U.S. government.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2022 and 2021.

	December 31, 2022
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$114,934	$1,373	$9,801	$126,108
Owner-occupied commercial real estate	50,721	9,546	1,569	61,836
Investor commercial real estate	93,121	—	—	93,121
Construction	180,768	1,198	—	181,966
Single tenant lease financing	936,207	3,033	—	939,240
Public finance	618,752	2,280	—	621,032
Healthcare finance	271,085	1,376	—	272,461
Small business lending[1]	107,885	5,814	10,051	123,750
Franchise finance	299,241	594	—	299,835
Total commercial loans	$2,672,714	$25,214	$21,421	$2,719,349

1 Balance is partially guaranteed by the U.S. government.

	December 31, 2022
	Performing	Nonaccrual	Total
Residential mortgage	$382,900	$1,048	$383,948
Home equity	24,712	—	24,712
Other consumer	324,581	17	324,598
Total	$732,193	$1,065	$733,258

	December 31, 2021
	Pass	Special Mention	Substandard	Total
Commercial and industrial	$82,412	$12,952	$644	$96,008
Owner-occupied commercial real estate	59,369	4,018	3,345	66,732
Investor commercial real estate	28,019	—	—	28,019
Construction	124,578	12,041	—	136,619
Single tenant lease financing	859,612	5,142	1,100	865,854
Public finance	591,630	1,035	—	592,665
Healthcare finance	386,337	589	926	387,852
Small business lending[1]	99,250	7,433	1,983	108,666
Franchise finance	81,448	—	—	81,448
Total commercial loans	$2,312,655	$43,210	$7,998	$2,363,863

1 Balance is partially guaranteed by the U.S. government.

	December 31, 2021
	Performing	Nonaccrual	Total
Residential mortgage	$185,544	$1,226	$186,770
Home equity	17,651	14	17,665
Other consumer	265,469	9	265,478
Total	$468,664	$1,249	$469,913

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2022 and 2021.

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$81	$—	$51	$132	$125,976	$126,108	$51	$—
Owner-occupied commercial real estate	—	—	—	—	61,836	61,836	1,570	—
Investor commercial real estate	—	—	—	—	93,121	93,121	—	—
Construction	—	1,198	—	1,198	180,768	181,966	—	—
Single tenant lease financing	—	—	—	—	939,240	939,240	—	—
Public finance	—	—	—	—	621,032	621,032	—	—
Healthcare finance	—	—	—	—	272,461	272,461	—	—
Small business lending[1]	57	—	3,485	3,542	120,208	123,750	4,764	—
Franchise Finance	313	—	—	313	299,522	299,835	—	—
Residential mortgage	—	283	185	468	383,480	383,948	1,048	79
Home equity	—	—	—	—	24,712	24,712	—	—
Other consumer	91	10	—	101	324,497	324,598	17	—
Total	$542	$1,491	$3,721	$5,754	$3,446,853	$3,452,607	$7,450	$79

1 Balance is partially guaranteed by the U.S. government.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans	Nonaccrual Loans	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$96,008	$96,008	$674	$—
Owner-occupied commercial real estate	—	—	—	—	66,732	66,732	—	—
Investor commercial real estate	—	—	—	—	28,019	28,019	3,419	—
Construction	—	—	—	—	136,619	136,619	—	—
Single tenant lease financing	—	—	—	—	865,854	865,854	1,100	—
Public finance	—	—	—	—	592,665	592,665	—	—
Healthcare finance	—	—	—	—	387,852	387,852	—	—
Small business lending[1]	—	—	657	657	108,009	108,666	959	—
Franchise Finance	—	—	—	—	81,448	81,448	—	—
Residential mortgage	51	226	106	383	186,387	186,770	1,226	—
Home equity	—	—	—	—	17,665	17,665	14	—
Other consumer	68	18	—	86	265,392	265,478	9	—
Total	$119	$244	$763	$1,126	$2,832,650	$2,833,776	$7,401	$—

1 Balance is partially guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,750	$9,750	$—	$—	$—	$—
Owner-occupied commercial real estate	1,570	1,779	—	3,345	3,466	—
Small business lending[1]	8,184	8,705	—	959	1,193	—
Residential mortgage	3,676	3,835	—	2,918	3,063	—
Home equity	29	29	—	14	15	—
Other consumer	17	36	—	9	44	—
Total	23,226	24,134	—	7,245	7,781	—
Loans with a specific valuation allowance
Commercial and industrial	$51	$51	$51	$644	$677	$450
Single tenant lease financing	—	—	—	1,100	1,123	95
Healthcare finance	—	—	—	926	926	523
Small business lending[1]	1,867	1,867	703	1,025	1,025	393
Total	1,918	1,918	754	3,695	3,751	1,461
Total impaired loans	$25,144	$26,052	$754	$10,940	$11,532	$1,461

1 Balance is partially guaranteed by the U.S. government.

The following table presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2022, 2021, and 2020.

	Twelve Months Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Average Balance	Interest Income	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$3,676	$872	$194	$9	$1,037	$57
Owner-occupied commercial real estate	2,253	—	3,324	—	3,790	60
Single tenant lease financing	—	—	75	5	—	—
Healthcare finance	—	—	252	—	386	16
Small business lending[1]	2,678	—	1,215	—	—	—
Residential mortgage	3,529	25	2,264	67	1,333	—
Home equity	16	—	13	—	—	—
Other consumer	8	—	29	—	57	—
Total	12,160	897	7,366	81	6,603	133
Loans with a specific valuation allowance
Commercial and industrial	$411	$—	$675	$—	$169	$3
Owner-occupied commercial real estate	—	—	355	—	—	—
Single tenant lease financing	410	—	3,931	—	5,671	4
Healthcare finance	620	45	841	131	—	—
Small business lending[1]	1,662	—	644	—	—	—
Other consumer	50	—	—	—	—	—
Total	3,153	45	6,446	131	5,840	7
Total impaired loans	$15,313	$942	$13,812	$212	$12,443	$140

1 Balance is partially guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The Company did not have any other real estate owned (“OREO”) as of December 31, 2022. The Company had $1.2 million in OREO as of December 31, 2021, which consisted of one commercial property. There was one loan for $0.1 million and one loan for $0.1 million in the process of foreclosure at December 31, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings

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

There were two portfolio residential mortgage loans classified as new TDRs during the twelve months ended December 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $1 million. The Company did not allocate a specific ALLL for these loans as of December 31, 2022 and the modifications consisted of interest only payments for a period of time. There was one SBA loan classified as a new TDR during the twelve months ended December 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.6 million and the modification consisted of a forbearance agreement. The company allocated a specific ALLL of $0.3 million for this loan. There were two portfolio residential mortgage loans classified as new TDRs during the twelve months ended December 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $1.6 million. The Company did not allocate a specific ALLL for these loans as of December 31, 2021. The modifications consisted of interest-only payments for a period of time. There were three commercial and industrial loans classified as new TDRs during the twelve months ended December 31, 2020 with a pre-modification and post-modification outstanding recorded investment of $2.6 million. The Company did not allocate a specific ALLL for these loans as of December 31, 2020 and the modifications consisted of interest only payments for a period of time and an extension of the maturity dates.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2022, 2021 and 2020.

Non-TDR Loan Modifications due to COVID-19

The “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” was issued by our banking regulators on March 22, 2020. This guidance encouraged financial institutions to work prudently with borrowers who were or may be unable to meet their contractual payment obligations due to the effects of COVID-19.

Additionally, Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides that loan modifications due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP will not be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until January 1, 2022. As of December 31, 2022, the Company had no loans classified as non-TDR loan modifications due to COVID-19.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2022 and 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31,
	2022	2021
Land	$5,598	$—
Construction in process	714	57,469
Right of use leased asset	206	208
Building and improvements	57,505	1,090
Furniture and equipment	19,585	7,800
Less: accumulated depreciation	(10,897)	(6,725)
	$72,711	$59,842

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

Note 6:        Goodwill

As of December 31, 2022 and 2021, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2022, 2021, and 2020. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2022 and no events or changes in circumstances have occurred since the August 31, 2022 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2022, 2021 and 2020 are shown in the table below.

	Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$4,702	$3,569	$2,481
Additions:
Originated and purchased servicing	3,192	2,202	1,520
Subtractions:
Paydowns	(1,075)	(820)	(524)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(564)	(249)	92
Loan servicing asset revaluation	(1,639)	(1,069)	(432)
Ending balance	$6,255	$4,702	$3,569

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2022, 2021, and 2020 are shown in the table below.

	December 31, 2022	December 31, 2021	December 31, 2020
Loan portfolios serviced for:
SBA guaranteed loans	$318,194	$230,514	$165,961
Total	$318,194	$230,514	$165,961

Loan servicing revenue totaled $2.6 million, $1.9 million, and $1.2 million during the twelve months ended December 31, 2022, 2021, and 2020, respectively. Loan servicing asset revaluation, which represents paydowns and the change in fair value of the servicing asset, resulted in a $1.6 million, $1.1 million, and $0.4 million downward valuation for twelve months ended December 31, 2022 , 2021 and 2020, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2022 and 2021.

	December 31,
	2022	2021
Noninterest-bearing demand deposit accounts	$175,315	$117,531
Interest-bearing demand deposit accounts	335,611	247,967
Savings accounts	44,819	59,998
Money market accounts	1,418,599	1,483,936
Banking-as-a-Service (“BaaS”) - brokered deposits	13,607	—
Certificates of deposits	874,490	970,107
Brokered deposits	578,804	299,420
Total deposits	$3,441,245	$3,178,959
Time deposits greater than $250	$484,700	$327,490

The following table presents time deposit maturities by year as of December 31, 2022.

	Certificates of Deposits	Brokered Certificates of Deposits
2023	$590,208	$48,795
2024	146,747	51,164
2025	38,736	85,106
2026	31,764	35,208
2027	67,035	35,000
	$874,490	$255,273

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $614.9 million and $514.9 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the stated interest rates on the Company’s outstanding FHLB advances ranged from 1.06% to 4.64%, with a weighted average interest rate of 2.82%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $258.0 million and $128.8 million as of December 31, 2022 and 2021, respectively, and commercial real estate loans pledged were approximately $895.3 million and $920.9 million as of December 31, 2022 and 2021, respectively. The fair value of investment securities pledged to the FHLB was approximately $448.4 million and $474.5 million as of December 31, 2022 and 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $455.9 million at year-end 2022. As of December 31, 2022, the Company had $125.0 million of putable advances with the FHLB.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2023	$145,000
2024	145,009
2025	90,000
2026	10,000
2027	100,000
Thereafter	124,919
$614,928

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 10:        Subordinated Debt

In September 2016, the Company issued $25.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) in a public offering. The 2026 Notes initially had a fixed interest rate of 6.0% per year to, but excluding, September 30, 2021, and thereafter a floating rate equal to the then-current three-month London Interbank Offered Rate (“LIBOR”) plus 4.85%. All interest on the 2026 Notes was payable quarterly. The 2026 Notes were scheduled to mature on September 30, 2026. The 2026 Notes were unsecured subordinated obligations of the Company eligible to be repaid, without penalty, on any interest payment date on or after September 30, 2021. The 2026 Notes were intended to qualify as Tier 2 capital under regulatory guidelines. The Company redeemed the 2026 Notes in full on September 30, 2021.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note and the 2031 Notes as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(1,020)	$37,000	$(1,178)
2030 Note	10,000	(184)	10,000	(208)
2031 Notes	60,000	(1,264)	60,000	(1,383)
Total	$107,000	$(2,468)	$107,000	$(2,769)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time and part-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% up to the first 1% of employee deferrals and then 50% on deferrals over 1% up to a maximum of 6% of an individual’s total eligible salary, as defined in the plan, which vests immediately. Discretionary employer-matching contributions begin vesting immediately at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.9 million, $0.9 million and $0.8 million in the twelve months ended December 31, 2022, 2021 and 2020, respectively.

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

The agreements also provide for the continuation of salary and certain other benefits for a specified period of time upon termination of employment under certain circumstances, including resignation for “good reason,” termination by the Company without “cause” at any time or any termination of employment within twelve months following a “change in control,” along with other specific conditions.

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

Award Activity Under 2022 Plan

The Company recorded less than $0.1 million of share-based compensation expense for the year ended December 31, 2022, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the year ended December 31, 2022.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2022	—	$—	—	$—	—	$—
Granted	—	—	4,151	36.84	—	—
Forfeited	—	—	(593)	36.84	—
Unvested at December 31, 2022	—	$—	3,558	$36.84	—	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
At December 31, 2022, the total unrecognized compensation cost related to unvested stock-based awards was 0.1 million with a weighted-average expense recognition period of 0.4 years.

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

Award Activity Under 2013 Plan
The Company recorded $2.0 million, $2.4 million, and $2.1 million of share-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the year ended December 31, 2022:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2022	112,822	$28.18	—	$—	—	$—
Granted	41,662	46.67	9,954	52.64	6	38.31
Vested	(47,309)	26.82	(9,310)	52.64	(6)	(38.31)
Forfeited	(5,441)	36.80	(644)	52.64	—	—
Unvested at December 31, 2022	101,734	$35.93	—	$—	—	$—

As of December 31, 2022, the total unrecognized compensation cost related to unvested awards was $1.6 million, with a weighted-average expense recognition period of 1.7 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2022.

Deferred Rights
Outstanding, beginning of year	84,536
Granted	432
Released	(44,554)
Outstanding, end of year	40,414

All deferred stock rights granted during 2022 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2022	2021	2020
Current	$(73)	$6,024	$8,563
Deferred	4,632	2,434	(4,118)
Total	$4,559	$8,458	$4,445

Income tax provision is reconciled to the statutory 21% rate applied to pre-tax income.

	December 31,
	2022	2021	2020
Statutory rate times pre-tax income	$8,421	$11,880	$7,119
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(4,190)	(4,217)	(4,464)
State income tax, net of federal tax effect	592	865	1,765
Bank-owned life insurance	(201)	(199)	(200)
Tax credits	(143)	(175)	(178)
Other differences	80	304	403
Total income taxes	$4,559	$8,458	$4,445

The net deferred tax asset at December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
Deferred tax assets (liabilities)
Allowance for loan losses	$8,569	$7,517
Net unrealized losses on available-for-sale securities and hedged items	10,047	4,835
Fair value adjustments	(12,097)	(618)
Depreciation	(2,612)	(100)
Deferred compensation and accrued payroll	1,574	1,577
Loan origination costs	(1,816)	(1,311)
Prepaid assets	(813)	(641)
Net operating loss	8,928	—
Other	312	149
Total deferred tax assets, net	$12,092	$11,408

During 2022, the Company generated a federal and state net operating loss of $40.5 million and $9.1 million, respectively. For federal income tax purposes, the NOL has no expiration period; however, for state income tax purposes, the NOL may have varying expiration periods. The Company expects to generate sufficient taxable income in the future to utilize the loss generated.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Related party loans and extensions of credit at December 31, 2022 and 2021 totaled $21.9 million and $11.4 million, respectively.

The following table presents the change in related party loans as of December 31, 2022 and 2021.

	Twelve Months Ended
	December 31, 2022	December 31, 2021
Balance at the beginning of period	$11,364	$2,089
Effect of change in composition of directors and executive officers	—	—
New Term Loans	21,810	11,352
Repayment of term loans	(11,324)	(2,072)
Changes in balances of revolving lines of credit	10	(5)
Balance at end of period	$21,860	$11,364

Deposits from related parties held by the Company at December 31, 2022 and 2021 totaled $33.7 million and $28.8 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables present actual and required capital ratios as of December 31, 2022 and 2021 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,150	10.93%	$249,795	7.00%	N/A	N/A
Bank	466,257	13.10%	249,191	7.00%	$231,392	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,150	10.93%	303,323	8.50%	N/A	N/A
Bank	466,257	13.10%	302,590	8.50%	284,790	8.00%
Total capital to risk-weighted assets
Consolidated	526,419	14.75%	374,693	10.50%	N/A	N/A
Bank	497,994	13.99%	373,787	10.50%	355,988	10.00%
Leverage ratio
Consolidated	390,150	9.06%	172,330	4.00%	N/A	N/A
Bank	466,257	10.84%	172,093	4.00%	215,116	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2021:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,499	12.93%	$208,202	7.00%	N/A	N/A
Bank	432,181	14.55%	207,913	7.00%	$193,062	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	384,499	12.93%	252,817	8.50%	N/A	N/A
Bank	432,181	14.55%	252,466	8.50%	237,615	8.00%
Total capital to risk-weighted assets
Consolidated	516,571	17.37%	312,303	10.50%	N/A	N/A
Bank	460,022	15.49%	311,870	10.50%	297,019	10.00%
Leverage ratio
Consolidated	384,499	9.22%	166,824	4.00%	N/A	N/A
Bank	432,181	10.37%	166,693	4.00%	208,366	5.00%

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2022 and 2021, the Company had outstanding loan commitments totaling approximately $485.4 million and $324.3 million, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Capital Commitments

Capital expenditures contracted for at the balance sheet date but not yet recognized in the financial statements are associated with the construction of the building where our corporate headquarters is located, along with the attached parking garage. The Company has entered into construction-related contracts in the amount of $68.9 million. As of December 31, 2022, $2.4 million of such contract commitments had not yet been incurred. These commitments are due within one year.

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

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2022 or 2021.

Loans Held-for-Sale (mandatory pricing agreements)

The fair value of loans held-for-sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan (Level 2).

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Servicing Asset

Fair value is based on a loan-by-loan basis taking into consideration the origination to maturity dates of the loans, the current age of the loans and the remaining term to maturity. The valuation methodology utilized for the servicing asset begins with generating estimated future cash flows for each servicing asset based on their unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions (Level 3).

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021.

		December 31, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$33,809	$—	$33,809	$—
Municipal securities	67,276	—	67,276	—
Agency mortgage-backed securities - residential	215,092	—	215,092	—
Agency mortgage-backed securities - commercial	15,840	—	15,840
Private label mortgage-backed securities - residential	10,455	—	10,455	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	42,952	—	42,952	—
Total available-for-sale securities	$390,384	$—	$390,384	$—
Servicing asset	6,255	—	—	6,255
Interest rate swaps assets	8,645	—	8,645	—
Loans held-for-sale (mandatory pricing agreements)	9,110	—	9,110	—
Forward contracts	97	97	—	—
IRLCs	133	—	—	133

		December 31, 2021
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,040	$—	$49,040	$—
Municipal securities	77,033	—	77,033	—
Agency mortgage-backed securities - residential	373,236	—	373,236	—
Agency mortgage-backed securities - commercial	36,326	—	36,326	—
Private label mortgage-backed securities - residential	16,021	—	16,021	—
Asset-backed securities	5,004	—	5,004	—
Corporate securities	46,384	—	46,384	—
Total available-for-sale securities	$603,044	$—	$603,044	$—
Servicing asset	4,702	—	—	4,702
Interest rate swaps liabilities	(14,271)	—	(14,271)	—
Loans held-for-sale (mandatory pricing agreements)	23,233	—	23,233	—
Forward contracts	(30)	(30)	—	—
IRLCs	718	—	—	718

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2020	$2,481	$910
Total realized gains
Additions	1,520	—
Paydowns	(524)
Change in fair value	92	2,451
Balance, December 31, 2020	3,569	3,361
Total realized gains
Additions	2,202	—
Paydowns	(820)	—
Change in fair value	(249)	(2,643)
Balance, December 31, 2021	4,702	718
Total realized gains
Additions	3,192	—
Paydowns	(1,135)	—
Change in fair value	(504)	(585)
Balance, December 31, 2022	$6,255	$133

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2022 and December 31, 2021.

		December 31, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	1,164	—	—	1,164

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

(dollars in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,164	Fair value of collateral	Discount for type of property and current market conditions	0% - 25%	20%
IRLCs	133	Discounted cash flow	Loan closing rates	31% - 100%	89%
Servicing asset	6,255	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	14.6% 14%

(dollars in thousands)	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range	Weighted - Average Range
Impaired loans	$1,228	Fair value of collateral	Discount for type of property and current market conditions	0% - 35%	10.1%
IRLCs	718	Discounted cash flow	Loan closing rates	42% - 100%	89%
Servicing asset	4,702	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 10%	12.5% 10%

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

Level 2 securities include agency mortgage-backed securities - residential, municipal securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2022 or December 31, 2021.

Loans

The fair value of loans is estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.

Accrued Interest Receivable

The fair value of these financial instruments approximates carrying value.

Federal Home Loan Bank of Indianapolis Stock

The fair value of this financial instrument approximates carrying value.

Deposits

The fair value of noninterest-bearing and interest-bearing demand deposits, savings accounts and money market accounts approximates carrying value. The fair value of fixed maturity certificates of deposit and brokered deposits are estimated using rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank

The fair value of fixed rate advances is estimated using rates currently offered for similar remaining maturities. The carrying value of variable rate advances approximates fair value.

Subordinated Debt

The fair value of the Company’s publicly traded subordinated debt is obtained from quoted market prices. The fair value of the Company’s remaining subordinated debt is estimated using discounted cash flow analysis based on current borrowing rates for similar types of debt instruments.

Accrued Interest Payable

The fair value of these financial instruments approximates carrying value.

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2022 and 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The following tables provide the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2022 and 2021:

	December 31, 2022
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$256,552	$256,552	$256,552	$—	$—
Securities held-to-maturity	189,168	168,483	—	168,483	—
Loans held-for-sale (best efforts pricing agreements)	12,401	12,401	—	12,401
Net loans	3,467,664	3,225,845	—	—	3,225,845
Accrued interest receivable	21,069	21,069	21,069	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,441,245	3,415,390	1,974,344	—	1,441,046
Advances from Federal Home Loan Bank	614,928	596,455	—	596,455	—
Subordinated debt	104,532	102,669	32,560	70,109	—
Accrued interest payable	2,913	2,913	2,913	—	—

	December 31, 2021
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$442,960	$442,960	$442,960	$—	$—
Securities held-to-maturity	59,565	61,468	—	61,468	—
Loans held-for-sale (best efforts pricing agreements)	24,512	24,512	—	24,512	—
Net loans	2,859,821	2,880,024	—	—	2,880,024
Accrued interest receivable	16,037	16,037	16,037	—	—
Federal Home Loan Bank of Indianapolis stock	25,650	25,650	—	25,650	—
Deposits	3,178,959	3,190,000	1,909,432	—	1,280,568
Advances from Federal Home Loan Bank	514,922	526,143	—	526,143	—
Subordinated debt	104,231	108,788	38,643	70,145	—
Accrued interest payable	2,018	2,018	2,018	—	—
Note 17:        Mortgage Banking Activities

The Company’s residential real estate lending business originated mortgage loans for customers and sold a majority of the originated loans into the secondary market. The Company hedged its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third-party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. To facilitate the hedging of the loans, the Company has elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income. Refer to Note 18 for further information on derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2022, 2021, and 2020, the Company originated mortgage loans held-for-sale of $388.0 million, $721.3 million, and $878.2 million, respectively, and received $411.5 million, $714.9 million, and $923.8 million from the sale of mortgage loans, respectively, into the secondary market.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Gain on loans sold	$6,101	$17,803	$22,826
Loss resulting from the change in fair value of loans held-for-sale	(184)	(718)	(94)
(Loss) gain resulting from the change in fair value of derivatives	(453)	(2,035)	1,961
Net revenue from mortgage banking activities	$5,464	$15,050	$24,693

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 18:        Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Additionally, the Company entered into forward contracts for the future delivery of mortgage loans to third-party investors and entered into IRLCs with potential borrowers to fund specific mortgage loans that will be sold into the secondary market. The forward contracts are entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

The Company entered into various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses, in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2022 and 2021.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Securities available-for-sale[1]	$68,963	$75,156	$(2,088)	$1,729

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amounts of the designated hedged items were $50.0 million at December 31, 2022 and 2021.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2022 and December 31, 2021, identified by the underlying interest rate-sensitive instruments.

December 31, 2022		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.8	$2,093	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2022	$50,000	1.8	$2,093	3 month LIBOR	2.33%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

December 31, 2021		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	$50,000	2.8	$(1,731)	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2021	$50,000	2.8	$(1,731)	3 month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the year ended December 31, 2022, amortization expense totaling $0.3 million was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 11.3 years as of December 31, 2022. During the years ended December 31, 2022 and 2021, amortization expense totaling $4.9 million and $5.2 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2022 and December 31, 2021.

December 31, 2022		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.1	$4,787	3 month LIBOR	2.88%
Interest rate swaps	60,000	0.6	735	1 month LIBOR	2.88%
Interest rate swaps	40,000	1.4	1,030	Fed Funds Effective	2.78%

December 31, 2021		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	5.1	$(8,560)	3 month LIBOR	2.88%
Interest rate swaps	100,000	2.0	(3,980)	1 month LIBOR	2.88%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. As of December 31, 2022, the Company received $7.7 million of cash collateral from counterparties as security for their obligations related to these swap transactions. As of December 31, 2021, the Company pledged cash collateral of $15.7 million to counterparties as security for its obligations related to these interest rate swap transactions. Cash collateral is pledged to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$2,093	$—	$—
Interest rate swaps associated with liabilities	210,000	6,552	—	—
Derivatives not designated as hedging instruments
IRLCs	14,862	133	62,789	718
Forward contracts	17,000	97	—	—
Total contracts	$291,862	$8,875	$62,789	$718
Liability Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$—	$—	$50,000	$(1,731)
Interest rate swaps associated with liabilities	—	—	210,000	(12,540)
Derivatives not designated as hedging instruments
Forward contracts	—	—	72,750	(30)
Total contracts	$—	$—	$332,750	$(14,301)

The fair values of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates and other factors from the date the Company entered into the IRLC and the balance sheet date. Refer to “Note 16 - Fair Value of Financial Instruments” for additional information.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2022, 2021, and 2020.

	Amount of Gain (loss) Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest rate swap agreements	$19,091	$11,138	$(10,248)

The following table summarizes the periodic changes in the fair value of the derivative financial instruments on the consolidated statements of income for the twelve months ended December 31, 2022, 2021, and 2020.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Amount of (Loss) / Gain Recognized in the Twelve Months Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$2,451
Forward contracts	127	610	—

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(585)	$(2,643)	$—
Forward contracts	—	—	(487)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2022, 2021, and 2020.

Line item in the consolidated statements of income
	December 31, 2022	December 31, 2021	December 31, 2020
Interest income
Loans	$—	$—	$(2,445)
Securities - taxable	—	(253)	(722)
Securities - non-taxable	(244)	(1,099)	(741)
Total interest income	(244)	(1,352)	(3,908)
Interest expense
Deposits	1,125	2,775	2,273
Other borrowed funds	1,110	3,028	2,374
Total interest expense	2,235	5,803	4,647
Net interest income	$(2,479)	$(7,155)	$(8,555)

Note 19:     Shareholders’ Equity

On October 20, 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. In October 2022, the Company’s Board of Directors increased the authorization to $35.0 million. The Company repurchased a total of 855,956 shares at an average price of $36.31 per share under the program through December 19, 2022.

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization replaced the Company’s previously announced stock repurchase program and is scheduled to expire on December 31, 2023. Under this program, the Company repurchased 46,497 shares of common stock during the fourth quarter 2022 at an average price of $24.42 per share. As of December 31, 2022, the Company had $23.9 million of remaining authority under the program.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 20:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2020	$(4,388)	$—	$(9,803)	$(14,191)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	6,551	—	(10,248)	(3,697)
Reclassification adjustment for gains realized	(139)	—	—	(139)
Other comprehensive income (loss) before tax	6,412	—	(10,248)	(3,836)
Income tax provision (benefit)	1,556	—	(2,387)	(831)
Other comprehensive income (loss) - net of tax	4,856	—	(7,861)	(3,005)
Balance, December 31, 2020	$468	$—	$(17,664)	$(17,196)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(4,087)	—	11,138	7,051
Other comprehensive (loss) income before tax	(4,087)	—	11,138	7,051
Income tax (benefit) provision	(1,064)	—	1,958	894
Other comprehensive (loss) income- net of tax	(3,023)	—	9,180	6,157
Balance, December 31, 2021	$(2,555)	$—	$(8,484)	$(11,039)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(42,336)	—	19,091	(23,245)
Reclassification of securities available-for-sale to held-to-maturity	—	(5,402)	—	(5,402)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	844	—	844
Other comprehensive (loss) income before tax	(42,336)	(4,558)	19,091	(27,803)
Income tax (benefit) provision	(9,060)	(1,039)	4,893	(5,206)
Other comprehensive (loss) income - net of tax	(33,276)	(3,519)	14,198	(22,597)
Balance, December 31, 2022	$(35,831)	$(3,519)	$5,714	$(33,636)

Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Condensed Balance Sheets

	Year Ended December 31,
	2022	2021
Assets
Cash and cash equivalents	$22,259	$52,857
Investment in common stock of subsidiaries	440,645	428,021
Premises and equipment, net	58	176
Accrued income and other assets	8,567	5,868
Total assets	$471,529	$486,922

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,468 in 2022 and $2,769 in 2021	$104,532	$104,231
Accrued expenses and other liabilities	2,023	2,353
Total liabilities	106,555	106,584

Shareholders’ equity	364,974	380,338
Total liabilities and shareholders’ equity	$471,529	$486,922

Condensed Statements of Income

	Year Ended December 31,
	2022	2021	2020
Income
Gain on sale of premises and equipment	$—	$2,523	$—
Other	285	75	—
Total income	285	2,598	—

Expenses
Interest on borrowings	$5,371	$5,892	$4,924
Salaries and employee benefits	1,147	1,037	904
Consulting and professional fees	1,814	2,178	1,678
Premises and equipment	201	548	295
Other	134	363	361
Total expenses	8,667	10,018	8,162

Loss before income tax and equity in undistributed net income of subsidiaries	(8,382)	(7,420)	(8,162)

Income tax benefit	(1,874)	(1,687)	(2,089)

Loss before equity in undistributed net income of subsidiaries	(6,508)	(5,733)	(6,073)

Equity in undistributed net income of subsidiaries	42,049	53,847	35,526

Net income	$35,541	$48,114	$29,453

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
Net income	$35,541	$48,114	$29,453
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(42,336)	(4,087)	6,551
Reclassification adjustment for gains realized	—	—	(139)
Income tax (benefit) provision	(9,060)	(1,064)	1,556
Net effect on other comprehensive loss	(33,276)	(3,023)	4,856

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	(5,402)	—	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	844	—	—
Income tax benefit	(1,039)	—	—
Net effect on other comprehensive loss	(3,519)	—	—

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income before income tax	19,091	11,138	(10,248)
Income tax provision (benefit)	4,893	1,958	(2,387)
Net effect on other comprehensive income (loss)	14,198	9,180	(7,861)

Total other comprehensive (loss) income	(22,597)	6,157	(3,005)
Comprehensive income	$12,944	$54,271	$26,448

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$35,541	$48,114	$29,453
Adjustments to reconcile net income to net cash provided by operating activities:
Dividend received from Bank	8,000	—	—
Equity in undistributed net income of subsidiaries	(42,049)	(53,847)	(35,526)
Depreciation and amortization	329	1,081	711
Share-based compensation expense	795	835	518
Gain on sale of premises and equipment	—	(2,523)	—
Net change in other assets	350	(31)	(502)
Net change in other liabilities	(490)	775	311
Net cash provided by (used in) operating activities	2,476	(5,596)	(5,035)

Investing activities
Net proceeds from sale of premises and equipment	—	8,116	—
Other investing activities	(2,727)	(3,561)	—
Net cash (used in) provided by investing activities	(2,727)	4,555	—

Financing activities
Cash dividends paid	(2,317)	(2,415)	(2,349)
Net proceeds from issuance of subordinated debt	—	58,658	9,765
Repayment of subordinated debt	—	(35,000)	—
Repayment of Bank loan	—	(3,000)	—
Repurchase of common stock	(27,780)	(4,436)	—
Other, net	(250)	(441)	(152)
Net cash provided by financing activities	(30,347)	13,366	7,264

Net (decrease) increase in cash and cash equivalents	(30,598)	12,325	2,229

Cash and cash equivalents at beginning of year	52,857	40,532	38,303

Cash and cash equivalents at end of year	$22,259	$52,857	$40,532

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. FASB subsequently approved a delay in adoption for Smaller Reporting Companies, which postponed adoption until periods beginning after December 15, 2022.

The Company has a current expected credit losses (“CECL”) working group that has been meeting to discuss implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. The new allowance model estimates credit losses over the expected life of the portfolio and includes a qualitative framework to account for drivers of losses that the quantitative model does not capture. The CECL working group discussed results from parallel model runs for each portfolio segment, assumptions related to unfunded commitments and economic forecast factors. Model validation was completed by an independent third party in the fourth quarter 2022.

The ASU allows for several different methods of calculating the Allowance for Credit Losses (“ACL”) and based on its analysis of observable data, the Company determined the discounted cash flow method to be the most appropriate for all its loan segments, with the exception of its home improvement loan segment. The most appropriate method for this portfolio is the weighted-average remaining life method.

The Company expects to record a one-time cumulative effect adjustment to the ACL in retained earnings on the consolidated balance sheet as of the beginning of 2023, as is required in the guidance. The Company believes there will be an increase to the ACL between $2.5 million and $3.0 million. In addition, the Company expects the allowance for unfunded commitments to be in the range of $2.5 million and $3.0 million.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for calculating the ACL, including but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition, the Company will also use reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP, housing price index and national unemployment.

The actual impact from adopting this guidance may be subject to change based upon refinement and finalization of the model and associated assumptions, the implementation and testing of certain internal controls ensuring model effectiveness and management’s judgment.

The Company does not expect a material ACL on HTM securities or AFS debt securities.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (March 2020)

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from LIBOR on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. In December 2022, FASB extended the effective date for this ASU from December 31, 2022 to December 31, 2024. The Company is still evaluating the impact of reference rate reform and does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (March 2022)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The ASU requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. The Company adopted this guidance on January 1, 2023 and it did not have a material impact on the condensed consolidated financial statements.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)
Note 23: Subsequent Event

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit its consumer mortgage business during the first quarter of 2023. This includes its nationwide digital direct-to-consumer mortgage platform that originates residential loans for sale in the secondary market as well as its local traditional consumer mortgage and construction-to-permanent business. The Company’s commercial construction and land development business will not be affected by this decision and will remain an important part of the Company’s lending strategy.

This action is expected to reduce total annual noninterest expense by approximately $6.8 million and increase annualized pre-tax income by approximately $2.7 million, with 80% of the benefit realized in 2023 and 100% thereafter. The Company estimates that it will incur total pre-tax expense of approximately $3.3 million in the first and second quarters of 2023 associated with exiting this line of business.