Form 10-Q
period 2023-03-31
First Internet Bancorp
filed 2023-05-10
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
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

As of May 5, 2023, the registrant had 8,905,477 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “acquire”, “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “differentiate,” “diversify,” “driving,” “effort,” “emerging,” “estimate,” “expect,” “grow,” “increase,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “retain,” “should,” “succeed,” “will,” “win,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or First Internet Bank (the “Bank”) in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and credit losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from the Bank; results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$27,741	$17,426
Interest-bearing deposits	276,231	239,126
Total cash and cash equivalents	303,972	256,552
Securities available-for-sale, at fair value (amortized cost of $436,520 and $436,183 in 2023 and 2022, respectively)	395,833	390,384
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of $192,463 and $168,483 in 2023 and 2022, respectively)	210,761	189,168
Loans held-for-sale (includes $2,209 and $9,110 at fair value in 2023 and 2022, respectively)	18,144	21,511
Loans	3,607,242	3,499,401
Allowance for credit losses - loans	(36,879)	(31,737)
Net loans	3,570,363	3,467,664
Accrued interest receivable	22,322	21,069
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	40,105	39,859
Premises and equipment, net	74,248	72,711
Goodwill	4,687	4,687
Servicing asset, at fair value	7,312	6,255
Other real estate owned	106	—
Accrued income and other assets	45,116	44,894
Total assets	$4,721,319	$4,543,104
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$140,449	$175,315
Interest-bearing deposits	3,481,841	3,265,930
Total deposits	3,622,290	3,441,245
Advances from Federal Home Loan Bank	614,929	614,928
Subordinated debt, net of unamortized debt issuance costs of $2,392 and $2,468 in 2023 and 2022, respectively	104,608	104,532
Accrued interest payable	2,592	2,913
Accrued expenses and other liabilities	21,328	14,512
Total liabilities	4,365,747	4,178,130
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,943,477 and 9,065,883 shares issued and outstanding in 2023 and 2022, respectively	189,202	192,935
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	197,623	205,675
Accumulated other comprehensive loss	(31,253)	(33,636)
Total shareholders’ equity	355,572	364,974
Total liabilities and shareholders’ equity	$4,721,319	$4,543,104

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Operations – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Income
Loans	$43,843	$33,188
Securities – taxable	3,606	2,221
Securities – non-taxable	798	249
Other earning assets	3,786	376
Total interest income	52,033	36,034
Interest Expense
Deposits	27,270	6,097
Other borrowed funds	5,189	4,187
Total interest expense	32,459	10,284
Net Interest Income	19,574	25,750
Provision for Credit Losses [1]	9,415	791
Net Interest Income After Provision for Credit Losses	10,159	24,959
Noninterest Income
Service charges and fees	209	316
Loan servicing revenue	785	585
Loan servicing asset revaluation	(55)	(297)
Mortgage banking activities	76	1,873
Gain on sale of loans	4,061	3,845
Other	370	498
Total noninterest income	5,446	6,820
Noninterest Expense
Salaries and employee benefits	11,794	9,878
Marketing, advertising and promotion	844	756
Consulting and professional services	926	1,925
Data processing	659	449
Loan expenses	1,977	1,582
Premises and equipment	2,777	2,540
Deposit insurance premium	543	281
Other	1,434	1,369
Total noninterest expense	20,954	18,780
(Loss) Income Before Income Taxes	(5,349)	12,999
Income Tax (Benefit) Provision	(2,332)	1,790
Net (Loss) Income	$(3,017)	$11,209
(Loss) Income Per Share of Common Stock
Basic	$(0.33)	$1.14
Diluted	$(0.33)	$1.14
Weighted-Average Number of Common Shares Outstanding
Basic	9,024,072	9,790,122
Diluted	9,024,072	9,870,394
Dividends Declared Per Share	$0.06	$0.06
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Loss – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(3,017)	$11,209
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gain (losses) recorded within other comprehensive income (loss) before income tax	5,112	(17,881)
Income tax provision (benefit)	1,170	(4,077)
Net effect on other comprehensive income (loss)	3,942	(13,804)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	(5,402)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	158	119
Income tax provision (benefit)	46	(1,249)
Net effect on other comprehensive income (loss)	112	(4,034)

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	(2,170)	9,334
Income tax (benefit) provision	(499)	3,318
Net effect on other comprehensive (loss) income	(1,671)	6,016

Total other comprehensive income (loss)	2,383	(11,822)
Comprehensive loss	$(634)	$(613)

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2023 and 2022
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net loss	—	(3,017)	—	(3,017)
Other comprehensive income	—	—	2,383	2,383
Dividends declared ($0.06 per share)	—	(544)	—	(544)
Recognition of the fair value of share-based compensation	372	—	—	372
Repurchased shares of common stock (161,691)	(4,002)	—	—	(4,002)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, March 31, 2023	$189,202	$197,623	$(31,253)	$355,572

Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	11,209	—	11,209
Other comprehensive loss	—	—	(11,822)	(11,822)
Dividends declared ($0.06 per share)	—	(597)	—	(597)
Recognition of the fair value of share-based compensation	640	—	—	640
Repurchase of common stock (103,703)	(5,118)	—	—	(5,118)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, March 31, 2022	$214,473	$183,043	$(22,861)	$374,655
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(3,017)	$11,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,058	2,328
Increase in cash surrender value of bank-owned life insurance	(246)	(233)
Provision for credit losses [1]	9,415	791
Share-based compensation expense	372	640
Loans originated for sale	(91,789)	(184,067)
Proceeds from sale of loans	98,433	202,011
Gain on loans sold	(4,525)	(5,907)
Decrease in fair value of loans held-for-sale	136	489
Gain (loss) on derivatives	536	(2,565)
Loan servicing asset revaluation	55	297
Net change in accrued income and other assets	(2,444)	13,867
Net change in accrued expenses and other liabilities	(2,086)	(7,999)
Net cash provided by operating activities	5,898	30,861
Investing Activities
Net loan activity, excluding purchases	(25,111)	32,510
Proceeds from sale of other real estate owned	—	1,188
Maturities and calls of securities available-for-sale	9,448	29,008
Purchase of securities available-for-sale	(1,411)	(10,133)
Maturities and calls of securities held-to-maturity	5,129	765
Purchase of securities held-to-maturity	(26,572)	(8,320)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	431
Purchase of premises and equipment	(2,704)	(9,808)
Loans purchased	(90,029)	(40,059)
Net proceeds from sale of portfolio loans	—	14,466
Other investing activities	(1,315)	374
Net cash (used in) provided by investing activities	(132,565)	10,422
Financing Activities
Net increase in deposits	178,743	39,020
Cash dividends paid	(548)	(596)
Repurchase of common stock	(4,002)	(5,118)
Proceeds from advances from Federal Home Loan Bank	110,000	110,000
Repayment of advances from Federal Home Loan Bank	(110,000)	(110,000)
Other, net	(106)	—
Net cash provided by financing activities	174,087	33,306
Net Increase in Cash and Cash Equivalents	47,420	74,589
Cash and Cash Equivalents, Beginning of Period	256,552	442,960
Cash and Cash Equivalents, End of Period	$303,972	$517,549
Supplemental Disclosures
Cash paid during the period for interest	32,782	10,770
Cash paid during the period for taxes	285	50
Loans transferred to other real estate owned	106	—
Loans transferred to held-for-sale from portfolio	—	14,049
Cash dividends declared, paid in subsequent period	537	581
Securities purchased during the period, settled in subsequent period	8,344	—
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	—	96,220
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other period. The March 31, 2023 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for credit losses, income taxes, valuations and impairments of investment securities and goodwill, as well as fair value measurements of derivatives and loans held-for-sale are highly dependent upon management’s estimates, judgments, and assumptions, and changes in any of these could have a significant impact on the condensed consolidated financial statements.

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

Other than the adoption of new accounting standards, the Company has not changed its significant accounting and reporting policies from those disclosed in the Company’s Form 10-K for the year ended December 31, 2022.

Adoption of new accounting standards

ASU 2016 - 13

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments - Credit losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected credit loss (“CECL”) methodology. The CECL estimate is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees and other similar instruments. Additionally, ASC 326 resulted in changes to the accounting for available-for-sale and held-to-maturity debt securities.

The Company adopted ASC 326 for all financial assets measured at amortized cost, available for sale securities and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a net decrease to retained earnings of $4.5 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The net adjustment to allowance for credit losses (“ACL”) includes $2.3 million related to loans, $1.9 million related to off-balance sheet credit exposures and $0.3 million related to held-to-maturity debt securities.

ACL - Available-For-Sale (“AFS”) Debt Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, such as interest rates or market conditions. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded. Changes in the ACL are recorded as a provision for, or recovery of, credit loss expense. Losses are charged against the allowance when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $2.0 million at March 31, 2023 and is excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $0.8 million at March 31, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was $0.3 million.

ACL - Loans

The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

Accrued interest receivable on loans totaled $17.7 million and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

ACL - Loans - Collectively Evaluated

The ACL is measured on a collective pool basis when similar risk characteristics exist. The Company has identified the following portfolio segments in the table below.

The Company utilized a discounted cash flow (“DCF”) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis was performed in order to identify loss drivers and create a regression model for use in forecasting cash flows.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation.

Key inputs into the DCF model include loan-level detail, including the amortized cost basis of individual loans, payment structure, loss history, and forecasted loss drivers. The Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed quarterly considering the scenarios in the context of the current economic environment and loss risk.

Expected credit losses are estimated over the contractual term of the loans and adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The Company utilizes the model-driven PD and a LGD derived from a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGDs during the forecast period, reversion period and long-term historical average. Prepayment and curtailment rates were calculated through third party analysis of the Company’s own data.

Qualitative factors for the DCF and weighted-average remaining maturity methodologies include the following:
•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices
•Changes in international, national, regional and local conditions
•Changes in the nature and volume of the portfolio and terms of loans
•Changes in the experience, depth and ability of lending management
•Changes in the volume and severity of past due loans and other similar conditions
•Changes in the quality of the organization’s loan review system
•Changes in the value of underlying collateral for collateral dependent loans
•The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses

ACL - Loans - Individually Evaluated

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. The Company has determined that any loans which have been placed on nonaccrual status will be individually evaluated. Individual analysis will establish a specific reserve for loans, if necessary. Specific reserves on nonaccrual loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as necessary.

ACL - Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance on off-balance sheet credit exposure is recorded as a liability and adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Funding rates are based on a historical analysis of the Company’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

Regulatory Capital

As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. Refer to “Item 2. Regulatory Capital Requirements” for details of the phase-in transition adjustments.

Modified Loans to Borrowers Experiencing Financial Difficulty

Concurrent with the adoption of ASU 2016-03, the Company adopted ASU 2022-02 “Financial Instruments-Credit Losses (ASC 326): Troubled Debt restructurings and Vintage Disclosures,” as amended. The update eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

Revision of Previously Issued Financial Statements

The Company has revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q due to immaterial clerical errors. The clerical errors caused certain amounts related to the transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities to be reclassified to different line items within the statement of cash flows for the period ended March 31, 2022. The reclassifications were between the purchases, maturities and amortization, and depreciation line items related to securities and had no impact on the ending cash balance, consolidated balance sheet or statement of operations. The Company evaluated the impact of the clerical errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the clerical errors were not material to the previously issued financial statements and disclosures included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Note 2:        (Loss) Earnings Per Share

(Loss) earnings per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted (loss) earnings per share computations for the three months ended March 31, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2023	2022
Basic (loss) earnings per share
Net (loss) income	$(3,017)	$11,209
Weighted-average common shares	9,024,072	9,790,122
Basic (loss) earnings per common share	$(0.33)	$1.14
Diluted (loss) earnings per share
Net (loss) income	$(3,017)	$11,209
Weighted-average common shares	9,024,072	9,790,122
Dilutive effect of equity compensation	—	80,272
Weighted-average common and incremental shares	9,024,072	9,870,394
Diluted (loss) earnings per common share [1]	$(0.33)	$1.14
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Since the Company was in a loss position for the three months ended March 31, 2023, basic net loss is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 661 for the three months ended March 31, 2022.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$38,675	$49	$(1,677)	$37,047
Municipal securities	69,243	602	(1,209)	68,636
Agency mortgage-backed securities - residential [1]	249,795	7	(33,050)	216,752
Agency mortgage-backed securities - commercial	16,739	—	(1,209)	15,530
Private label mortgage-backed securities - residential	11,445	—	(1,170)	10,275
Asset-backed securities	5,000	—	(2)	4,998
Corporate securities	45,623	2	(3,030)	42,595
Total available-for-sale	$436,520	$660	$(41,347)	$395,833

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,935	$10	$(801)	$13,144	$(3)	$13,932
Mortgage-backed securities - residential	146,809	11	(13,553)	133,267	—	146,809
Mortgage-backed securities - commercial	5,806	—	(1,103)	4,703	—	5,806
Corporate securities	44,547	—	(3,198)	41,349	(333)	44,214
Total held-to-maturity	$211,097	$21	$(18,655)	$192,463	$(336)	$210,761

1 Includes $0.5 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of March 31, 2023.

Accrued interest receivable on AFS and HTM securities at March 31, 2023 was $2.0 million and $0.8 million, respectively, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

Over 97% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

Additionally, the Company evaluated credit impairment for individual AFS securities that are in an unrealized loss position and determined that the unrealized losses are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets. As the Company does not intend to sell the AFS securities that are in an unrealized loss position and it is unlikely that it will be required to sell these securities before recovery of their amortized cost basis, the Company did not record an ACL on these securities.

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at March 31, 2023 and determined no additional ACL was necessary.

	December 31, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$35,606	$—	$(1,797)	$33,809
Municipal securities	68,958	458	(2,140)	67,276
Agency mortgage-backed securities - residential [1]	252,066	—	(36,974)	215,092
Agency mortgage-backed securities - commercial	17,142	—	(1,302)	15,840
Private label mortgage-backed securities - residential	11,777	—	(1,322)	10,455
Asset-backed securities	5,000	—	(40)	4,960
Corporate securities	45,634	35	(2,717)	42,952
Total available-for-sale	$436,183	$493	$(46,292)	$390,384

	December 31, 2022
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,946	$—	$(1,114)	$12,832
Agency mortgage-backed securities - residential	121,853	—	(15,112)	106,741
Agency mortgage-backed securities - commercial	5,818	—	(1,266)	4,552
Corporate securities	47,551	—	(3,193)	44,358
Total held-to-maturity	$189,168	$—	$(20,685)	$168,483

1 Includes $0.5 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2022.

The carrying value of securities at March 31, 2023 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$269	$263
One to five years	34,401	35,141
Five to ten years	45,784	43,291
After ten years	73,087	69,583
	153,541	148,278
Agency mortgage-backed securities - residential	249,795	216,752
Agency mortgage-backed securities - commercial	16,739	15,530
Private label mortgage-backed securities - residential	11,445	10,275
Asset-backed securities	5,000	4,998
Total	$436,520	$395,833

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$495	$484
One to five years	8,304	8,107
Five to ten years	44,208	40,910
After ten years	5,475	4,992
	58,482	54,493
Agency mortgage-backed securities - residential	146,809	133,267
Agency mortgage-backed securities - commercial	5,806	4,703
Total	$211,097	$192,463

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three months ended March 31, 2023 and March 31, 2022, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2023 and December 31, 2022 was $573.4 million and $527.4 million, which was approximately 97% and 94%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2023, the Company’s security portfolio consisted of 459 securities, of which 431 were in an unrealized loss position. As of December 31, 2022, the Company’s security portfolio consisted of 445 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be upon maturity. As of March 31, 2023, the unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

Agency Mortgage-Backed, Private Label Mortgage-Backed and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost basis over the terms of the securities. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be upon maturity. As of March 31, 2023, the unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$11,764	$(413)	$20,681	$(1,264)	$32,445	$(1,677)
Municipal securities	32,847	(155)	43,485	(1,054)	76,332	(1,209)
Agency mortgage-backed securities- residential	29,536	(3,708)	185,093	(29,342)	214,629	(33,050)
Agency mortgage-backed securities- commercial	—	—	15,530	(1,209)	15,530	(1,209)
Private label mortgage-backed securities - residential	127	(15)	10,148	(1,155)	10,275	(1,170)
Asset-backed securities	—	—	4,998	(2)	4,998	(2)
Corporate securities	25,769	(857)	14,828	(2,173)	40,597	(3,030)
Total	$100,043	$(5,148)	$294,763	$(36,199)	$394,806	$(41,347)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,668	$(1,008)	$4,141	$(789)	$33,809	$(1,797)
Municipal securities	39,557	(1,766)	4,778	(374)	44,335	(2,140)
Agency mortgage-backed securities - residential	170,026	(29,690)	45,066	(7,284)	215,092	(36,974)
Agency mortgage-backed securities - commercial	10,560	(926)	5,280	(376)	15,840	(1,302)
Private label mortgage-backed securities	2,445	(330)	8,010	(992)	10,455	(1,322)
Asset-backed securities	4,960	(40)	—	—	4,960	(40)
Corporate securities	21,568	(1,452)	13,239	(1,265)	34,807	(2,717)
Total	$278,784	$(35,212)	$80,514	$(11,080)	$359,298	$(46,292)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,160	$(661)	$4,258	$(453)	$12,418	$(1,114)
Agency mortgage-backed securities - residential	68,408	(8,848)	38,332	(6,264)	106,740	(15,112)
Agency mortgage-backed securities - commercial	4,552	(1,266)	—	—	4,552	(1,266)
Corporate securities	36,866	(2,685)	7,492	(508)	44,358	(3,193)
Total	$117,986	$(13,460)	$50,082	$(7,225)	$168,068	$(20,685)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of March 31, 2023.

	Held-to-Maturity
(in thousands)	State and Municipal	Other	Total
Aaa/AAA	$8,684	$—	$8,684
Aa1/AA+	1,271	—	1,271
Aa2/AA	1,540	—	1,540
A1/A+	1,794	—	1,794
A2/A	646	—	646
A3/A-	—	9,517	9,517
Baa1/BBB+	—	9,500	9,500
Baa2/BBB	—	11,000	11,000
Baa3/BBB-	—	14,530	14,530
Not Rated [1]	—	152,615	152,615
Total	$13,935	$197,162	$211,097

1 HTM agency mortgage-backed securities - commercial and residential are listed under Other securities as not rated.

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations during the three months ended March 31, 2023.

Note 4:        Loans

Loan balances as of March 31, 2023 and December 31, 2022 are summarized in the table below. Categories of loans include:

(in thousands)	March 31, 2023	December 31, 2022
Commercial loans
Commercial and industrial	$113,198	$126,108
Owner-occupied commercial real estate	59,643	61,836
Investor commercial real estate	142,174	93,121
Construction	158,147	181,966
Single tenant lease financing	952,533	939,240
Public finance	604,898	621,032
Healthcare finance	256,670	272,461
Small business lending	136,382	123,750
Franchise finance	382,161	299,835
Total commercial loans	2,805,806	2,719,349
Consumer loans
Residential mortgage	392,062	383,948
Home equity	26,160	24,712
Other consumer loans	338,133	324,598
Total consumer loans	756,355	733,258
Total commercial and consumer loans	3,562,161	3,452,607
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	45,081	46,794
Total loans	3,607,242	3,499,401
Allowance for credit losses	(36,879)	(31,737)
Net loans	$3,570,363	$3,467,664

1 Includes carrying value adjustments of $31.5 million and $32.5 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2023 and December 31, 2022, respectively.

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

Residential Mortgage: With respect to residential loans that are secured by 1-to-4 family residences and are generally owner occupied, the Bank typically establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.

Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-to-4 family residences. The properties securing the home equity portfolio segment are generally geographically diverse as the Bank offered these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.

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

Allowance for Credit Losses (“ACL”) Methodology

The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

The Company's methodologies incorporate a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average.

The ACL methodology may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected and/or captured in the historical loss data. These factors include: lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration, or other internal and external factors.

The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:

•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices
•Changes in international, national, regional and local conditions
•Changes in the nature and volume of the portfolio and terms of loans
•Changes in the experience, depth and ability of lending management
•Changes in the volume and severity of past due loans and other similar conditions
•Changes in the quality of the organization’s loan review system
•Changes in the value of underlying collateral for collateral dependent loans
•The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•The effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses

The ACL is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by Federal Financial Institutions Examination Council ("FFIEC") Call Report codes that align with its lines of business. Additional sub-segmentation may be utilized to identify groups of loans with unique risk characteristics relative to the rest of the portfolio.

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating. The allowance for credit loss is determined based on several methods, including estimating the fair value of the underlying collateral or the present value of expected cash flows.

The Company relies on a third-party platform that offers multiple methodologies to measure historical life-of-loan losses.

Modified Loans to Borrowers Experiencing Financial Difficulty

The Company may make modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and/or reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on modified loans to borrowers experiencing financial difficulty on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications.

Provision for Credit Losses

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

The following tables present changes in the balance of the ACL during the three months ended March 31, 2023.

(in thousands)	Three Months Ended March 31, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$6,810	$(6,965)	$1	$1,437
Owner-occupied commercial real estate	651	62	(1)	—	—	712
Investor commercial real estate	1,099	(191)	368	—	—	1,276
Construction	2,074	(435)	(88)	—	—	1,551
Single tenant lease financing	10,519	(346)	100	—	—	10,273
Public finance	1,753	(135)	(48)	—	—	1,570
Healthcare finance	2,997	1,034	(336)	—	—	3,695
Small business lending	2,168	334	(105)	(60)	3	2,340
Franchise finance	3,988	(313)	997	—	—	4,672
Residential mortgage	1,559	406	594	—	2	2,561
Home equity	69	133	51	—	1	254
Other consumer loans	3,149	2,533	1,031	(232)	57	6,538
Total	$31,737	$2,962	$9,373	$(7,257)	$64	$36,879

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the three months ended March 31, 2022.

(in thousands)	Three Months Ended March 31, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$88	$—	$—	$1,979
Owner-occupied commercial real estate	742	(116)	—	—	626
Investor commercial real estate	328	77	—	—	405
Construction	1,612	154	—	—	1,766
Single tenant lease financing	10,385	(1,645)	—	1,231	9,971
Public finance	1,776	7	—	—	1,783
Healthcare finance	5,940	(430)	—	—	5,510
Small business lending	1,387	111	(80)	17	1,435
Franchise finance	1,083	354	—	—	1,437
Residential mortgage	643	87	—	1	731
Home equity	64	(1)	—	2	65
Other consumer loans	1,990	263	(163)	99	2,189
Tax refund advance loans	—	1,842	(1,488)	—	354
Total	$27,841	$791	$(1,731)	$1,350	$28,251

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table details activity in the provision for credit losses on off-balance sheet commitments through March 31, 2023.

(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision for credit losses	Balance, March 31, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$39	$149
Owner-occupied commercial real estate	—	—	8	8
Investor commercial real estate	—	9	39	48
Construction	—	2,193	(39)	2,154
Healthcare finance	—	2	—	2
Total commercial loans	—	2,314	47	2,361
Consumer loans
Residential mortgage	—	127	(14)	113
Home equity	—	52	10	62
Other consumer	—	11	(1)	10
Total consumer loans	—	190	(5)	185
Total allowance for off-balance sheet commitments	$—	$2,504	$42	$2,546

The following table present the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,307	$9,801	$126,108	$1,660	$51	$1,711
Owner-occupied commercial real estate	60,266	1,570	61,836	651	—	651
Investor commercial real estate	93,121	—	93,121	1,099	—	1,099
Construction	181,966	—	181,966	2,074	—	2,074
Single tenant lease financing	939,240	—	939,240	10,519	—	10,519
Public finance	621,032	—	621,032	1,753	—	1,753
Healthcare finance	272,461	—	272,461	2,997	—	2,997
Small business lending[1]	113,699	10,051	123,750	1,465	703	2,168
Franchise finance	299,835	—	299,835	3,988	—	3,988
Residential mortgage	380,272	3,676	383,948	1,559	—	1,559
Home equity	24,683	29	24,712	69	—	69
Other consumer	324,581	17	324,598	3,149	—	3,149
Total	$3,427,463	$25,144	$3,452,607	$30,983	$754	$31,737

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

The Company does not risk grade its consumer loans. It classifies them as either performing or nonperforming. Below is a description of those classifications:

•“Performing” - Loans that are accruing and full collection of principal and interest is expected.

•“Nonperforming” - Loans that are 90 days delinquent or for which the full collection of principal and interest may be in doubt.

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$2,393	$33,609	$15,988	$2,648	$12,826	$12,471	$29,091	$—	$109,026
Special Mention	—	36	918	—	—	—	382	—	1,336
Substandard	—	—	2,836	—	—	—	—	—	2,836
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and industrial	2,393	33,645	19,742	2,648	12,826	12,471	29,473	—	113,198
Gross charge-offs	—	—	6,914	—	51	—	—	—	6,965
Owner-occupied commercial real estate
Pass	411	11,447	9,251	6,748	6,132	14,753	—	—	48,742
Special Mention	—	—	—	8,568	—	892	—	—	9,460
Substandard	—	—	—	—	—	1,441	—	—	1,441
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	411	11,447	9,251	15,316	6,132	17,086	—	—	59,643
Investor commercial real estate
Pass	4,878	40,758	23,893	10,049	48,544	6,169	—	—	134,291
Special Mention	—	—	—	—	—	7,883	—	—	7,883
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	4,878	40,758	23,893	10,049	48,544	14,052	—	—	142,174
Construction
Pass	785	80,984	34,384	38,905	—	640	973	—	156,671
Special Mention	—	—	1,476	—	—	—	—	—	1,476
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	785	80,984	35,860	38,905	—	640	973	—	158,147
Single tenant lease financing
Pass	25,137	230,780	98,253	71,375	147,335	376,515	—	—	949,395
Special Mention	—	—	—	—	—	3,138	—	—	3,138
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	25,137	230,780	98,253	71,375	147,335	379,653	—	—	952,533
Public finance
Pass	861	79,566	31,950	7,722	48,759	433,760	—	—	602,618
Special Mention	—	—	—	—	—	2,280	—	—	2,280
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	861	79,566	31,950	7,722	48,759	436,040	—	—	604,898

	March 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	11,609	143,651	72,756	27,327	—	—	255,343
Special Mention	—	—	—	—	1,327	—	—	—	1,327
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	11,609	143,651	74,083	27,327	—	—	256,670
Small business lending [1]
Pass	19,718	49,970	17,396	16,991	5,369	14,320	2,470	—	126,234
Special Mention	—	343	123	1,717	714	2,078	150	—	5,125
Substandard	—	780	716	1,445	800	1,185	97	—	5,023
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	19,718	51,093	18,235	20,153	6,883	17,583	2,717	—	136,382
Gross charge-offs	—	—	—	60	—	—	—	—	60
Franchise finance
Pass	78,796	237,658	65,129	—	—	—	—	—	381,583
Special Mention	—	—	578	—	—	—	—	—	578
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	78,796	237,658	65,707	—	—	—	—	—	382,161
Consumer loans
Residential mortgage
Payment performance
Performing	4,207	191,584	98,095	34,312	12,303	50,555	—	—	391,056
Nonperforming	—	235	—	76	—	695	—	—	1,006
Total residential mortgage	4,207	191,819	98,095	34,388	12,303	51,250	—	—	392,062
Home equity
Payment performance
Performing	2,463	10,080	3,903	3,518	780	3,709	1,707	—	26,160
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	2,463	10,080	3,903	3,518	780	3,709	1,707	—	26,160
Other consumer
Payment performance
Performing	29,138	120,846	49,726	31,542	32,736	73,230	774	—	337,992
Nonperforming	—	54	—	—	54	33	—	—	141
Total other consumer	29,138	120,900	49,726	31,542	32,790	73,263	774	—	338,133
Gross charge-offs	—	35	7	8	107	75	—	—	232
Total Loans	$168,787	$1,088,730	$466,224	$379,267	$390,435	$1,033,074	$35,644	$—	$3,562,161
Total gross charge-offs	$—	$35	$6,921	$68	$158	$75	$—	$—	$7,257
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2022.

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$114,934	1,373	$9,801	$126,108
Owner-occupied commercial real estate	50,721	9,546	1,569	61,836
Investor commercial real estate	93,121	—	—	93,121
Construction	180,768	1,198	—	181,966
Single tenant lease financing	936,207	3,033	—	939,240
Public finance	618,752	2,280	—	621,032
Healthcare finance	271,085	1,376	—	272,461
Small business lending [1]	107,885	5,814	$10,051	123,750
Franchise finance	299,241	594	$—	299,835
Wealth advisory lending	—	—	—	—
Total loans	$2,672,714	$25,214	$21,421	$2,719,349
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$382,900	$1,048	$383,948
Home equity	24,712	—	24,712
Other consumer	324,581	17	324,598
Total consumer loans	$732,193	$1,065	$733,258

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2023 and December 31, 2022.

	March 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$113,198	$113,198
Owner-occupied commercial real estate	—	—	—	—	59,643	59,643
Investor commercial real estate	—	—	—	—	142,174	142,174
Construction	—	—	—	—	158,147	158,147
Single tenant lease financing	—	—	—	—	952,533	952,533
Public finance	—	—	—	—	604,898	604,898
Healthcare finance	—	—	—	—	256,670	256,670
Small business lending[1]	55	1,426	2,354	3,835	132,547	136,382
Franchise finance	—	—	—	—	382,161	382,161
Residential mortgage	301	234	235	770	391,292	392,062
Home equity	—	—	—	—	26,160	26,160
Other consumer	78	38	35	151	337,982	338,133
Total	$434	$1,698	$2,624	$4,756	$3,557,405	$3,562,161
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$81	$—	$51	$132	$125,976	$126,108
Owner-occupied commercial real estate	—	—	—	—	61,836	61,836
Investor commercial real estate	—	—	—	—	93,121	93,121
Construction	—	1,198	—	1,198	180,768	181,966
Single tenant lease financing	—	—	—	—	939,240	939,240
Public finance	—	—	—	—	621,032	621,032
Healthcare finance	—	—	—	—	272,461	272,461
Small business lending[1]	57	—	3,485	3,542	120,208	123,750
Franchise Finance	313	—	—	313	299,522	299,835
Residential mortgage	—	283	185	468	383,480	383,948
Home equity	—	—	—	—	24,712	24,712
Other consumer	91	10	—	101	324,497	324,598
Total	$542	$1,491	$3,721	$5,754	$3,446,853	$3,452,607
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of six consecutive months of performance.

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	March 31, 2023			December 31, 2022
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$2,836	$2,836	$—	$51	$—	$—
Owner-occupied commercial real estate	1,441	1,441	—	1,570	1,570	—
Small business lending[1]	3,797	2,354	—	4,764	2,766	—
Residential mortgage	1,006	1,006	—	1,048	1,048	79
Other consumer	141	141	—	17	17	—
Total loans	$9,221	$7,778	$—	$7,450	$5,401	$—
1 Balance is partially guaranteed by the U.S. government.

There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2023 and $25 thousand in interest income recognized on nonaccrual loans for the three months ended March 31, 2022.

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2023,

	March 31, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$2,836	$2,836	$—
Owner-occupied commercial real estate	—	—	1,441	1,441	—
Small business lending[1]	2,147	395	877	3,419	603
Residential mortgage	—	1,006	—	1,006	—
Other consumer loans	—	—	141	141	—
Total loans	$2,147	$1,401	$5,295	$8,843	$603
1 Balance is partially guaranteed by the U.S. government.

The following table presents the Company’s impaired loans as of December 31, 2022.

	December 31, 2022
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,750	$9,750	$—
Owner-occupied commercial real estate	1,570	1,779	—
Small business lending	8,184	8,705	—
Residential mortgage	3,676	3,835	—
Home equity	29	29	—
Other consumer loans	17	36	—
Total	23,226	24,134	—
Loans with a specific valuation allowance
Commercial and industrial	51	51	51
Small business lending [1]	1,867	1,867	703
Total	1,918	1,918	754
Total impaired loans	$25,144	$26,052	$754

1 Balance is partially guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three months ended March 31, 2022.

	Three Months Ended
	March 31, 2022
(in thousands)	Average Balance	Interest Income
Loans without a specific valuation allowance
Owner-occupied commercial real estate	3,307	—
Small business lending	830	—
Residential mortgage	3,273	8
Home equity	14	—
Other consumer loans	10	—
Total	7,434	8
Loans with a specific valuation allowance
Commercial and industrial	627	—
Single tenant lease financing	1,094	—
Healthcare finance	918	17
Small business lending [1]	1,333	—
Total	3,972	17
Total impaired loans	$11,406	$25

1 Balance is partially guaranteed by the U.S. government.

The Company had $0.1 million in other real estate owned (“OREO”) as of March 31, 2023, which consisted of one residential mortgage property. The Company did not have any OREO as of December 31, 2022. There were two loans totaling $0.4 million and one loan totaling $0.1 million in the process of foreclosure at March 31, 2023 and December 31, 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective loan pool and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the ACL.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

There was one portfolio residential mortgage loan classified as a new TDR during the three months ended March 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Land	$5,598	$5,598
Construction in process	177	714
Right of use leased asset	160	206
Building and improvements	60,199	57,505
Furniture and equipment	19,995	19,585
Less: accumulated depreciation	(11,881)	(10,897)
Total	$74,248	$72,711

Note 6:        Goodwill

As of March 31, 2023 and December 31, 2022, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2023 or March 31, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2022. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 2023 and 2022 are shown in the table below.

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Balance, beginning of period	$6,255	$4,702
Additions:
Originated and purchased servicing	1,112	844
Subtractions
Paydowns:	(339)	(256)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	284	(41)
Loan servicing asset revaluation	$(55)	$(297)
Balance, end of period	$7,312	$5,249

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2023 and December 31, 2022 are shown in the table below.

(in thousands)	March 31, 2023	December 31, 2022
Loan portfolios serviced for:
SBA guaranteed loans	$356,808	$318,194
Total	$356,808	$318,194

Loan servicing revenue totaled $0.8 million and $0.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.1 million and $0.3 million downward valuation for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially bears a fixed interest rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to the then-current benchmark rate (initially the then current three-month term SOFR plus 5.795%). The 2030 Note is scheduled to mature on November 1, 2030. The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem a subordinated term note that had been entered into in October 2015.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem subordinated notes issued by the Company in 2016. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of our obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(981)	$37,000	$(1,020)
2030 Notes	10,000	(178)	10,000	(184)
2031 Notes	60,000	(1,233)	60,000	(1,264)
Total	$107,000	$(2,392)	$107,000	$(2,468)

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

2022 Equity Incentive Plan

The First Internet Bancorp 2022 Equity Incentive Plan (the “2022 Plan”) was approved by our Board of Directors and ratified by our shareholders on May 16, 2022. The 2022 Plan permits awards of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, stock unit awards, performance awards and other stock-based awards. All employees, consultants, and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2022 Plan. The 2022 Plan initially authorized the issuance of 400,000 new shares of the Company’s common stock plus all shares of common stock that remained available for future grants under the First Internet Bancorp 2013 Equity Incentive Plan (the “2013 Plan”).

Award Activity Under 2022 Plan

The Company recorded less than $0.1 million of share-based compensation expense for the three months ended March 31, 2023, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the three months ended March 31, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	—	$—	3,558	$36.84	—	$—
Granted	71,660	24.75	—	—	—	—
Unvested at March 31, 2023	71,660	$24.75	3,558	$36.84	—	$—

At March 31, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $1.7 million with a weighted-average expense recognition period of 2.8 years.

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

Award Activity Under 2013 Plan

The Company recorded $0.4 million of share-based compensation expense for the three months ended March 31, 2023, related to stock-based awards under the 2013 Plan. The Company recorded $0.6 million of share-based compensation expense for the three months ended March 31, 2022, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the three months ended March 31, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	101,734	$35.93	—	$—	—	$—
Granted	—	—	—	—	—	—
Cancelled/Forfeited	(278)	27.56	—	—	—	—
Vested	(35,808)	31.87	—	—	—	—
Unvested at March 31, 2023	65,648	$38.18	—	$—	—	$—

At March 31, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $1.2 million with a weighted-average expense recognition period of 1.6 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2023.

Deferred Stock Rights
Outstanding, beginning of period	40,414
Granted	100
Outstanding, end of period	40,514

All deferred stock rights granted during the 2023 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2023 and December 31, 2022, the Company had outstanding loan commitments totaling approximately $501.7 million and $485.4 million, respectively.

Capital Commitments

Capital expenditures were made in connection with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company entered into construction-related contracts. As of March 31, 2023, the project was completed at a total cost of $67.2 million. There are no remaining capital commitments left at March 31, 2023.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2023 or December 31, 2022.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022.

		March 31, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$37,047	$—	$37,047	$—
Municipal securities	68,636	—	68,636	—
Agency mortgage-backed securities - residential	216,752	—	216,752	—
Agency mortgage-backed securities - commercial	15,530	—	15,530	—
Private label mortgage-backed securities - residential	10,275	—	10,275	—
Asset-backed securities	4,998	—	4,998	—
Corporate securities	42,595	—	42,595	—
Total available-for-sale securities	$395,833	$—	$395,833	$—
Loans held-for-sale (mandatory pricing agreements)	2,209	—	2,209	—
Servicing asset	7,312	—	—	7,312
Interest rate swap assets	6,089	—	6,089	—
Forward contracts	(22)	(22)	—	—
IRLCs	—	—	—	—

		December 31, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$33,809	$—	$33,809	$—
Municipal securities	67,276	—	67,276	—
Agency mortgage-backed securities - residential	215,092	—	215,092	—
Agency mortgage-backed securities - commercial	15,840	—	15,840	—
Private label mortgage-backed securities - residential	10,455	—	10,455	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	42,952	—	42,952	—
Total available-for-sale securities	$390,384	$—	$390,384	$—
Loans held-for-sale (mandatory pricing agreements)	9,110	—	9,110	—
Servicing asset	6,255	—	—	6,255
Interest rate swap agreements	8,645	—	8,645	—
Forward contracts	97	97	—	—
IRLCs	133	—	—	133

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2023 and 2022.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated and purchased servicing	1,112	—
Subtractions:
Paydowns	(339)	—
Change in fair value	284	(133)
Balance, March 31, 2023	$7,312	$—

Balance as of January 1, 2022	$4,702	$718
Total realized gains
Additions:
Originated and purchased servicing	844	—
Subtractions:
Paydowns	(256)	—
Change in fair value	(41)	(806)
Balance, March 31, 2022	$5,249	$(88)

The following describes the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

Collateral Dependent Loans

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2023 and December 31, 2022.

		March 31, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,676	$—	$—	$3,676

		December 31, 2022
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,164	$—	$—	$1,164
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$3,676	Fair value of collateral	Discount for type of property and current market conditions	4% - 25%	12%
Servicing asset	7,312	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.5% 14%

(dollars in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,164	Fair value of collateral	Discount for type of property and current market conditions	0% - 25%	20%
IRLCs	133	Discounted cash flow	Loan closing rates	31% - 100%	89%
Servicing asset	6,255	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	14.6% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2023 or December 31, 2022.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2023 and December 31, 2022.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

	March 31, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$303,972	$303,972	$303,972	$—	$—
Securities held-to-maturity, net	210,761	192,463	—	192,463	—
Loans held-for-sale (best efforts pricing agreements)	15,935	15,935	—	15,935	—
Net loans	3,570,363	3,378,228	—	—	3,378,228
Accrued interest receivable	22,322	22,322	22,322	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,622,290	3,589,180	1,778,865	—	1,810,315
Advances from Federal Home Loan Bank	614,929	601,563	—	601,563	—
Subordinated debt	104,608	101,550	31,450	70,100	—
Accrued interest payable	2,592	2,592	2,592	—	—

	December 31, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$256,552	$256,552	$256,552	$—	$—
Securities held-to-maturity	189,168	168,483	—	168,483	—
Loans held-for-sale (best efforts pricing agreements)	12,401	12,401	—	12,401	—
Net loans	3,467,664	3,225,845	—	—	3,225,845
Accrued interest receivable	21,069	21,069	21,069	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,441,245	3,415,390	1,974,344	—	1,441,046
Advances from Federal Home Loan Bank	614,928	596,455	—	596,455	—
Subordinated debt	104,532	102,669	32,560	70,109	—
Accrued interest payable	2,913	2,913	2,913	—	—

Note 12:        Mortgage Banking Activities

The Bank’s residential real estate lending business originated mortgage loans for customers and typically sold a majority of the originated loans into the secondary market. For most of the mortgages sold in the secondary market, the Bank hedged its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that would be sold into the secondary market. To facilitate the hedging of the loans, the Bank elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements. Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income. Refer to Note 13 for further information on derivative financial instruments.

During the three months ended March 31, 2023 and 2022, the Company originated mortgage loans held-for-sale of $36.3 million and $152.4 million, respectively, and sold $43.5 million and $162.4 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Gain on loans sold	$464	$2,062
Loss resulting from the change in fair value of loans held-for-sale	(136)	(489)
(Loss) gain resulting from the change in fair value of derivatives	(252)	300
Net revenue from mortgage banking activities	$76	$1,873

Fluctuations in interest rates and changes in IRLC and loan volume within the mortgage banking pipeline may cause volatility in the fair value of loans held-for-sale and the fair value of derivatives used to hedge the mortgage banking pipeline.

Note 13:        Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Additionally, the Company entered into forward contracts for the future delivery of mortgage loans to third-party investors and entered into IRLCs with potential borrowers to fund specific mortgage loans that were sold into the secondary market. The forward contracts were entered into in order to economically hedge the effect of changes in interest rates resulting from the Company’s commitment to fund the loans.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2023 and December 31, 2022.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Securities available-for-sale [1]	$69,243	$68,963	$(1,707)	$(2,088)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both March 31, 2023 and December 31, 2022.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) March 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.6	$1,707	3-month LIBOR	2.33%
Total at March 31, 2023	$50,000	1.6	$1,707	3-month LIBOR	2.33%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.8	$2,093	3-month LIBOR	2.33%
Total swap portfolio at December 31, 2022	$50,000	1.8	$2,093	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. Amortization expense totaling less than $0.1 million was recognized as a reduction to interest income on securities for the three months ended March 31, 2023 and 2022, respectively.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 11.1 years as of March 31, 2023. Amortization expense totaling $1.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2023 and December 31, 2022.

(dollars in thousands) March 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.8	$3,126	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.4	473	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.2	783	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.1	$4,787	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.6	735	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.4	1,030	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $6.6 million and $7.7 million of cash collateral from counterparties as security for their obligations related to these swap transactions at March 31, 2023 and December 31, 2022. The Company had no pledged cash collateral as of March 31, 2023 and December 31, 2022 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$1,707	$50,000	$2,093
Interest rate swaps associated with liabilities	210,000	4,382	210,000	6,552
Derivatives not designated as hedging instruments
IRLCs	—	—	14,862	133
Forward contracts	—	—	17,000	97
Total contracts	$260,000	$6,089	$291,862	$8,875
Liability Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$1,750	$(22)	$—	$—
Total contracts	$1,750	$(22)	$—	$—

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2023 and 2022.

	Amount of Gain /(Loss) Recognized in Other Comprehensive Income (Loss) in The Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Interest rate swap agreements	$(2,170)	$9,334

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—
Forward contracts	—	1,102

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(133)	$(802)
Forward contracts	(119)	—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended
	March 31, 2023	March 31, 2022
Interest income
Securities - taxable	$—	$—
Securities - non-taxable	294	(260)
Total interest income	294	(260)
Interest expense
Deposits	(418)	670
Other borrowed funds	(522)	696
Total interest expense	(940)	1,366
Net interest income	$1,234	$(1,626)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended March 31, 2023 and 2022, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	5,112	—	(2,170)	2,942
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	158	—	158
Other comprehensive gain (loss) before tax	5,112	158	(2,170)	3,100
Income tax provision (benefit)	1,170	46	(499)	717
Other comprehensive income (loss) - net of tax	3,942	112	(1,671)	2,383
Balance, March 31, 2023	$(31,889)	$(3,407)	$4,043	$(31,253)

Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(17,881)	(5,402)	9,334	(13,949)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	119	—	119
Other comprehensive (loss) gain before tax	(17,881)	(5,283)	9,334	(13,830)
Income tax (benefit) provision	(4,077)	(1,249)	3,318	(2,008)
Other comprehensive (loss) income - net of tax	(13,804)	(4,034)	6,016	(11,822)
Balance, March 31, 2022	$(16,359)	$(4,034)	$(2,468)	$(22,861)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Operations
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(158)	(119)	Interest income
Total amount reclassified before tax	(158)	(119)	(Loss) income before income taxes
Tax benefit	(46)	(27)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(112)	$(92)	Net (loss) income

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

The Company formed a current expected credit losses (“CECL”) working group that discussed implementation matters related to the completeness and accuracy of historical data, model development and corporate governance documentation. The new allowance model estimates credit losses over the expected life of the portfolio and includes a qualitative framework to account for drivers of losses that the quantitative model does not capture. The CECL working group discussed results from parallel model runs for each portfolio segment, assumptions related to unfunded commitments and economic forecast factors. Model validation was completed by an independent third party in the fourth quarter 2022.

The ASU allows for several different methods of calculating the Allowance for Credit Losses (“ACL”) and based on its analysis of observable data, the Company determined the discounted cash flow method to be the most appropriate for all its loan segments.

The Company adopted this guidance on January 1, 2023 and recorded a $3.0 million pre-tax one-time cumulative effect adjustment to the ACL in retained earnings on the consolidated balance sheet as of the beginning of 2023, as is required in the guidance. In addition, the Company recorded a one-time $2.5 million pre-tax cumulative effect adjustment to the allowance for unfunded commitments in retained earnings on the consolidated balance sheet.

The qualitative impact of the new accounting standard is directed by many of the same factors that impacted the previous methodology for calculating the ACL, including but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types or industries and changes to lending policies. In addition, the Company also uses reasonable and supportable forecasts. Examples of this are regression analyses of data from the Federal Open Market Committee quarterly economic projections for change in real GDP, housing price index and national unemployment.

The following table presents the impact of the adoption of ASC 326 as of January 1, 2023:

	January 1, 2023
(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Commercial loans
Commercial and industrial	$1,711	$(120)	$1,591
Owner-occupied commercial real estate	651	62	713
Investor commercial real estate	1,099	(191)	908
Construction	2,074	(435)	1,639
Single tenant lease financing	10,519	(346)	10,173
Public finance	1,753	(135)	1,618
Healthcare finance	2,997	1,034	4,031
Small business lending	2,168	334	2,502
Franchise finance	3,988	(313)	3,675
Total commercial loans	26,960	(110)	26,850
Consumer loans
Residential mortgage	1,559	406	1,965
Home equity	69	133	202
Other consumer	3,149	2,533	5,682
Total consumer loans	4,777	3,072	7,849
Total allowance for credit losses	$31,737	$2,962	$34,699

Liabilities:
Liability for off-balance sheet credit exposures	$—	$2,504	$2,504

The Company also performed an assessment to determine if an allowance for credit loss was needed for available-for-sale and held-to-maturity securities. The Company analyzed available-for-sale securities investment securities that were in an unrealized loss position as of January 1, 2023 and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities. The Company analyzed held-to-maturity securities and recorded a $0.3 million one-time cumulative adjustment to the allowance in retained earnings.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on     Financial Reporting (March 2020) and ASU 2022-06 - Deferral of sunset Date of Topic 848

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from the LIBOR on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. The guidance is effective March 12, 2020 through December 31, 2024. The Company believes the adoption of this guidance will not have a material impact on the condensed consolidated financial statements.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (March 2022)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the separate recognition and measurement guidance for Troubled Debt Restructurings ("TDRs") by creditors. The elimination of the TDR guidance may be adopted prospectively for loan modifications after adoption or on a modified retrospective basis, which would also apply to loans previously modified, resulting in a cumulative effect adjustment to retained earnings in the period of adoption for changes in the allowance for credit losses. The ASU requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. This guidance is effective on January 1, 2023, with early adoption permitted. Using a prospective approach, the Company adopted this guidance on January 1, 2023 and it did not have a material impact on the condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

    The Bank has three wholly-owned subsidiaries: First Internet Public Finance Corp., an Indiana corporation that provides a range of public and municipal finance lending and leasing products to governmental entities throughout the United States and acquires securities issued by state and local governments and other municipalities; JKH Realty Services, LLC, a Delaware limited liability company that manages other real estate owned properties as needed; and SPF15, Inc., an Indiana corporation that owns real estate used primarily for the Bank’s principal office.

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $155.4 million in SBA 7(a) loans during 2022 and ranking in the top 30 SBA 7(a) lenders for the SBA’s 2022 fiscal year. During the three months ended March 31, 2023, we closed more than $73.5 million in SBA 7(a) loans, ranking in the top 10 SBA 7(a) lenders for 2023. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

We also offer payment, deposit, card and lending products and services through fintech partnerships, which we plan to grow in future periods. With the rapid evolution of technology that enables consumers and small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain consumer and small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire lower-cost deposits and pursue additional asset generation capabilities.

As of March 31, 2023, the Company had consolidated assets of $4.7 billion, consolidated deposits of $3.6 billion and stockholders’ equity of $355.6 million.

Results of Operations

During the first quarter 2023, there was a net loss of $3.0 million, or $0.33 diluted loss per share, compared to first quarter 2022 net income of $11.2 million, or $1.14 per diluted share, representing a decrease in net income of $14.2 million, or 126.9%, and a decrease in diluted earnings per share of $1.47, or 129.0%.

The $14.2 million decrease in net income for the first quarter 2023 compared to the first quarter 2022 was due primarily to an increase of $8.6 million, or 1,090.3%, in provision for credit losses, a decrease of $6.2 million, or 24.0%, in net interest income, an increase of $2.2 million, or 11.6%, in noninterest expense and a decrease of $1.4 million, or 20.1%, in noninterest income, partially offset by a decrease of $4.1 million, or 230.3%, in income tax expense.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the first quarter 2023, which primarily drove the increase in noninterest expense compared to the first quarter 2022.

The Company also recognized $0.1 million of mortgage banking revenue during the first quarter 2023, down from $1.8 million in the first quarter 2022, as it immediately began winding down its existing pipeline following the decision to exit the business.

Additionally during the first quarter 2023, the Company recognized a partial charge-off of $6.9 million related to a commercial and industrial participation loan with a balance of $9.8 million, prior to the partial charge-off, that was moved to nonaccrual status late in the quarter. This action contributed to the increase in the provision for credit losses as compared to first quarter 2022. The Company expects that it will receive payment for the remaining balance of the participation loan during May 2023.

During the first quarter 2023, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were (0.26%), (3.37%), and (3.41%), respectively, compared to 1.08%, 11.94%, and 12.09%, respectively, for the first quarter 2022.

Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the first quarter 2023 was $4.8 million and adjusted diluted earnings per share was $0.53. Additionally, for the first quarter 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.43%, 5.36% and 5.44%, respectively.

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

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,583,242	$43,843	4.96%	$3,391,379	$40,354	4.72%	$2,976,037	$33,188	4.52%
Securities - taxable	511,923	3,606	2.86%	508,725	3,222	2.51%	567,776	2,221	1.59%
Securities - non-taxable	73,347	798	4.41%	69,883	699	3.97%	80,952	249	1.25%
Other earning assets	331,294	3,786	4.63%	149,910	1,394	3.69%	455,960	376	0.33%
Total interest-earning assets	4,499,782	52,033	4.69%	4,119,897	45,669	4.40%	4,080,725	36,034	3.58%

Allowance for credit losses - loans	(35,075)			(30,543)			(27,974)
Noninterest-earning assets	182,449			173,892			162,167
Total assets	$4,647,156			$4,263,246			$4,214,918

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$333,642	$900	1.09%	$326,102	$628	0.76%	$318,281	$412	0.52%
Savings accounts	38,482	82	0.86%	47,799	104	0.86%	60,616	53	0.35%
Money market accounts	1,377,600	12,300	3.62%	1,441,583	10,508	2.89%	1,454,436	1,503	0.42%
BaaS - brokered deposits	14,741	138	3.80%	4,563	13	1.13%	12,111	6	0.20%
Certificates and brokered deposits	1,647,504	13,850	3.41%	1,220,975	7,554	2.45%	1,225,976	4,123	1.36%
Total interest-bearing deposits	3,411,969	27,270	3.24%	3,041,022	18,807	2.45%	3,071,420	6,097	0.81%
Other borrowed funds	719,499	5,189	2.92%	712,465	5,193	2.89%	619,191	4,187	2.74%
Total interest-bearing liabilities	4,131,468	32,459	3.19%	3,753,487	24,000	2.54%	3,690,611	10,284	1.13%
Noninterest-bearing deposits	134,988			135,702			112,248
Other noninterest-bearing liabilities	17,427			9,400			31,292
Total liabilities	4,283,883			3,898,589			3,834,151

Shareholders’ equity	363,273			364,657			380,767
Total liabilities and shareholders’ equity	$4,647,156			$4,263,246			$4,214,918

Net interest income		$19,574			$21,669			$25,750

Interest rate spread [1]			1.50%			1.86%			2.45%
Net interest margin [2]			1.76%			2.09%			2.56%
Net interest margin - FTE [3]			1.89%			2.22%			2.69%

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

	Three Months Ended March 31, 2023 vs. December 31, 2022 Due to Changes in			Three Months Ended March 31, 2023 vs. March 31, 2022 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,837	$1,652	$3,489	$7,213	$3,442	$10,655
Securities – taxable	17	367	384	(1,429)	2,814	1,385
Securities – non-taxable	31	68	99	(164)	713	549
Other earning assets	1,976	416	2,392	(735)	4,145	3,410
Total	3,861	2,503	6,364	4,885	11,114	15,999

Interest expense
Interest-bearing deposits	2,323	6,140	8,463	755	20,418	21,173
Other borrowed funds	(2)	(2)	(4)	713	289	1,002
Total	2,321	6,138	8,459	1,468	20,707	22,175

Increase (decrease) in net interest income	$1,540	$(3,635)	$(2,095)	$3,417	$(9,593)	$(6,176)

Net interest income for the first quarter 2023 was $19.6 million, a decrease of $6.2 million, or 24.0%, compared to $25.8 million for the first quarter 2022. The decrease in net interest income was the result of a $22.2 million, or 215.6%, increase in total interest expense to $32.5 million for the first quarter 2023 from $10.3 million for the first quarter 2022, partially offset by a $16.0 million, or 44.4%, increase in total interest income to $52.0 million for the first quarter 2023 from $36.0 million for the first quarter 2022.

The increase in total interest income for the first quarter 2023 compared to first quarter 2022 was due primarily to a $10.7 million, or 32.1%, increase in interest earned on loans, $3.4 million, or 906.9%, increase in income from other earning assets and a $1.9 million, or 78.3%, increase in interest earned on securities. The increase in income from loans was due primarily to a 44 bp increase in the yield earned on loans, as well as an increase of $607.2 million, or 20.4%, in the average balance of loans compared to the first quarter 2022. The yield earned on other earning assets increased 430 bps, partially offset by a decrease in the average balance of other earning assets of $124.7 million, or 27.3%. The decrease in the average balance of other earning assets was due primarily to lower cash balances. The average balance of securities decreased $63.5 million, or 9.8%, while the yield earned on the securities portfolio increased 151 bps for the first quarter 2023 compared to the first quarter 2022. The increase in the yields earned on loans, other earning assets and securities was due to the rise in interest rates throughout 2022 that continued during the first quarter 2023. The yield on funded portfolio originations was 7.76% in the first quarter 2023, an increase of 292 bps compared to the first quarter 2022.

The increase in total interest expense for the first quarter 2023 compared to the first quarter 2022 was due primarily to increases of $10.8 million, or 718.4%, in interest expense associated with money market accounts, $9.7 million, or 235.9%, in interest expense associated with certificates and brokered deposits and $0.5 million, or 118.5%, in interest expense associated with interest-bearing demand deposits. Additionally, the Company had a full quarter of Banking-as-a-Service (“BaaS”) deposits in 2023, which increased interest expense by $0.1 million. The increase in interest expense related to money market accounts was driven primarily by an increase of 320 bps in the cost of these deposits, partially offset by a decrease in the average balance of these deposits of $76.8 million, or 5.3%. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 205 bps in the cost of these deposits, as well as an increase of $421.5 million, or 34.4%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong certificates of deposit production in the first quarter 2023, as the Company took advantage of consumer and small business demand and pulled forward budgeted growth to build liquidity at rates beneficial to projected Federal Funds rates. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 57 bp increase in the cost of these deposits, as well as an increase of $15.4 million, or 4.8%, in the average balance of these deposits. The increase in the overall cost of deposits was due primarily to the rise in interest rates throughout 2022 that continued during the first quarter 2023. Beginning in March 2022, the Federal Reserve has increased the Fed Funds rate 4.75% through March 31, 2023, which has impacted pricing of the Company’s deposit products.

Overall, the cost of total interest-bearing liabilities for the first quarter 2023 increased 206 bps to 3.19% from 1.13% for the first quarter 2022. The increase in the cost of funds for the first quarter 2023 reflects the rapid rise in interest rates throughout 2022 that continued into 2023.

Net interest margin (“NIM”) was 1.76% for the first quarter 2023 compared to 2.56% for the first quarter 2022, a decrease of 80 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.89% for the first quarter 2023 compared to 2.69% for the first quarter 2022, a decrease of 80 bps. The decrease in first quarter 2023 NIM and FTE NIM compared to the first quarter 2022 reflects the increase in the cost of interest-bearing liabilities, partially offset by the increase in earning asset yields noted above.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Service charges and fees	$209	$226	$248	$281	$316
Loan servicing revenue	785	715	653	620	585
Loan servicing asset revaluation	(55)	(539)	(333)	(470)	(297)
Mortgage banking activities	76	1,010	871	1,710	1,873
Gain on sale of loans	4,061	2,862	2,713	1,952	3,845
Other	370	1,533	164	221	498
Total noninterest income	$5,446	$5,807	$4,316	$4,314	$6,820

During the first quarter 2023, noninterest income was $5.4 million, representing a decrease of $1.4 million, or 20.1%, compared to $6.8 million for the first quarter 2022. The decrease in noninterest income was due primarily to decreases in revenue from mortgage banking activities and other noninterest income, partially offset by increases in gain on sale of loans, loan servicing revenue and loan servicing asset revaluation. The decline in mortgage banking revenue was due to the Company only recording $0.1 million of revenue, as it immediately began winding down its existing pipeline following the decision to exit mortgage in the first quarter 2023. The decrease in other noninterest income is due primarily to a distribution from the Company’s investment in a Small Business Investment Company fund that occurred during the first quarter 2022. The increase in loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio. The increase in loan servicing asset revaluation was due to slower prepayment speeds in the first quarter 2023 compared to first quarter 2022. The increase in gain on sale of loans was due to the gain on sale of U.S. Small Business Administration guaranteed loans, which increased due to higher volume of loans sales, as well as higher net premiums.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Salaries and employee benefits	$11,794	$10,404	$10,439	$10,832	$9,878
Marketing, advertising and promotion	844	837	1,041	920	756
Consulting and professional services	926	914	790	1,197	1,925
Data processing	659	567	483	490	449
Loan expenses	1,977	1,018	1,142	693	1,582
Premises and equipment	2,777	2,921	2,808	2,419	2,540
Deposit insurance premium	543	355	229	287	281
Other	1,434	1,497	1,063	1,147	1,369
Total noninterest expense	$20,954	$18,513	$17,995	$17,985	$18,780

Noninterest expense for the first quarter 2023 was $21.0 million, compared to $18.8 million for the first quarter 2022. The increase of $2.2 million, or 11.6%, was due primarily to increases of $1.9 million, or 19.41%, in salaries and employee benefits, $0.4 million, or 25%, in loan expenses, $0.3 million, or 93.2%, in deposit insurance premium, and $0.2 million, or 46.8%, in data processing, partially offset by decrease of $1.0 million, or 51.9% in consulting and professional fees. The increases in salaries and employee benefits and loan expenses were due primarily to mortgage exit costs, such as severance, and other employee-related expenses, as well as accrued contract expenses. The increase in deposit insurance premium was due to mainly to asset growth, as well as the composition of loans and deposits. The increase in data processing was due primarily to implementation fees associated with small business technology initiatives. The decrease in consulting and professional fees was due primarily to consulting fees related to a special project that occurred in the first quarter 2022.

The Company recorded an income tax benefit for the first quarter 2023, compared to an income tax provision of $1.8 million for the first quarter 2022 and an effective tax rate of 13.8%.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total assets	$4,721,319	$4,543,104	$4,264,424	$4,099,806	$4,225,397
Loans	3,607,242	3,499,401	3,255,906	3,082,127	2,880,780
Total securities	606,594	579,552	584,622	610,602	628,658
Loans held-for-sale	18,144	21,511	23,103	31,580	33,991
Noninterest-bearing deposits	140,449	175,315	142,875	126,153	119,196
Interest-bearing deposits	3,481,841	3,265,930	3,049,769	3,025,948	3,098,783
Total deposits	3,622,290	3,441,245	3,192,644	3,152,101	3,217,979
Advances from Federal Home Loan Bank	614,929	614,928	589,926	464,925	514,923
Total shareholders’ equity	355,572	364,974	360,857	365,332	374,655

Total assets increased $178.2 million, or 3.9%, to $4.7 billion at March 31, 2023 compared to $4.5 billion at December 31, 2022. The increase was due primarily to increases in loan, cash and securities balances, and was funded by growth in deposit balances of $181.0 million, or 5.3%.

As of March 31, 2023, total shareholders’ equity was $355.6 million, a decrease of $9.4 million, or 2.6%, compared to December 31, 2022. The decrease in retained earnings was due primarily to stock repurchase activity, the day 1 CECL adjustment and the net loss during the quarter, partially offset by a decrease in accumulated other comprehensive loss. Tangible common equity totaled $350.9 million as of March 31, 2023, representing a decrease of $9.4 million, or 2.6%, compared to December 31, 2022. The ratio of total shareholders’ equity to total assets decreased to 7.53% as of March 31, 2023 from 8.03% as of December 31, 2022, and the ratio of tangible common equity to tangible assets decreased to 7.44% as of March 31, 2023 from 7.94% as of December 31, 2022.

Book value per common share decreased 1.2% to $39.76 as of March 31, 2023 from $40.26 as of December 31, 2022. Tangible book value per share decreased 1.3% to $39.23 as of March 31, 2023 from $39.74 as of December 31, 2022. The slight decline in both book value per common share and tangible book value per share reflects the declines in total shareholders’ equity and tangible common equity, partially offset by the effect of stock repurchase activity during the quarter. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
Commercial loans
Commercial and industrial	$113,198	3.1%	$126,108	3.6%	$104,780	3.2%	$110,540	3.6%	$99,808	3.5%
Owner-occupied commercial real estate	59,643	1.7%	61,836	1.8%	58,615	1.8%	61,277	2.0%	56,752	2.0%
Investor commercial real estate	142,174	3.9%	93,121	2.7%	91,021	2.8%	52,648	1.7%	34,627	1.2%
Construction	158,147	4.4%	181,966	5.2%	139,509	4.3%	143,475	4.7%	149,662	5.2%
Single tenant lease financing	952,533	26.3%	939,240	26.8%	895,302	27.4%	867,181	28.1%	852,519	29.6%
Public finance	604,898	16.8%	621,032	17.7%	614,139	18.9%	613,759	19.9%	587,817	20.4%
Healthcare finance	256,670	7.1%	272,461	7.8%	293,686	9.0%	317,180	10.3%	354,574	12.3%
Small business lending	136,382	3.8%	123,750	3.5%	113,001	3.5%	102,724	3.3%	97,040	3.4%
Franchise finance	382,161	10.6%	299,835	8.6%	225,012	6.8%	168,942	5.5%	107,246	3.7%
Total commercial loans	2,805,806	77.7%	2,719,349	77.7%	2,535,065	77.7%	2,437,726	79.1%	2,340,045	81.3%
Consumer loans
Residential mortgage	392,062	10.9%	383,948	11.0%	337,565	10.4%	281,124	9.1%	191,153	6.6%
Home equity	26,160	0.7%	24,712	0.7%	22,114	0.7%	19,928	0.6%	18,100	0.6%
Other consumer	338,133	9.4%	324,598	9.3%	312,512	9.7%	292,955	9.6%	270,330	9.4%
Tax refund advance loans	—	0.0%	—	0.0%	—	0.0%	—	0.0%	9,177	0.3%
Total consumer loans	756,355	21.0%	733,258	21.0%	672,191	20.8%	594,007	19.3%	488,760	16.9%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	45,081	1.2%	46,794	1.3%	48,650	1.5%	50,394	1.6%	51,975	1.8%
Total loans	3,607,242	99.9%	3,499,401	100.0%	3,255,906	100.0%	3,082,127	100.0%	2,880,780	100.0%
Allowance for credit losses [2]	(36,879)		(31,737)		(29,866)		(29,153)		(28,251)
Net loans	$3,570,363		$3,467,664		$3,226,040		$3,052,974		$2,852,529

1 Includes carrying value adjustments of $31.5 million, $32.5 million, $33.9 million, $35.4 million and $36.4 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively.

2 Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

Total loans were $3.6 billion as of March 31, 2023, an increase of $107.8 million, or 3.1%, compared to December 31, 2022. Total commercial loan balances were $2.8 billion as of March 31, 2023, up $86.5 million, or 3.1%, from December 31, 2022. Total consumer loan balances were $756.4 million as of March 31, 2023, an increase of $23.1 million, or 3.2%, compared to December 31, 2022. Compared to December 31, 2022, the increase in commercial loan balances was driven by growth in franchise finance, single tenant lease financing and small business lending, as well as combined growth in investor commercial real estate and construction balances. The increase was partially offset by a decrease in public finance, as well as continued runoff in healthcare finance. The increase in consumer loans was due to higher balances in the recreational vehicles and trailers loan portfolios, in addition to funded residential mortgages that were in the pipeline prior to exiting the business.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Nonaccrual loans
Commercial loans:
Commercial and industrial	$2,836	$51	$350	$350	$610
Owner-occupied commercial real estate	1,441	1,570	1,622	1,661	3,267
Single tenant lease financing	—	—	—	—	1,092
Small business lending [1]	3,797	4,764	2,958	1,297	881
Total commercial loans	8,074	6,385	4,930	3,308	5,850
Consumer loans:
Residential mortgage	1,006	1,048	1,073	1,201	1,207
Home equity	—	—	—	14	14
Other consumer	141	17	3	4	13
Total consumer loans	1,147	1,065	1,076	1,219	1,234
Total nonaccrual loans	9,221	7,450	6,006	4,527	7,084

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	79	—	—	—
Total consumer loans	—	79	—	—	—
Total past due 90 days and accruing loans	—	79	—	—	—

Total nonperforming loans	9,221	7,529	6,006	4,527	7,084

Other real estate owned
Residential mortgage	106	—	—	—	—
Total other real estate owned	106	—	—	—	—

Other nonperforming assets	19	42	—	23	1

Total nonperforming assets	$9,346	$7,571	$6,006	$4,550	$7,085

Total nonperforming loans to total loans [2]	0.26%	0.22%	0.18%	0.15%	0.25%
Total nonperforming assets to total assets [2]	0.20%	0.17%	0.14%	0.11%	0.17%
Allowance for credit losses to total loans	1.02%	0.91%	0.92%	0.95%	0.98%
Nonaccrual loans to total loans	0.26%	0.22%	0.18%	0.15%	0.25%
Allowance for credit losses to nonperforming loans [2]	400.0%	426.0%	497.3%	644.0%	398.8%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Total nonperforming loans increased $1.7 million, or 22.5%, to $9.2 million as of March 31, 2023 compared to $7.5 million as of December 31, 2022 due primarily to a commercial and industrial participation loan that was placed on nonaccrual status during the quarter, partially offset by upgrades and payoffs in owner-occupied commercial real estate and small business loans. Total nonperforming assets increased $1.8 million, or 23.4%, to $9.3 million as of March 31, 2023, compared to $7.6 million as of December 31, 2022, due primarily to the nonperforming loan activity discussed above, as well as an increase in OREO. As of March 31, 2023, the Company had one residential mortgage property in OREO with a carrying value of $0.1 million. As of December 31, 2022, the Company did not own any OREO.

Troubled Debt Restructurings

With the adoption ASU 2022-02, effective January 1, 2023, TDR accounting was eliminated. Total TDRs as of December 31, 2022 was $5.5 million. There were two portfolio residential mortgage loans and one small business lending loan classified as new TDRs during the twelve months ended December 31, 2022 with pre-modification and post-modification balances totaling $1.6 million. The following table provides a summary of troubled debt restructurings.

(in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Troubled debt restructurings – nonaccrual	$—	$2,864	$2,342	$2,389	$2,440
Troubled debt restructurings – performing	—	2,658	2,410	2,425	2,418
Total troubled debt restructurings	$—	$5,522	$4,752	$4,814	$4,858

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters.

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance, beginning of period, December 31, 2022	$31,737	$29,866	$29,153	$28,251	$27,841
Adoption of ASU 2016-13 (CECL)	2,962	—	—	—	—
Balance, beginning of period	34,699	29,866	29,153	28,251	27,841
Provision charged to expense	9,373	2,109	892	1,185	791
Losses charged off
Commercial and industrial	6,965	—	—	—	—
Small business lending	60	192	130	—	80
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Other consumer	232	101	106	128	163
Tax refund advance loans	—	—	—	372	1,488
Total losses charged off	7,257	293	236	500	1,731
Recoveries
Commercial and industrial	1	3	2	—	—
Single tenant lease financing	—	—	—	—	1,231
Small business lending	3	7	3	2	17
Residential mortgage	2	2	1	1	1
Home equity	1	2	1	134	2
Other consumer	57	41	50	80	99
Total losses charged off	64	55	57	217	1,350
Balance, end of period	$36,879	$31,737	$29,866	$29,153	$28,251

Net charge-offs	$7,193	$238	$179	$283	$381

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	27.16%	0.00%	0.00%	0.00%	0.00%
Single tenant lease financing	0.00%	0.00%	0.00%	0.00%	(0.58%)
Small business lending	0.15%	0.14%	0.14%	0.00%	0.23%
Total commercial net charge-offs (recoveries)	1.02%	0.01%	0.01%	0.00%	(0.20%)
Residential mortgage	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity	(0.02%)	(0.01%)	(0.01%)	(1.42%)	(0.04%)
Other consumer	0.36%	0.18%	0.20%	0.30%	0.40%
Tax refund advance loans	0.00%	0.00%	0.00%	23.55%	9.97%
Total consumer net charge-offs	0.09%	0.01%	0.01%	0.11%	1.18%
Total net charge-offs to average loans	0.82%	0.03%	0.02%	0.04%	0.05%
Total net charge-offs (recoveries), excluding tax refund advance loans	0.82%	0.03%	0.02%	(0.01%)	(0.16%)

    The allowance for credit losses (“ACL”) was $36.9 million as of March 31, 2023, compared to $31.7 million as of December 31, 2022. The increase in the ACL reflects the day one current expected credit losses (“CECL”) adjustment of $3.0 million, as well as overall growth in the loan portfolio and changes in certain economic forecasts that impacted quantitative factors for certain portfolios. The ACL as a percentage of total loans was 1.02% at March 31, 2023, compared to 0.91%, at December 31, 2022. The ACL as a percentage of nonperforming loans decreased to 400.0% as of March 31, 2023, compared to 426.0% as of December 31, 2022.

Net charge-offs of $7.2 million were recognized during the first quarter 2023, resulting in net charge-offs to average loans of 0.82%, compared to net charge-offs to average loans of 0.05% for the first quarter 2022. The increase in net charge-

offs was due mainly to the $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status during the quarter.

The provision for credit losses in the first quarter 2023 was $9.4 million, compared to $0.8 million for the first quarter 2022. The increase in provision for the first quarter 2023 was driven primarily by the partial charge-off of the C&I participation loan mentioned above, as well as growth in the loan portfolio and the impact of economic forecasts on certain portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$38,675	$35,606	$38,197	$41,542	$45,335
Municipal securities	69,243	68,958	71,156	71,264	72,420
Agency mortgage-backed securities - residential	249,795	252,066	259,568	265,196	276,392
Agency mortgage-backed securities - commercial	16,739	17,142	17,825	23,312	24,815
Private label mortgage-backed securities - residential	11,445	11,777	12,320	13,259	15,090
Asset-backed securities	5,000	5,000	5,000	5,000	5,000
Corporate securities	45,623	45,634	44,644	42,655	47,580
Total available-for-sale	436,520	436,183	448,710	462,228	486,632
Securities held-to-maturity, net
Municipal securities	13,932	13,946	13,957	13,969	13,981
Agency mortgage-backed securities - residential	146,809	121,853	123,718	117,749	95,982
Agency mortgage-backed securities - commercial	5,806	5,818	5,828	5,838	5,847
Corporate securities	44,214	47,551	47,554	47,557	47,560
Total held-to-maturity, net	210,761	189,168	191,057	185,113	163,370
Total securities	$647,281	$625,351	$639,767	$647,341	$650,002

(in thousands)
Approximate Fair Value	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$37,047	$33,809	$36,329	$40,003	$43,847
Municipal securities	68,636	67,276	63,537	67,923	72,804
Agency mortgage-backed securities - residential	216,752	215,092	219,191	237,546	257,682
Agency mortgage-backed securities - commercial	15,530	15,840	16,522	22,207	24,156
Private label mortgage-backed securities - residential	10,275	10,455	11,041	12,479	14,818
Asset-backed securities	4,998	4,960	4,884	4,897	4,986
Corporate securities	42,595	42,952	42,061	40,434	46,995
Total available-for-sale	395,833	390,384	393,565	425,489	465,288
Securities held-to-maturity
Municipal securities	13,144	12,832	12,668	13,356	14,093
Agency mortgage-backed securities - residential	133,267	106,741	107,570	109,054	92,939
Agency mortgage-backed securities - commercial	4,703	4,552	4,686	5,048	5,420
Corporate securities	41,349	44,358	45,053	46,561	47,519
Total held-to-maturity	192,463	168,483	169,977	174,019	159,971
Total securities	$588,296	$558,867	$563,542	$599,508	$625,259

The approximate fair value of available-for-sale investment securities increased $5.4 million, or 1.4%, to $395.8 million as of March 31, 2023, compared to $390.4 million as of December 31, 2022. The increase was due primarily to increases of $3.2 million in U.S. Government-sponsored agencies, $1.7 million in agency mortgage-backed securities - residential and $1.4 million in municipal securities. The increases were due primarily to variable rate securities resetting higher, slower prepayment speeds and purchases in the portfolio.

Accrued Income and Other Assets

    Accrued income and other assets increased $0.2 million, or 0.5%, to $45.1 million at March 31, 2023 compared to $44.9 million at December 31, 2022. The increase was primarily related to an increase of $2.7 million in deferred tax assets and $1.2 million in fund investments, partially offset by decreases of $2.8 million in derivative assets and $0.9 million in prepaid assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities increased $6.8 million, or 47.0%, to $21.3 million at March 31, 2023, compared to $14.5 million at December 31, 2022. The increase was due primarily to increases of $8.4 million in other accrued expenses, $2.5 million in unfunded commitments related to the day 1 CECL entry and $0.2 million in accrued property taxes, partially offset by decreases of $2.1 million in other liabilities, $1.6 million in accrued salary and benefits and $0.6 million in accrued taxes.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
Noninterest-bearing deposits	$140,449	3.9%	$175,315	5.1%	$142,635	4.5%	$126,153	4.0%	$119,197	3.7%
Interest-bearing demand deposits	351,641	9.7%	335,611	9.8%	337,765	10.6%	350,551	11.1%	334,723	10.4%
Savings accounts	32,762	0.9%	44,819	1.3%	52,228	1.6%	65,365	2.1%	66,320	2.1%
Money market accounts	1,254,013	34.6%	1,418,599	41.2%	1,378,087	43.2%	1,363,424	43.3%	1,475,857	45.8%
BaaS - brokered deposits	25,725	0.7%	13,607	0.4%	96,287	3.0%	194,133	6.2%	50,006	1.6%
Certificates of deposits	1,170,094	32.3%	874,490	25.4%	773,040	24.2%	800,598	25.3%	889,789	27.6%
Brokered deposits	647,606	17.9%	578,804	16.8%	412,602	12.9%	251,877	8.0%	282,087	8.8%
Total deposits	$3,622,290	100.0%	$3,441,245	100.0%	$3,192,644	100.0%	$3,152,101	100.0%	$3,217,979	100.0%

Total deposits increased $181.0 million, or 5.3%, to $3.6 billion as of March 31, 2023, compared to $3.4 billion as of December 31, 2022. This increase was due primarily to increases of $295.6 million, or 33.8%, in certificates of deposits, $68.8 million, or 11.9% in brokered deposits, $16.0 million, or 4.8%, in interest-bearing demand deposits and $12.1 million, or 89.1% in BaaS - brokered deposits, partially offset by decreases of $164.6 million, or 11.6%, in money market accounts, $34.9 million, or 19.9%, in noninterest-bearing deposits and $12.1 million, or 26.9%, in savings accounts. The increase in certificates of deposits and brokered deposits was due primarily to strong consumer and small business demand during the quarter that allowed the Company to pull forward origination activity planned for later in the year. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile, as well as some outflow of uninsured deposits late in the quarter. The decline in noninterest-bearing deposits was due primarily to drawdowns from commercial real estate development and construction clients contributing to equity projects the Company is financing. The decrease in interest-bearing demand deposits was due to normal activity associated with a municipal deposit relationship.

Uninsured deposit balances represented 26.2% of total deposits at March 31, 2023, down from 33.1% at December 31, 2022. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance collateralized public funds and accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance decreases to 19.2%, down from 24.2% as of December 31, 2022.

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

The following tables present actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2023 and December 31, 2022, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. The transition adjustments of $4.5 million will be phased into the regulatory capital calculations over a three-year period, with 25% of the adjustment recognized in 2023, 50% of the adjustment recognized in 2024, 75% of the adjustment recognized in 2025 and 100% of the adjustment recognized in 2026.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$379,210	10.30%	$257,714	7.00%	N/A	N/A
Bank	462,360	12.59%	257,095	7.00%	$238,731	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	379,210	10.30%	312,938	8.50%	N/A	N/A
Bank	462,360	12.59%	312,187	8.50%	293,823	8.00%
Total capital to risk-weighted assets
Consolidated	520,211	14.13%	386,571	10.50%	N/A	N/A
Bank	498,753	13.58%	385,643	10.50%	367,279	10.00%
Leverage ratio
Consolidated	379,210	8.10%	187,371	4.00%	N/A	N/A
Bank	462,360	9.88%	187,120	4.00%	233,900	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,150	10.93%	$249,795	7.00%	N/A	N/A
Bank	466,257	13.10%	249,191	7.00%	$231,392	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,150	10.93%	303,323	8.50%	N/A	N/A
Bank	466,257	13.10%	302,590	8.50%	284,790	8.00%
Total capital to risk-weighted assets
Consolidated	526,419	14.75%	374,693	10.50%	N/A	N/A
Bank	497,994	13.99%	373,787	10.50%	355,988	10.00%
Leverage ratio
Consolidated	390,150	9.06%	172,330	4.00%	N/A	N/A
Bank	466,257	10.84%	172,093	4.00%	215,116	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 17, 2023 to shareholders of record as of March 31, 2023. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2023, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023, and replaces the stock repurchase program mentioned above. Under this program, the Company has repurchased 266,188 shares of common stock through May 5, 2023, at an average price of $22.35, for a total investment of $5.9 million.
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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2023, on a consolidated basis, the Company had $699.8 million in cash and cash equivalents and investment securities available-for-sale and $18.1 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2023, the Bank had the ability to borrow an additional $627.7 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $931.7 million and represented 134.1% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2023, the Company, on an unconsolidated basis, had $14.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2023, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $501.7 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2023 totaled $936.2 million.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax (benefit) provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total equity - GAAP	$355,572	$364,974	$360,857	$365,332	$374,655
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$350,885	$360,287	$356,170	$360,645	$369,968

Total assets - GAAP	$4,721,319	$4,543,104	$4,264,424	$4,099,806	$4,225,397
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,716,632	$4,538,417	$4,259,737	$4,095,119	$4,220,710

Common shares outstanding	8,943,477	9,065,883	9,290,885	9,404,000	9,683,727

Book value per common share	$39.76	$40.26	$38.84	$38.85	$38.69
Effect of goodwill	(0.53)	(0.52)	(0.50)	(0.50)	(0.48)
Tangible book value per common share	$39.23	$39.74	$38.34	$38.35	$38.21

Total shareholders’ equity to assets	7.53%	8.03%	8.46%	8.91%	8.87%
Effect of goodwill	(0.09%)	(0.09%)	(0.10%)	(0.10%)	(0.10%)
Tangible common equity to tangible assets	7.44%	7.94%	8.36%	8.81%	8.77%

Total average equity - GAAP	$363,273	$364,657	$371,303	$374,274	$380,767
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$358,586	$359,970	$366,616	$369,587	$376,080

Return on average shareholders’ equity	(3.37)%	6.91%	9.01%	10.23%	11.94%
Effect of goodwill	(0.04)%	0.09%	0.12%	0.13%	0.15%
Return on average tangible common equity	(3.41)%	7.00%	9.13%	10.36%	12.09%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total interest income	$52,033	$45,669	$36,034	$111,239	$36,034
Adjustments:
Fully-taxable equivalent adjustments [1]	1,383	1,384	1,314	3,971	1,314
Total interest income - FTE	$53,416	$47,053	$37,348	$115,210	$37,348

Net interest income	$19,574	$21,669	$25,750	$75,424	$25,750
Adjustments:
Fully-taxable equivalent adjustments [1]	1,383	1,384	1,314	3,971	1,314
Net interest income - FTE	$20,957	$23,053	$27,064	$79,395	$27,064

Net interest margin	1.76%	2.09%	2.40%	2.60%	2.56%
Effect of fully-taxable equivalent adjustments [1]	0.13%	0.13%	0.13%	0.14%	0.13%
Net interest margin - FTE	1.89%	2.22%	2.53%	2.74%	2.69%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total Revenue- GAAP	$25,020	$27,476	$28,310	$29,994	$32,570
Adjustments:
Mortgage-related revenue	(65)	—	—	—	—
Adjusted total revenue	$24,955	$27,476	$28,310	$29,994	$32,570

Noninterest income - GAAP	$5,446	$5,807	$4,316	$4,314	$6,820
Adjustments:
Mortgage-related revenue	(65)	—	—	—	—
Adjusted noninterest income	$5,381	$5,807	$4,316	$4,314	$6,820

Noninterest expense - GAAP	$20,954	$18,513	$17,995	$17,985	$18,780
Adjustments:
Mortgage-related costs	(3,052)
Acquisition-related expenses	—	—	—	(103)	(170)
Nonrecurring consulting fee	—	—	—	—	(875)
Write-down of Software	—	—	(125)	—	—
Discretionary inflation bonus	—	—	—	(531)	—
Accelerated equity compensation	—	—	—	(289)	—
Adjusted noninterest expense	$17,902	$18,513	$17,870	$17,062	$17,735

(Loss) income before income taxes - GAAP	$(5,349)	$6,854	$9,423	$10,824	$12,999
Adjustments:[1]
Mortgage-related revenue	(65)	—	—	—	—
Mortgage-related costs	3,052	—	—	—	—
Acquisition-related expenses	—	—	—	103	170
Nonrecurring consulting fee	—	—	—	—	875
Write-down of Software	—	—	125	—	—
Discretionary inflation bonus	—	—	—	531	—
Accelerated equity compensation	—	—	—	289	—
Partial charge-off of C&I participation loan	6,914	—	—	—	—
Adjusted income before income taxes	$4,552	$6,854	$9,548	$11,747	$14,044

Income tax (benefit) provision - GAAP	$(2,332)	$503	$987	$1,279	$1,790
Adjustments:[1]
Mortgage-related revenue	(14)	—	—	—	—
Mortgage-related costs	641	—	—	—	—
Acquisition-related expenses	—	—	—	21	36
Nonrecurring consulting fee	—	—	—	—	184
Write-down of Software	—	—	26	—	—
Discretionary inflation bonus	—	—	—	112	—
Accelerated equity compensation	—	—	—	61	—
Partial charge-off of C&I participation loan	1,452	—	—	—	—
Adjusted income tax (benefit) provision	$(253)	$503	$1,013	$1,473	$2,010
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net (loss) income - GAAP	$(3,017)	$6,351	$8,436	$9,545	$11,209
Adjustments:
Mortgage-related revenue	(51)	—	—	—	—
Mortgage-related costs	2,411	—	—	—	—
Acquisition-related expenses	—	—	—	82	134
Nonrecurring consulting fee	—	—	—	—	691
Write-down of Software	—	—	99	—	—
Discretionary inflation bonus	—	—	—	419	—
Accelerated equity compensation	—	—	—	228	—
Partial charge-off of C&I participation loan	5,462	—	—	—	—
Adjusted net income	$4,805	$6,351	$8,535	$10,274	$12,034

Diluted average common shares outstanding	9,024,072	9,343,533	9,525,855	9,658,689	9,870,394

Diluted (loss) earnings per share - GAAP	$(0.33)	$0.68	$0.89	$0.99	$1.14
Adjustments:
Mortgage-related revenue	(0.01)	—	—	—	—
Mortgage-related costs	0.27	—	—	—	—
Effect of acquisition-related expenses	—	—	—	0.01	0.01
Effect of nonrecurring consulting fee	—	—	—	—	0.07
Effect of write-down of software	—	—	0.01	—	—
Effect of discretionary inflation bonus	—	—	—	0.04	—
Effect of accelerated equity compensation	—	—	—	0.02	—
Effect of partial charge-off of C&I participation loan	0.60	—	—	—	—
Adjusted diluted earnings per share	$0.53	$0.68	$0.90	$1.06	$1.22

Return on average assets	(0.26%)	0.59%	0.82%	0.93%	1.08%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.21%	0.00%	0.00%	0.00%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.01%	0.01%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.07%
Effect of write-down of software	0.00%	0.00%	0.01%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.04%	0.00%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.02%	0.00%
Effect of partial charge-off of C&I participation loan	0.48%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average assets	0.43%	0.59%	0.83%	1.00%	1.16%

Return on average shareholders' equity	(3.37%)	6.91%	9.01%	10.23%	11.94%
Effect of mortgage-related revenue	(0.06%)	0.00%	0.00%	0.00%	0.00%
Effect of mortgage-related costs	2.69%	0.00%	0.00%	0.00%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.09%	0.14%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.74%
Effect of write-down of software	0.00%	0.00%	0.11%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.45%	0.00%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.24%	0.00%
Effect of partial charge-off of C&I participation loan	6.10%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average shareholders' equity	5.36%	6.91%	9.12%	11.01%	12.82%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Return on average tangible common equity	(3.41%)	7.00%	9.13%	10.36%	12.09%
Effect of mortgage-related revenue	(0.06%)	0.00%	0.00%	0.00%	0.00%
Effect of mortgage-related costs	2.73%	0.00%	0.00%	0.00%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.09%	0.14%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.75%
Effect of write-down of software	0.00%	0.00%	0.11%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.45%	0.00%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.25%	0.00%
Effect of partial charge-off of C&I participation loan	6.18%	0.00%	0.00%	0.00%	0.00%
Adjusted return on average tangible common equity	5.44%	7.00%	9.24%	11.15%	12.98%

Critical Accounting Policies and Estimates

There have been changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Note 1 Basis of Presentation for further details.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both March 31, 2023 and December 31, 2022, the Company had interest rate swaps with notional amounts of $260.0 million. Additionally, we enter into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At March 31, 2023, the company did not have any commitments to sell residential real estate loans. At December 31, 2022, the Company had commitments to sell residential real estate loans of $17.0 million. These contracts mature in less than one year. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of March 31, 2023, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	19.44%	10.33%	N/A	(3.93%)	(8.06%)
NII - Year 2	46.18%	36.25%	21.70%	16.04%	9.91%
EVE	29.38%	18.92%	N/A	(8.45%)	(17.00%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2023, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.20%	4.40%	N/A	(2.31%)	(4.67%)
NII - Year 2	45.56%	35.95%	21.70%	15.11%	8.10%
EVE	25.51%	16.73%	N/A	(8.63%)	(17.25%)

In the Company’s supplementary model, it incorporates deposit betas ranging from 10% to 98% in up-rate scenarios related to its savings and money market non-maturity deposit products, which approximates actual deposit pricing experience in 2022. Presented below are the estimated impacts on the Company’s NII and EVE position as of March 31, 2023, assuming a static balance sheet and instantaneous and gradual parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	19.42%	10.32%	N/A	(3.64%)	(7.49%)
NII - Year 2	46.16%	36.24%	21.70%	16.36%	10.57%
EVE	29.24%	18.90%	N/A	(8.07%)	(16.26%)

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.12%	4.36%	N/A	(2.21%)	(4.47%)
NII - Year 2	45.46%	35.89%	21.70%	15.29%	8.49%
EVE	25.33%	16.64%	N/A	(8.44%)	(16.87%)

The NII and EVE figures presented in the tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or contraction, or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objectives may include:
•Increasing the proportion of low-duration or variable-rate loans to total loans, including organic growth in small business, construction or C&I lending, and declines in longer-term loan portfolios
•Selling longer-term fixed rate loans
•Increasing the proportion of lower cost non-maturity deposits to total deposits
•Extending the duration of wholesale funding
•Executing derivative strategies to synthetically extend liabilities or shorten asset duration
•Repositioning the investment portfolio to manage its duration

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

The following represents a material change in our risk factors from those previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent negative developments in the banking industry could adversely affect our current and future business operations and financial condition.

The recent bank failures and related negative media attention have caused significant market trading volatility among publicly traded bank and financial holding companies, particularly for regional and community banks. These developments have negatively impacted customer confidence in smaller banks, which could prompt customers to move their deposits to larger financial institutions. Further, competition for and costs of deposits has similarly increased, putting pressure on net interest margin. While we have taken actions to improve our costs of funds, there is no guarantee that such actions will be successful or sufficient in the current or future market.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank designed to respond to recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE composition and concentration, capital and general oversight and control of the foregoing. The Bank could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could negatively affect our future results of operations and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023. Under this program, the Company has repurchased 266,188 shares of common stock through May 5, 2023, at an average price of $22.35, for a total investment of $5.9 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the first quarter 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
January 1, 2023 - January 31, 2023	77,691	$25.12	77,691	$21,913
February 1, 2023 - February 28, 2023	38,000	$27.39	38,000	$20,872
March 1, 2023 - March 31, 2023	46,000	$21.08	46,000	$19,902
Total	161,691		161,691

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1	Form of Management Incentive Award Agreement – Restricted Stock Units under 2022 Equity Incentive Plan *	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically

*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

5/10/2023	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

5/10/2023	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)