Form 10-Q
period 2023-06-30
First Internet Bancorp
filed 2023-08-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
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

As of August 4, 2023, the registrant had 8,717,407 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “acquire”, “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “differentiate,” “diversify,” “driving,” “effort,” “emerging,” “estimate,” “expect,” “grow,” “increase,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “retain,” “should,” “succeed,” “will,” “win,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties, including without limitation: changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; changing bank regulatory conditions, policies or programs, whether arising as a result of new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or First Internet Bank (the “Bank”) in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and credit losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from the Bank; results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$9,503	$17,426
Interest-bearing deposits	456,128	239,126
Total cash and cash equivalents	465,631	256,552
Securities available-for-sale, at fair value (amortized cost of $424,891 and $436,183 in 2023 and 2022, respectively)	379,394	390,384
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of $208,643 and $168,483 in 2023 and 2022, respectively)	230,605	189,168
Loans held-for-sale (includes $9,110 at fair value in 2022)	32,001	21,511
Loans	3,646,832	3,499,401
Allowance for credit losses - loans	(36,058)	(31,737)
Net loans	3,610,774	3,467,664
Accrued interest receivable	24,101	21,069
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	40,357	39,859
Premises and equipment, net	73,525	72,711
Goodwill	4,687	4,687
Servicing asset, at fair value	8,252	6,255
Other real estate owned	106	—
Accrued income and other assets	49,266	44,894
Total assets	$4,947,049	$4,543,104
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$119,291	$175,315
Interest-bearing deposits	3,735,017	3,265,930
Total deposits	3,854,308	3,441,245
Advances from Federal Home Loan Bank	614,931	614,928
Subordinated debt, net of unamortized debt issuance costs of $2,316 and $2,468 in 2023 and 2022, respectively	104,684	104,532
Accrued interest payable	3,338	2,913
Accrued expenses and other liabilities	15,456	14,512
Total liabilities	4,592,717	4,178,130
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,774,507 and 9,065,883 shares issued and outstanding in 2023 and 2022, respectively	186,545	192,935
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	200,973	205,675
Accumulated other comprehensive loss	(33,186)	(33,636)
Total shareholders’ equity	354,332	364,974
Total liabilities and shareholders’ equity	$4,947,049	$4,543,104

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Income
Loans	$46,906	$32,415	$90,749	$65,603
Securities – taxable	3,835	2,567	7,441	4,788
Securities – non-taxable	860	328	1,658	577
Other earning assets	6,521	796	10,307	1,172
Total interest income	58,122	36,106	110,155	72,140
Interest Expense
Deposits	34,676	6,408	61,946	12,505
Other borrowed funds	5,301	4,018	10,490	8,205
Total interest expense	39,977	10,426	72,436	20,710
Net Interest Income	18,145	25,680	37,719	51,430
Provision for Credit Losses [1]	1,698	1,185	11,113	1,976
Net Interest Income After Provision for Credit Losses	16,447	24,495	26,606	49,454
Noninterest Income
Service charges and fees	218	281	427	597
Loan servicing revenue	850	620	1,635	1,205
Loan servicing asset revaluation	(358)	(470)	(413)	(767)
Mortgage banking activities	—	1,710	76	3,583
Gain on sale of loans	4,868	1,952	8,929	5,797
Other	293	221	663	719
Total noninterest income	5,871	4,314	11,317	11,134
Noninterest Expense
Salaries and employee benefits	10,706	10,832	22,500	20,710
Marketing, advertising and promotion	705	920	1,549	1,676
Consulting and professional services	711	1,197	1,637	3,122
Data processing	520	490	1,179	939
Loan expenses	1,072	693	3,049	2,275
Premises and equipment	2,661	2,419	5,438	4,959
Deposit insurance premium	936	287	1,479	568
Other	1,359	1,147	2,793	2,516
Total noninterest expense	18,670	17,985	39,624	36,765
Income (Loss) Before Income Taxes	3,648	10,824	(1,701)	23,823
Income Tax (Benefit) Provision	(234)	1,279	(2,566)	3,069
Net Income	$3,882	$9,545	$865	$20,754
Income Per Share of Common Stock
Basic	$0.44	$0.99	$0.10	$2.14
Diluted	$0.44	$0.99	$0.10	$2.13
Weighted-Average Number of Common Shares Outstanding
Basic	8,903,213	9,600,383	8,963,308	9,694,729
Diluted	8,908,180	9,658,689	8,980,262	9,764,232
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$3,882	$9,545	$865	$20,754
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive (loss) income before income tax	(4,810)	(15,395)	302	(33,276)
Income tax (benefit) provision	(1,107)	(4,186)	63	(8,263)
Net effect on other comprehensive (loss) income	(3,703)	(11,209)	239	(25,013)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	(5,402)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	206	193	364	312
Income tax provision (benefit)	49	(23)	95	(1,272)
Net effect on other comprehensive income (loss)	157	216	269	(3,818)

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	2,094	4,944	(76)	14,278
Income tax provision (benefit)	481	1,840	(18)	5,158
Net effect on other comprehensive income (loss)	1,613	3,104	(58)	9,120

Total other comprehensive (loss) income	(1,933)	(7,889)	450	(19,711)
Comprehensive income	$1,949	$1,656	$1,315	$1,043

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2023 and 2022
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net Income	—	865	—	865
Other comprehensive income	—	—	450	450
Dividends declared ($0.12 per share)	—	(1,076)	—	(1,076)
Recognition of the fair value of share-based compensation	487	—	—	487
Repurchased shares of common stock (364,691)	(6,774)	—	—	(6,774)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, June 30, 2023	$186,545	$200,973	$(33,186)	$354,332

Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	20,754	—	20,754
Other comprehensive loss	—	—	(19,711)	(19,711)
Dividends declared ($0.12 per share)	—	(1,174)	—	(1,174)
Recognition of the fair value of share-based compensation	1,534	—	—	1,534
Repurchase of common stock (398,167)	(16,240)	—	—	(16,240)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	10	—	—	10
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, June 30, 2022	$204,071	$192,011	$(30,750)	$365,332
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2023 and 2022
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance April 1, 2023	$189,202	$197,623	$(31,253)	$355,572
Net income	—	3,882	—	3,882
Other comprehensive loss	—	—	(1,933)	(1,933)
Dividends declared ($0.06 per share)	—	(532)	—	(532)
Recognition of the fair value of share-based compensation	115	—	—	115
Repurchased shares of common stock (85,000)	(2,745)	—	—	(2,745)
Excise tax on repurchase of common stock	(27)	—	—	(27)
Balance, June 30, 2023	$186,545	$200,973	$(33,186)	$354,332

Balance April 1, 2022	$214,473	$183,043	$(22,861)	$374,655
Net income	—	9,545	—	9,545
Other comprehensive loss	—	—	(7,889)	(7,889)
Dividends declared ($0.06 per share)	—	(577)	—	(577)
Recognition of the fair value of share-based compensation	895	—	—	895
Repurchase of common stock (294,464)	(11,123)	—	—	(11,123)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, June 30, 2022	$204,071	$192,011	$(30,750)	$365,332

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$865	$20,754
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,918	4,604
Increase in cash surrender value of bank-owned life insurance	(498)	(469)
Provision for credit losses [1]	11,113	1,976
Share-based compensation expense	487	1,534
Loans originated for sale	(170,112)	(311,268)
Proceeds from sale of loans	166,469	335,226
Gain on loans sold	(9,400)	(9,736)
Decrease in fair value of loans held-for-sale	143	149
Gain (loss) on derivatives	368	(2,546)
Loan servicing asset revaluation	413	767
Net change in accrued income and other assets	(4,985)	16,183
Net change in accrued expenses and other liabilities	(2,625)	(5,173)
Net cash (used in) provided by operating activities	(4,844)	52,001
Investing Activities
Net loan activity, excluding purchases	(37,490)	(11,665)
Proceeds from sale of other real estate owned	—	1,188
Maturities and calls of securities available-for-sale	25,446	52,397
Purchase of securities available-for-sale	(14,863)	(10,133)
Maturities and calls of securities held-to-maturity	11,332	2,309
Purchase of securities held-to-maturity	(49,443)	(31,782)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	431
Purchase of premises and equipment	(3,132)	(12,634)
Loans purchased	(118,813)	(197,514)
Net proceeds from sale of portfolio loans	—	14,466
Other investing activities	(2,094)	374
Net cash used in investing activities	(189,057)	(192,563)
Financing Activities
Net increase (decrease) in deposits	410,951	(26,858)
Cash dividends paid	(1,091)	(1,168)
Repurchase of common stock	(6,774)	(16,240)
Proceeds from advances from Federal Home Loan Bank	220,000	220,000
Repayment of advances from Federal Home Loan Bank	(220,000)	(270,000)
Other, net	(106)	(179)
Net cash provided by (used in) financing activities	402,980	(94,445)
Net Increase (Decrease) in Cash and Cash Equivalents	209,079	(235,007)
Cash and Cash Equivalents, Beginning of Period	256,552	442,960
Cash and Cash Equivalents, End of Period	$465,631	$207,953
Supplemental Disclosures
Cash paid during the period for interest	72,013	20,722
Cash paid during the period for taxes	818	1,892
Loans transferred to other real estate owned	106	—
Loans transferred to held-for-sale from portfolio	—	14,049
Cash dividends declared, paid in subsequent period	526	564
Securities purchased during the period, settled in subsequent period	2,632	—
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	—	96,220
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other period. The June 30, 2023 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accrued interest receivable on AFS debt securities totaled $2.0 million at June 30, 2023 and is excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.0 million at June 30, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

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

Accrued interest receivable on loans totaled $19.3 million and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

ACL - Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL for off-balance sheet credit exposure is recorded as a liability and adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Funding rates are based on a historical analysis of the Company’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$3,882	$9,545	$865	$20,754
Weighted-average common shares	8,903,213	9,600,383	8,963,308	9,694,729
Basic earnings per common share	$0.44	$0.99	$0.10	$2.14
Diluted earnings per share
Net income	$3,882	$9,545	$865	$20,754
Weighted-average common shares	8,903,213	9,600,383	8,963,308	9,694,729
Dilutive effect of equity compensation	4,967	58,306	16,954	69,503
Weighted-average common and incremental shares	8,908,180	9,658,689	8,980,262	9,764,232
Diluted earnings per common share [1]	$0.44	$0.99	$0.10	$2.13
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 79,313 and 35,033 for the three and six months ended June 30, 2023, respectively. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 5,560 and 1,198 for the three and six months ended June 30, 2022, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$41,024	$130	$(1,680)	$39,474
Municipal securities	68,931	413	(2,135)	67,209
Agency mortgage-backed securities - residential [1]	239,263	—	(35,122)	204,141
Agency mortgage-backed securities - commercial	16,311	—	(1,420)	14,891
Private label mortgage-backed securities - residential	14,749	—	(1,334)	13,415
Asset-backed securities	1,000	—	—	1,000
Corporate securities	43,613	44	(4,393)	39,264
Total available-for-sale	$424,891	$587	$(46,084)	$379,394

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,916	$—	$(966)	$12,950	$(3)	$13,913
Mortgage-backed securities - residential	169,186	—	(15,593)	153,593	—	169,186
Mortgage-backed securities - commercial	5,795	—	(1,244)	4,551	—	5,795
Corporate securities	42,044	—	(4,495)	37,549	(333)	41,711
Total held-to-maturity	$230,941	$—	$(22,298)	$208,643	$(336)	$230,605

1 Includes $0.4 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of June 30, 2023.

Accrued interest receivable on AFS and HTM securities at June 30, 2023 was $2.0 million and $1.0 million, respectively, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

Over 97% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

Additionally, the Company evaluated credit impairment for individual AFS securities that are in an unrealized loss position and determined that the unrealized losses are unrelated to credit quality and are primarily attributable to changes in interest rates and volatility in the financial markets. As the Company does not intend to sell the AFS securities that are in an unrealized loss position, and it is unlikely that it will be required to sell these securities before recovery of their amortized cost basis, the Company did not record an ACL on these securities.

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at June 30, 2023 and determined no additional ACL was necessary.

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

The carrying value of securities at June 30, 2023 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$569	$563
One to five years	32,459	32,565
Five to ten years	47,959	44,817
After ten years	72,581	68,002
	153,568	145,947
Agency mortgage-backed securities - residential	239,263	204,141
Agency mortgage-backed securities - commercial	16,311	14,891
Private label mortgage-backed securities - residential	14,749	13,415
Asset-backed securities	1,000	1,000
Total	$424,891	$379,394

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$495	$486
One to five years	5,798	5,580
Five to ten years	44,203	39,557
After ten years	5,464	4,876
	55,960	50,499
Agency mortgage-backed securities - residential	169,186	153,593
Agency mortgage-backed securities - commercial	5,795	4,551
Total	$230,941	$208,643

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and six months ended June 30, 2023 and June 30, 2022, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2023 and December 31, 2022 was $542.0 million and $527.4 million, which was approximately 92% and 94%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2023, the Company’s security portfolio consisted of 477 securities, of which 462 were in an unrealized loss position. As of December 31, 2022, the Company’s security portfolio consisted of 445 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

U. S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be upon maturity. As of June 30, 2023, the unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

Agency Mortgage-Backed and Private Label Mortgage-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed and private label mortgage-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost basis over the terms of the securities. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be upon maturity. As of June 30, 2023, the unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,819	$(13)	$28,895	$(1,667)	$32,714	$(1,680)
Municipal securities	1,454	(59)	39,935	(2,076)	41,389	(2,135)
Agency mortgage-backed securities- residential	5,489	(361)	198,652	(34,761)	204,141	(35,122)
Agency mortgage-backed securities- commercial	—	—	14,891	(1,420)	14,891	(1,420)
Private label mortgage-backed securities - residential	3,642	(87)	9,773	(1,247)	13,415	(1,334)
Corporate securities	8,523	(1,036)	18,643	(3,357)	27,166	(4,393)
Total	$22,927	$(1,556)	$310,789	$(44,528)	$333,716	$(46,084)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,668	$(1,008)	$4,141	$(789)	$33,809	$(1,797)
Municipal securities	39,557	(1,766)	4,778	(374)	44,335	(2,140)
Agency mortgage-backed securities - residential	170,026	(29,690)	45,066	(7,284)	215,092	(36,974)
Agency mortgage-backed securities - commercial	10,560	(926)	5,280	(376)	15,840	(1,302)
Private label mortgage-backed securities	2,445	(330)	8,010	(992)	10,455	(1,322)
Asset-backed securities	4,960	(40)	—	—	4,960	(40)
Corporate securities	21,568	(1,452)	13,239	(1,265)	34,807	(2,717)
Total	$278,784	$(35,212)	$80,514	$(11,080)	$359,298	$(46,292)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,160	$(661)	$4,258	$(453)	$12,418	$(1,114)
Agency mortgage-backed securities - residential	68,408	(8,848)	38,332	(6,264)	106,740	(15,112)
Agency mortgage-backed securities - commercial	4,552	(1,266)	—	—	4,552	(1,266)
Corporate securities	36,866	(2,685)	7,492	(508)	44,358	(3,193)
Total	$117,986	$(13,460)	$50,082	$(7,225)	$168,068	$(20,685)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of June 30, 2023.

	Held-to-Maturity
(in thousands)	State and Municipal	Other	Total
Aaa/AAA	$8,671	$—	$8,671
Aa1/AA+	1,266	—	1,266
Aa2/AA	1,540	—	1,540
A1/A+	1,794	—	1,794
A2/A	645	—	645
A3/A-	—	9,514	9,514
Baa1/BBB+	—	9,500	9,500
Baa2/BBB	—	8,500	8,500
Baa3/BBB-	—	12,530	12,530
Ba1/BB+	—	2,000	2,000
Not Rated [1]	—	174,981	174,981
Total	$13,916	$217,025	$230,941

1 HTM agency mortgage-backed securities - commercial and residential are listed under Other securities as not rated.

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and six months ended June 30, 2023.

Note 4:        Loans

Loan balances as of June 30, 2023 and December 31, 2022 are summarized in the table below. Categories of loans include:

(in thousands)	June 30, 2023	December 31, 2022
Commercial loans
Commercial and industrial	$112,423	$126,108
Owner-occupied commercial real estate	59,564	61,836
Investor commercial real estate	137,504	93,121
Construction	192,453	181,966
Single tenant lease financing	947,466	939,240
Public finance	575,541	621,032
Healthcare finance	245,072	272,461
Small business lending	170,550	123,750
Franchise finance	390,479	299,835
Total commercial loans	2,831,052	2,719,349
Consumer loans
Residential mortgage	396,154	383,948
Home equity	24,375	24,712
Other consumer loans	352,124	324,598
Total consumer loans	772,653	733,258
Total commercial and consumer loans	3,603,705	3,452,607
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	43,127	46,794
Total loans	3,646,832	3,499,401
Allowance for credit losses	(36,058)	(31,737)
Net loans	$3,610,774	$3,467,664

1 Includes carrying value adjustments of $30.5 million and $32.5 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2023 and December 31, 2022, respectively.

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

Modified Loans to Borrowers Experiencing Financial Difficulty

The Company may make modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and/or reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been delinquent for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on modified loans to borrowers experiencing financial difficulty on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications.

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

The following tables present changes in the balance of the ACL during the three and six months ended June 30, 2023.

(in thousands)	Three Months Ended June 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,437	$195	$—	$217	$1,849
Owner-occupied commercial real estate	712	77	—	—	789
Investor commercial real estate	1,276	140	—	—	1,416
Construction	1,551	389	—	—	1,940
Single tenant lease financing	10,273	(303)	—	—	9,970
Public finance	1,570	(61)	—	—	1,509
Healthcare finance	3,695	(1,249)	(25)	—	2,421
Small business lending	2,340	1,599	(1,358)	37	2,618
Franchise finance	4,672	143	(331)	—	4,484
Residential mortgage	2,561	(12)	—	1	2,550
Home equity	254	(32)	—	2	224
Other consumer loans	6,538	(133)	(150)	33	6,288
Total	$36,879	$753	$(1,864)	$290	$36,058

(in thousands)	Six Months Ended June 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$7,005	$(6,965)	$218	$1,849
Owner-occupied commercial real estate	651	62	76	—	—	789
Investor commercial real estate	1,099	(191)	508	—	—	1,416
Construction	2,074	(435)	301	—	—	1,940
Single tenant lease financing	10,519	(346)	(203)	—	—	9,970
Public finance	1,753	(135)	(109)	—	—	1,509
Healthcare finance	2,997	1,034	(1,585)	(25)	—	2,421
Small business lending	2,168	334	1,493	(1,417)	40	2,618
Franchise finance	3,988	(313)	1,140	(331)	—	4,484
Residential mortgage	1,559	406	582	—	3	2,550
Home equity	69	133	19	—	3	224
Other consumer loans	3,149	2,533	899	(383)	90	6,288
Total	$31,737	$2,962	$10,126	$(9,121)	$354	$36,058

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the three and six months ended June 30, 2022.

(in thousands)	Three Months Ended June 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,979	$47	$—	$—	$2,026
Owner-occupied commercial real estate	626	77	—	—	703
Investor commercial real estate	405	216	—	—	621
Construction	1,766	(59)	—	—	1,707
Single tenant lease financing	9,971	(259)	—	—	9,712
Public finance	1,783	67	—	—	1,850
Healthcare finance	5,510	(748)	—	—	4,762
Small business lending	1,435	519	—	2	1,956
Franchise finance	1,437	844	—	—	2,281
Residential mortgage	731	406	—	1	1,138
Home equity	65	(145)	—	134	54
Other consumer loans	2,189	202	(128)	80	2,343
Tax refund advance loans	354	18	(372)	—	—
Total	$28,251	$1,185	$(500)	$217	$29,153

(in thousands)	Six Months Ended June 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$135	$—	$—	$2,026
Owner-occupied commercial real estate	742	(39)	—	—	703
Investor commercial real estate	328	293	—	—	621
Construction	1,612	95	—	—	1,707
Single tenant lease financing	10,385	(1,904)	—	1,231	9,712
Public finance	1,776	74	—	—	1,850
Healthcare finance	5,940	(1,178)	—	—	4,762
Small business lending	1,387	630	(80)	19	1,956
Franchise finance	1,083	1,198	—	—	2,281
Residential mortgage	643	493	—	2	1,138
Home equity	64	(146)	—	136	54
Other consumer loans	1,990	465	(291)	179	2,343
Tax refund advance loans	—	1,860	(1,860)	—	—
Total	$27,841	$1,976	$(2,231)	$1,567	$29,153

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table details activity in the provision for credit losses on off-balance sheet commitments for the three months ended June 30, 2023.

(dollars in thousands)	Balance March 31, 2023	Provision for credit losses	Balance June 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$149	$39	$188
Owner-occupied commercial real estate	8	—	8
Investor commercial real estate	48	(28)	20
Construction	2,154	743	2,897
Healthcare finance	2	(2)	—
Small business lending	—	242	242
Total commercial loans	2,361	994	3,355
Consumer loans
Residential mortgage	113	(54)	59
Home equity	62	1	63
Other consumer	10	4	14
Total consumer loans	185	(49)	136
Total allowance for off-balance sheet commitments	$2,546	$945	$3,491

The following table details activity in the provision for credit losses on off-balance sheet commitments for the six months ended June 30, 2023.

(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision for credit losses	Balance June 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$78	$188
Owner-occupied commercial real estate	—	—	8	8
Investor commercial real estate	—	9	11	20
Construction	—	2,193	704	2,897
Healthcare finance	—	2	(2)	—
Small business lending	—	—	242	242
Total commercial loans	—	2,314	1,041	3,355
Consumer loans
Residential mortgage	—	127	(68)	59
Home equity	—	52	11	63
Other consumer	—	11	3	14
Total consumer loans	—	190	(54)	136
Total allowance for off-balance sheet commitments	$—	$2,504	$987	$3,491

The following table presents the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,307	$9,801	$126,108	$1,660	$51	$1,711
Owner-occupied commercial real estate	60,266	1,570	61,836	651	—	651
Investor commercial real estate	93,121	—	93,121	1,099	—	1,099
Construction	181,966	—	181,966	2,074	—	2,074
Single tenant lease financing	939,240	—	939,240	10,519	—	10,519
Public finance	621,032	—	621,032	1,753	—	1,753
Healthcare finance	272,461	—	272,461	2,997	—	2,997
Small business lending[1]	113,699	10,051	123,750	1,465	703	2,168
Franchise finance	299,835	—	299,835	3,988	—	3,988
Residential mortgage	380,272	3,676	383,948	1,559	—	1,559
Home equity	24,683	29	24,712	69	—	69
Other consumer	324,581	17	324,598	3,149	—	3,149
Total	$3,427,463	$25,144	$3,452,607	$30,983	$754	$31,737

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of June 30, 2023.

	June 30, 2023
	Term Loans (amortized cost basis by origination year)							Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021		2020	2019	Prior			Total
Commercial and industrial
Pass	$9,599	$32,980	$15,583		$2,582	$12,672	$9,598	$28,056	$—	$111,070
Special Mention	—	34	890		—	—	—	429	—	1,353
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
Total Commercial and industrial	9,599	33,014	16,473	—	2,582	12,672	9,598	28,485	—	112,423
Gross charge-offs	—	—	6,914		—	51	—	—	—	6,965
Owner-occupied commercial real estate
Pass	409	11,404	9,140		6,697	5,867	13,217	—	—	46,734
Special Mention	827	—	—		8,511	—	2,087	—	—	11,425
Substandard	—	—	—		—	—	1,405	—	—	1,405
Doubtful	—	—	—		—	—	—	—	—	—
Total owner-occupied commercial real estate	1,236	11,404	9,140		15,208	5,867	16,709	—	—	59,564
Investor commercial real estate
Pass	4,953	35,893	24,569		9,989	48,312	5,945	—	—	129,661
Special Mention	—	—	—		—	—	7,843	—	—	7,843
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
Total investor commercial real estate	4,953	35,893	24,569		9,989	48,312	13,788	—	—	137,504
Construction
Pass	2,086	104,985	41,960		38,589	—	815	3,372	—	191,807
Special Mention	—	—	646		—	—	—	—	—	646
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
Total construction	2,086	104,985	42,606		38,589	—	815	3,372	—	192,453
Single tenant lease financing
Pass	36,534	228,614	97,500		70,880	146,126	365,317	—	—	944,971
Special Mention	—	—	—		—	—	2,495	—	—	2,495
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
Total single tenant lease financing	36,534	228,614	97,500		70,880	146,126	367,812	—	—	947,466
Public finance
Pass	2,396	54,105	31,950		7,640	46,505	430,665	—	—	573,261
Special Mention	—	—	—		—	—	2,280	—	—	2,280
Substandard	—	—	—		—	—	—	—	—	—
Doubtful	—	—	—		—	—	—	—	—	—
Total public finance	2,396	54,105	31,950		7,640	46,505	432,945	—	—	575,541

	June 30, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	10,908	137,660	69,275	25,942	—	—	243,785
Special Mention	—	—	—	—	1,287	—	—	—	1,287
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	10,908	137,660	70,562	25,942	—	—	245,072
Gross charge-offs	—	—	—	—	25	—	—	—	25
Small business lending [1]
Pass	60,406	47,213	16,579	15,227	4,890	13,885	3,540	—	161,740
Special Mention	—	1,223	123	1,361	1,108	1,098	399	—	5,312
Substandard	—	780	28	1,697	793	56	144	—	3,498
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	60,406	49,216	16,730	18,285	6,791	15,039	4,083	—	170,550
Gross charge-offs	—	—	60	1,358	—	—	—	—	1,418
Franchise finance
Pass	103,670	224,752	61,755	—	—	—	—	—	390,177
Special Mention	—	—	302	—	—	—	—	—	302
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	103,670	224,752	62,057	—	—	—	—	—	390,479
Gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Payment performance
Performing	8,966	192,725	97,832	33,590	12,224	49,825	—	—	395,162
Nonperforming	—	235	—	74	—	683	—	—	992
Total residential mortgage	8,966	192,960	97,832	33,664	12,224	50,508	—	—	396,154
Home equity
Payment performance
Performing	1,413	2,372	360	487	176	631	17,639	1,297	24,375
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,413	2,372	360	487	176	631	17,639	1,297	24,375
Other consumer
Payment performance
Performing	60,418	115,827	46,881	29,747	30,286	68,085	779	—	352,023
Nonperforming	—	63	—	6	18	15	—	—	102
Total other consumer	60,418	115,889	46,881	29,753	30,304	68,100	779	—	352,124
Gross charge-offs	58	50	19	12	107	136	—	—	382
Total Loans	$291,677	$1,053,204	$457,006	$364,737	$379,539	$1,001,887	$54,358	$1,297	$3,603,705
Total gross charge-offs	$58	$381	$6,993	$1,370	$183	$136	$—	$—	$9,121
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2022.

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$114,934	1,373	$9,801	$126,108
Owner-occupied commercial real estate	50,721	9,546	1,569	61,836
Investor commercial real estate	93,121	—	—	93,121
Construction	180,768	1,198	—	181,966
Single tenant lease financing	936,207	3,033	—	939,240
Public finance	618,752	2,280	—	621,032
Healthcare finance	271,085	1,376	—	272,461
Small business lending [1]	107,885	5,814	10,051	123,750
Franchise finance	299,241	594	—	299,835
Total loans	$2,672,714	$25,214	$21,421	$2,719,349
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$382,900	$1,048	$383,948
Home equity	24,712	—	24,712
Other consumer	324,581	17	324,598
Total consumer loans	$732,193	$1,065	$733,258

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2023 and December 31, 2022.

	June 30, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$20	$—	$—	$20	$112,403	$112,423
Owner-occupied commercial real estate	—	—	—	—	59,564	59,564
Investor commercial real estate	—	—	—	—	137,504	137,504
Construction	—	—	—	—	192,453	192,453
Single tenant lease financing	—	—	—	—	947,466	947,466
Public finance	—	—	—	—	575,541	575,541
Healthcare finance	—	—	—	—	245,072	245,072
Small business lending[1]	270	28	1,677	1,975	168,575	170,550
Franchise finance	—	—	—	—	390,479	390,479
Residential mortgage	705	291	235	1,231	394,923	396,154
Home equity	—	—	—	—	24,375	24,375
Other consumer	114	39	17	170	351,954	352,124
Total	$1,109	$358	$1,929	$3,396	$3,600,309	$3,603,705
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$81	$—	$51	$132	$125,976	$126,108
Owner-occupied commercial real estate	—	—	—	—	61,836	61,836
Investor commercial real estate	—	—	—	—	93,121	93,121
Construction	—	1,198	—	1,198	180,768	181,966
Single tenant lease financing	—	—	—	—	939,240	939,240
Public finance	—	—	—	—	621,032	621,032
Healthcare finance	—	—	—	—	272,461	272,461
Small business lending[1]	57	—	3,485	3,542	120,208	123,750
Franchise Finance	313	—	—	313	299,522	299,835
Residential mortgage	—	283	185	468	383,480	383,948
Home equity	—	—	—	—	24,712	24,712
Other consumer	91	10	—	101	324,497	324,598
Total	$542	$1,491	$3,721	$5,754	$3,446,853	$3,452,607
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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	June 30, 2023			December 31, 2022
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Loan Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$51	$—	$—
Owner-occupied commercial real estate	1,405	1,405	—	1,570	1,570	—
Small business lending[1]	3,729	2,205	—	4,764	2,766	—
Residential mortgage	992	992	—	1,048	1,048	79
Other consumer	101	101	—	17	17	—
Total loans	$6,227	$4,703	$—	$7,450	$5,401	$79
1 Balance is partially guaranteed by the U.S. government.

There was $69 thousand and $78 thousand in interest income recognized on nonaccrual loans for the six months ended June 30, 2023 and June 30, 2022, respectively.

Determining fair value for collateral dependent loans requires obtaining a current independent appraisal of the collateral and applying a discount factor, which includes selling costs if applicable, to the value. The fair value of real estate is generally based on appraisals by qualified licensed appraisers. The appraisers typically determine the value of the real estate by utilizing an income or market valuation approach. If an appraisal is not available, the fair value may be determined by using a cash flow analysis. Fair value on other collateral such as business assets is typically ascertained by assessing, either singularly or some combination of, asset appraisals, accounts receivable aging reports, inventory listings and/or customer financial statements. Both appraised values and values based on borrower’s financial information are discounted as considered appropriate based on age and quality of the information and current market conditions.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2023,

	June 30, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,406	1,406	—
Small business lending[1]	1,598	1,626	398	3,622	633
Residential mortgage	—	992	—	992	—
Other consumer loans	—	—	101	101	—
Total loans	$1,598	$2,618	$1,905	$6,121	$633
1 Balance is partially guaranteed by the U.S. government.

The following table presents the Company’s impaired loans as of December 31, 2022.

	December 31, 2022
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,750	$9,750	$—
Owner-occupied commercial real estate	1,570	1,779	—
Small business lending	8,184	8,705	—
Residential mortgage	3,676	3,835	—
Home equity	29	29	—
Other consumer loans	17	36	—
Total	23,226	24,134	—
Loans with a specific valuation allowance
Commercial and industrial	51	51	51
Small business lending [1]	1,867	1,867	703
Total	1,918	1,918	754
Total impaired loans	$25,144	$26,052	$754

1 Balance is partially guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Owner-occupied commercial real estate	$2,461	$—	$2,884	$—
Small business lending	867	—	848	—
Residential mortgage	3,667	25	3,470	33
Home equity	15	—	14	—
Other consumer loans	9	—	9	—
Total	7,019	25	7,225	33
Loans with a specific valuation allowance
Commercial and industrial	$390	$—	508	—
Single tenant lease financing	546	—	820	—
Healthcare finance	901	28	909	45
Small business lending	1,674	—	1,504	—
Total	3,511	28	3,741	45
Total impaired loans	$10,530	$53	$10,966	$78

1 Balance is partially guaranteed by the U.S. government.

The Company had $0.1 million in other real estate owned (“OREO”) as of June 30, 2023, which consisted of one residential mortgage property. The Company did not have any OREO as of December 31, 2022. There were two loans totaling $0.4 million and one loan totaling $0.1 million in the process of foreclosure at June 30, 2023 and December 31, 2022, respectively.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.
There were no loans classified as new TDRs during the three months ended June 30, 2022. There was one portfolio residential mortgage loan classified as a new TDR during the six months ended June 30, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million. The Company did not allocate a specific allowance for that loan as of June 30, 2022. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and six months ended June 30, 2022, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Land	$5,598	$5,598
Construction in process	81	714
Right of use leased asset	114	206
Building and improvements	60,524	57,505
Furniture and equipment	19,921	19,585
Less: accumulated depreciation	(12,713)	(10,897)
Total	$73,525	$72,711

Note 6:        Goodwill

As of June 30, 2023 and December 31, 2022, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2023 or June 30, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

In March 2023, the closure of two large regional banks resulted in market volatility and a significant decline in regional bank stock prices, including our stock price. This triggering event indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment as of May 31, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 2023 and 2022 are shown in the table below.

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Balance, beginning of period	$7,312	$5,249
Additions:
Originated and purchased servicing	1,298	566
Subtractions
Paydowns:	(528)	(353)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	170	(117)
Loan servicing asset revaluation	$(358)	$(470)
Balance, end of period	$8,252	$5,345

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Balance, beginning of period	$6,255	$4,702
Additions:
Originated and purchased servicing	2,410	1,410
Subtractions
Paydowns:	(867)	(609)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	454	(158)
Loan servicing asset revaluation	$(413)	$(767)
Balance, end of period	$8,252	$5,345

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2023 and December 31, 2022 are shown in the table below.

(in thousands)	June 30, 2023	December 31, 2022
Loan portfolios serviced for:
SBA guaranteed loans	$397,908	$318,194
Total	$397,908	$318,194

Loan servicing revenue totaled $0.9 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.4 million and $0.4 million downward valuation for the three and six months ended June 30, 2023, respectively, and a $0.5 million and $0.8 million downward valuation for the three and six months ended June 30, 2022, respectively.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(941)	$37,000	$(1,020)
2030 Notes	10,000	(172)	10,000	(184)
2031 Notes	60,000	(1,203)	60,000	(1,264)
Total	$107,000	$(2,316)	$107,000	$(2,468)

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

Award Activity Under 2022 Plan

The Company recorded less than $0.1 million of share-based compensation expense for the three and six months ended June 30, 2023, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the six months ended June 30, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	—	$—	3,558	$36.84	—	$—
Granted	72,354	24.61	30,030	11.18	—	—
Cancelled/Forfeited	—	—	—	—	—	—
Vested	—	—	(3,558)	36.85	—	—
Unvested at June 30, 2023	72,354	$24.61	30,030	$11.18	—	$—

At June 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.8 million with a weighted-average expense recognition period of 2.0 years.

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

Award Activity Under 2013 Plan

The Company recorded less than $0.1 million and $0.5 million of share-based compensation expense for the three and six months ended June 30, 2023, related to stock-based awards under the 2013 Plan. The Company recorded $0.9 million and $1.5 million of share-based compensation expense for the three and six months ended June 30, 2022, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the six months ended June 30, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	101,734	$35.93	—	$—	—	$—
Granted	—	—	—	—	—	—
Cancelled/Forfeited	(278)	27.56	—	—	—	—
Vested	(35,808)	31.87	—	—	—	—
Unvested at June 30, 2023	65,648	$38.18	—	$—	—	$—

At June 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $1.0 million with a weighted-average expense recognition period of 1.4 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2023.

Deferred Stock Rights
Outstanding, beginning of period	40,414
Granted	201
Outstanding, end of period	40,615

All deferred stock rights granted during the 2023 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2023 and December 31, 2022, the Company had outstanding loan commitments totaling approximately $544.8 million and $485.4 million, respectively.

Capital Commitments

Capital expenditures were made in connection with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company entered into construction-related contracts. As of June 30, 2023, the project was completed at a total cost of $67.2 million. There are no remaining capital commitments left at June 30, 2023.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2023 or December 31, 2022.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

		June 30, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$39,474	$—	$39,474	$—
Municipal securities	67,209	—	67,209	—
Agency mortgage-backed securities - residential	204,141	—	204,141	—
Agency mortgage-backed securities - commercial	14,891	—	14,891	—
Private label mortgage-backed securities - residential	13,415	—	13,415	—
Asset-backed securities	1,000	—	1,000	—
Corporate securities	39,264	—	39,264	—
Total available-for-sale securities	$379,394	$—	$379,394	$—
Servicing asset	8,252	—	—	8,252
Interest rate swap agreements	8,395	—	8,395	—

		December 31, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$33,809	$—	$33,809	$—
Municipal securities	67,276	—	67,276	—
Agency mortgage-backed securities - residential	215,092	—	215,092	—
Agency mortgage-backed securities - commercial	15,840	—	15,840	—
Private label mortgage-backed securities - residential	10,455	—	10,455	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	42,952	—	42,952	—
Total available-for-sale securities	$390,384	$—	$390,384	$—
Loans held-for-sale (mandatory pricing agreements)	9,110	—	9,110	—
Servicing asset	6,255	—	—	6,255
Interest rate swap agreements	8,645	—	8,645	—
Forward contracts	97	97	—	—
IRLCs	133	—	—	133

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, April 1, 2023	$7,312	$—
Total realized gains
Additions:
Originated and purchased servicing	1,298	—
Subtractions:
Paydowns	(528)	—
Change in fair value	170	—
Balance, June 30, 2023	$8,252	$—

Balance as of April 1, 2022	$5,249	$(88)
Total realized gains
Additions:
Originated and purchased servicing	566	—
Subtractions:
Paydowns	(353)	—
Change in fair value	(117)	550
Balance, June 30, 2022	$5,345	$462

	Six Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated and purchased servicing	2,410	—
Subtractions:
Paydowns	(867)	—
Change in fair value	454	(133)
Balance, June 30, 2023	$8,252	$—

Balance as of January 1, 2022	$4,702	$718
Total realized gains
Additions:
Originated and purchased servicing	1,410	—
Subtractions:
Paydowns	(609)	—
Change in fair value	(158)	(256)
Balance, June 30, 2022	$5,345	$462

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2023 and December 31, 2022.

		June 30, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$891	$—	$—	$891

		December 31, 2022
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,164	$—	$—	$1,164
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$891	Fair value of collateral	Discount for type of property and current market conditions	10% - 25%	21%
Servicing asset	8,252	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.4% 14%

(dollars in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,164	Fair value of collateral	Discount for type of property and current market conditions	0% - 25%	20%
IRLCs	133	Discounted cash flow	Loan closing rates	31% - 100%	89%
Servicing asset	6,255	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	14.6% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2023 or December 31, 2022.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2023 and December 31, 2022.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	June 30, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$465,631	$465,631	$465,631	$—	$—
Securities held-to-maturity, net	230,605	208,643	—	208,643	—
Loans held-for-sale (best efforts pricing agreements)	32,001	32,001	—	32,001	—
Net loans	3,610,774	3,409,661	—	—	3,409,661
Accrued interest receivable	24,101	24,101	24,101	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,854,308	3,838,133	1,779,148	—	2,058,985
Advances from Federal Home Loan Bank	614,931	598,932	—	598,932	—
Subordinated debt	104,684	99,700	29,600	70,100	—
Accrued interest payable	3,338	3,338	3,338	—	—

	December 31, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$256,552	$256,552	$256,552	$—	$—
Securities held-to-maturity	189,168	168,483	—	168,483	—
Loans held-for-sale (best efforts pricing agreements)	12,401	12,401	—	12,401	—
Net loans	3,467,664	3,225,845	—	—	3,225,845
Accrued interest receivable	21,069	21,069	21,069	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,441,245	3,415,390	1,974,344	—	1,441,046
Advances from Federal Home Loan Bank	614,928	596,455	—	596,455	—
Subordinated debt	104,532	102,669	32,560	70,109	—
Accrued interest payable	2,913	2,913	2,913	—	—

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

During the three months ended June 30, 2023, the Company originated no mortgage loans held-for-sale and sold $3.1 million of mortgage loans into the secondary market. During the three months ended June 30, 2022, the Company originated $105.9 million of mortgage loans held-for-sale and sold $107.9 million of mortgage loans into the secondary market. During the six months ended June 30, 2023 and 2022, the Company originated mortgage loans held-for-sale of $36.3 million and $258.2 million, respectively, and sold $46.5 million and $270.3 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gain on loans sold	$—	$1,878	$471	$3,940
Gain (loss) resulting from the change in fair value of loans held-for-sale	—	340	(143)	(149)
Loss resulting from the change in fair value of derivatives	—	(508)	(252)	(208)
Net revenue from mortgage banking activities	$—	$1,710	$76	$3,583

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2023 and December 31, 2022.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Securities available-for-sale [1]	$68,935	$68,963	$(1,914)	$(2,088)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both June 30, 2023 and December 31, 2022.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) June 30, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.3	$1,919	3-month LIBOR	2.33%
Total at June 30, 2023	$50,000	1.3	$1,919	3-month LIBOR	2.33%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.8	$2,093	3-month LIBOR	2.33%
Total swap portfolio at December 31, 2022	$50,000	1.8	$2,093	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. Amortization expense totaling less than $0.1 million and $0.1 million was recognized as a reduction to interest income on securities for the three and six months ended June 30, 2023 and 2022, respectively.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 10.8 years as of June 30, 2023. Amortization expense totaling $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30 2022 respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2023 and December 31, 2022.

(dollars in thousands) June 30, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.6	$5,395	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.1	197	1-month LIBOR	2.88%
Interest rate swaps	40,000	0.9	884	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.1	$4,787	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.6	735	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.4	1,030	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $8.3 million and $7.7 million of cash collateral from counterparties as security for their obligations related to these swap transactions at June 30, 2023 and December 31, 2022. The Company had no pledged cash collateral as of June 30, 2023 and December 31, 2022 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$1,919	$50,000	$2,093
Interest rate swaps associated with liabilities	210,000	6,476	210,000	6,552
Derivatives not designated as hedging instruments
IRLCs	—	—	14,862	133
Forward contracts	—	—	17,000	97
Total contracts	$260,000	$8,395	$291,862	$8,875

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2023 and 2022.

	Amount of Gain Recognized in Other Comprehensive Loss in The Three Months Ended		Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) in The Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate swap agreements	$2,094	$4,944	$(76)	$14,278

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$550	$—	$—
Forward contracts	—	—	—	43

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$(133)	$(252)
Forward contracts	—	(1,059)	(119)	—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and six months ended June 30, 2023 and 2022.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income
Securities - taxable	$—	$—	$—	$—
Securities - non-taxable	354	(174)	648	(435)
Total interest income	354	(174)	648	(435)
Interest expense
Deposits	(539)	509	(957)	1,179
Other borrowed funds	(595)	491	(1,117)	1,187
Total interest expense	(1,134)	1,000	(2,074)	2,366
Net interest income	$1,488	$(1,174)	$2,722	$(2,801)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the six months ended June 30, 2023 and 2022, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	302	—	(76)	226
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	364	—	364
Other comprehensive gain (loss) before tax	302	364	(76)	590
Income tax provision (benefit)	63	95	(18)	140
Other comprehensive income (loss) - net of tax	239	269	(58)	450
Balance, June 30, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)

Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(33,276)	(5,402)	14,278	(24,400)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	312	—	312
Other comprehensive (loss) gain before tax	(33,276)	(5,090)	14,278	(24,088)
Income tax (benefit) provision	(8,263)	(1,272)	5,158	(4,377)
Other comprehensive (loss) income - net of tax	(25,013)	(3,818)	9,120	(19,711)
Balance, June 30, 2022	$(27,568)	$(3,818)	$636	$(30,750)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2023 and 2022, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, April 1, 2023	$(31,889)	$(3,407)	$4,043	$(31,253)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(4,810)	—	2,094	(2,716)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	206	—	206
Other comprehensive (loss) gain before tax	(4,810)	206	2,094	(2,510)
Income tax (benefit) provision	(1,107)	49	481	(577)
Other comprehensive (loss) income - net of tax	(3,703)	157	1,613	(1,933)
Balance, June 30, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)

Balance, April 1, 2022	$(16,359)	$(4,034)	$(2,468)	$(22,861)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(15,395)	—	4,944	(10,451)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	193	—	193
Other comprehensive (loss) gain before tax	(15,395)	193	4,944	(10,258)
Income tax (benefit) provision	(4,186)	(23)	1,840	(2,369)
Other comprehensive (loss) income - net of tax	(11,209)	216	3,104	(7,889)
Balance, June 30, 2022	$(27,568)	$(3,818)	$636	$(30,750)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Operations
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(206)	(193)	$(364)	$(312)	Interest income
Total amount reclassified before tax	(206)	(193)	(364)	(312)	Income (loss) before income taxes
Tax benefit	(49)	(44)	(95)	(71)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(157)	$(149)	$(269)	$(241)	Net income (loss)

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We primarily offer construction and investor commercial real estate loans in the Midwest and Southwest regions of the Untied States and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $155.4 million in SBA 7(a) loans during 2022 and ranking in the top 30 SBA 7(a) lenders for the SBA’s 2022 fiscal year. During the six months ended June 30, 2023, we closed more than $199.5 million in SBA 7(a) loans, and currently rank in the top 10 SBA 7(a) lenders for the SBA’s 2023 fiscal year-to-date. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

As of June 30, 2023, the Company had consolidated assets of $4.9 billion, consolidated deposits of $3.9 billion and stockholders’ equity of $354.3 million.

Results of Operations

During the second quarter 2023, net income was $3.9 million, or $0.44 diluted earnings per share, compared to second quarter 2022 net income of $9.5 million, or $0.99 diluted earnings per share, representing a decrease in net income of $5.7 million, or 59.3%, and a decrease in diluted earnings per share of $0.55, or 55.6%. During the six months ended June 30, 2023, net income was $0.9 million, or $0.10 per diluted share, compared to the six months ended June 30, 2022 net income of $20.8 million, or $2.13 per diluted share, resulting in a decrease in net income of $19.9 million, or 95.8%.

The $5.7 million decrease in net income for the second quarter 2023 compared to the second quarter 2022 was due primarily to a decrease of $7.5 million, or 29.3%, in net interest income, an increase of $0.7 million, or 3.8%, in noninterest expense and an increase of $0.5 million, or 43.3%, in provision for credit losses, partially offset by an increase of $1.6 million, or 36.1%, in noninterest income and a decrease of $1.5 million, or 118.3%, in income tax expense.

The decrease in net income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due primarily to a $13.7 million, or 26.7%, decrease in net interest income, a $9.1 million, or 462.4%, increase in provision for credit losses and a $2.9 million, or 7.8%, increase in noninterest expense, partially offset by a $5.6 million, or 183.6%, decrease in income tax expense and a $0.2 million, or 1.6%, increase in noninterest income.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the first quarter 2023, which primarily drove the increase in noninterest expense compared to the six months ended June 30, 2022.

The Company also recognized $0.1 million of mortgage banking revenue during the six months ended June 30, 2023, down from $3.6 million in the six months ended June 30, 2022, as it immediately began winding down its existing pipeline following the decision to exit the business.

Additionally, during the six months ended June 30, 2023, the Company recognized a partial charge-off of $6.9 million related to a commercial and industrial participation loan with a balance of $9.8 million, prior to the partial charge-off, that was moved to nonaccrual status late in the first quarter 2023. This action contributed to the increase in the provision for credit losses as compared to the six months ended June 30, 2022. The Company received payment for the remaining balance of the participation loan during the second quarter 2023.

During the second quarter 2023, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.32%, 4.35%, and 4.40%, respectively, compared to 0.93%, 10.23%, and 10.36%, respectively, for the second quarter 2022. During the six months ended June 30, 2023, ROAA, ROAE and ROATCE were 0.04%, 0.48%, and 0.49%, respectively, compared to 1.01%, 11.09%, and 11.23%, respectively, for the six months ended June 30, 2022.

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

Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the six months ended June 30, 2023 was $8.7 million and adjusted diluted earnings per share was $0.97. Additionally, for the six months ended June 30, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.37%, 4.85% and 4.92%, respectively.

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

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,656,146	$46,906	5.15%	$3,583,218	$43,843	4.96%	$3,019,891	$32,415	4.31%
Securities - taxable	531,040	3,835	2.90%	511,923	3,606	2.86%	543,422	2,567	1.89%
Securities - non-taxable	73,142	860	4.72%	73,347	798	4.41%	76,974	328	1.71%
Other earning assets	511,295	6,521	5.12%	331,294	3,786	4.63%	322,302	796	0.99%
Total interest-earning assets	4,771,623	58,122	4.89%	4,499,782	52,033	4.69%	3,962,589	36,106	3.65%

Allowance for credit losses - loans	(36,671)			(35,075)			(28,599)
Noninterest-earning assets	192,760			182,449			163,875
Total assets	$4,927,712			$4,647,156			$4,097,865

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$359,969	$1,509	1.68%	$333,642	$900	1.09%	$348,274	$466	0.54%
Savings accounts	29,915	64	0.86%	38,482	82	0.86%	66,657	68	0.41%
Money market accounts	1,274,453	12,314	3.88%	1,377,600	12,300	3.62%	1,427,665	1,921	0.54%
BaaS - brokered deposits	22,918	230	4.03%	14,741	138	3.80%	71,234	154	0.87%
Certificates and brokered deposits	2,025,831	20,559	4.07%	1,647,504	13,850	3.41%	1,104,592	3,799	1.38%
Total interest-bearing deposits	3,713,086	34,676	3.75%	3,411,969	27,270	3.24%	3,018,422	6,408	0.85%
Other borrowed funds	719,577	5,301	2.95%	719,499	5,189	2.92%	583,553	4,018	2.76%
Total interest-bearing liabilities	4,432,663	39,977	3.62%	4,131,468	32,459	3.19%	3,601,975	10,426	1.16%
Noninterest-bearing deposits	117,496			134,988			108,980
Other noninterest-bearing liabilities	19,241			17,427			12,636
Total liabilities	4,569,400			4,283,883			3,723,591

Shareholders’ equity	358,312			363,273			374,274
Total liabilities and shareholders’ equity	$4,927,712			$4,647,156			$4,097,865

Net interest income		$18,145			$19,574			$25,680

Interest rate spread [1]			1.27%			1.50%			2.49%
Net interest margin [2]			1.53%			1.76%			2.60%
Net interest margin - FTE [3]			1.64%			1.89%			2.74%

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

	Six Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,619,883	$90,749	5.06%	$2,998,085	$65,603	4.41%
Securities - taxable	521,533	7,441	2.88%	555,533	4,788	1.74%
Securities - non-taxable	73,244	1,658	4.56%	78,952	577	1.47%
Other earning assets	421,793	10,307	4.93%	388,760	1,172	0.61%
Total interest-earning assets	4,636,453	110,155	4.79%	4,021,330	72,140	3.62%

Allowance for credit losses - loans	(35,877)			(28,288)
Noninterest-earning assets	187,633			163,026
Total assets	$4,788,209			$4,156,068

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$346,878	$2,409	1.40%	$333,361	$878	0.53%
Savings accounts	34,175	145	0.86%	63,653	121	0.38%
Money market accounts	1,325,741	24,614	3.74%	1,440,976	3,425	0.48%
BaaS - brokered deposits	18,852	368	3.94%	41,836	160	0.77%
Certificates and brokered deposits	1,837,713	34,410	3.78%	1,164,949	7,921	1.37%
Total interest-bearing deposits	3,563,359	61,946	3.51%	3,044,775	12,505	0.83%
Other borrowed funds	719,538	10,490	2.94%	601,274	8,205	2.75%
Total interest-bearing liabilities	4,282,897	72,436	3.41%	3,646,049	20,710	1.15%
Noninterest-bearing deposits	126,194			110,605
Other noninterest-bearing liabilities	18,339			21,910
Total liabilities	4,427,430			3,778,564

Shareholders’ equity	360,779			377,504
Total liabilities and shareholders’ equity	$4,788,209			$4,156,068

Net interest income		$37,719			$51,430

Interest rate spread [1]			1.38%			2.47%
Net interest margin [2]			1.64%			2.58%
Net interest margin - FTE [3]			1.76%			2.71%
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

	Three Months Ended June 30, 2023 vs. March 31, 2023 Due to Changes in			Three Months Ended June 30, 2023 vs. June 30, 2022 Due to Changes in			Six Months Ended June 30, 2023 vs. June 30, 2022 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,063	$2,000	$3,063	$7,528	$6,963	$14,491	$14,699	$10,447	$25,146
Securities – taxable	167	62	229	(397)	1,665	1,268	(856)	3,509	2,653
Securities – non-taxable	(15)	77	62	(114)	646	532	(126)	1,207	1,081
Other earning assets	2,289	446	2,735	706	5,019	5,725	109	9,026	9,135
Total	3,504	2,585	6,089	7,723	14,293	22,016	13,826	24,189	38,015

Interest expense
Interest-bearing deposits	2,661	4,745	7,406	1,786	26,482	28,268	2,477	46,964	49,441
Other borrowed funds	1	111	112	990	293	1,283	1,691	594	2,285
Total	2,662	4,856	7,518	2,776	26,775	29,551	4,168	47,558	51,726

Increase (decrease) in net interest income	$842	$(2,271)	$(1,429)	$4,947	$(12,482)	$(7,535)	$9,658	$(23,369)	$(13,711)

Net interest income for the second quarter 2023 was $18.1 million, a decrease of $7.5 million, or 29.3%, compared to $25.7 million for the second quarter 2022. The decrease in net interest income was the result of a $29.6 million, or 283.4%, increase in total interest expense to $40.0 million for the second quarter 2023 from $10.4 million for the second quarter 2022, partially offset by a $22.0 million, or 61.0%, increase in total interest income to $58.1 million for the second quarter 2023 from $36.1 million for the second quarter 2022.

Net interest income for the six months ended June 30, 2023 was $37.7 million, a decrease of $13.7 million, or 26.7%, compared to $51.4 million for the six months ended June 30, 2022. The decrease in net interest income was the result of a $51.7 million, or 249.8%, increase in total interest expense to $72.4 million for the six months ended June 30, 2023 from $20.7 million for the six months ended June 30, 2022. The increase in total interest expense was partially offset by a $38.0 million, or 52.7%, increase in total interest income to $110.2 million for the six months ended June 30, 2023 from $72.1 million for the six months ended June 30, 2022.

The increase in total interest income for the second quarter 2023 compared to second quarter 2022 was due primarily to a $14.5 million, or 44.7%, increase in interest earned on loans, $5.7 million, or 719.2%, increase in income from other earning assets and a $1.8 million, or 62.2%, increase in interest earned on securities. The increase in income from loans was due primarily to an 84 bp increase in the yield earned on loans, as well as an increase of $636.3 million, or 21.1%, in the average balance of loans compared to the second quarter 2022. The yield earned on other earning assets increased 413 bps and the average balance of other earning assets increased $189.0 million, or 58.6%. The increase in the average balance of other earning assets was due primarily to higher cash balances. The average balance of securities decreased $16.2 million, or 2.6%, while the yield earned on the securities portfolio increased 125 bps for the second quarter 2023 compared to the second quarter 2022. The increase in the yields earned on loans, other earning assets and securities was due to the continued rise in interest rates during 2023. The yield on funded portfolio originations was 8.42% in the second quarter 2023, an increase of 366 bps compared to the second quarter 2022.

The increase in total interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due primarily to an increase in interest earned on loans resulting from an increase of 65 bps in the yield on loans, including loans held-for-sale, as well as an increase of $621.8 million, or 20.7%, in the average balance of loans, including loans held-for-sale. The yield on other earning assets increased 432 bps and the average balance of other earning assets increased $33.0 million, or 8.5%. In addition, the average balance of securities decreased $39.7 million, or 6.3%, and the yield earned on the securities portfolio increased 138 bps for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in the yields earned on loans, other earning assets and securities was due to the continued rise in interest rates during 2023. The yield on funded portfolio originations was 8.0% for the six months ended June 30, 2023, an increase of 314 bps compared to the six months ended June 30, 2022.

The increase in total interest expense for the second quarter 2023 compared to the second quarter 2022 was due primarily to increases of $16.8 million, or 441.2%, in interest expense associated with certificates and brokered deposits, $10.4 million, or 541.0%, in interest expense associated with money market accounts, $1.3 million, or 31.9%, in interest expense associated with other borrowed funds and $1.0 million, or 223.8%, in interest expense associated with interest-bearing demand deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 269 bps in the cost of these deposits, as well as an increase of $921.2 million, or 83.4%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits throughout 2023 to supplement on-balance sheet liquidity. The increase in interest expense related to money market accounts was driven primarily by an increase of 334 bps in the cost of these deposits, partially offset by a decrease in the average balance of these deposits of $153.2 million, or 10.7%. The increase in interest expense related to other borrowed funds was due primarily to additional long-term FHLB advances in the second half of 2022 at rates lower than market deposit costs, as the cost of the borrowed funds increased only 19 bps while the average balance increased 23.3%. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 114 bp increase in the cost of these deposits, as well as an increase of $11.7 million, or 3.4%, in the average balance of these deposits. The increase in the overall cost of deposits was due primarily to the continued rise in interest rates during 2023. Beginning in March 2022, the Federal Reserve has increased the Fed Funds rate 5.00% through June 30, 2023, which has impacted pricing of the Company’s deposit products.

The increase in total interest expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due primarily to increases of $26.5 million, or 334.4%, in interest expense associated with certificates and brokered deposits, $21.2 million, or 618.7%, in interest expense associated with money market accounts, $2.3 million, or 395.4%, in interest expense associated with other borrowed funds and $1.5 million, or 174.4%, in interest expense associated with interest-bearing demand deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 241 bps in the cost of these deposits, as well as an increase of 672.8 million, or 57.8%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits throughout 2023 to supplement on-balance sheet liquidity. The increase in interest expense related to money market accounts was driven primarily by an increase of 326 bps in the cost of these deposits, partially offset by a decrease of $115.2 million, or 8.0%, in the average balance of these deposits. The increase in interest expense related to other borrowed funds was due primarily to additional long-term FHLB advances in the second half of 2022 at rates lower than market deposit costs, as the cost of the borrowed funds increased only 19 bps while the average balance increased 19.7%. The increase in interest expense related to interest-bearing demand deposits was due primarily to an 87 bp increase in the cost of these deposits, as well as an increase of $13.5 million, or 4.1%, in the average balance of these deposits. The increase in the overall cost of deposits was due primarily to the continued rise in interest rates during 2023. Beginning in March 2022, the Federal Reserve has increased the Fed Funds rate 5.00% through June 30, 2023, which has impacted pricing of the Company’s deposit products.

Overall, the cost of total interest-bearing liabilities for the second quarter 2023 increased 246 bps to 3.62% from 1.16% for the second quarter 2022. The cost of total interest-bearing liabilities for the six months ended June 30, 2023 increased 226 bps to 3.41% from 1.15% for the six months ended June 30, 2022. The increase in the cost of funds for both the three and six months ended June 30, 2023 reflects the rapid rise in interest rates in 2023.

Net interest margin (“NIM”) was 1.53% for the second quarter 2023 compared to 2.60% for the second quarter 2022, a decrease of 107 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.64% for the second quarter 2023 compared to 2.74% for the second quarter 2022, a decrease of 110 bps. NIM was 1.64% for the six months ended June 30, 2023 compared to 2.58% for the six months ended June 30, 2022, a decrease of 94 bps. FTE NIM was 1.76% for the six months ended June 30, 2023 compared to 2.71% for the six months ended June 30, 2022, a decrease of 95 bps.

The decrease in both the three and six months ended June 30, 2023 NIM and FTE NIM compared to the three and six months ended June 30, 2022 reflects the increase in the cost of interest-bearing liabilities, partially offset by the increase in earning asset yields noted above.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2023 and 2022.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Service charges and fees	$218	$209	$226	$248	$281	$427	$597
Loan servicing revenue	850	785	715	653	620	1,635	1,205
Loan servicing asset revaluation	(358)	(55)	(539)	(333)	(470)	(413)	(767)
Mortgage banking activities	—	76	1,010	871	1,710	76	3,583
Gain on sale of loans	4,868	4,061	2,862	2,713	1,952	8,929	5,797
Other	293	370	1,533	164	221	663	719
Total noninterest income	$5,871	$5,446	$5,807	$4,316	$4,314	$11,317	$11,134

During the second quarter 2023, noninterest income was $5.9 million, representing an increase of $1.6 million, or 36.1%, compared to $4.3 million for the second quarter 2022. The increase in noninterest income was due primarily to increases in gain on sale of loans and net servicing revenue, partially offset by a decrease in revenue from mortgage banking activities. The increase of $2.9 million, or 149.4%, in gain on sale of loans was due to an increase in the volume of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales. The increase of $0.3 million, or 228.0%, in net servicing revenue reflects the growth in the Company’s SBA servicing portfolio, as origination volume has increased over the past year. The decrease in mortgage banking revenue was due to the Company’s exit from the mortgage business in the first quarter 2023.

During the six months ended June 30, 2023, noninterest income was $11.3 million, an increase of $0.2 million, or 1.6%, compared to $11.1 million for the six months ended June 30, 2022. The modest increase in noninterest income was due primarily to increases in gain on sale of loans and net loan servicing revenue, partially offset by a decrease in mortgage banking activities. The increase of $3.1 million, or 54.0%, in gain on sale of loans was due to an increase in the volume of SBA 7(a) guaranteed loan sales. The increase in net loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, as well as slower prepayment speeds in first six months of 2023 compared to first six months of 2022. The decrease in mortgage banking revenue was due to the Company’s exit from the mortgage business in the first quarter 2023.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2023 and 2022.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Salaries and employee benefits	$10,706	$11,794	$10,404	$10,439	$10,832	$22,500	$20,710
Marketing, advertising and promotion	705	844	837	1,041	920	1,549	1,676
Consulting and professional services	711	926	914	790	1,197	1,637	3,122
Data processing	520	659	567	483	490	1,179	939
Loan expenses	1,072	1,977	1,018	1,142	693	3,049	2,275
Premises and equipment	2,661	2,777	2,921	2,808	2,419	5,438	4,959
Deposit insurance premium	936	543	355	229	287	1,479	568
Other	1,359	1,434	1,497	1,063	1,147	2,793	2,516
Total noninterest expense	$18,670	$20,954	$18,513	$17,995	$17,985	$39,624	$36,765

Noninterest expense for the second quarter 2023 was $18.7 million, compared to $18.0 million for the second quarter 2022. The increase of $0.7 million, or 3.8%, was due primarily to a $0.6 million increase in deposit insurance premium and a $0.4 million increase in loan expenses, partially offset by a decrease of $0.5 million in consulting and professional fees. The second quarter 2022 includes a $0.5 million discretionary inflation bonus paid to certain employees and $0.3 million of accelerated equity compensation expense related to several retirements. Excluding these items, salaries and employee benefits increased $0.7 million due primarily to increased headcount and higher incentive compensation in small business lending. The increase in deposit insurance premium was due primarily to year-over-year asset growth and changes in the composition of the loans and deposit portfolios. The increase in loan expenses was due primarily to servicing fees related to franchise finance loans. The decrease in consulting and professional fees was due primarily to lower legal fees.

Noninterest expense for the six months ended June 30, 2023 was $39.6 million, compared to $36.8 million for the six months ended June 30, 2022. The increase of $2.8 million, or 7.8%, was due primarily to increases of $1.8 million in salaries and benefits, $0.9 million in deposit insurance premium, $0.8 million in loan expenses and $0.5 million in premises and equipment, partially offset by a $1.5 million decrease in consulting and professional fees. During the six months ended June 30, 2022, the Company paid a $0.5 million discretionary inflation bonus to certain employees and recognized accelerated equity compensation expense of $0.3 million related to several retirements. Excluding these items, salaries and employee benefits increased $2.6 million. The increase in salaries and employee benefits was due primarily to mortgage exit costs, such as severance, as well as an increase in headcount and higher incentive compensation in small business lending. The increase in loan expenses was due primarily to mortgage exit costs and accrued contract expenses. The increase in deposit insurance premium was due mainly to asset growth, as well as the composition of loans and deposits. The increase in premises and equipment was due mainly to increases in software maintenance and building maintenance. The decrease in consulting and professional fees was due primarily to consulting fees related to a special project that occurred in the first quarter of 2022, as well as lower legal fees in 2023.

The Company recorded an income tax benefit of $0.2 million for the second quarter 2023, compared to an income tax provision of $1.3 million for the second quarter 2022 and an effective tax rate of 11.8%. The Company recorded an income tax benefit of $2.6 million for the six months ended June 30, 2023, compared to an income tax provision of $3.1 million, or an effective tax rate of 12.9%, for the six months ended June 30, 2022. The income tax benefits recognized during 2023 reflect the impact of the partial charge-off of the commercial and industrial participation loan, as well as the benefit of tax exempt income relative to stated pre-tax income.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total assets	$4,947,049	$4,721,319	$4,543,104	$4,264,424	$4,099,806
Loans	3,646,832	3,607,242	3,499,401	3,255,906	3,082,127
Total securities	609,999	606,594	579,552	584,622	610,602
Loans held-for-sale	32,001	18,144	21,511	23,103	31,580
Noninterest-bearing deposits	119,291	140,449	175,315	142,875	126,153
Interest-bearing deposits	3,735,017	3,481,841	3,265,930	3,049,769	3,025,948
Total deposits	3,854,308	3,622,290	3,441,245	3,192,644	3,152,101
Advances from Federal Home Loan Bank	614,931	614,929	614,928	589,926	464,925
Total shareholders’ equity	354,332	355,572	364,974	360,857	365,332

Total assets increased $403.9 million, or 8.9%, to $4.9 billion at June 30, 2023 compared to $4.5 billion at December 31, 2022. The increase was due primarily to increases in loan and cash balances, and was funded by growth in deposit balances of $413.0 million, or 12.0%.

As of June 30, 2023, total shareholders’ equity was $354.3 million, a decrease of $10.6 million, or 3.0%, compared to December 31, 2022. The decrease in retained earnings was due primarily to stock repurchase activity and the day 1 CECL adjustment, partially offset by a decrease in accumulated other comprehensive loss. Tangible common equity totaled $349.6 million as of June 30, 2023, representing a decrease of $10.6 million, or 3.0%, compared to December 31, 2022. The ratio of total shareholders’ equity to total assets decreased to 7.16% as of June 30, 2023 from 8.03% as of December 31, 2022, and the ratio of tangible common equity to tangible assets decreased to 7.07% as of June 30, 2023 from 7.94% as of December 31, 2022.

Book value per common share increased 0.3% to $40.38 as of June 30, 2023 from $40.26 as of December 31, 2022. Tangible book value per share increased 0.3% to $39.85 as of June 30, 2023 from $39.74 as of December 31, 2022. The slight increase in both book value per common share and tangible book value per share reflects the effect of stock repurchase activity during the year, partially offset by declines in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022
Commercial loans
Commercial and industrial	$112,423	3.1%	$113,198	3.1%	$126,108	3.6%	$104,780	3.2%	$110,540	3.6%
Owner-occupied commercial real estate	59,564	1.6%	59,643	1.7%	61,836	1.8%	58,615	1.8%	61,277	2.0%
Investor commercial real estate	137,504	3.8%	142,174	3.9%	93,121	2.7%	91,021	2.8%	52,648	1.7%
Construction	192,453	5.3%	158,147	4.4%	181,966	5.2%	139,509	4.3%	143,475	4.7%
Single tenant lease financing	947,466	25.9%	952,533	26.4%	939,240	26.8%	895,302	27.4%	867,181	28.1%
Public finance	575,541	15.8%	604,898	16.8%	621,032	17.7%	614,139	18.9%	613,759	19.9%
Healthcare finance	245,072	6.7%	256,670	7.1%	272,461	7.8%	293,686	9.0%	317,180	10.3%
Small business lending	170,550	4.7%	136,382	3.8%	123,750	3.5%	113,001	3.5%	102,724	3.3%
Franchise finance	390,479	10.6%	382,161	10.6%	299,835	8.6%	225,012	6.8%	168,942	5.5%
Total commercial loans	2,831,052	77.5%	2,805,806	77.8%	2,719,349	77.7%	2,535,065	77.7%	2,437,726	79.1%
Consumer loans
Residential mortgage	396,154	10.9%	392,062	10.9%	383,948	11.0%	337,565	10.4%	281,124	9.1%
Home equity	24,375	0.7%	26,160	0.7%	24,712	0.7%	22,114	0.7%	19,928	0.6%
Other consumer	352,124	9.7%	338,133	9.4%	324,598	9.3%	312,512	9.7%	292,955	9.6%
Total consumer loans	772,653	21.3%	756,355	21.0%	733,258	21.0%	672,191	20.8%	594,007	19.3%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	43,127	1.2%	45,081	1.2%	46,794	1.3%	48,650	1.5%	50,394	1.6%
Total loans	3,646,832	100.0%	3,607,242	100.0%	3,499,401	100.0%	3,255,906	100.0%	3,082,127	100.0%
Allowance for credit losses [2]	(36,058)		(36,879)		(31,737)		(29,866)		(29,153)
Net loans	$3,610,774		$3,570,363		$3,467,664		$3,226,040		$3,052,974

1 Includes carrying value adjustments of $30.5 million, $31.5 million, $32.5 million, $33.9 million and $35.4 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively.

2 Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

Total loans were $3.6 billion as of June 30, 2023, an increase of $147.4 million, or 4.2%, compared to December 31, 2022. Total commercial loan balances were $2.8 billion as of June 30, 2023, up $111.7 million, or 4.1%, from December 31, 2022. Total consumer loan balances were $772.7 million as of June 30, 2023, an increase of $39.4 million, or 5.4%, compared to December 31, 2022. Compared to December 31, 2022, the increase in commercial loan balances was driven by growth in franchise finance and small business lending, as well as combined growth in investor commercial real estate and construction balances. The increase was partially offset by a decrease in public finance, as well as continued runoff in healthcare finance. The increase in consumer loans was due to higher balances in the recreational vehicles and trailers loan portfolios, in addition to funded residential mortgages and draws on construction/perm loans that were in the pipeline prior to exiting the business.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$2,836	$51	$350	$350
Owner-occupied commercial real estate	1,405	1,441	1,570	1,622	1,661
Single tenant lease financing	—	—	—	—	—
Small business lending [1]	3,729	3,797	4,764	2,958	1,297
Total commercial loans	5,134	8,074	6,385	4,930	3,308
Consumer loans:
Residential mortgage	992	1,006	1,048	1,073	1,201
Home equity	—	—	—	—	14
Other consumer	101	141	17	3	4
Total consumer loans	1,093	1,147	1,065	1,076	1,219
Total nonaccrual loans	6,227	9,221	7,450	6,006	4,527

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	79	—	—
Total consumer loans	—	—	79	—	—
Total past due 90 days and accruing loans	—	—	79	—	—

Total nonperforming loans	6,227	9,221	7,529	6,006	4,527

Other real estate owned
Residential mortgage	106	106	—	—	—
Total other real estate owned	106	106	—	—	—

Other nonperforming assets	64	19	42	—	23

Total nonperforming assets	$6,397	$9,346	$7,571	$6,006	$4,550

Total nonperforming loans to total loans [2]	0.17%	0.26%	0.22%	0.18%	0.15%
Total nonperforming assets to total assets [2]	0.13%	0.20%	0.17%	0.14%	0.11%
Allowance for credit losses to total loans	0.99%	1.02%	0.91%	0.92%	0.95%
Nonaccrual loans to total loans	0.17%	0.26%	0.22%	0.18%	0.15%
Allowance for credit losses to nonperforming loans [2]	579.1%	400.0%	426.0%	497.3%	644.0%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Total nonperforming loans decreased $1.3 million, or 17.3%, to $6.2 million as of June 30, 2023 compared to $7.5 million as of December 31, 2022 due primarily to payoffs in small business lending. Total nonperforming assets decreased $1.2 million, or 15.5%, to $6.4 million as of June 30, 2023, compared to $7.6 million as of December 31, 2022, due primarily to the payoff activity discussed above, partially offset by an increase in OREO. As of June 30, 2023, the Company had one residential mortgage property in OREO with a carrying value of $0.1 million. As of December 31, 2022, the Company did not own any OREO.

Troubled Debt Restructurings

With the adoption ASU 2022-02, effective January 1, 2023, TDR accounting was eliminated. Total TDRs as of December 31, 2022 were $5.5 million. There were two portfolio residential mortgage loans and one small business lending loan classified as new TDRs during the twelve months ended December 31, 2022 with pre-modification and post-modification balances totaling $1.6 million. The following table provides a summary of troubled debt restructurings.

(in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Troubled debt restructurings – nonaccrual	$—	$—	$2,864	$2,342	$2,389
Troubled debt restructurings – performing	—	—	2,658	2,410	2,425
Total troubled debt restructurings	$—	$—	$5,522	$4,752	$4,814

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters and the six months ended June 30, 2023 and 2022.

	Three Months Ended					Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Balance, beginning of period, December 31, 2022	$36,879	$31,737	$29,866	$29,153	$28,251	$31,737	$27,841
Adoption of ASU 2016-13 (CECL)	—	2,962	—	—	—	2,962	—
Balance, beginning of period	36,879	34,699	29,866	29,153	28,251	34,699	27,841
Provision charged to expense	753	9,373	2,109	892	1,185	10,126	1,976
Losses charged off
Commercial and industrial	—	6,965	—	—	—	6,965	—
Healthcare finance	25	—	—	—	—	25	—
Small business lending	1,358	60	192	130	—	1,418	80
Franchise finance	331	—	—	—	—	331	—
Other consumer	150	232	101	106	128	382	291
Tax refund advance loans	—	—	—	—	372	—	1,860
Total losses charged off	1,864	7,257	293	236	500	9,121	2,231
Recoveries
Commercial and industrial	217	1	3	2	—	218	—
Single tenant lease financing	—	—	—	—	—	—	1,231
Small business lending	37	3	7	3	2	40	19
Residential mortgage	1	2	2	1	1	3	2
Home equity	2	1	2	1	134	3	136
Other consumer	33	57	41	50	80	90	179
Total recoveries	290	64	55	57	217	354	1,567
Balance, end of period	$36,058	$36,879	$31,737	$29,866	$29,153	$36,058	$29,153

Net charge-offs	$1,574	$7,193	$238	$179	$283	$8,767	$664

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.46%)	27.16%	0.00%	0.00%	0.00%	13.74%	0.00%
Single tenant lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.29%)
Healthcare finance	0.02%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Small business lending	1.50%	0.15%	0.14%	0.14%	0.00%	1.69%	0.11%
Franchise finance	0.17%	0.00%	0.00%	0.00%	0.00%	0.18%	0.00%
Total commercial net charge-offs (recoveries)	0.10%	1.02%	0.01%	0.01%	0.00%	0.61%	(0.10%)
Residential mortgage	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Home equity	(0.02%)	(0.02%)	(0.01%)	(0.01%)	(1.42%)	(0.02%)	(1.48%)
Other consumer	0.21%	0.36%	0.18%	0.20%	0.30%	0.28%	0.34%
Tax refund advance loans	0.00%	0.00%	0.00%	0.00%	23.55%	0.00%	12.89%
Total consumer net charge-offs	0.03%	0.09%	0.01%	0.01%	0.11%	0.08%	0.71%
Total net charge-offs to average loans	0.17%	0.82%	0.03%	0.02%	0.04%	0.49%	0.05%

    The allowance for credit losses (“ACL”) was $36.1 million as of June 30, 2023, compared to $31.7 million as of December 31, 2022. The increase in the ACL reflects the day one current expected credit losses (“CECL”) adjustment of $3.0 million, as well as overall growth in the loan portfolio and changes in certain economic forecasts that impacted quantitative factors for certain portfolios. The ACL as a percentage of total loans was 0.99% at June 30, 2023, compared to 0.91%, at December 31, 2022. The ACL as a percentage of nonperforming loans increased to 579.1% as of June 30, 2023, compared to 426.0% as of December 31, 2022, due to the increase in the ACL, as well as the decline in nonperforming loans.

Net charge-offs of $1.6 million were recognized during the second quarter 2023, resulting in net charge-offs to average loans of 0.17%, compared to net charge-offs to average loans of 0.04% for the second quarter 2022. The increase in net charge-offs was due primarily to an increase in charge-offs in small business loans and a charge off of one franchise finance loan.

During the six months ended June 30, 2023, the Company recorded net charge-offs of $8.8 million, compared to net charge-offs of $0.7 million during the six months ended June 30, 2022. The increase in net charge-offs for the six months ended June 30, 2023 was driven primarily by a $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status and subsequently charged off during the first quarter 2023, as well as the increase in charge-offs in small business loans and a charge-off of one franchise finance loan discussed above and a recovery in single tenant lease financing in the first quarter 2022. These were offset by $1.9 million of charge-offs related to tax refund advance loans in 2022.

The provision for credit losses in the second quarter 2023 was $1.7 million, compared to $1.2 million for the second quarter 2022. The increase in provision for the second quarter 2023 was driven primarily by the increase in net charge-offs and an increase in the reserve for unfunded commitments, partially offset by the positive impact of economic forecasts on certain portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$41,024	$38,675	$35,606	$38,197	$41,542
Municipal securities	68,931	69,243	68,958	71,156	71,264
Agency mortgage-backed securities - residential	239,263	249,795	252,066	259,568	265,196
Agency mortgage-backed securities - commercial	16,311	16,739	17,142	17,825	23,312
Private label mortgage-backed securities - residential	14,749	11,445	11,777	12,320	13,259
Asset-backed securities	1,000	5,000	5,000	5,000	5,000
Corporate securities	43,613	45,623	45,634	44,644	42,655
Total available-for-sale	424,891	436,520	436,183	448,710	462,228
Securities held-to-maturity, net
Municipal securities	13,913	13,932	13,946	13,957	13,969
Agency mortgage-backed securities - residential	169,186	146,809	121,853	123,718	117,749
Agency mortgage-backed securities - commercial	5,795	5,806	5,818	5,828	5,838
Corporate securities	41,711	44,214	47,551	47,554	47,557
Total held-to-maturity, net	230,605	210,761	189,168	191,057	185,113
Total securities	$655,496	$647,281	$625,351	$639,767	$647,341

(in thousands)
Approximate Fair Value	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$39,474	$37,047	$33,809	$36,329	$40,003
Municipal securities	67,209	68,636	67,276	63,537	67,923
Agency mortgage-backed securities - residential	204,141	216,752	215,092	219,191	237,546
Agency mortgage-backed securities - commercial	14,891	15,530	15,840	16,522	22,207
Private label mortgage-backed securities - residential	13,415	10,275	10,455	11,041	12,479
Asset-backed securities	1,000	4,998	4,960	4,884	4,897
Corporate securities	39,264	42,595	42,952	42,061	40,434
Total available-for-sale	379,394	395,833	390,384	393,565	425,489
Securities held-to-maturity
Municipal securities	12,950	13,144	12,832	12,668	13,356
Agency mortgage-backed securities - residential	153,593	133,267	106,741	107,570	109,054
Agency mortgage-backed securities - commercial	4,551	4,703	4,552	4,686	5,048
Corporate securities	37,549	41,349	44,358	45,053	46,561
Total held-to-maturity	208,643	192,463	168,483	169,977	174,019
Total securities	$588,037	$588,296	$558,867	$563,542	$599,508

The approximate fair value of available-for-sale investment securities decreased $11.0 million, or 2.8%, to $379.4 million as of June 30, 2023, compared to $390.4 million as of December 31, 2022. The decrease was due primarily to decreases of $11.0 million in agency mortgage-backed securities - residential, $4.0 million in asset-backed securities and $3.7 million in corporate securities, partially offset by increases of $5.7 million in U.S. Government-sponsored agencies and $3.0 million in private label mortgage-backed securities - residential. The decrease was caused primarily by principal paydowns outpacing new purchase activity for certain available-for-sale portfolios.

Accrued Income and Other Assets

    Accrued income and other assets increased $4.4 million, or 9.7%, to $49.3 million at June 30, 2023 compared to $44.9 million at December 31, 2022. The increase was primarily related to an increase of $3.5 million in deferred tax assets and $1.4 million in fund investments, partially offset by a decrease of $0.5 million in derivative assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities increased $0.9 million, or 6.5%, to $15.5 million at June 30, 2023, compared to $14.5 million at December 31, 2022. The increase was due primarily to increases of $3.5 million in the reserve for unfunded commitments and $2.4 million in other accrued expenses, partially offset by decreases of $2.1 million in other liabilities, $1.5 million in accrued salary and benefits and $1.2 million in accrued taxes.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022		June 30, 2022
Noninterest-bearing deposits	$119,291	3.1%	$140,449	3.9%	$175,315	5.1%	$142,635	4.5%	$126,153	4.0%
Interest-bearing demand deposits	398,899	10.3%	351,641	9.7%	335,611	9.8%	337,765	10.6%	350,551	11.1%
Savings accounts	28,239	0.7%	32,762	0.9%	44,819	1.3%	52,228	1.6%	65,365	2.1%
Money market accounts	1,232,719	32.0%	1,254,013	34.6%	1,418,599	41.2%	1,378,087	43.2%	1,363,424	43.3%
BaaS - brokered deposits	25,549	0.7%	25,725	0.7%	13,607	0.4%	96,287	3.0%	194,133	6.2%
Certificates of deposits	1,366,409	35.5%	1,170,094	32.3%	874,490	25.4%	773,040	24.2%	800,598	25.3%
Brokered deposits	683,202	17.7%	647,606	17.9%	578,804	16.8%	412,602	12.9%	251,877	8.0%
Total deposits	$3,854,308	100.0%	$3,622,290	100.0%	$3,441,245	100.0%	$3,192,644	100.0%	$3,152,101	100.0%

Total deposits increased $413.1 million, or 12.0%, to $3.9 billion as of June 30, 2023, compared to $3.4 billion as of December 31, 2022. This increase was due primarily to increases of $491.9 million, or 56.3%, in certificates of deposits, $104.4 million, or 18.0%, in brokered deposits, $63.3 million, or 18.9%, in interest-bearing demand deposits and $11.9 million, or 87.8%, in BaaS - brokered deposits, partially offset by decreases of $185.9 million, or 13.1%, in money market accounts, $56.0 million, or 32.0%, in noninterest-bearing deposits and $16.6 million, or 37.0%, in savings accounts. The increase in certificates of deposits and brokered deposits was due primarily to strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits throughout 2023 to supplement on-balance sheet liquidity. The increase in interest-bearing demand deposits was due primarily to growth in BaaS deposits. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile, as well as certain higher-cost relationships that were exited during 2023. The decline in noninterest-bearing deposits was due primarily to drawdowns from commercial real estate development and construction clients contributing equity to projects the Company is financing.

Uninsured deposit balances represented 24% of total deposits at June 30, 2023, down from 33% at December 31, 2022. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance decreases to 18%, down from 24% as of December 31, 2022.

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

The following tables present actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2023 and December 31, 2022, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$378,819	10.10%	$262,422	7.00%	N/A	N/A
Bank	463,429	12.39%	261,755	7.00%	$243,058	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	378,819	10.10%	318,655	8.50%	N/A	N/A
Bank	463,429	12.39%	317,845	8.50%	299,148	8.00%
Total capital to risk-weighted assets
Consolidated	520,019	13.87%	393,633	10.50%	N/A	N/A
Bank	499,945	13.37%	392,632	10.50%	373,936	10.00%
Leverage ratio
Consolidated	378,819	7.63%	198,515	4.00%	N/A	N/A
Bank	463,429	9.35%	198,171	4.00%	247,714	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,150	10.93%	$249,795	7.00%	N/A	N/A
Bank	466,257	13.10%	249,191	7.00%	$231,392	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,150	10.93%	303,323	8.50%	N/A	N/A
Bank	466,257	13.10%	302,590	8.50%	284,790	8.00%
Total capital to risk-weighted assets
Consolidated	526,419	14.75%	374,693	10.50%	N/A	N/A
Bank	497,994	13.99%	373,787	10.50%	355,988	10.00%
Leverage ratio
Consolidated	390,150	9.06%	172,330	4.00%	N/A	N/A
Bank	466,257	10.84%	172,093	4.00%	215,116	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 17, 2023 to shareholders of record as of June 30, 2023. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2023, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for the next twelve months and longer. The Company may explore strategic alternatives, including additional asset, deposit or revenue generation channels that complement our small business, commercial and consumer banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

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

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023, and replaces the stock repurchase program mentioned above. Under this program, the Company repurchased 411,188 shares of common stock through June 30, 2023, at an average price of $19.07, for a total investment of $7.8 million.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2023, on a consolidated basis, the Company had $845.0 million in cash and cash equivalents and investment securities available-for-sale and $32.0 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2023, the Bank had the ability to borrow an additional $729.2 million from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $1.2 billion and represented 127% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2023, the Company, on an unconsolidated basis, had $12.3 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2023, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $544.8 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2023 totaled $1.1 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income (loss) before income taxes, adjusted income tax (benefit) provision, adjusted net income, adjusted diluted earnings (loss) per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the six months ended June 30, 2023 and 2022.

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Total equity - GAAP	$354,332	$355,572	$364,974	$360,857	$365,332	$354,332	$365,332
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$349,645	$350,885	$360,287	$356,170	$360,645	$349,645	$360,645

Total assets - GAAP	$4,947,049	$4,721,319	$4,543,104	$4,264,424	$4,099,806	$4,947,049	$4,099,806
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$4,942,362	$4,716,632	$4,538,417	$4,259,737	$4,095,119	$4,942,362	$4,095,119

Common shares outstanding	8,774,507	8,943,477	9,065,883	9,290,885	9,404,000	8,774,507	9,404,000

Book value per common share	$40.38	$39.76	$40.26	$38.84	$38.85	$40.38	$38.85
Effect of goodwill	(0.53)	(0.53)	(0.52)	(0.50)	(0.50)	(0.53)	(0.50)
Tangible book value per common share	$39.85	$39.23	$39.74	$38.34	$38.35	$39.85	$38.35

Total shareholders’ equity to assets	7.16%	7.53%	8.03%	8.46%	8.91%	7.16%	8.91%
Effect of goodwill	(0.09%)	(0.09%)	(0.09%)	(0.10%)	(0.10%)	(0.09%)	(0.10%)
Tangible common equity to tangible assets	7.07%	7.44%	7.94%	8.36%	8.81%	7.07%	8.81%

Total average equity - GAAP	$358,312	$363,273	$364,657	$371,303	$374,274	$360,779	$377,504
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$353,625	$358,586	$359,970	$366,616	$369,587	$356,092	$372,817

Return on average shareholders’ equity	4.35%	(3.37%)	6.91%	9.01%	10.23%	0.48%	11.09%
Effect of goodwill	0.05%	(0.04%)	0.09%	0.12%	0.13%	0.01%	0.14%
Return on average tangible common equity	4.40%	(3.41%)	7.00%	9.13%	10.36%	0.49%	11.23%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Total interest income	$58,122	$52,033	$45,669	$36,034	$36,106	$110,155	$72,140
Adjustments:
Fully-taxable equivalent adjustments [1]	1,347	1,383	1,384	1,314	1,377	2,731	2,691
Total interest income - FTE	$59,469	$53,416	$47,053	$37,348	$37,483	$112,886	$74,831

Net interest income	$18,145	$19,574	$21,669	$25,750	$25,680	$37,719	$51,430
Adjustments:
Fully-taxable equivalent adjustments [1]	1,347	1,383	1,384	1,314	1,377	2,731	2,691
Net interest income - FTE	$19,492	$20,957	$23,053	$27,064	$27,057	$40,450	$54,121

Net interest margin	1.53%	1.76%	2.09%	2.40%	2.60%	1.64%	2.58%
Effect of fully-taxable equivalent adjustments [1]	0.11%	0.13%	0.13%	0.13%	0.14%	0.12%	0.13%
Net interest margin - FTE	1.64%	1.89%	2.22%	2.53%	2.74%	1.76%	2.71%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Total Revenue- GAAP	$24,016	$25,020	$27,476	$28,310	$29,994	$49,036	$62,564
Adjustments:
Mortgage-related revenue	—	(65)	—	—	—	—	—
Adjusted total revenue	$24,016	$24,955	$27,476	$28,310	$29,994	$49,036	$62,564

Noninterest income - GAAP	$5,871	$5,446	$5,807	$4,316	$4,314	$11,317	$11,134
Adjustments:
Mortgage-related revenue	—	(65)	—	—	—	(65)	—
Adjusted noninterest income	$5,871	$5,381	$5,807	$4,316	$4,314	$11,252	$11,134

Noninterest expense - GAAP	$18,670	$20,954	$18,513	$17,995	$17,985	$39,624	$36,765
Adjustments:
Mortgage-related costs	—	(3,052)	—	—	—	(3,052)	—
Acquisition-related expenses	—	—	—	—	(103)	—	(273)
Nonrecurring consulting fee	—	—	—	—	—	—	—
Write-down of Software	—	—	—	(125)	—	—	(875)
Discretionary inflation bonus	—	—	—	—	(531)	—	(531)
Accelerated equity compensation	—	—	—	—	(289)	—	(289)
Adjusted noninterest expense	$18,670	$17,902	$18,513	$17,870	$17,062	$36,572	$34,797

Income (loss) before income taxes - GAAP	$3,648	$(5,349)	$6,854	$9,423	$10,824	$(1,701)	$23,823
Adjustments:[1]
Mortgage-related revenue	—	(65)	—	—	—	(65)	—
Mortgage-related costs	—	3,052	—	—	—	3,052	—
Partial charge-off of C&I participation loan	—	6,914	—	—	—	6,914	—
Acquisition-related expenses	—	—	—	—	103	—	273
Nonrecurring consulting fee	—	—	—	—	—	—	875
Write-down of Software	—	—	—	125	—	—	—
Discretionary inflation bonus	—	—	—	—	531	—	531
Accelerated equity compensation	—	—	—	—	289	—	289
Adjusted income before income taxes	$3,648	$4,552	$6,854	$9,548	$11,747	$8,200	$25,791

Income tax (benefit) provision - GAAP	$(234)	$(2,332)	$503	$987	$1,279	$(2,566)	$3,069
Adjustments:[1]
Mortgage-related revenue	—	(14)	—	—	—	(14)	—
Mortgage-related costs	—	641	—	—	—	641	—
Partial charge-off of C&I participation loan	—	1,452	—	—	—	1,452	—
Acquisition-related expenses	—	—	—	—	21	—	57
Nonrecurring consulting fee	—	—	—	—	—	—	184
Write-down of Software	—	—	—	26	—	—	—
Discretionary inflation bonus	—	—	—	—	112	—	112
Accelerated equity compensation	—	—	—	—	61	—	61
Adjusted income tax (benefit) provision	$(234)	$(253)	$503	$1,013	$1,473	$(487)	$3,483
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) - GAAP	$3,882	$(3,017)	$6,351	$8,436	$9,545	$865	$20,754
Adjustments:
Mortgage-related revenue	—	(51)	—	—	—	(51)	—
Mortgage-related costs	—	2,411	—	—	—	2,411	—
Partial charge-off of C&I participation loan	—	5,462	—	—	—	5,462	—
Acquisition-related expenses	—	—	—	—	82	—	216
Nonrecurring consulting fee	—	—	—	—	—	—	691
Write-down of Software	—	—	—	99	—	—	—
Discretionary inflation bonus	—	—	—	—	419	—	419
Accelerated equity compensation	—	—	—	—	228	—	228
Adjusted net income	$3,882	$4,805	$6,351	$8,535	$10,274	$8,687	$22,308

Diluted average common shares outstanding	8,908,180	9,024,072	9,343,533	9,525,855	9,658,689	8,980,262	9,764,232

Diluted earnings (loss) per share - GAAP	$0.44	$(0.33)	$0.68	$0.89	$0.99	$0.10	$2.13
Adjustments:
Mortgage-related revenue	—	(0.01)	—	—	—	(0.01)	—
Mortgage-related costs	—	0.27	—	—	—	0.27	—
Effect of partial charge-off of C&I participation loan	—	0.60	—	—	—	0.61	—
Effect of acquisition-related expenses	—	—	—	—	0.01	—	0.02
Effect of nonrecurring consulting fee	—	—	—	—	—	—	0.07
Effect of write-down of software	—	—	—	0.01	—	—	—
Effect of discretionary inflation bonus	—	—	—	—	0.04	—	0.04
Effect of accelerated equity compensation	—	—	—	—	0.02	—	0.02
Adjusted diluted earnings per share	$0.44	$0.53	$0.68	$0.90	$1.06	$0.97	$2.28

Return on average assets	0.32%	(0.26%)	0.59%	0.82%	0.93%	0.04%	1.01%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.00%	0.21%	0.00%	0.00%	0.00%	0.10%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	0.48%	0.00%	0.00%	0.00%	0.23%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.01%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.03%
Effect of write-down of software	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.04%	0.00%	0.02%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%	0.01%
Adjusted return on average assets	0.32%	0.43%	0.59%	0.83%	1.00%	0.37%	1.08%

Return on average shareholders' equity	4.35%	(3.37%)	6.91%	9.01%	10.23%	0.48%	11.09%
Effect of mortgage-related revenue	0.00%	(0.06%)	0.00%	0.00%	0.00%	(0.03%)	0.00%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Effect of mortgage-related costs	0.00%	2.69%	0.00%	0.00%	0.00%	1.35%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	6.10%	0.00%	0.00%	0.00%	3.05%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.09%	0.00%	0.12%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.37%
Effect of write-down of software	0.00%	0.00%	0.00%	0.11%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.45%	0.00%	0.22%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.24%	0.00%	0.12%
Adjusted return on average shareholders' equity	4.35%	5.36%	6.91%	9.12%	11.01%	4.85%	11.92%
Return on average tangible common equity	4.40%	(3.41%)	7.00%	9.13%	10.36%	0.49%	11.23%
Effect of mortgage-related revenue	0.00%	(0.06%)	0.00%	0.00%	0.00%	(0.03%)	0.00%
Effect of mortgage-related costs	0.00%	2.73%	0.00%	0.00%	0.00%	1.37%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	6.18%	0.00%	0.00%	0.00%	3.09%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.09%	0.00%	0.12%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.37%
Effect of write-down of software	0.00%	0.00%	0.00%	0.11%	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.45%	0.00%	0.23%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.25%	0.00%	0.12%
Adjusted return on average tangible common equity	4.40%	5.44%	7.00%	9.24%	11.15%	4.92%	12.07%

Critical Accounting Policies and Estimates

There have been changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Note 1 Basis of Presentation for further details.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both June 30, 2023 and December 31, 2022, the Company had interest rate swaps with notional amounts of $260.0 million. Additionally, prior to the Company’s decision to exit its consumer mortgage business in the first quarter 2023, we entered into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At June 30, 2023, the company did not have any commitments to sell residential real estate loans. At December 31, 2022, the Company had commitments to sell residential real estate loans of $17.0 million. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of June 30, 2023, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	20.51%	11.57%	N/A	(4.26%)	(8.63%)
NII - Year 2	51.54%	40.44%	26.30%	19.90%	12.59%
EVE	27.06%	17.46%	N/A	(7.48%)	(15.13%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2023, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.82%	4.77%	N/A	(2.37%)	(4.67%)
NII - Year 2	50.49%	39.76%	26.30%	19.18%	11.22%
EVE	23.91%	15.28%	N/A	(7.72%)	(15.44%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The recent bank failures and related negative media attention have caused significant market trading volatility among publicly traded bank and financial holding companies, particularly for regional and community banks. These developments have negatively impacted customer confidence in smaller banks, which could prompt customers to move their deposits to larger financial institutions. Further, competition for and costs of deposits have similarly increased, putting pressure on net interest margin. While we have taken actions to improve our costs of funds, there is no guarantee that such actions will be successful or sufficient in the current or future market.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023. Under this program, the Company has repurchased 411,188 shares of common stock through June 30, 2023, at an average price of $19.07, for a total investment of $7.8 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the second quarter 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
April 1, 2023 - April 30, 2023	38,000	$16.01	38,000	$19,294
May 1, 2023 - May 31, 2023	88,000	$11.61	88,000	$18,272
June 1, 2023 - June 30, 2023	77,000	$14.48	77,000	$17,157
Total	203,000		203,000

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1	Form of Non-Employee Director Restricted Stock Award Agreement Under 2022 Equity Incentive Plan *	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Filed Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically

*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

8/8/2023	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/8/2023	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)