Form 10-Q
period 2023-09-30
First Internet Bancorp
filed 2023-11-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
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

As of November 3, 2023, the registrant had 8,643,673 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “acquire”, “anticipate,” “attempt,” “believe,” “can,” “change,” “continue,” “could,” “decline,” “decrease,” “differentiate,” “diversify,” “driving,” “effort,” “emerging,” “estimate,” “expect,” “grow,” “increase,” “intend,” “likely,” “may,” “objective,” “plan,” “position,” “potential,” “preliminary,” “pursue,” “remain,” “retain,” “should,” “slowest,” “succeed,” “will,” “win,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties, including without limitation: changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; changing bank regulatory conditions, policies or programs, whether arising as a result of new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or First Internet Bank (the “Bank”) in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and credit losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from the Bank; results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$3,595	$17,426
Interest-bearing deposits	517,610	239,126
Total cash and cash equivalents	521,205	256,552
Securities available-for-sale, at fair value (amortized cost of $507,632 and $436,183 in 2023 and 2022, respectively)	450,827	390,384
Securities held-to-maturity, at amortized cost, net of allowance for credit losses (fair value of $201,650 and $168,483 in 2023 and 2022, respectively)	231,928	189,168
Loans held-for-sale (includes $9,110 at fair value in 2022)	31,669	21,511
Loans	3,735,068	3,499,401
Allowance for credit losses - loans	(36,452)	(31,737)
Net loans	3,698,616	3,467,664
Accrued interest receivable	23,761	21,069
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	40,619	39,859
Premises and equipment, net	74,197	72,711
Goodwill	4,687	4,687
Servicing asset, at fair value	9,579	6,255
Other real estate owned	106	—
Accrued income and other assets	53,479	44,894
Total assets	$5,169,023	$4,543,104
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$125,265	$175,315
Interest-bearing deposits	3,958,280	3,265,930
Total deposits	4,083,545	3,441,245
Advances from Federal Home Loan Bank	614,933	614,928
Subordinated debt, net of unamortized debt issuance costs of $2,239 and $2,468 in 2023 and 2022, respectively	104,761	104,532
Accrued interest payable	2,968	2,913
Accrued expenses and other liabilities	15,072	14,512
Total liabilities	4,821,279	4,178,130
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,669,673 and 9,065,883 shares issued and outstanding in 2023 and 2022, respectively	185,085	192,935
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	203,856	205,675
Accumulated other comprehensive loss	(41,197)	(33,636)
Total shareholders’ equity	347,744	364,974
Total liabilities and shareholders’ equity	$5,169,023	$4,543,104

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Income
Loans	$48,898	$34,643	$139,647	$100,246
Securities – taxable	4,301	2,701	11,742	7,489
Securities – non-taxable	912	491	2,570	1,068
Other earning assets	8,904	1,264	19,211	2,436
Total interest income	63,015	39,099	173,170	111,239
Interest Expense
Deposits	40,339	10,520	102,285	23,025
Other borrowed funds	5,298	4,585	15,788	12,790
Total interest expense	45,637	15,105	118,073	35,815
Net Interest Income	17,378	23,994	55,097	75,424
Provision for credit losses - loans	1,850	892	11,976	2,868
Benefit for credit losses - debt securities held to maturity	(15)	—	(15)	—
Provision for credit losses - off-balance sheet commitments	111	—	1,098	—
Net Interest Income After Provision for Credit Losses	15,432	23,102	42,038	72,556
Noninterest Income
Service charges and fees	208	248	635	845
Loan servicing revenue	1,064	653	2,699	1,858
Loan servicing asset revaluation	(257)	(333)	(670)	(1,100)
Mortgage banking activities	—	871	76	4,454
Gain on sale of loans	5,569	2,713	14,498	8,510
Other	823	164	1,486	883
Total noninterest income	7,407	4,316	18,724	15,450
Noninterest Expense
Salaries and employee benefits	11,767	10,439	34,267	31,149
Marketing, advertising and promotion	500	1,041	2,049	2,717
Consulting and professional services	552	790	2,189	3,912
Data processing	701	483	1,880	1,422
Loan expenses	1,336	1,142	4,385	3,417
Premises and equipment	2,315	2,808	7,753	7,767
Deposit insurance premium	1,067	229	2,546	797
Other	1,518	1,063	4,311	3,579
Total noninterest expense	19,756	17,995	59,380	54,760
Income Before Income Taxes	3,083	9,423	1,382	33,246
Income Tax (Benefit) Provision	(326)	987	(2,892)	4,056
Net Income	$3,409	$8,436	$4,274	$29,190
Income Per Share of Common Stock
Basic	$0.39	$0.89	$0.48	$3.04
Diluted	$0.39	$0.89	$0.48	$3.01
Weighted-Average Number of Common Shares Outstanding
Basic	8,744,385	9,458,259	8,889,532	9,615,039
Diluted	8,767,217	9,525,855	8,907,748	9,681,742
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive (Loss) Income – Unaudited
(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,409	$8,436	$4,274	$29,190
Other comprehensive loss
Securities available-for-sale
Net unrealized holding losses recorded within other comprehensive loss before income tax	(11,308)	(18,406)	(11,006)	(51,682)
Income tax benefit	(2,600)	(5,121)	(2,537)	(13,384)
Net effect on other comprehensive loss	(8,708)	(13,285)	(8,469)	(38,298)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	(5,402)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	173	296	537	608
Income tax provision (benefit)	45	69	140	(1,203)
Net effect on other comprehensive loss	128	227	397	(3,591)

Cash flow hedges
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	740	6,058	664	19,424
Income tax provision	171	1,393	153	5,639
Net effect on other comprehensive loss	569	4,665	511	13,785

Total other comprehensive loss	(8,011)	(8,393)	(7,561)	(28,104)
Comprehensive (loss) income	$(4,602)	$43	$(3,287)	$1,086

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2023 and 2022
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net income	—	4,274	—	4,274
Other comprehensive loss	—	—	(7,561)	(7,561)
Dividends declared ($0.18 per share)	—	(1,602)	—	(1,602)
Recognition of the fair value of share-based compensation	873	—	—	873
Repurchased shares of common stock (462,525)	(8,535)	—	—	(8,535)
Excise tax on repurchase of common stock	(85)	—	—	(85)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, September 30, 2023	$185,085	$203,856	$(41,197)	$347,744

Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	29,190	—	29,190
Other comprehensive loss	—	—	(28,104)	(28,104)
Dividends declared ($0.18 per share)	—	(1,744)	—	(1,744)
Recognition of the fair value of share-based compensation	1,967	—	—	1,967
Repurchased shares of common stock (518,167)	(20,626)	—	—	(20,626)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	15	—	—	15
Common stock redeemed for the net settlement of share-based awards	(179)	—	—	(179)
Balance, September 30, 2022	$200,123	$199,877	$(39,143)	$360,857
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2023 and 2022
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance July 1, 2023	$186,545	$200,973	$(33,186)	$354,332
Net income	—	3,409	—	3,409
Other comprehensive loss	—	—	(8,011)	(8,011)
Dividends declared ($0.06 per share)	—	(526)	—	(526)
Recognition of the fair value of share-based compensation	386	—	—	386
Repurchased shares of common stock (97,834)	(1,828)	—	—	(1,828)
Excise tax on repurchase of common stock	(18)	—	—	(18)
Balance, September 30, 2023	$185,085	$203,856	$(41,197)	$347,744

Balance July 1, 2022	$204,071	$192,011	$(30,750)	$365,332
Net income	—	8,436	—	8,436
Other comprehensive loss	—	—	(8,393)	(8,393)
Dividends declared ($0.06 per share)	—	(570)	—	(570)
Recognition of the fair value of share-based compensation	434	—	—	434
Repurchased shares of common stock (120,000)	(4,387)	—	—	(4,387)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, September 30, 2022	$200,123	$199,877	$(39,143)	$360,857

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands except per share data)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$4,274	$29,190
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,019	6,745
Increase in cash surrender value of bank-owned life insurance	(760)	(712)
Provision for credit losses [1]	13,059	2,868
Share-based compensation expense	873	1,967
Loans originated for sale	(248,622)	(431,053)
Proceeds from sale of loans	249,296	466,148
Gain on loans sold	(14,969)	(13,629)
Decrease in fair value of loans held-for-sale	143	599
Gain (loss) on derivatives	362	(3,625)
Loan servicing asset revaluation	670	1,100
Net change in accrued income and other assets	(4,385)	19,262
Net change in accrued expenses and other liabilities	(3,584)	(5,084)
Net cash provided by operating activities	(624)	73,776
Investing Activities
Net loan activity, excluding purchases	(51,677)	(87,883)
Proceeds from sale of other real estate owned	—	1,188
Maturities and calls of securities available-for-sale	39,749	69,798
Purchase of securities available-for-sale	(110,749)	(12,133)
Maturities and calls of securities held-to-maturity	14,236	5,927
Purchase of securities held-to-maturity	(53,573)	(41,246)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	431
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(3,131)
Purchase of premises and equipment	(4,970)	(14,368)
Loans purchased	(194,318)	(295,254)
Net proceeds from sale of portfolio loans	—	14,466
Other investing activities	(3,442)	374
Net cash used in investing activities	(364,744)	(361,831)
Financing Activities
Net increase in deposits	640,370	13,685
Cash dividends paid	(1,623)	(1,733)
Repurchase of common stock	(8,620)	(20,626)
Proceeds from advances from Federal Home Loan Bank	415,000	455,000
Repayment of advances from Federal Home Loan Bank	(415,000)	(380,000)
Other, net	(106)	(179)
Net cash provided by financing activities	630,021	66,147
Net Increase (Decrease) in Cash and Cash Equivalents	264,653	(221,908)
Cash and Cash Equivalents, Beginning of Period	256,552	442,960
Cash and Cash Equivalents, End of Period	$521,205	$221,052
Supplemental Disclosures
Cash paid during the period for interest	118,019	35,946
Cash paid during the period for taxes	864	1,893
Loans transferred to other real estate owned	106	—
Loans transferred to held-for-sale from portfolio	—	14,049
Cash dividends declared, paid in subsequent period	520	557
Securities purchased during the period, settled in subsequent period	2,632	2,997
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	—	96,220
1Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other period. The September 30, 2023 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2022.

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

Other than the adoption of new accounting standards, the Company has not changed its significant accounting and reporting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Adoption of new accounting standards

ASU 2016 - 13

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments - Credit losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected credit loss (“CECL”) methodology. The CECL estimate is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures, including loan commitments, standby letters of credit, financial guarantees and other similar instruments. Additionally, ASC 326 resulted in changes to the accounting for available-for-sale debt securities.

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

Accrued interest receivable on AFS debt securities totaled $2.3 million at September 30, 2023 and is excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.1 million at September 30, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

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

Accrued interest receivable on loans totaled $17.9 million and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more conservative calculation.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share
Net income	$3,409	$8,436	$4,274	$29,190
Weighted-average common shares	8,744,385	9,458,259	8,889,532	9,615,039
Basic earnings per common share	$0.39	$0.89	$0.48	$3.04
Diluted earnings per share
Net income	$3,409	$8,436	$4,274	$29,190
Weighted-average common shares	8,744,385	9,458,259	8,889,532	9,615,039
Dilutive effect of equity compensation	22,832	67,596	18,216	66,703
Weighted-average common and incremental shares	8,767,217	9,525,855	8,907,748	9,681,742
Diluted earnings per common share [1]	$0.39	$0.89	$0.48	$3.01
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 12,713 and 28,363 for the three and nine months ended September 30, 2023, respectively. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 426 and 1,616 for the three and nine months ended September 30, 2022, respectively.

Note 3:         Securities

The following tables summarize securities AFS and securities HTM as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$98,594	$550	$(1,966)	$97,178
Municipal securities	69,031	64	(6,323)	62,772
Agency mortgage-backed securities - residential [1]	235,468	—	(42,372)	193,096
Agency mortgage-backed securities - commercial	37,931	—	(1,768)	36,163
Private label mortgage-backed securities - residential	20,292	—	(1,716)	18,576
Asset-backed securities	6,713	2	(12)	6,703
Corporate securities	39,603	113	(3,377)	36,339
Total available-for-sale	$507,632	$729	$(57,534)	$450,827

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,903	$—	$(1,454)	$12,449	$(3)	$13,900
Mortgage-backed securities - residential	170,524	—	(23,112)	147,412	—	170,524
Mortgage-backed securities - commercial	5,782	—	(1,592)	4,190	—	5,782
Corporate securities	42,040	—	(4,441)	37,599	(318)	41,722
Total held-to-maturity	$232,249	$—	$(30,599)	$201,650	$(321)	$231,928

1 Includes $0.4 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of September 30, 2023.

Accrued interest receivable on AFS and HTM securities at September 30, 2023 was $2.3 million and $1.1 million, respectively, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

Over 96% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at September 30, 2023 and determined no additional ACL was necessary.

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

The carrying value of securities at September 30, 2023 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$550	$545
One to five years	29,373	30,293
Five to ten years	60,746	57,066
After ten years	116,559	108,385
	207,228	196,289
Agency mortgage-backed securities - residential	235,468	193,096
Agency mortgage-backed securities - commercial	37,931	36,163
Private label mortgage-backed securities - residential	20,292	18,576
Asset-backed securities	6,713	6,703
Total	$507,632	$450,827

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$995	$977
One to five years	7,135	6,817
Five to ten years	43,859	38,974
After ten years	3,954	3,280
	55,943	50,048
Agency mortgage-backed securities - residential	170,524	147,412
Agency mortgage-backed securities - commercial	5,782	4,190
Total	$232,249	$201,650

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2023 and December 31, 2022 was $605.9 million and $527.4 million, which was approximately 93% and 94%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2023, the Company’s security portfolio consisted of 504 securities, of which 488 were in an unrealized loss position. As of December 31, 2022, the Company’s security portfolio consisted of 445 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$42,445	$(184)	$26,328	$(1,782)	$68,773	$(1,966)
Municipal securities	9,729	(815)	46,445	(5,508)	56,174	(6,323)
Agency mortgage-backed securities- residential	4,292	(67)	188,803	(42,305)	193,095	(42,372)
Agency mortgage-backed securities- commercial	21,856	(95)	14,307	(1,673)	36,163	(1,768)
Private label mortgage-backed securities - residential	9,431	(251)	9,145	(1,465)	18,576	(1,716)
Asset-backed securities	5,803	(12)	—	—	5,803	(12)
Corporate securities	1,720	(330)	23,953	(3,047)	25,673	(3,377)
Total	$95,276	$(1,754)	$308,981	$(55,780)	$404,257	$(57,534)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,668	$(1,008)	$4,141	$(789)	$33,809	$(1,797)
Municipal securities	39,557	(1,766)	4,778	(374)	44,335	(2,140)
Agency mortgage-backed securities - residential	170,026	(29,690)	45,066	(7,284)	215,092	(36,974)
Agency mortgage-backed securities - commercial	10,560	(926)	5,280	(376)	15,840	(1,302)
Private label mortgage-backed securities	2,445	(330)	8,010	(992)	10,455	(1,322)
Asset-backed securities	4,960	(40)	—	—	4,960	(40)
Corporate securities	21,568	(1,452)	13,239	(1,265)	34,807	(2,717)
Total	$278,784	$(35,212)	$80,514	$(11,080)	$359,298	$(46,292)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities held-to-maturity
Municipal securities	$8,160	$(661)	$4,258	$(453)	$12,418	$(1,114)
Agency mortgage-backed securities - residential	68,408	(8,848)	38,332	(6,264)	106,740	(15,112)
Agency mortgage-backed securities - commercial	4,552	(1,266)	—	—	4,552	(1,266)
Corporate securities	36,866	(2,685)	7,492	(508)	44,358	(3,193)
Total	$117,986	$(13,460)	$50,082	$(7,225)	$168,068	$(20,685)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of September 30, 2023.

	Held-to-Maturity
(in thousands)	State and Municipal	Other	Total
Aaa/AAA	$95	$—	$95
Aa1/AA+	9,831	—	9,831
Aa2/AA	1,539	—	1,539
A1/A+	1,794	—	1,794
A2/A	644	5,000	5,644
A3/A-	—	4,512	4,512
Baa1/BBB+	—	9,500	9,500
Baa2/BBB	—	8,500	8,500
Baa3/BBB-	—	12,528	12,528
Ba1/BB+	—	2,000	2,000
Not Rated [1]	—	176,306	176,306
Total	$13,903	$218,346	$232,249

1 HTM agency mortgage-backed securities - commercial and residential are listed under Other securities as not rated.

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the three and nine months ended September 30, 2023.

Note 4:        Loans

Loan balances as of September 30, 2023 and December 31, 2022 are summarized in the table below. Categories of loans include:

(in thousands)	September 30, 2023	December 31, 2022
Commercial loans
Commercial and industrial	$114,265	$126,108
Owner-occupied commercial real estate	58,486	61,836
Investor commercial real estate	129,831	93,121
Construction	252,105	181,966
Single tenant lease financing	933,873	939,240
Public finance	535,960	621,032
Healthcare finance	235,622	272,461
Small business lending	192,996	123,750
Franchise finance	455,094	299,835
Total commercial loans	2,908,232	2,719,349
Consumer loans
Residential mortgage	393,501	383,948
Home equity	23,544	24,712
Other consumer loans	369,451	324,598
Total consumer loans	786,496	733,258
Total commercial and consumer loans	3,694,728	3,452,607
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	40,340	46,794
Total loans	3,735,068	3,499,401
Allowance for credit losses	(36,452)	(31,737)
Net loans	$3,698,616	$3,467,664

1 Includes carrying value adjustments of $29.0 million and $32.5 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2023 and December 31, 2022, respectively.

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

The following tables present changes in the balance of the ACL during the three and nine months ended September 30, 2023.

(in thousands)	Three Months Ended September 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,849	$260	$—	$1	$2,110
Owner-occupied commercial real estate	789	69	—	—	858
Investor commercial real estate	1,416	488	(591)	—	1,313
Construction	1,940	163	—	—	2,103
Single tenant lease financing	9,970	(1,605)	—	—	8,365
Public finance	1,509	(98)	—	—	1,411
Healthcare finance	2,421	(194)	—	—	2,227
Small business lending	2,618	2,341	(751)	13	4,221
Franchise finance	4,484	763	—	—	5,247
Residential mortgage	2,550	(215)	(56)	1	2,280
Home equity	224	(34)	—	2	192
Other consumer loans	6,288	(88)	(119)	44	6,125
Total	$36,058	$1,850	$(1,517)	$61	$36,452

(in thousands)	Nine Months Ended September 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$7,265	$(6,965)	$219	$2,110
Owner-occupied commercial real estate	651	62	145	—	—	858
Investor commercial real estate	1,099	(191)	996	(591)	—	1,313
Construction	2,074	(435)	464	—	—	2,103
Single tenant lease financing	10,519	(346)	(1,808)	—	—	8,365
Public finance	1,753	(135)	(207)	—	—	1,411
Healthcare finance	2,997	1,034	(1,779)	(25)	—	2,227
Small business lending	2,168	334	3,834	(2,169)	54	4,221
Franchise finance	3,988	(313)	1,903	(331)	—	5,247
Residential mortgage	1,559	406	367	(56)	4	2,280
Home equity	69	133	(15)	—	5	192
Other consumer loans	3,149	2,533	811	(502)	134	6,125
Total	$31,737	$2,962	$11,976	$(10,639)	$416	$36,452

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following table presents the activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2022.

(in thousands)	Three Months Ended September 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,026	$(301)	$—	$2	$1,727
Owner-occupied commercial real estate	703	(87)	—	—	616
Investor commercial real estate	621	453	—	—	1,074
Construction	1,707	(117)	—	—	1,590
Single tenant lease financing	9,712	315	—	—	10,027
Public finance	1,850	(61)	—	—	1,789
Healthcare finance	4,762	(1,150)	—	—	3,612
Small business lending	1,956	217	(130)	3	2,046
Franchise finance	2,281	734	—	—	3,015
Residential mortgage	1,138	231	—	1	1,370
Home equity	54	7	—	1	62
Other consumer loans	2,343	651	(106)	50	2,938
Total	$29,153	$892	$(236)	$57	$29,866

(in thousands)	Nine Months Ended September 30, 2022
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,891	$(166)	$—	$2	$1,727
Owner-occupied commercial real estate	742	(126)	—	—	616
Investor commercial real estate	328	746	—	—	1,074
Construction	1,612	(22)	—	—	1,590
Single tenant lease financing	10,385	(1,589)	—	1,231	10,027
Public finance	1,776	13	—	—	1,789
Healthcare finance	5,940	(2,328)	—	—	3,612
Small business lending	1,387	847	(210)	22	2,046
Franchise finance	1,083	1,932	—	—	3,015
Residential mortgage	643	724	—	3	1,370
Home equity	64	(139)	—	137	62
Other consumer loans	1,990	1,116	(397)	229	2,938
Tax refund advance loans	—	1,860	(1,860)	—	—
Total	$27,841	$2,868	$(2,467)	$1,624	$29,866

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table details activity in the provision for credit losses on off-balance sheet commitments for the three months ended September 30, 2023.

(dollars in thousands)	Balance June 30, 2023	Provision for credit losses	Balance September 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$188	$18	$206
Owner-occupied commercial real estate	8	1	9
Investor commercial real estate	20	(3)	17
Construction	2,897	(8)	2,889
Healthcare finance	—	—	—
Small business lending	242	148	390
Total commercial loans	3,355	156	3,511
Consumer loans
Residential mortgage	59	(34)	25
Home equity	63	(9)	54
Other consumer	14	(2)	12
Total consumer loans	136	(45)	91
Total allowance for off-balance sheet commitments	$3,491	$111	$3,602

The following table details activity in the provision for credit losses on off-balance sheet commitments for the nine months ended September 30, 2023.

(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision for credit losses	Balance September 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$96	$206
Owner-occupied commercial real estate	—	—	9	9
Investor commercial real estate	—	9	8	17
Construction	—	2,193	696	2,889
Healthcare finance	—	2	(2)	—
Small business lending	—	—	390	390
Total commercial loans	—	2,314	1,197	3,511
Consumer loans
Residential mortgage	—	127	(102)	25
Home equity	—	52	2	54
Other consumer	—	11	1	12
Total consumer loans	—	190	(99)	91
Total allowance for off-balance sheet commitments	$—	$2,504	$1,098	$3,602

The following table presents the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022.

(in thousands)	Loans			Allowance for Loan Losses
December 31, 2022	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance	Ending Balance: Collectively Evaluated for Impairment	Ending Balance: Individually Evaluated for Impairment	Ending Balance
Commercial and industrial	$116,307	$9,801	$126,108	$1,660	$51	$1,711
Owner-occupied commercial real estate	60,266	1,570	61,836	651	—	651
Investor commercial real estate	93,121	—	93,121	1,099	—	1,099
Construction	181,966	—	181,966	2,074	—	2,074
Single tenant lease financing	939,240	—	939,240	10,519	—	10,519
Public finance	621,032	—	621,032	1,753	—	1,753
Healthcare finance	272,461	—	272,461	2,997	—	2,997
Small business lending[1]	113,699	10,051	123,750	1,465	703	2,168
Franchise finance	299,835	—	299,835	3,988	—	3,988
Residential mortgage	380,272	3,676	383,948	1,559	—	1,559
Home equity	24,683	29	24,712	69	—	69
Other consumer	324,581	17	324,598	3,149	—	3,149
Total	$3,427,463	$25,144	$3,452,607	$30,983	$754	$31,737

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of September 30, 2023.

	September 30, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$22,954	$22,268	$15,535	$2,543	$12,543	$9,065	$28,909	$—	$113,817
Special Mention	—	32	—	—	—	—	416	—	448
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and industrial	22,954	22,300	15,535	2,543	12,543	9,065	29,325	—	114,265
Gross charge-offs	—	—	6,914	—	51	—	—	—	6,965
Owner-occupied commercial real estate
Pass	678	11,360	9,027	6,645	5,607	12,982	—	—	46,299
Special Mention	823	—	—	8,453	—	1,541	—	—	10,817
Substandard	—	—	—	—	—	1,370	—	—	1,370
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,501	11,360	9,027	15,098	5,607	15,893	—	—	58,486
Investor commercial real estate
Pass	5,033	36,150	24,800	9,927	48,070	5,851	—	—	129,831
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	5,033	36,150	24,800	9,927	48,070	5,851	—	—	129,831
Gross charge-offs	591	—	—	—	—	—	—	—	591
Construction
Pass	9,816	140,221	58,773	37,982	—	—	4,667	—	251,459
Special Mention	—	—	646	—	—	—	—	—	646
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	9,816	140,221	59,419	37,982	—	—	4,667	—	252,105
Single tenant lease financing
Pass	36,431	223,113	90,103	67,327	144,143	354,024	—	—	915,141
Special Mention	—	4,374	6,748	3,053	—	4,557	—	—	18,732
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	36,431	227,487	96,851	70,380	144,143	358,581	—	—	933,873
Public finance
Pass	2,017	35,716	29,750	3,590	46,076	416,531	—	—	533,680
Special Mention	—	—	—	—	—	2,280	—	—	2,280
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	2,017	35,716	29,750	3,590	46,076	418,811	—	—	535,960

	September 30, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	10,191	132,692	66,555	24,929	—	—	234,367
Special Mention	—	—	—	—	1,255	—	—	—	1,255
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	10,191	132,692	67,810	24,929	—	—	235,622
Gross charge-offs	—	—	—	—	25	—	—	—	25
Small business lending [1]
Pass	86,442	45,532	15,566	14,850	3,582	12,837	4,300	—	183,109
Special Mention	1,095	1,493	98	566	707	1,028	47	—	5,034
Substandard	—	1,169	55	1,510	1,161	520	438	—	4,853
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	87,537	48,194	15,719	16,926	5,450	14,385	4,785	—	192,996
Gross charge-offs	67	464	281	1,357	—	—	—	—	2,169
Franchise finance
Pass	177,616	217,700	59,476	—	—	—	—	—	454,792
Special Mention	—	—	302	—	—	—	—	—	302
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	177,616	217,700	59,778	—	—	—	—	—	455,094
Gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Payment performance
Performing	10,013	195,002	92,181	30,876	13,176	50,899	—	—	392,147
Nonperforming	—	494	116	74	—	670	—	—	1,354
Total residential mortgage	10,013	195,496	92,297	30,950	13,176	51,569	—	—	393,501
Gross charge-offs	—	53	3	—	—	—	—	—	56
Home equity
Payment performance
Performing	1,391	2,085	443	477	153	608	16,855	1,532	23,544
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,391	2,085	443	477	153	608	16,855	1,532	23,544
Other consumer
Payment performance
Performing	94,161	111,134	43,766	27,814	28,411	63,276	801	—	369,363
Nonperforming	—	53	—	6	16	13	—	—	88
Total other consumer	94,161	111,187	43,766	27,820	28,427	63,289	801	—	369,451
Gross charge-offs	86	60	19	42	107	188	—	—	502
Total Loans	$448,470	$1,047,896	$457,576	$348,385	$371,455	$962,981	$56,433	$1,532	$3,694,728
Total gross charge-offs	$744	$908	$7,217	$1,399	$183	$188	$—	$—	$10,639
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2022.

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$114,934	1,373	$9,801	$126,108
Owner-occupied commercial real estate	50,721	9,546	1,569	61,836
Investor commercial real estate	93,121	—	—	93,121
Construction	180,768	1,198	—	181,966
Single tenant lease financing	936,207	3,033	—	939,240
Public finance	618,752	2,280	—	621,032
Healthcare finance	271,085	1,376	—	272,461
Small business lending [1]	107,885	5,814	10,051	123,750
Franchise finance	299,241	594	—	299,835
Total loans	$2,672,714	$25,214	$21,421	$2,719,349
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	Performing	Nonaccrual	Total
Residential mortgage	$382,900	$1,048	$383,948
Home equity	24,712	—	24,712
Other consumer	324,581	17	324,598
Total consumer loans	$732,193	$1,065	$733,258

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$30	$40	$—	$70	$114,195	$114,265
Owner-occupied commercial real estate	—	—	—	—	58,486	58,486
Investor commercial real estate	—	—	—	—	129,831	129,831
Construction	—	—	—	—	252,105	252,105
Single tenant lease financing	—	—	—	—	933,873	933,873
Public finance	—	—	—	—	535,960	535,960
Healthcare finance	—	—	—	—	235,622	235,622
Small business lending[1]	1,329	239	1,753	3,321	189,675	192,996
Franchise finance	1,927	302	—	2,229	452,865	455,094
Residential mortgage	1,381	485	494	2,360	391,141	393,501
Home equity	—	—	—	—	23,544	23,544
Other consumer	224	35	11	270	369,181	369,451
Total	$4,891	$1,101	$2,258	$8,250	$3,686,478	$3,694,728
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$81	$—	$51	$132	$125,976	$126,108
Owner-occupied commercial real estate	—	—	—	—	61,836	61,836
Investor commercial real estate	—	—	—	—	93,121	93,121
Construction	—	1,198	—	1,198	180,768	181,966
Single tenant lease financing	—	—	—	—	939,240	939,240
Public finance	—	—	—	—	621,032	621,032
Healthcare finance	—	—	—	—	272,461	272,461
Small business lending[1]	57	—	3,485	3,542	120,208	123,750
Franchise Finance	313	—	—	313	299,522	299,835
Residential mortgage	—	283	185	468	383,480	383,948
Home equity	—	—	—	—	24,712	24,712
Other consumer	91	10	—	101	324,497	324,598
Total	$542	$1,491	$3,721	$5,754	$3,446,853	$3,452,607
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance.

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	September 30, 2023			December 31, 2022
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Loan Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$51	$—	$—
Owner-occupied commercial real estate	—	—	—	1,570	1,570	—
Small business lending[1]	4,442	1,721	—	4,764	2,766	—
Residential mortgage	1,354	1,354	—	1,048	1,048	79
Other consumer	89	89	—	17	17	—
Total loans	$5,885	$3,164	$—	$7,450	$5,401	$79
1 Balance is partially guaranteed by the U.S. government.

There was $0.1 million and $0.2 million in interest income recognized on nonaccrual loans for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2023.

	September 30, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$1,370	$1,370	$—
Owner-occupied commercial real estate	—	—	—	—	—
Small business lending[1]	1,578	1,219	1,328	4,125	1,521
Residential mortgage	—	1,354	—	1,354	—
Other consumer loans	—	—	89	89	—
Total loans	$1,578	$2,573	$2,787	$6,938	$1,521
1 Balance is partially guaranteed by the U.S. government.

The following table presents the Company’s impaired loans as of December 31, 2022.

	December 31, 2022
(in thousands)	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,750	$9,750	$—
Owner-occupied commercial real estate	1,570	1,779	—
Small business lending	8,184	8,705	—
Residential mortgage	3,676	3,835	—
Home equity	29	29	—
Other consumer loans	17	36	—
Total	23,226	24,134	—
Loans with a specific valuation allowance
Commercial and industrial	51	51	51
Small business lending [1]	1,867	1,867	703
Total	1,918	1,918	754
Total impaired loans	$25,144	$26,052	$754

1 Balance is partially guaranteed by the U.S. government.

The table below presents average balances and interest income recognized for impaired loans during the three and nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
(in thousands)	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$4,906	$—	$1,636	$—
Owner-occupied commercial real estate	1,645	—	2,471	—
Small business lending	2,167	—	1,288	—
Residential mortgage	3,711	9	3,550	26
Home equity	15	—	14	—
Other consumer loans	8	—	9	—
Total	12,452	9	8,968	26
Loans with a specific valuation allowance
Commercial and industrial	$350	$—	456	—
Single tenant lease financing	—	—	547	—
Healthcare finance	660	—	826	45
Small business lending	1,827	—	1,611	—
Other consumer loans	199	—	66	—
Total	3,036	—	3,506	45
Total impaired loans	$15,488	$9	$12,474	$71

1 Balance is partially guaranteed by the U.S. government.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

There were no loans classified as new TDRs during the three months ended September 30, 2022. There was one portfolio residential mortgage loan classified as a new TDR during the nine months ended September 30, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.7 million. The Company did not allocate a specific allowance for that loan as of September 30, 2022. The modifications consisted of interest-only payments for a period of time. There were no performing TDRs that had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2022, respectively.

Other Real Estate Owned
The Company had $0.1 million in other real estate owned (“OREO”) as of September 30, 2023, which consisted of one residential mortgage property. The Company did not have any OREO as of December 31, 2022. There were two loans, one totaling $0.5 million and one loan totaling $0.1 million, in the process of foreclosure at September 30, 2023 and December 31, 2022, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Land	$5,598	$5,598
Construction in process	1,311	714
Right of use leased asset	90	206
Building and improvements	60,448	57,505
Furniture and equipment	20,513	19,585
Less: accumulated depreciation	(13,763)	(10,897)
Total	$74,197	$72,711

Note 6:        Goodwill

As of September 30, 2023 and December 31, 2022, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2023 or September 30, 2022. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 2023 and 2022 are shown in the table below.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Balance, beginning of period	$8,251	$5,345
Additions:
Originated and purchased servicing	1,585	783
Subtractions
Paydowns:	(408)	(279)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	151	(54)
Loan servicing asset revaluation	$(257)	$(333)
Balance, end of period	$9,579	$5,795

	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Balance, beginning of period	$6,255	$4,702
Additions:
Originated and purchased servicing	3,994	2,193
Subtractions
Paydowns:	(1,275)	(888)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	605	(212)
Loan servicing asset revaluation	$(670)	$(1,100)
Balance, end of period	$9,579	$5,795

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2023 and December 31, 2022 are shown in the table below.

(in thousands)	September 30, 2023	December 31, 2022
Loan portfolios serviced for:
SBA guaranteed loans	$464,753	$318,194
Total	$464,753	$318,194

Loan servicing revenue totaled $1.1 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2022, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.3 million and $0.7 million downward valuation for the three and nine months ended September 30, 2023, respectively, and a $0.3 million and $1.1 million downward valuation for the three and nine months ended September 30, 2022, respectively.

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

The following table presents the principal balance and unamortized debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(in thousands)	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
2029 Notes	$37,000	$(902)	$37,000	$(1,020)
2030 Notes	10,000	(166)	10,000	(184)
2031 Notes	60,000	(1,171)	60,000	(1,264)
Total	$107,000	$(2,239)	$107,000	$(2,468)

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

Award Activity Under 2022 Plan

The Company recorded $0.2 million and $0.6 million of share-based compensation expense for the three and nine months ended September 30, 2023, related to stock-based awards under the 2022 Plan. The Company recorded less than $0.1 million of share-based compensation expense for both the three and nine months ended September 30, 2022, related to stock-based awards under the 2022 Plan

The following table summarizes the stock-based award activity under the 2022 Plan for the nine months ended September 30, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	—	$—	3,558	$36.84	—	$—
Granted	72,354	24.61	30,030	11.18	—	—
Cancelled/Forfeited	—	—	—	—	—	—
Vested	—	—	(3,558)	36.84	—	—
Unvested at September 30, 2023	72,354	$24.61	30,030	$11.18	—	$—

At September 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $1.6 million with a weighted-average expense recognition period of 2.1 years.

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

Award Activity Under 2013 Plan

The Company recorded $0.2 million and $0.3 million of share-based compensation expense for the three and nine months ended September 30, 2023, related to stock-based awards under the 2013 Plan. The Company recorded $0.4 million and $2.0 million of share-based compensation expense for the three and nine months ended September 30, 2022, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the nine months ended September 30, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	101,734	$35.93	—	$—	—	$—
Granted	—	—	—	—	—	—
Cancelled/Forfeited	(278)	27.56	—	—	—	—
Vested	(35,808)	31.87	—	—	—	—
Unvested at September 30, 2023	65,648	$38.18	—	$—	—	$—

At September 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $0.8 million with a weighted-average expense recognition period of 1.2 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2023.

Deferred Stock Rights
Outstanding, beginning of period	40,414
Granted	301
Outstanding, end of period	40,715

All deferred stock rights granted during the 2023 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2023 and December 31, 2022, the Company had outstanding loan commitments totaling approximately $668.2 million and $485.4 million, respectively.

Capital Commitments

Capital expenditures were made in connection with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company entered into construction-related contracts. As of September 30, 2023, the project was completed at a total cost of $67.2 million. There are no remaining capital commitments left at September 30, 2023.

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2023 or December 31, 2022.

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

Back-to-Back Swap Agreements

The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contract with the customer. The Company also enters into an offsetting interest rate swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate swaps are net of variation margin settled-to-market (Level 2).

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

		September 30, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$97,178	$—	$97,178	$—
Municipal securities	62,772	—	62,772	—
Agency mortgage-backed securities - residential	193,096	—	193,096	—
Agency mortgage-backed securities - commercial	36,163	—	36,163	—
Private label mortgage-backed securities - residential	18,576	—	18,576	—
Asset-backed securities	6,703	—	6,703	—
Corporate securities	36,339	—	36,339	—
Total available-for-sale securities	$450,827	$—	$450,827	$—
Servicing asset	9,579	—	—	9,579
Interest rate swap agreements	8,934	—	8,934	—
Interest rate swap agreements - assets (back-to-back)	81	—	81	—
Interest rate swap agreements - liabilities (back-to-back)	81	—	81	—

		December 31, 2022 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$33,809	$—	$33,809	$—
Municipal securities	67,276	—	67,276	—
Agency mortgage-backed securities - residential	215,092	—	215,092	—
Agency mortgage-backed securities - commercial	15,840	—	15,840	—
Private label mortgage-backed securities - residential	10,455	—	10,455	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	42,952	—	42,952	—
Total available-for-sale securities	$390,384	$—	$390,384	$—
Loans held-for-sale (mandatory pricing agreements)	9,110	—	9,110	—
Servicing asset	6,255	—	—	6,255
Interest rate swap agreements	8,645	—	8,645	—
Forward contracts	97	97	—	—
IRLCs	133	—	—	133

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, July 1, 2023	$8,251	$—
Total realized gains
Additions:
Originated and purchased servicing	1,585	—
Subtractions:
Paydowns	(408)	—
Change in fair value	151	—
Balance, September 30, 2023	$9,579	$—

Balance as of July 1, 2022	$5,345	$462
Total realized gains
Additions:
Originated and purchased servicing	783	—
Subtractions:
Paydowns	(279)	—
Change in fair value	(54)	(850)
Balance, September 30, 2022	$5,795	$(388)

	Nine Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated and purchased servicing	3,994	—
Subtractions:
Paydowns	(1,275)	—
Change in fair value	605	(133)
Balance, September 30, 2023	$9,579	$—

Balance as of January 1, 2022	$4,702	$718
Total realized gains
Additions:
Originated and purchased servicing	2,193	—
Subtractions:
Paydowns	(888)	—
Change in fair value	(212)	(1,106)
Balance, September 30, 2022	$5,795	$(388)

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2023 and December 31, 2022.

		September 30, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,144	$—	$—	$1,144

		December 31, 2022
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,164	$—	$—	$1,164
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$1,144	Fair value of collateral	Discount for type of property and current market conditions	0%- 30%	22%
Servicing asset	9,579	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

(dollars in thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Impaired loans	$1,164	Fair value of collateral	Discount for type of property and current market conditions	0% - 25%	20%
IRLCs	133	Discounted cash flow	Loan closing rates	31% - 100%	89%
Servicing asset	6,255	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	14.6% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2023 or December 31, 2022.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2023 and December 31, 2022.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	September 30, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$521,205	$521,205	$521,205	$—	$—
Securities held-to-maturity, net	231,928	201,650	—	201,650	—
Loans held-for-sale (best efforts pricing agreements)	31,669	31,669	—	31,669	—
Net loans	3,698,616	3,480,892	—	—	3,480,892
Accrued interest receivable	23,761	23,761	23,761	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,083,545	4,070,758	1,746,502	—	2,324,256
Advances from Federal Home Loan Bank	614,933	595,177	—	595,177	—
Subordinated debt	104,761	101,920	31,820	70,100	—
Accrued interest payable	2,968	2,968	2,968	—	—

	December 31, 2022 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$256,552	$256,552	$256,552	$—	$—
Securities held-to-maturity	189,168	168,483	—	168,483	—
Loans held-for-sale (best efforts pricing agreements)	12,401	12,401	—	12,401	—
Net loans	3,467,664	3,225,845	—	—	3,225,845
Accrued interest receivable	21,069	21,069	21,069	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,441,245	3,415,390	1,974,344	—	1,441,046
Advances from Federal Home Loan Bank	614,928	596,455	—	596,455	—
Subordinated debt	104,532	102,669	32,560	70,109	—
Accrued interest payable	2,913	2,913	2,913	—	—

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

During the three months ended September 30, 2023, the Company had no mortgage loans held-for-sale or sold mortgage loans into the secondary market. During the three months ended September 30, 2022, the Company originated $85.1 million of mortgage loans held-for-sale and sold $95.0 million of mortgage loans into the secondary market. During the nine months ended September 30, 2023 and 2022, the Company originated mortgage loans held-for-sale of $36.3 million and $343.3 million, respectively, and sold $46.5 million and $365.3 million of mortgage loans, respectively, into the secondary market.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gain on loans sold	$—	$1,178	$471	$5,119
Loss resulting from the change in fair value of loans held-for-sale	—	(450)	(143)	(599)
Gain (loss) resulting from the change in fair value of derivatives	—	143	(252)	(66)
Net revenue from mortgage banking activities	$—	$871	$76	$4,454

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

The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contract with the customer. The Company also enters into an offsetting interest rate swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate swaps are net of variation margin settled-to-market.

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2023 and December 31, 2022.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Securities available-for-sale [1]	$69,041	$68,963	$(1,707)	$(2,088)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both September 30, 2023 and December 31, 2022.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) September 30, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.1	$1,717	3-month SOFR	2.33%
Total at September 30, 2023	$50,000	1.1	$1,717	3-month SOFR	2.33%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.8	$2,093	3-month LIBOR	2.33%
Total swap portfolio at December 31, 2022	$50,000	1.8	$2,093	3-month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. Amortization expense totaling $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30 2022 respectively was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 10.6 years as of September 30, 2023. Amortization expense totaling $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $3.6 million for the three and nine months ended September 30 2022 respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2023 and December 31, 2022.

(dollars in thousands) September 30, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.3	$6,450	3-month SOFR	2.88%
Interest rate swaps	20,000	0.2	85	1-month SOFR	2.94%
Interest rate swaps	40,000	0.7	682	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2022	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.1	$4,787	3-month LIBOR	2.88%
Interest rate swaps	60,000	0.6	735	1-month LIBOR	2.88%
Interest rate swaps	40,000	1.4	1,030	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $9.4 million and $7.7 million of cash collateral from counterparties as security for their obligations related to these swap transactions at September 30, 2023 and December 31, 2022. The Company had no pledged cash collateral as of September 30, 2023 and December 31, 2022 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$1,717	$50,000	$2,093
Interest rate swaps associated with liabilities	170,000	7,217	210,000	6,552
Derivatives not designated as hedging instruments
Back-to-back swaps	$904	$81	$—	$—
IRLCs	—	—	14,862	133
Forward contracts	—	—	17,000	97
Total contracts	$220,904	$9,015	$291,862	$8,875
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$904	$81	$—	$—
Total contracts	$904	$81	$—	$—

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Fair values of IRLCs and forward contracts were estimated using changes in mortgage interest rates from the date the Company entered into the IRLC and the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2023 and 2022.

	Amount of Gain Recognized in Other Comprehensive Loss in The Three Months Ended		Amount of Gain Recognized in Other Comprehensive Income (Loss) in The Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate swap agreements	$740	$6,058	$664	$19,424

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Asset Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$—	$—
Forward contracts	—	993	—	1,036

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$(850)	$(133)	$(1,102)
Forward contracts	—	—	(119)	—

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and nine months ended September 30, 2023 and 2022.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income
Securities - taxable	$—	$—	$—	$—
Securities - non-taxable	407	(7)	1,055	(442)
Total interest income	407	(7)	1,055	(442)
Interest expense
Deposits	(372)	159	(1,330)	1,338
Other borrowed funds	(748)	168	(1,865)	1,355
Total interest expense	(1,120)	327	(3,195)	2,693
Net interest income	$1,527	$(334)	$4,250	$(3,135)

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2023 and 2022, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(11,006)	—	664	(10,342)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	537	—	537
Other comprehensive (loss) gain before tax	(11,006)	537	664	(9,805)
Income tax (benefit) provision	(2,537)	140	153	(2,244)
Other comprehensive (loss) gain - net of tax	(8,469)	397	511	(7,561)
Balance, September 30, 2023	$(44,300)	$(3,122)	$6,225	$(41,197)

Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(51,682)	(5,402)	19,424	(37,660)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	608	—	608
Other comprehensive (loss) gain before tax	(51,682)	(4,794)	19,424	(37,052)
Income tax (benefit) provision	(13,384)	(1,203)	5,639	(8,948)
Other comprehensive (loss) income - net of tax	(38,298)	(3,591)	13,785	(28,104)
Balance, September 30, 2022	$(40,853)	$(3,591)	$5,301	$(39,143)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended September 30, 2023 and 2022, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, July 1, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(11,308)	—	740	(10,568)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	173		173
Other comprehensive (loss) gain before tax	(11,308)	173	740	(10,395)
Income tax (benefit) provision	(2,600)	45	171	(2,384)
Other comprehensive (loss) income - net of tax	(8,708)	128	569	(8,011)
Balance, September 30, 2023	$(44,300)	$(3,122)	$6,225	$(41,197)

Balance, July 1, 2022	$(27,568)	$(3,818)	$636	$(30,750)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(18,406)	—	6,058	(12,348)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	296	—	296
Other comprehensive (loss) gain before tax	(18,406)	296	6,058	(12,052)
Income tax (benefit) provision	(5,121)	69	1,393	(3,659)
Other comprehensive (loss) income - net of tax	(13,285)	227	4,665	(8,393)
Balance, September 30, 2022	$(40,853)	$(3,591)	$5,301	$(39,143)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) for the		Affected Line Item in the Statements of Operations
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(173)	(296)	$(537)	$(608)	Interest income
Total amount reclassified before tax	(173)	(296)	(537)	(608)	Income before income taxes
Tax benefit	(45)	(68)	(140)	(139)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(128)	$(228)	$(397)	$(469)	Net income

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

Our commercial banking products and services are delivered through a relationship banking model and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We primarily offer construction and investor commercial real estate loans in the Midwest and Southwest regions of the United States and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a financial technology (“fintech”) company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $308.5 million in SBA 7(a) loans during the nine months ended September 30, 2023, and ranked as the 9th largest SBA 7(a) lender for the SBA’s 2023 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

As of September 30, 2023, the Company had consolidated assets of $5.2 billion, consolidated deposits of $4.1 billion and stockholders’ equity of $347.7 million.

Results of Operations

During the third quarter 2023, net income was $3.4 million, or $0.39 diluted earnings per share, compared to third quarter 2022 net income of $8.4 million, or $0.89 diluted earnings per share, representing a decrease in net income of $5.0 million, or 59.6%, and a decrease in diluted earnings per share of $0.50, or 56.2%. During the nine months ended September 30, 2023, net income was $4.3 million, or $0.48 per diluted share, compared to the nine months ended September 30, 2022 net income of $29.2 million, or $3.01 per diluted share, resulting in a decrease in net income of $24.9 million, or 85.4%.

The $5.0 million decrease in net income for the third quarter 2023 compared to the third quarter 2022 was due primarily to a decrease of $6.6 million, or 27.6%, in net interest income, an increase of $1.8 million, or 9.8%, in noninterest expense and an increase of $1.1 million, or 118.2%, in provision for credit losses, partially offset by an increase of $3.1 million, or 71.6%, in noninterest income and a decrease of $1.3 million, or 133.0%, in income tax expense.

The decrease in net income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due primarily to a $20.3 million, or 27.0%, decrease in net interest income, a $10.2 million, or 355.3%, increase in provision for credit losses and a $4.6 million, or 8.4%, increase in noninterest expense, partially offset by a $6.9 million, or 171.3%, decrease in income tax expense and a $3.3 million, or 21.2%, increase in noninterest income.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending over the next several years, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the first quarter 2023, which contributed to the increase in noninterest expense compared to the nine months ended September 30, 2022.

The Company also recognized only $0.1 million of mortgage banking revenue during the nine months ended September 30, 2023, down from $4.5 million in the nine months ended September 30, 2022, as it immediately began winding down its existing pipeline following the decision to exit the business.

Additionally, during the nine months ended September 30, 2023, the Company recognized a partial charge-off of $6.9 million related to a commercial and industrial participation loan with a balance of $9.8 million prior to the partial charge-off, that was moved to nonaccrual status late in the first quarter 2023. This action contributed to the increase in the provision for credit losses as compared to the nine months ended September 30, 2022. The Company received payment for the remaining balance of the participation loan during the second quarter 2023.

During the third quarter 2023, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.26%, 3.79%, and 3.84%, respectively, compared to 0.82%, 9.01%, and 9.13%, respectively, for the third quarter 2022. During the nine months ended September 30, 2023, ROAA, ROAE and ROATCE were 0.12%, 1.59%, and 1.61%, respectively, compared to 0.94%, 10.40%, and 10.53%, respectively, for the nine months ended September 30, 2022.

During the third quarter 2022, the Company recognized a $0.1 million write-down of software. Excluding this item, adjusted net income for the third quarter 2022 was $8.5 million and adjusted diluted earnings per share was $0.90. Additionally, for the third quarter 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.83%, 9.12% and 9.24%, respectively.

Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the nine months ended September 30, 2023 was $12.1 million and adjusted diluted earnings per share was $1.35. Additionally, for the nine months ended September 30, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.34%, 4.50% and 4.56%, respectively.

During the nine months ended September 30, 2022, the Company recognized a nonrecurring consulting fee associated with a special project of $0.9 million, paid a $0.5 million discretionary inflation bonus to certain employees, recognized accelerated equity compensation expense of $0.3 million related to several retirements, incurred acquisition-related expenses of $0.3 million and recognized a $0.1 million write-down of software. Excluding these items, adjusted net income for the nine months ended September 30, 2022 was $30.8 million and adjusted diluted earnings per share was $3.17. Additionally, for the nine months ended September 30, 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.99%, 11.00% and 11.13%, respectively.

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

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,701,072	$48,898	5.24%	$3,656,146	$46,906	5.15%	$3,175,854	$34,643	4.33%
Securities - taxable	550,208	4,301	3.10%	531,040	3,835	2.90%	532,470	2,701	2.01%
Securities - non-taxable	72,012	912	5.02%	73,142	860	4.72%	73,859	491	2.64%
Other earning assets	653,375	8,904	5.41%	511,295	6,521	5.12%	188,467	1,264	2.66%
Total interest-earning assets	4,976,667	63,015	5.02%	4,771,623	58,122	4.89%	3,970,650	39,099	3.91%

Allowance for credit losses	(35,601)			(36,671)			(29,423)
Noninterest-earning assets	196,408			192,760			164,461
Total assets	$5,137,474			$4,927,712			$4,105,688

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$387,517	$2,131	2.18%	$359,969	$1,509	1.68%	$342,116	$551	0.64%
Savings accounts	26,221	56	0.85%	29,915	64	0.86%	57,700	111	0.76%
Money market accounts	1,230,746	12,537	4.04%	1,274,453	12,314	3.88%	1,369,783	4,581	1.33%
BaaS - brokered deposits	31,891	348	4.33%	22,918	230	4.03%	153,936	859	2.21%
Certificates and brokered deposits	2,235,321	25,267	4.48%	2,025,831	20,559	4.07%	1,037,792	4,418	1.69%
Total interest-bearing deposits	3,911,696	40,339	4.09%	3,713,086	34,676	3.75%	2,961,327	10,520	1.41%
Other borrowed funds	719,655	5,298	2.92%	719,577	5,301	2.95%	637,877	4,585	2.85%
Total interest-bearing liabilities	4,631,351	45,637	3.91%	4,432,663	39,977	3.62%	3,599,204	15,105	1.67%
Noninterest-bearing deposits	127,540			117,496			124,067
Other noninterest-bearing liabilities	21,882			19,241			11,114
Total liabilities	4,780,773			4,569,400			3,734,385

Shareholders’ equity	356,701			358,312			371,303
Total liabilities and shareholders’ equity	$5,137,474			$4,927,712			$4,105,688

Net interest income		$17,378			$18,145			$23,994

Interest rate spread [1]			1.11%			1.27%			2.24%
Net interest margin [2]			1.39%			1.53%			2.40%
Net interest margin - FTE [3]			1.49%			1.64%			2.53%

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

	Nine Months Ended
	September 30, 2023			September 30, 2022
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,647,243	$139,647	5.12%	$3,057,768	$100,246	4.38%
Securities - taxable	531,197	11,742	2.96%	547,759	7,489	1.83%
Securities - non-taxable	72,829	2,570	4.72%	77,236	1,068	1.85%
Other earning assets	499,835	19,211	5.14%	321,262	2,436	1.01%
Total interest-earning assets	4,751,104	173,170	4.87%	4,004,025	111,239	3.71%

Allowance for credit losses	(35,784)			(28,671)
Noninterest-earning assets	190,590			163,512
Total assets	$4,905,910			$4,138,866

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$360,573	$4,540	1.68%	$336,311	$1,429	0.57%
Savings accounts	31,494	202	0.86%	61,647	232	0.50%
Money market accounts	1,293,728	37,151	3.84%	1,416,984	8,006	0.76%
BaaS - brokered deposits	23,246	716	4.12%	79,613	1,019	1.71%
Certificates and brokered deposits	1,971,705	59,676	4.05%	1,122,097	12,339	1.47%
Total interest-bearing deposits	3,680,746	102,285	3.72%	3,016,652	23,025	1.02%
Other borrowed funds	719,577	15,788	2.93%	613,609	12,790	2.79%
Total interest-bearing liabilities	4,400,323	118,073	3.59%	3,630,261	35,815	1.32%
Noninterest-bearing deposits	126,647			115,142
Other noninterest-bearing liabilities	19,535			18,273
Total liabilities	4,546,505			3,763,676

Shareholders’ equity	359,405			375,190
Total liabilities and shareholders’ equity	$4,905,910			$4,138,866

Net interest income		$55,097			$75,424

Interest rate spread [1]			1.28%			2.39%
Net interest margin [2]			1.55%			2.52%
Net interest margin - FTE [3]			1.66%			2.65%
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

	Three Months Ended September 30, 2023 vs. June 30, 2023 Due to Changes in			Three Months Ended September 30, 2023 vs. September 30, 2022 Due to Changes in			Nine Months Ended September 30, 2023 vs. September 30, 2022 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$822	$1,170	$1,992	$6,278	$7,977	$14,255	$20,999	$18,402	$39,401
Securities – taxable	160	306	466	93	1,507	1,600	(379)	4,632	4,253
Securities – non-taxable	(75)	127	52	(84)	505	421	(105)	1,607	1,502
Other earning assets	1,979	404	2,383	5,384	2,256	7,640	2,008	14,767	16,775
Total	2,886	2,007	4,893	11,671	12,245	23,916	22,523	39,408	61,931

Interest expense
Interest-bearing deposits	2,101	3,562	5,663	4,307	25,512	29,819	6,086	73,174	79,260
Other borrowed funds	4	(7)	(3)	598	115	713	2,323	675	2,998
Total	2,105	3,555	5,660	4,905	25,627	30,532	8,409	73,849	82,258

Increase (decrease) in net interest income	$781	$(1,548)	$(767)	$6,766	$(13,382)	$(6,616)	$14,114	$(34,441)	$(20,327)

Net interest income for the third quarter 2023 was $17.4 million, a decrease of $6.6 million, or 27.6%, compared to $24.0 million for the third quarter 2022. The decrease in net interest income was the result of a $30.5 million, or 202.1%, increase in total interest expense to $45.6 million for the third quarter 2023 from $15.1 million for the third quarter 2022, partially offset by a $23.9 million, or 61.2%, increase in total interest income to $63.0 million for the third quarter 2023 from $39.1 million for the third quarter 2022.

Net interest income for the nine months ended September 30, 2023 was $55.1 million, a decrease of $20.3 million, or 27.0%, compared to $75.4 million for the nine months ended September 30, 2022. The decrease in net interest income was the result of an $82.3 million, or 229.7%, increase in total interest expense to $118.1 million for the nine months ended September 30, 2023 from $35.8 million for the nine months ended September 30, 2022. The increase in total interest expense was partially offset by a $61.9 million, or 55.7%, increase in total interest income to $173.2 million for the nine months ended September 30, 2023 from $111.2 million for the nine months ended September 30, 2022.

The increase in total interest income for the third quarter 2023 compared to third quarter 2022 was due primarily to a $14.3 million, or 41.1%, increase in interest earned on loans, $7.6 million, or 604.4%, increase in income from other earning assets and a $2.0 million, or 63.3%, increase in interest earned on securities. The increase in income from loans was due primarily to a 91 bp increase in the yield earned on loans, including loans held-for-sale, as well as an increase of $525.2 million, or 16.5%, in the average balance of loans, including loans held-for-sale, compared to the third quarter 2022. The yield earned on other earning assets increased 275 bps and the average balance of other earning assets increased $464.9 million, or 246.7%. The increase in the average balance of other earning assets was due primarily to carrying higher cash balances. The average balance of securities increased $15.9 million, or 2.6%, while the yield earned on the securities portfolio increased 123 bps for the third quarter 2023 compared to the third quarter 2022. The increase in the yields earned on loans, other earning assets and securities was due to the continued rise in interest rates during the fourth quarter 2022 and into 2023. The yield on funded portfolio originations was 8.92% in the third quarter 2023, an increase of 362 bps compared to the third quarter 2022.

The increase in total interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due primarily to an increase in interest earned on loans resulting from an increase of 74 bps in the yield on loans, including loans held-for-sale, as well as an increase of $589.5 million, or 19.3%, in the average balance of loans, including loans held-for-sale. The yield on other earning assets increased 413 bps and the average balance of other earning assets increased $178.6 million, or 55.6%. In addition, while the average balance of securities decreased $21.0 million, or 3.4%, the yield earned on the securities portfolio increased 134 bps for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in the yields earned on loans, other earning assets and securities was due to the continued rise in interest rates during the fourth quarter 2022 and into 2023. The yield on funded portfolio originations was 8.29% for the nine months ended September 30, 2023, an increase of 324 bps compared to the nine months ended September 30, 2022.

The increase in total interest expense for the third quarter 2023 compared to the third quarter 2022 was due primarily to increases of $20.8 million, or 471.9%, in interest expense associated with certificates and brokered deposits, $8.0 million, or 173.7%, in interest expense associated with money market accounts, $1.6 million, or 286.8%, in interest expense associated with interest-bearing demand deposits, and $0.7 million, or 15.6%, in interest expense associated with other borrowed funds. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 279 bps in the cost of these deposits, as well as an increase of $1.2 billion, or 115.4%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits earlier in 2023 to supplement on-balance sheet liquidity. The increase in interest expense related to money market accounts was driven primarily by an increase of 271 bps in the cost of these deposits, partially offset by a decrease in the average balance of these deposits of $139.0 million, or 10.2%. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 154 bp increase in the cost of these deposits, as well as an increase of $45.4 million, or 13.3%, in the average balance of these deposits. The increase in interest expense related to other borrowed funds was due primarily to additional long-term FHLB advances in the second half of 2022 at rates lower than market deposit costs, as the cost of the borrowed funds increased only 7 bps while the average balance increased 12.8%. The increase in the overall cost of deposits was due primarily to the continued rise in interest rates during the fourth quarter 2022 and into 2023. However, the pace of increase in deposit costs during the third quarter was the slowest experienced by the Company in the past five quarters.

The increase in total interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due primarily to increases of $47.3 million, or 383.6%, in interest expense associated with certificates and brokered deposits, $29.1 million, or 364.0%, in interest expense associated with money market accounts, $3.1 million, or 217.7%, in interest expense associated with interest-bearing demand deposits and $3.0 million, or 23.4%, in interest expense associated with other borrowed funds. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 258 bps in the cost of these deposits, as well as an increase of $849.6 million, or 75.7%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits during the fourth quarter 2022 and earlier in 2023 to supplement on-balance sheet liquidity. The increase in interest expense related to money market accounts was driven primarily by an increase of 308 bps in the cost of these deposits, partially offset by a decrease of $123.3 million, or 8.7%, in the average balance of these deposits. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 111 bp increase in the cost of these deposits, as well as an increase of $24.3 million, or 7.2%, in the average balance of these deposits. The increase in interest expense related to other borrowed funds was due primarily to additional long-term FHLB advances in the second half of 2022 at rates lower than market deposit costs, as the cost of the borrowed funds increased only 14 bps while the average balance increased 17.3%. The increase in the overall cost of deposits was due primarily to the continued rise in interest rates during the fourth quarter 2022 and into 2023. However, as mentioned above, the pace of increase in deposit costs during the third quarter was the slowest experienced by the Company in the past five quarters.

Overall, the cost of total interest-bearing liabilities for the third quarter 2023 increased 224 bps to 3.91% from 1.67% for the third quarter 2022. The cost of total interest-bearing liabilities for the nine months ended September 30, 2023 increased 227 bps to 3.59% from 1.32% for the nine months ended September 30, 2022. The increase in the cost of funds for both the three and nine months ended September 30, 2023 reflects the rapid rise in interest rates in late 2022 and 2023.

Net interest margin (“NIM”) was 1.39% for the third quarter 2023 compared to 2.40% for the third quarter 2022, a decrease of 101 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.49% for the third quarter 2023 compared to 2.53% for the third quarter 2022, a decrease of 104 bps. NIM was 1.55% for the nine months ended September 30, 2023 compared to 2.52% for the nine months ended September 30, 2022, a decrease of 97 bps. FTE NIM was 1.66% for the nine months ended September 30, 2023 compared to 2.65% for the nine months ended September 30, 2022, a decrease of 99 bps.

The decrease in both the three and nine months ended September 30, 2023 NIM and FTE NIM compared to the three and nine months ended September 30, 2022 reflects the increase in the cost of interest-bearing liabilities, partially offset by the increase in earning asset yields noted above.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2023 and 2022.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Service charges and fees	$208	$218	$209	$226	$248	$635	$845
Loan servicing revenue	1,064	850	785	715	653	2,699	1,858
Loan servicing asset revaluation	(257)	(358)	(55)	(539)	(333)	(670)	(1,100)
Mortgage banking activities	—	—	76	1,010	871	76	4,454
Gain on sale of loans	5,569	4,868	4,061	2,862	2,713	14,498	8,510
Other	823	293	370	1,533	164	1,486	883
Total noninterest income	$7,407	$5,871	$5,446	$5,807	$4,316	$18,724	$15,450

During the third quarter 2023, noninterest income was $7.4 million, representing an increase of $3.1 million, or 71.6%, compared to $4.3 million for the third quarter 2022. The increase in noninterest income was due primarily to increases in gain on sale of loans, net loan servicing revenue and other income, partially offset by a decrease in revenue from mortgage banking activities. The increase of $2.9 million, or 105.3%, in gain on sale of loans was due to an increase in the volume of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales, partially offset by lower net premiums. The increase of $0.7 million, or 401.8%, in other income is due primarily to income from fund investments. The increase in loan servicing revenue reflects the growth in the Company’s SBA servicing portfolio, as origination volume has increased compared to the third quarter 2022. The decrease in mortgage banking revenue was due to the Company’s exit from the mortgage business in the first quarter 2023.

During the nine months ended September 30, 2023, noninterest income was $18.7 million, an increase of $3.3 million, or 21.2%, compared to $15.5 million for the nine months ended September 30, 2022. The increase in noninterest income was due primarily to increases in gain on sale of loans, net loan servicing revenue and other income, partially offset by a decrease in mortgage banking activities. The increase of $6.0 million, or 70.4%, in gain on sale of loans was due to an increase in the volume of SBA 7(a) guaranteed loan sales, partially offset by lower net premiums. The increase in net loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, as well as slower prepayment speeds in first nine months of 2023 compared to first nine months of 2022. The increase in other income was due primarily to income from fund investments. The decrease in mortgage banking revenue was due to the Company’s exit from the mortgage business in the first quarter 2023.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2023 and 2022.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Salaries and employee benefits	$11,767	$10,706	$11,794	$10,404	$10,439	$34,267	$31,149
Marketing, advertising and promotion	500	705	844	837	1,041	2,049	2,717
Consulting and professional services	552	711	926	914	790	2,189	3,912
Data processing	701	520	659	567	483	1,880	1,422
Loan expenses	1,336	1,072	1,977	1,018	1,142	4,385	3,417
Premises and equipment	2,315	2,661	2,777	2,921	2,808	7,753	7,767
Deposit insurance premium	1,067	936	543	355	229	2,546	797
Other	1,518	1,359	1,434	1,497	1,063	4,311	3,579
Total noninterest expense	$19,756	$18,670	$20,954	$18,513	$17,995	$59,380	$54,760

Noninterest expense for the third quarter 2023 was $19.8 million, compared to $18.0 million for the third quarter 2022. The increase of $1.8 million, or 9.8%, was due primarily to a $1.3 million increase in salaries and employee benefits, a $0.8 million increase in deposit insurance premium, a $0.5 million increase in other, a $0.2 million increase in data processing and a $0.2 million increase in loan expenses, partially offset by a $0.5 million decrease in marketing, advertising and promotion expense and a $0.5 million decrease in premises and equipment. The increase in salaries and employee benefits was due primarily to increased headcount and higher incentive compensation in small business and construction lending. The increase in deposit insurance premium was due primarily to year-over-year asset growth and changes in the composition of the loans and deposit portfolios. The increase in other expense was due to various expenses, none of which were individually significant. The increase in data processing expense was due to variable deposit activity-based expenses. The decrease in marketing, advertising and promotion expense was due primarily to cost savings from the Company’s exit from the mortgage business in the first quarter 2023. The decrease in premises and equipment was due primarily to a decrease in property tax expense.

Noninterest expense for the nine months ended September 30, 2023 was $59.4 million, compared to $54.8 million for the nine months ended September 30, 2022. The increase of $4.6 million, or 8.4%, was due primarily to increases of $3.1 million in salaries and benefits, $1.7 million in deposit insurance premium, $1.0 million in loan expenses and $0.7 million in other expenses, partially offset by a $1.7 million decrease in consulting and professional fees and a $0.7 million decrease in marketing, advertising and promotion expense. During the nine months ended September 30, 2022, the Company paid a $0.5 million discretionary inflation bonus to certain employees and recognized accelerated equity compensation expense of $0.3 million related to several retirements. Excluding these items, salaries and employee benefits increased $3.9 million in 2023. The increase in salaries and employee benefits was due primarily to mortgage exit costs, as well as an increase in headcount and higher incentive compensation in small business and construction lending. The increase in deposit insurance premium was due mainly to year-over-year asset growth, as well as the composition of loans and deposits. The increase in loan expenses was due primarily to mortgage exit costs and accrued contract expenses, as well as higher third-party loan servicing fees and other miscellaneous lending costs. The increase in other expense was due to various expenses, none of which were individually significant. The decrease in consulting and professional fees was due primarily to consulting fees related to a special project that occurred in the first quarter 2022, as well as lower legal fees in 2023. The decrease in marketing, advertising and promotion expense was due primarily to cost savings from the Company’s exit from the mortgage business in the first quarter 2023.

The Company recorded an income tax benefit of $0.3 million for the third quarter 2023, compared to an income tax provision of $1.0 million and an effective tax rate of 10.5% for the third quarter 2022. The Company recorded an income tax benefit of $2.9 million for the nine months ended September 30, 2023, compared to an income tax provision of $4.1 million and an effective tax rate of 12.2% for the nine months ended September 30, 2022. The income tax benefits recognized during 2023 reflect the impact of the partial charge-off of the commercial and industrial participation loan and the mortgage exit costs earlier in the year, as well as the benefit of tax exempt income relative to stated pre-tax income.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total assets	$5,169,023	$4,947,049	$4,721,319	$4,543,104	$4,264,424
Loans	3,735,068	3,646,832	3,607,242	3,499,401	3,255,906
Total securities	682,755	609,999	606,594	579,552	584,622
Loans held-for-sale	31,669	32,001	18,144	21,511	23,103
Noninterest-bearing deposits	125,265	119,291	140,449	175,315	142,875
Interest-bearing deposits	3,958,280	3,735,017	3,481,841	3,265,930	3,049,769
Total deposits	4,083,545	3,854,308	3,622,290	3,441,245	3,192,644
Advances from Federal Home Loan Bank	614,933	614,931	614,929	614,928	589,926
Total shareholders’ equity	347,744	354,332	355,572	364,974	360,857

Total assets increased $625.9 million, or 13.8%, to $5.2 billion at September 30, 2023 compared to $4.5 billion at December 31, 2022. The increase was due primarily to increases in loan and cash balances, and was funded by growth in deposit balances of $642.3 million, or 18.7%.

As of September 30, 2023, total shareholders’ equity was $347.7 million, a decrease of $17.2 million, or 4.7%, compared to December 31, 2022. The decrease in shareholders’ equity was due primarily to stock repurchase activity, an increase in accumulated other comprehensive loss and the day 1 CECL adjustment, partially offset by net income earned during the period. Tangible common equity totaled $343.1 million as of September 30, 2023, representing a decrease of $17.2 million, or 4.8%, compared to December 31, 2022. The ratio of total shareholders’ equity to total assets decreased to 6.73% as of September 30, 2023 from 8.03% as of December 31, 2022, and the ratio of tangible common equity to tangible assets decreased to 6.64% as of September 30, 2023 from 7.94% as of December 31, 2022.

Book value per common share decreased 0.4% to $40.11 as of September 30, 2023 from $40.26 as of December 31, 2022. Tangible book value per share decreased 0.4% to $39.57 as of September 30, 2023 from $39.74 as of December 31, 2022. The slight decline in both book value per common share and tangible book value per share reflects the declines in total shareholders’ equity and tangible common equity, partially offset by the effect of stock repurchase activity during the year. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2023		June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022
Commercial loans
Commercial and industrial	$114,265	3.1%	$112,423	3.1%	$113,198	3.1%	$126,108	3.6%	$104,780	3.2%
Owner-occupied commercial real estate	58,486	1.6%	59,564	1.6%	59,643	1.7%	61,836	1.8%	58,615	1.8%
Investor commercial real estate	129,831	3.5%	137,504	3.8%	142,174	3.9%	93,121	2.7%	91,021	2.8%
Construction	252,105	6.7%	192,453	5.3%	158,147	4.4%	181,966	5.2%	139,509	4.3%
Single tenant lease financing	933,873	25.0%	947,466	25.9%	952,533	26.4%	939,240	26.8%	895,302	27.4%
Public finance	535,960	14.3%	575,541	15.8%	604,898	16.8%	621,032	17.7%	614,139	18.9%
Healthcare finance	235,622	6.3%	245,072	6.7%	256,670	7.1%	272,461	7.8%	293,686	9.0%
Small business lending	192,996	5.2%	170,550	4.7%	136,382	3.8%	123,750	3.5%	113,001	3.5%
Franchise finance	455,094	12.2%	390,479	10.6%	382,161	10.6%	299,835	8.6%	225,012	6.8%
Total commercial loans	2,908,232	77.9%	2,831,052	77.5%	2,805,806	77.8%	2,719,349	77.7%	2,535,065	77.7%
Consumer loans
Residential mortgage	393,501	10.5%	396,154	10.9%	392,062	10.9%	383,948	11.0%	337,565	10.4%
Home equity	23,544	0.6%	24,375	0.7%	26,160	0.7%	24,712	0.7%	22,114	0.7%
Other consumer	369,451	9.9%	352,124	9.7%	338,133	9.4%	324,598	9.3%	312,512	9.7%
Total consumer loans	786,496	21.0%	772,653	21.3%	756,355	21.0%	733,258	21.0%	672,191	20.8%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	40,340	1.1%	43,127	1.2%	45,081	1.2%	46,794	1.3%	48,650	1.5%
Total loans	3,735,068	100.0%	3,646,832	100.0%	3,607,242	100.0%	3,499,401	100.0%	3,255,906	100.0%
Allowance for credit losses [2]	(36,452)		(36,058)		(36,879)		(31,737)		(29,866)
Net loans	$3,698,616		$3,610,774		$3,570,363		$3,467,664		$3,226,040

1 Includes carrying value adjustments of $29.0 million, $30.5 million, $31.5 million, $32.5 million and $33.9 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022 and September 30, 2022, respectively.

2 Beginning January 1, 2023, the allowance calculation is based on the CECL methodology. Prior to January 1, 2023, the allowance calculation was based on the incurred loss methodology.

Total loans were $3.7 billion as of September 30, 2023, an increase of $235.7 million, or 6.7%, compared to December 31, 2022. Total commercial loan balances were $2.9 billion as of September 30, 2023, up $188.9 million, or 7.0%, from December 31, 2022. Total consumer loan balances were $786.5 million as of September 30, 2023, an increase of $53.2 million, or 7.3%, compared to December 31, 2022. Compared to December 31, 2022, the increase in commercial loan balances was driven by growth in the franchise finance, small business lending, construction and investor commercial real estate portfolios. The increase was partially offset by planned decreases in the fixed-rate public finance and single tenant lease financing, as well as continued runoff in the healthcare finance portfolio. The increase in consumer loans was due to higher balances in the recreational vehicles and trailers loan portfolios, in addition to funded residential mortgages and draws on construction/perm loans that were in the pipeline prior to exiting the business.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$—	$2,836	$51	$350
Owner-occupied commercial real estate	—	1,405	1,441	1,570	1,622
Small business lending [1]	4,443	3,729	3,797	4,764	2,958
Total commercial loans	4,443	5,134	8,074	6,385	4,930
Consumer loans:
Residential mortgage	1,354	992	1,006	1,048	1,073
Other consumer	88	101	141	17	3
Total consumer loans	1,442	1,093	1,147	1,065	1,076
Total nonaccrual loans	5,885	6,227	9,221	7,450	6,006

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	—	—	—	79	—
Total consumer loans	—	—	—	79	—
Total past due 90 days and accruing loans	—	—	—	79	—

Total nonperforming loans	5,885	6,227	9,221	7,529	6,006

Other real estate owned
Residential mortgage	106	106	106	—	—
Total other real estate owned	106	106	106	—	—

Other nonperforming assets	78	64	19	42	—

Total nonperforming assets	$6,069	$6,397	$9,346	$7,571	$6,006

Total nonperforming loans to total loans [2]	0.16%	0.17%	0.26%	0.22%	0.18%
Total nonperforming assets to total assets [2]	0.12%	0.13%	0.20%	0.17%	0.14%
Allowance for credit losses to total loans	0.98%	0.99%	1.02%	0.91%	0.92%
Nonaccrual loans to total loans	0.16%	0.17%	0.26%	0.22%	0.18%
Allowance for credit losses to nonperforming loans [2]	619.4%	579.1%	400.0%	426.0%	497.3%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.

Total nonperforming loans decreased $1.6 million, or 21.8%, to $5.9 million as of September 30, 2023 compared to $7.5 million as of December 31, 2022 due primarily to an owner-occupied commercial real estate loan that was returned to accrual status during the quarter. Total nonperforming assets decreased $1.5 million, or 19.8%, to $6.1 million as of September 30, 2023, compared to $7.6 million as of December 31, 2022, due primarily to the owner-occupied commercial real estate loan mentioned above, partially offset by an increase in OREO. As of September 30, 2023, the Company had one residential mortgage property in OREO with a carrying value of $0.1 million. As of December 31, 2022, the Company did not own any OREO.

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

(in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Troubled debt restructurings – nonaccrual	$—	$—	$—	$2,864	$2,342
Troubled debt restructurings – performing	—	—	—	2,658	2,410
Total troubled debt restructurings	$—	$—	$—	$5,522	$4,752

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters and the nine months ended September 30, 2023 and 2022.

	Three Months Ended					Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Balance, beginning of period, December 31, 2022	$36,058	$36,879	$31,737	$29,866	$29,153	$31,737	$27,841
Adoption of ASU 2016-13 (CECL)	—	—	2,962	—	—	2,962	—
Balance, beginning of period	36,058	36,879	34,699	29,866	29,153	34,699	27,841
Provision charged to expense	1,850	753	9,373	2,109	892	11,976	2,868
Losses charged off
Commercial and industrial	—	—	6,965	—	—	6,965	—
Investor commercial real estate	591	—	—	—	—	591	—
Healthcare finance	—	25	—	—	—	25	—
Small business lending	751	1,358	60	192	130	2,169	210
Franchise finance	—	331	—	—	—	331	—
Residential mortgage	56	—	—	—	—	56	—
Other consumer	120	150	232	101	106	502	397
Tax refund advance loans	—	—	—	—	—	—	1,860
Total losses charged off	1,518	1,864	7,257	293	236	10,639	2,467
Recoveries
Commercial and industrial	2	217	1	3	2	220	2
Single tenant lease financing	—	—	—	—	—	—	1,231
Small business lending	14	37	3	7	3	54	22
Residential mortgage	1	1	2	2	1	4	3
Home equity	2	2	1	2	1	5	137
Other consumer	43	33	57	41	50	133	229
Total recoveries	62	290	64	55	57	416	1,624
Balance, end of period	$36,452	$36,058	$36,879	$31,737	$29,866	$36,452	$29,866

Net charge-offs	$1,456	$1,574	$7,193	$238	$179	$10,223	$843

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	(0.46%)	27.16%	0.00%	0.00%	9.26%	0.00%
Investor commercial real estate	0.59%	0.00%	0.00%	0.00%	0.00%	0.63%	0.00%
Single tenant lease financing	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	(0.19%)
Healthcare finance	0.00%	0.02%	0.00%	0.00%	0.00%	0.01%	0.00%
Small business lending	0.50%	1.50%	0.15%	0.14%	0.14%	1.61%	0.22%
Franchise finance	0.00%	0.17%	0.00%	0.00%	0.00%	0.11%	0.00%
Total commercial net charge-offs (recoveries)	0.06%	0.10%	1.02%	0.01%	0.01%	0.46%	(0.06%)
Residential mortgage	0.06%	0.00%	0.00%	0.00%	0.00%	0.02%	0.00%
Home equity	(0.01%)	(0.02%)	(0.02%)	(0.01%)	(0.01%)	(0.03%)	(0.94%)
Other consumer	0.18%	0.21%	0.36%	0.18%	0.20%	0.25%	0.30%
Tax refund advance loans	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	11.84%
Total consumer net charge-offs	0.02%	0.03%	0.09%	0.01%	0.01%	0.07%	0.44%
Total net charge-offs to average loans	0.16%	0.17%	0.82%	0.03%	0.02%	0.38%	0.04%

    The allowance for credit losses (“ACL”) was $36.5 million as of September 30, 2023, compared to $31.7 million as of December 31, 2022. The increase in the ACL reflects the day one current expected credit losses (“CECL”) adjustment of $3.0 million, overall growth in the loan portfolio, changes in certain economic forecasts that impacted quantitative loss rates, adjustments to qualitative factors for certain portfolios, and specific reserves placed on certain loans. The ACL as a percentage of total loans was 0.98% at September 30, 2023, compared to 0.91% at December 31, 2022. The ACL as a percentage of nonperforming loans increased to 619.4% as of September 30, 2023, compared to 426.0% as of December 31, 2022, due to the increase in the ACL, as well as the decline in nonperforming loans.

Net charge-offs of $1.5 million were recognized during the third quarter 2023, resulting in net charge-offs to average loans of 0.16%, compared to net charge-offs to average loans of 0.02% for the third quarter 2022. The increase in net charge-offs was due primarily to an increase in charge-offs in small business lending and a loss on the sale of one investor commercial real estate participation loan executed by the lead bank.

During the nine months ended September 30, 2023, the Company recorded net charge-offs of $10.2 million, compared to net charge-offs of $0.8 million during the nine months ended September 30, 2022. The increase in net charge-offs for the nine months ended September 30, 2023 was driven primarily by the $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status and subsequently charged off during the first quarter 2023, as well as an increase in charge-offs in small business lending and a loss on the sale of one investor commercial real estate participation loan executed by the lead bank.

The provision for credit losses in the third quarter 2023 was $1.9 million, compared to $0.9 million for the third quarter 2022. During the nine months ended September 30, 2023, the provision for credit losses was $13.1 million, compared to $2.9 million during the nine months ended September 30, 2022. The increase in the provision for credit losses for the three and nine months ended September 30, 2023 was driven primarily by increases in net charge-offs, as well as increases in specific reserves and unfunded commitments, partially offset by the positive impact of economic forecasts on certain portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$98,594	$41,024	$38,675	$35,606	$38,197
Municipal securities	69,031	68,931	69,243	68,958	71,156
Agency mortgage-backed securities - residential	235,468	239,263	249,795	252,066	259,568
Agency mortgage-backed securities - commercial	37,931	16,311	16,739	17,142	17,825
Private label mortgage-backed securities - residential	20,292	14,749	11,445	11,777	12,320
Asset-backed securities	6,713	1,000	5,000	5,000	5,000
Corporate securities	39,603	43,613	45,623	45,634	44,644
Total available-for-sale	507,632	424,891	436,520	436,183	448,710
Securities held-to-maturity, net
Municipal securities	13,900	13,913	13,932	13,946	13,957
Agency mortgage-backed securities - residential	170,524	169,186	146,809	121,853	123,718
Agency mortgage-backed securities - commercial	5,782	5,795	5,806	5,818	5,828
Corporate securities	41,722	41,711	44,214	47,551	47,554
Total held-to-maturity, net	231,928	230,605	210,761	189,168	191,057
Total securities	$739,560	$655,496	$647,281	$625,351	$639,767

(in thousands)
Approximate Fair Value	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Securities available-for-sale
U.S. Government-sponsored agencies	$97,178	$39,474	$37,047	$33,809	$36,329
Municipal securities	62,772	67,209	68,636	67,276	63,537
Agency mortgage-backed securities - residential	193,096	204,141	216,752	215,092	219,191
Agency mortgage-backed securities - commercial	36,163	14,891	15,530	15,840	16,522
Private label mortgage-backed securities - residential	18,576	13,415	10,275	10,455	11,041
Asset-backed securities	6,703	1,000	4,998	4,960	4,884
Corporate securities	36,339	39,264	42,595	42,952	42,061
Total available-for-sale	450,827	379,394	395,833	390,384	393,565
Securities held-to-maturity
Municipal securities	12,449	12,950	13,144	12,832	12,668
Agency mortgage-backed securities - residential	147,412	153,593	133,267	106,741	107,570
Agency mortgage-backed securities - commercial	4,190	4,551	4,703	4,552	4,686
Corporate securities	37,599	37,549	41,349	44,358	45,053
Total held-to-maturity	201,650	208,643	192,463	168,483	169,977
Total securities	$652,477	$588,037	$588,296	$558,867	$563,542

The approximate fair value of available-for-sale investment securities increased $60.4 million, or 15.5%, to $450.8 million as of September 30, 2023, compared to $390.4 million as of December 31, 2022. The increase was due primarily to increases of $63.4 million U.S. Government-sponsored agencies, $20.3 million in asset-backed securities - commercial and $8.1 million in private label mortgage-backed securities - residential, partially offset by decreases of $22.0 million in agency mortgage-backed securities - residential, $6.6 million in corporate securities and $4.5 million in municipal securities. The increase was caused primarily by new purchase activity for certain available-for-sale portfolios, partially offset by a decline in fair value resulting from the continued rise in interest rates, as well as net paydown activity.

Accrued Income and Other Assets

    Accrued income and other assets increased $8.6 million, or 19.1%, to $53.5 million at September 30, 2023 compared to $44.9 million at December 31, 2022. The increase was due primarily to increases of $6.1 million in deferred tax assets and $2.5 million in fund investments.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities increased $0.6 million, or 3.9%, to $15.1 million at September 30, 2023, compared to $14.5 million at December 31, 2022. The increase was due primarily to increases of $3.6 million in the reserve for unfunded commitments resulting from the adoption of CECL in 2023, as well as new origination activity, $0.5 million in accrued salary and benefits and $0.4 million in other accrued expenses, partially offset by decreases of $2.3 million in other liabilities, $1.3 million in accrued taxes and $0.2 million in accrued property taxes.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2023		June 30, 2023		March 31, 2023		December 31, 2022		September 30, 2022
Noninterest-bearing deposits	$125,265	3.1%	$119,291	3.1%	$140,449	3.9%	$175,315	5.1%	$142,635	4.5%
Interest-bearing demand deposits	374,915	9.2%	398,899	10.3%	351,641	9.7%	335,611	9.8%	337,765	10.6%
Savings accounts	23,811	0.6%	28,239	0.7%	32,762	0.9%	44,819	1.3%	52,228	1.6%
Money market accounts	1,222,511	29.9%	1,232,719	32.0%	1,254,013	34.6%	1,418,599	41.2%	1,378,087	43.2%
BaaS - brokered deposits	41,884	1.0%	25,549	0.7%	25,725	0.7%	13,607	0.4%	96,287	3.0%
Certificates of deposits	1,624,447	39.8%	1,366,409	35.5%	1,170,094	32.3%	874,490	25.4%	773,040	24.2%
Brokered deposits	670,712	16.4%	683,202	17.7%	647,606	17.9%	578,804	16.8%	412,602	12.9%
Total deposits	$4,083,545	100.0%	$3,854,308	100.0%	$3,622,290	100.0%	$3,441,245	100.0%	$3,192,644	100.0%

Total deposits increased $642.3 million, or 18.7%, to $4.1 billion as of September 30, 2023, compared to $3.4 billion as of December 31, 2022. This increase was due primarily to increases of $750.0 million, or 85.8%, in certificates of deposits, $91.9 million, or 15.9%, in brokered deposits, $39.3 million, or 11.7%, in interest-bearing demand deposits and $28.3 million, or 207.8%, in BaaS - brokered deposits, partially offset by decreases of $196.1 million, or 13.8%, in money market accounts, $50.1 million, or 28.6%, in noninterest-bearing deposits and $21.0 million, or 46.9%, in savings accounts. The increase in certificates of deposits and brokered deposits was due primarily to strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits earlier in 2023 to supplement on-balance sheet liquidity. The increase in interest-bearing demand deposits was due primarily to growth in BaaS - brokered deposits. The increase in BaaS - brokered deposits was driven by higher payments volume. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile, as well as certain higher-cost relationships that were exited during 2023. The decline in noninterest-bearing deposits was due primarily to drawdowns from commercial real estate development and construction clients contributing equity to projects the Company is financing. The decrease in savings accounts was due primarily to customer withdrawal activity.

Uninsured deposit balances represented 23% of total deposits at September 30, 2023, down from 33% at December 31, 2022. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance decreases to 17%, down from 24% as of December 31, 2022.

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

The following tables present actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2023 and December 31, 2022, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$378,575	9.56%	$277,321	7.00%	N/A	N/A
Bank	463,223	11.77%	275,523	7.00%	$255,843	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	378,575	9.56%	336,747	8.50%	N/A	N/A
Bank	463,223	11.77%	334,563	8.50%	314,883	8.00%
Total capital to risk-weighted assets
Consolidated	520,343	13.13%	415,982	10.50%	N/A	N/A
Bank	500,230	12.71%	413,284	10.50%	393,604	10.00%
Leverage ratio
Consolidated	378,575	7.32%	206,954	4.00%	N/A	N/A
Bank	463,223	8.97%	206,578	4.00%	258,223	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,150	10.93%	$249,795	7.00%	N/A	N/A
Bank	466,257	13.10%	249,191	7.00%	$231,392	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,150	10.93%	303,323	8.50%	N/A	N/A
Bank	466,257	13.10%	302,590	8.50%	284,790	8.00%
Total capital to risk-weighted assets
Consolidated	526,419	14.75%	374,693	10.50%	N/A	N/A
Bank	497,994	13.99%	373,787	10.50%	355,988	10.00%
Leverage ratio
Consolidated	390,150	9.06%	172,330	4.00%	N/A	N/A
Bank	466,257	10.84%	172,093	4.00%	215,116	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 16, 2023 to shareholders of record as of September 29, 2023. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2023, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023, and replaces the stock repurchase program mentioned above. Under this program, the Company repurchased 509,022 shares of common stock through September 30, 2023, at an average price of $18.92, for a total investment of $9.6 million.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2023, on a consolidated basis, the Company had $972.0 million in cash and cash equivalents and investment securities available-for-sale and $31.7 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2023, the Bank had the ability to borrow an additional $1.2 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $1.7 billion and represented 182% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2023, the Company, on an unconsolidated basis, had $10.6 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2023, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $668.2 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2023 totaled $1.4 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax (benefit) provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters and the nine months ended September 30, 2023 and 2022.

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Total equity - GAAP	$347,744	$354,332	$355,572	$364,974	$360,857	$347,744	$360,857
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$343,057	$349,645	$350,885	$360,287	$356,170	$343,057	$356,170

Total assets - GAAP	$5,169,023	$4,947,049	$4,721,319	$4,543,104	$4,264,424	$5,169,023	$4,264,424
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,164,336	$4,942,362	$4,716,632	$4,538,417	$4,259,737	$5,164,336	$4,259,737

Common shares outstanding	8,669,673	8,774,507	8,943,477	9,065,883	9,290,885	8,669,673	9,290,885

Book value per common share	$40.11	$40.38	$39.76	$40.26	$38.84	$40.11	$38.84
Effect of goodwill	(0.54)	(0.53)	(0.53)	(0.52)	(0.50)	(0.54)	(0.50)
Tangible book value per common share	$39.57	$39.85	$39.23	$39.74	$38.34	$39.57	$38.34

Total shareholders’ equity to assets	6.73%	7.16%	7.53%	8.03%	8.46%	6.73%	8.46%
Effect of goodwill	(0.09%)	(0.09%)	(0.09%)	(0.09%)	(0.10%)	(0.09%)	(0.10%)
Tangible common equity to tangible assets	6.64%	7.07%	7.44%	7.94%	8.36%	6.64%	8.36%

Total average equity - GAAP	$356,701	$358,312	$363,273	$364,657	$371,303	$359,405	$375,190
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$352,014	$353,625	$358,586	$359,970	$366,616	$354,718	$370,503

Return on average shareholders’ equity	3.79%	4.35%	(3.37%)	6.91%	9.01%	1.59%	10.40%
Effect of goodwill	0.05%	0.05%	(0.04%)	0.09%	0.12%	0.02%	0.13%
Return on average tangible common equity	3.84%	4.40%	(3.41%)	7.00%	9.13%	1.61%	10.53%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Total interest income	$63,015	$58,122	$52,033	$45,669	$39,099	$173,170	$111,239
Adjustments:
Fully-taxable equivalent adjustments [1]	1,265	1,347	1,383	1,384	1,280	3,995	3,971
Total interest income - FTE	$64,280	$59,469	$53,416	$47,053	$40,379	$177,165	$115,210

Net interest income	$17,378	$18,145	$19,574	$21,669	$23,994	$55,097	$75,424
Adjustments:
Fully-taxable equivalent adjustments [1]	1,265	1,347	1,383	1,384	1,280	3,995	3,971
Net interest income - FTE	$18,643	$19,492	$20,957	$23,053	$25,274	$59,092	$79,395

Net interest margin	1.39%	1.53%	1.76%	2.09%	2.40%	1.55%	2.52%
Effect of fully-taxable equivalent adjustments [1]	0.10%	0.11%	0.13%	0.13%	0.13%	0.11%	0.13%
Net interest margin - FTE	1.49%	1.64%	1.89%	2.22%	2.53%	1.66%	2.65%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Total Revenue- GAAP	$24,785	$24,016	$25,020	$27,476	$28,310	$73,821	$90,874
Adjustments:
Mortgage-related revenue	—	—	(65)	—	—	—	—
Adjusted total revenue	$24,785	$24,016	$24,955	$27,476	$28,310	$73,821	$90,874

Noninterest income - GAAP	$7,407	$5,871	$5,446	$5,807	$4,316	$18,724	$15,450
Adjustments:
Mortgage-related revenue	—	—	(65)	—	—	(65)	—
Adjusted noninterest income	$7,407	$5,871	$5,381	$5,807	$4,316	$18,659	$15,450

Noninterest expense - GAAP	$19,756	$18,670	$20,954	$18,513	$17,995	$59,380	$54,760
Adjustments:
Mortgage-related costs	—	—	(3,052)	—	—	(3,052)	—
Acquisition-related expenses	—	—	—	—	—	—	(273)
Nonrecurring consulting fee	—	—	—	—	—	—	(875)
Write-down of Software	—	—	—	—	(125)	—	(125)
Discretionary inflation bonus	—	—	—	—	—	—	(531)
Accelerated equity compensation	—	—	—	—	—	—	(289)
Adjusted noninterest expense	$19,756	$18,670	$17,902	$18,513	$17,870	$56,328	$52,667

Income (loss) before income taxes - GAAP	$3,083	$3,648	$(5,349)	$6,854	$9,423	$1,382	$33,246
Adjustments:[1]
Mortgage-related revenue	—	—	(65)	—	—	(65)	—
Mortgage-related costs	—	—	3,052	—	—	3,052	—
Partial charge-off of C&I participation loan	—	—	6,914	—	—	6,914	—
Acquisition-related expenses	—	—	—	—	—	—	273
Nonrecurring consulting fee	—	—	—	—	—	—	875
Write-down of Software	—	—	—	—	125	—	125
Discretionary inflation bonus	—	—	—	—	—	—	531
Accelerated equity compensation	—	—	—	—	—	—	289
Adjusted income before income taxes	$3,083	$3,648	$4,552	$6,854	$9,548	$11,283	$35,339

Income tax (benefit) provision - GAAP	$(326)	$(234)	$(2,332)	$503	$987	$(2,892)	$4,056
Adjustments:[1]
Mortgage-related revenue	—	—	(14)	—	—	(14)	—
Mortgage-related costs	—	—	641	—	—	641	—
Partial charge-off of C&I participation loan	—	—	1,452	—	—	1,452	—
Acquisition-related expenses	—	—	—	—	—	—	57
Nonrecurring consulting fee	—	—	—	—	—	—	184
Write-down of Software	—	—	—	—	26	—	26
Discretionary inflation bonus	—	—	—	—	—	—	112
Accelerated equity compensation	—	—	—	—	—	—	61
Adjusted income tax (benefit) provision	$(326)	$(234)	$(253)	$503	$1,013	$(813)	$4,496
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) - GAAP	$3,409	$3,882	$(3,017)	$6,351	$8,436	$4,274	$29,190
Adjustments:
Mortgage-related revenue	—	—	(51)	—	—	(51)	—
Mortgage-related costs	—	—	2,411	—	—	2,411	—
Partial charge-off of C&I participation loan	—	—	5,462	—	—	5,462	—
Acquisition-related expenses	—	—	—	—	—	—	216
Nonrecurring consulting fee	—	—	—	—	—	—	691
Write-down of Software	—	—	—	—	99	—	99
Discretionary inflation bonus	—	—	—	—	—	—	419
Accelerated equity compensation	—	—	—	—	—	—	228
Adjusted net income	$3,409	$3,882	$4,805	$6,351	$8,535	$12,096	$30,843

Diluted average common shares outstanding	8,767,217	8,908,180	9,024,072	9,343,533	9,525,855	8,907,748	9,681,742

Diluted earnings (loss) per share - GAAP	$0.39	$0.44	$(0.33)	$0.68	$0.89	$0.48	$3.01
Adjustments:
Mortgage-related revenue	—	—	(0.01)	—	—	(0.01)	—
Mortgage-related costs	—	—	0.27	—	—	0.27	0.02
Effect of partial charge-off of C&I participation loan	—	—	0.60	—	—	0.61	—
Effect of nonrecurring consulting fee	—	—	—	—	—	—	0.07
Effect of write-down of software	—	—	—	—	0.01	—	0.01
Effect of discretionary inflation bonus	—	—	—	—	—	—	0.04
Effect of accelerated equity compensation	—	—	—	—	—	—	0.02
Adjusted diluted earnings per share	$0.39	$0.44	$0.53	$0.68	$0.90	$1.35	$3.17

Return on average assets	0.26%	0.32%	(0.26%)	0.59%	0.82%	0.12%	0.94%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.00%	0.00%	0.21%	0.00%	0.00%	0.07%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	0.48%	0.00%	0.00%	0.15%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Effect of write-down of software	0.00%	0.00%	0.00%	0.00%	0.01%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.01%
Adjusted return on average assets	0.26%	0.32%	0.43%	0.59%	0.83%	0.34%	0.99%

Return on average shareholders' equity	3.79%	4.35%	(3.37%)	6.91%	9.01%	1.59%	10.40%
Effect of mortgage-related revenue	0.00%	0.00%	(0.06%)	0.00%	0.00%	(0.02%)	0.00%
Effect of mortgage-related costs	0.00%	0.00%	2.69%	0.00%	0.00%	0.90%	0.00%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	6.10%	0.00%	0.00%	2.03%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%
Effect of write-down of software	0.00%	0.00%	0.00%	0.00%	0.11%	0.00%	0.04%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Adjusted return on average shareholders' equity	3.79%	4.35%	5.36%	6.91%	9.12%	4.50%	11.00%
Return on average tangible common equity	3.84%	4.40%	(3.41%)	7.00%	9.13%	1.61%	10.53%
Effect of mortgage-related revenue	0.00%	0.00%	(0.06%)	0.00%	0.00%	(0.02%)	0.00%
Effect of mortgage-related costs	0.00%	0.00%	2.73%	0.00%	0.00%	0.91%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	6.18%	0.00%	0.00%	2.06%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.25%
Effect of write-down of software	0.00%	0.00%	0.00%	0.00%	0.11%	0.00%	0.04%
Effect of discretionary inflation bonus	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.15%
Effect of accelerated equity compensation	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.08%
Adjusted return on average tangible common equity	3.84%	4.40%	5.44%	7.00%	9.24%	4.56%	11.13%

Critical Accounting Policies and Estimates

There have been changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Note 1 Basis of Presentation for further details.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At September 30, 2023 and December 31, 2022, the Company had interest rate swaps with notional amounts of $220 million and $260.0 million, respectively. Additionally, prior to the Company’s decision to exit its consumer mortgage business in the first quarter 2023, we entered into forward contracts related to our mortgage banking business to hedge the exposures we have from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At September 30, 2023, the Company did not have any commitments to sell residential real estate loans. At December 31, 2022, the Company had commitments to sell residential real estate loans of $17.0 million. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of September 30, 2023, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	13.21%	7.59%	N/A	(2.20%)	(4.66%)
NII - Year 2	43.78%	38.89%	32.71%	30.29%	27.62%
EVE	23.32%	12.79%	N/A	(4.88%)	(9.93%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2023, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	5.34%	2.93%	N/A	(1.75%)	(3.34%)
NII - Year 2	44.21%	38.88%	32.71%	28.76%	24.93%
EVE	21.16%	11.57%	N/A	(6.07%)	(11.80%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023. Under this program, the Company has repurchased 509,022 shares of common stock through September 30, 2023, at an average price of $18.92, for a total investment of $9.6 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the third quarter 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
July 1, 2023 - July 31, 2023	55,100	$17.34	55,100	$16,202
August 1, 2023 - August 31, 2023	23,000	$21.00	23,000	$15,719
September 1, 2023 - September 30, 2023	19,734	$17.77	19,734	$15,368
Total	97,834		97,834

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

FIRST INTERNET BANCORP

11/8/2023	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/8/2023	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)