Form 10-K
period 2023-12-31
First Internet Bancorp
filed 2024-03-13
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2023.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8701 E. 116th Street
Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $284.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 8, 2024, the registrant had 8,655,854 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our definitive proxy statement for our 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

First Internet Bancorp

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including, without limitation, statements concerning the financial condition, results of operations, trends in lending policies and loan programs, prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal”, “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale”, “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed under the heading “Risk Factors” in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Our commercial banking products and services are delivered through a relationship banking model or through strategic partnerships and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We offer construction, investor commercial real estate loans and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a company that specializes in providing financing to franchisees in various industry segments. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $416.1 million in SBA 7(a) loans during the 2023 calendar year, and ranked as the 9th largest SBA 7(a) lender for the SBA’s 2023 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

We also offer payment, deposit, card and lending products and services through partnerships with financial technology companies and platforms (“fintechs”). With the rapid evolution of technology that enables consumers and small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain consumer and small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire lower-cost deposits and pursue additional asset generation capabilities.

As of December 31, 2023, the Company had consolidated assets of $5.2 billion, consolidated deposits of $4.1 billion and shareholders’ equity of $362.8 million.

Human Capital

As of December 31, 2023, we employed 290 people, 287 of which were full-time. Our team members have been, and continue to be, our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives each individual brings to the organization.

We encourage our employees to “Imagine More.” We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. We encourage community involvement and opportunities that support team members, both inside and outside the office. We may be a digital bank, but we strongly believe in the power of personal connection and collaboration, resulting in a relationship rich culture that enables us to live to our very best potential. Our focus on employees is evident in the number of “best work place” awards we have been honored with over the years.

We strive to maintain an inclusive and diverse work culture in which individual differences and experiences are valued and all employees have the opportunity to contribute and thrive. We believe that leveraging our employees’ diverse perspectives and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. With this vision in mind, the Company’s diversity and inclusion strategy focuses on five organizational pillars: People, Partners, Philanthropy, Products and Processes. In 2021, we published our first Environmental, Social and Governance (“ESG”) Report to highlight, among other things, our focus on and efforts to advance Diversity and Inclusion goals. In 2022, we provided a status update to our ESG Report, highlighting key initiatives and efforts. Our initiatives and efforts continued throughout 2023, as we continue to mandate Diversity, Equity & Inclusion (“DEI”) training for executive leadership and all employees. The phased training program — including topics such as unconscious bias, sexual harassment, regulatory issues and the benefits of a more diverse workplace — is delivered both in-person and online. Ongoing quarterly sessions and annual refresher courses help reinforce the program’s methods and maintain active awareness.

Meaningful training, an equitable hiring process, expanded hiring pools, and a long-term commitment to fostering a diverse workforce have all resulted in largely exceptional results over the past five years. In particular, when reviewing the Bank’s employee population, representation of diverse individuals by race and ethnicity increased from 9% in 2019 to 17% in 2023. During that same 5 year time period, we increased our percentage of racially and ethnically diverse new hires by more than 22%. Similarly, we have created positive trends in gender diversity, increasing our percentage of women new hires by 6% to 57% of our total new hires and increasing our percentage of women promotions by 20% to 58% of all promotions.

To further foster inclusion as a norm, our organization promotes and supports the development of employee-led business resource groups, which currently include First Ladies, LIFT (a professional development group), and BELONG (a group engaged in celebrating and learning about our unique experiences, heritages, etc.). These groups magnify traditionally underrepresented voices. We also offer tuition reimbursement, a robust internal training program, and leadership training and coaching through a third party consultant to help employees advance their careers and perform competently and confidently. The tuition reimbursement program reimburses approved tuition costs, registration fees for classes, and costs of books and computer-based resources as required by class. The internal training program focuses on topics such as privacy, fair banking, skills-training and many industry specific topics and regulations. The leadership training program features curriculum designed to help leaders understand management duties essential to their role.

Community service is a foundational tenet. We commit time, talent and financial support to community initiatives that inspire passion among our team members and support the communities within which we live and work. We allow paid volunteer time and sponsor community initiatives such as Junior Achievement Biztown and Habitat for Humanity. Team members serve on non-profit and other Boards/committees, with organizations such as Indianapolis Neighborhood Housing Partnership (INHP), Indy Chamber, and the Indiana Department of Workforce Development, to assist in meeting the community’s most pressing needs. The result is a sense of pride and increased engagement within the Bank that serves as a catalyst for the greater good.

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

Holding Company Regulation

General. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”) and has elected to be a financial holding company. It is subject to regulation, supervision, examination and enforcement by the Federal Reserve. Under the BHCA, the Company is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Bank as the Federal Reserve may require. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

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

The Basel III Rule requires minimum capital ratios for bank holding companies as follows:

•A ratio of minimum Common Equity Tier 1 Capital equal to 4.50% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6.00% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8.00% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4.00% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.50% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7.00% for Common Equity Tier 1 Capital, 8.50% for Tier 1 Capital and 10.50% for Total Capital.

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

Under the capital regulations of the FDIC and Federal Reserve, in order to be well capitalized, a banking organization must maintain:

•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.50% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8.00% or more;
•A ratio of Total Capital to total risk-weighted assets of 10.00% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5.00% or greater.

It is possible under the Basel III Rule to be well capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the requirements to be well capitalized. The Company was also in compliance with the capital conservation buffer. As of December 31, 2023, the Bank was well capitalized, as defined by FDIC regulations.

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

Community Bank Leverage Ratio Framework. In response to industry complaints concerning the regulatory burdens imposed on community banks by certain aspects of the Basel III Rule, the U.S. Congress, as part of the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act, authorized an optional, simplified measure of capital adequacy, the

“Community Bank Leverage Ratio” (“CBLR”) framework, for qualifying community banking organizations like the Company with less than $10 billion in total consolidated assets. The federal banking agencies jointly adopted a rulemaking effective January 1, 2020, that implemented this alternative approach to measuring capital. Qualifying institutions must have a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Banks that opt in to the rule are not required to calculate or report risk-based capital and are deemed to have met the well-capitalized ratio requirement. In response to the COVID-19 pandemic, the banking agencies temporarily lowered the qualifying leverage ratio to 8.00% in the second quarter of 2020, which then rose to 8.50% for calendar year 2021 and 9.00% thereafter. The Company has not opted in to the CBLR capital framework.

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

Bank mergers and acquisitions generally will require the approval of the regulatory authorities of each banking organization. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, public benefits expected to be generated by the acquisition, post-acquisition capital levels, and performance under the Community Reinvestment Act of 1977, as amended (the “CRA”). The federal banking regulators are also required to consider the effectiveness of the Bank Secrecy Act/anti-money laundering activities of the applicant. Federal regulatory policy relating to the approval of proposed mergers and acquisitions is currently under review. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy that, among other initiatives, calls upon the federal banking agencies to review their current merger approval practices under the BHCA and the Bank Merger Act, and adopt a plan for the revitalization of such practices. In February 2022, Acting FDIC Chairman Gruenberg announced that the agency’s priorities include a comprehensive review of the process of considering and evaluating bank mergers, something the FDIC indicated had not been done in 25 years.

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

The Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the Company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve possesses enforcement powers to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among those powers is the ability to restrict the payment of dividends. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.50% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Regulatory” section above.

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

Due to its online-driven model and nationwide banking platform, the Bank has opted to operate under a CRA Strategic Plan, which sets forth certain guidelines the Bank must meet. The Bank is awaiting FDIC approval for its proposed CRA Strategic Plan to cover the time period of January 1, 2024 through December 31, 2027. The Bank’s previous CRA Strategic Plan covered the time period of January 1, 2021 through December 31, 2023. The Bank received a “Satisfactory” CRA rating under that plan in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

Transactions with Affiliates. The authority of the Bank, like other FDIC-insured institutions, to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. An “affiliate” for this purpose is defined generally as any company that owns or controls the Bank or is under common ownership or control with the Bank, but excludes a company controlled by a bank. In general, transactions between the Bank and its affiliates must be on terms that are consistent with safe and sound banking practices and at least as favorable to the Bank as comparable transactions between the Bank and non-affiliates. In addition, covered transactions with affiliates are restricted individually to 10% and in the aggregate to 20% of the Bank’s capital. Collateral ranging from 100% to 130% of the loan amount depending on the quality of the collateral must be provided for an affiliate to secure a loan or other extension of credit from the Bank. The Company is an “affiliate” of the Bank for purposes of Regulation W and Sections 23A and 23B of the Federal Reserve Act. We believe the Bank complied with these provisions during 2023.

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

Enforcement. The DFI and the FDIC share primary regulatory enforcement responsibility over the Bank and its institution-affiliated parties, including directors, officers and employees. This enforcement authority includes, among other things, the ability to appoint a conservator or receiver for the Bank, to assess civil money penalties, to issue cease and desist orders, to seek judicial enforcement of administrative orders and to remove directors and officers from office and bar them from further participation in banking. In general, these enforcement actions may be initiated in response to alleged violations of laws, regulations and administrative orders, as well as in response to alleged unsafe or unsound banking practices or conditions.

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

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, Fed Funds lines with correspondent banks and brokered deposits. The FDIA and FDIC regulations limit the ability of banks to accept, renew, or roll over brokered deposits unless the institution is well capitalized. The FDIC may grant a waiver to permit a less than well capitalized bank to hold brokered deposits, but limitations on the rates paid on such deposits will apply, and the bank may also be required to pay a higher deposit insurance assessment on such deposits. The Bank believes it has sufficient liquidity to meet its funding obligations for at least the next twelve months. Additionally, as of December 31, 2023, the Bank had access to $1.2 billion in unused borrowing capacity at the Federal Reserve and FHLB.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is following this requirement with an investment in FHLB stock at December 31, 2023 of $28.4 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

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

In January 2021, the Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the BSA, was enacted. The AMLA was intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA attempted to codify a risk-based approach to anti-money laundering compliance for financial institutions; required the development of standards by the U.S. Treasury for evaluating technology and internal processes for BSA compliance; and expanded enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations and enhanced whistleblower provisions permitting monetary awards to persons who provide information that leads to successful enforcement of certain violations. Many of the statutory provisions in the AMLA require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

Residential Mortgage Restrictions. The Dodd-Frank Act initiated a number of significant residential mortgage lending reforms. These reforms include standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. Borrowers are also allowed to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. Mortgage lenders are required to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, mortgage originators are prohibited from receiving compensation based on the terms of residential mortgage loans and are subject to limitations on their ability to be compensated by others if compensation is received from a consumer.

Customer Information Security. The federal banking agencies have adopted final guidelines establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of the GLBA. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if misuse of this information is “reasonably possible.”

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

A second law called the California Privacy Rights Act (“CPRA”), which went into effect in 2023, expands the scope of the CCPA, imposes new restrictions on behavioral advertising, and establishes a new California Privacy Protection Agency which will enforce the law and issue regulations. Similar laws were enacted in Virginia and Colorado, and other states have considered and are actively considering legislation along the same lines. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigation and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

Recently, the SEC has enacted laws requiring public companies to disclose material cybersecurity risks and incidents along with cybersecurity protections and governance processes. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. See Part I, Item 1C.
Cybersecurity of this Annual Report on Form 10-K for additional information.

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

Our success depends, to a certain extent, upon favorable economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, changes in interest rates, inflation, money supply, and other factors beyond the Company’s control may adversely affect deposit levels, costs, loan demand and/or asset quality and, therefore, our earnings. Further, any economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by difficult or rapidly changing market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, net charge-offs and customer bankruptcies, as well as more restricted access to funds.

The competitive nature of the banking and financial services industry could negatively affect our ability to increase or maintain our market share and retain long-term profitability.

Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, credit unions, finance companies, fintechs, mutual funds, insurance companies and securities brokerage and investment banking firms operating locally and nationwide, and may soon compete with entities granted “special purpose national bank” (“SPNB”) charters by the Office of the Comptroller of the Currency. Some of our competitors have greater name financial resources, recognition and market presence than we do and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long-term basis.

Negative developments in the banking industry could adversely affect our current and future business operations and financial condition.

Bank failures and related negative media attention have caused significant market trading volatility among publicly traded bank and financial holding companies, particularly for regional and community banks. These developments have negatively impacted customer confidence in smaller banks, which could prompt customers to move their deposits to larger financial institutions. Further, competition for and costs of deposits has similarly increased, putting pressure on net interest margin. While we have taken actions to minimize the increase in our costs of funds, there is no guarantee that such actions will be successful or sufficient in the current or future market.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank designed to respond to recent negative developments in the banking industry and/or changing regulatory focus, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE composition and concentration, capital, third party risk management and general oversight and control of the foregoing. The Bank could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community due to changing regulatory focus and/or the failures of other financial institutions, which could negatively affect our future results of operations and financial condition.

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

New lines of business, and new products and services, may result in exposure to new risks; and the value and earnings related to existing lines of business are subject to market conditions.

The Bank has introduced, and in the future, may introduce new products and services to differing markets either alone or in conjunction with third parties, including programs and products introduced as part of our fintech partnership initiatives. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls or the controls of third parties and could reduce our revenues and potentially generate losses. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. New products and services, or entrance into new markets, are carefully scrutinized by regulatory agencies and may require substantial time, resources and capital, and profitability targets may not be achieved. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful launch and implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

Significant external events, including continued the spread or outbreak of a highly contagious disease, could adversely affect our business and results of operations.

We could experience other external events such as severe weather, natural disasters, acts of war, terrorism or widespread public health issues, such as the COVID-19 pandemic or another highly contagious or infectious disease, that could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to external events affecting the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will completely mitigate the adverse impacts of any significant external event. The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.

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

Our commercial loans totaled $3.0 billion, or 78.3% of our total loan portfolio as of December 31, 2023. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders and service providers maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance, franchise finance and small business loans have primarily been extended to small-to medium-sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

In addition, with respect to CRE, federal and state banking regulators are examining CRE lending activity with heightened scrutiny and may require banks with higher levels of CRE loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses and capital levels as a result of CRE lending growth and exposures. If we were required to maintain higher levels of capital than we would otherwise be expected to maintain, our ability to leverage our capital may be limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

At December 31, 2023, approximately 45.6% of our loans held for investment portfolio was comprised of commercial, residential mortgage and home equity loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located; in response to factors such as economic downturns and changes in the economic health of industries heavily concentrated in a particular area; and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses (“ACL”) on loans and held-to-maturity debt securities. The ACL represents the Bank’s best estimate of probable losses within the existing portfolio of loans and held-to-maturity debt securities. Additionally, related to off-balance-sheet credit exposures, we maintain a liability reserve account reported as an other liability in our balance sheet. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. As a result, the determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers; new information regarding existing loans and loan commitments; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the ACL. In addition, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our ACL or reserve for off-balance sheet credit exposures, we will need to recognize additional provision for credit losses. Material additions to the ACL would decrease our net income and may have a material adverse effect on our financial condition, results of operations and capital.

Market, Interest Rate, and Liquidity Risks

The market value of some of our investments could decline and adversely affect our financial position.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. We also use economic models to assist in the valuation of some of our investment securities. If our investment securities experience a decline in value, we would need to determine whether we would be required to record a write-down of the investment and a corresponding charge to our earnings.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates the Bank earns on loans, securities, and other earning assets and (ii) the interest rates the Bank pays on deposits and other borrowings, and its costs of capital. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates continue to rise, especially at the pace they did in 2022 and 2023, the Company will continue to face competitive pressure to increase the rates the Bank pays on deposits, which could negatively affect net interest margin. In addition, the interest rate on the Company’s 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) will change from 6.0% to three-month term SOFR plus 4.376% on June 30, 2024 (a total interest rate of 9.74% based on three-month term SOFR as of January 31, 2024), and the interest rates on the Company’s other subordinated notes are scheduled to change in 2025 and 2026, respectively. These changes could result in a decrease of net interest income. If market interest rates decline, the Bank could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower yield on earning assets. Earnings can also be impacted by the spread between short-term and long-term market interest rates.

The replacement of the London Inter-bank Offered Rate (“LIBOR”) may increase our cost of borrowing and could adversely impact our business, financial condition and results of operations.

The replacement for LIBOR, and floating rate benchmarks generally, could have adverse impacts on floating-rate obligations, loans, deposits, derivatives and other financial instruments that used LIBOR as a benchmark rate and adversely affect the Company's business, financial condition or results of operations.

The floating rate features of our outstanding 2029 Notes due were based on LIBOR, while the floating rate features of our other subordinated notes are based on SOFR. In anticipation of LIBOR’s phase out, and the uncertainty of SOFR as a LIBOR replacement, the terms of our 2029 Notes and 2031 Notes provide for a benchmark replacement rate for LIBOR or SOFR, as applicable, with such benchmark replacement rate to be determined by the Company or an independent financial advisor appointed by the Company, as applicable, in each case in accordance with terms of the 2029 Notes and 2031 Notes, respectively. Accordingly, the phase-out of LIBOR and the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits and FHLB advances. Further, in the past, we have raised additional capital in the public debt and equity markets to support balance sheet growth, refinance existing debt obligations, or explore strategic alternatives which may include additional asset, deposit or revenue generation channels. Our ability to source deposits and raise future capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.

The Company’s stock price can be volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors, including without limitation: actual or anticipated variations in the Company’s quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company’s competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events, including terrorist attacks, increased inflation, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the Company’s stock price to decrease, regardless of the Company’s operating results.

Operational Risks

Because our business is highly dependent on technology that is subject to rapid change and transformation, we are subject to risks of obsolescence.

The Bank conducts its deposit gathering activities and a portion of its lending activities through digital channels. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the DIF, the government and the banking system as a whole, and not shareholders. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation, implementation, or priorities in enforcement of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the DFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require action to correct any conditions resulting from any violation or practice, to commence a formal or informal enforcement action or issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

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

Our introduction of new products and programs in partnership with fintechs has increased account and transaction volume at the Bank and thereby increased the foregoing risks, the results of which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

Our regulators or auditors have required us to increase the level and manner of our oversight of the third parties which provide marketing and other services through which we offer products and services, whether in connection with our introduction of new programs and products, or otherwise. Although we have significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a compliance management system which is deemed adequate could result in sanctions or other action against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe that cybersecurity and the protection of data and customer information in our possession, custody or control is of paramount importance to our business. We have therefore designed and implemented a framework of policies, programs and procedures (the “Information Security Program”) intended to protect the confidentiality, integrity, and availability of our critical systems and information, including customer information. The Information Security Program is informed by interagency guidance issued by banking regulators as well as the FFIEC Information Security Booklet and Cybersecurity Assessment Tool. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the guidance to help us identify, assess, and manage cybersecurity risks relevant to our business.

Cybersecurity Risk Management and Strategy

Our Information Security Program is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our Information Security Program include:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•internal testing of our security controls and our response to cybersecurity incidents;
•the use of external service providers, to assess, test or otherwise assist with aspects of our security controls;
•training and awareness programs for all employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•maintenance and regular testing of a Business Continuity Plan that includes redundant back-up systems for all critical functions;
•a physical security program that is tested regularly;
•obtaining and maintaining appropriate insurance and indemnification for cybersecurity incidents; including insurance to cover cybersecurity incidents affecting third party vendors and service providers: and
•a third-party risk management program for service providers, suppliers, and vendors, that provides for the assessment, monitoring and management of cybersecurity risk presented by the Company’s use of such third parties.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A.

Cybersecurity Governance

Our Board of Directors keeps apprised of and oversees technology risk and cybersecurity of the Company, and receives updates from the Company’s Information Security Officer (“ISO”) on a quarterly basis. However, the Board has delegated certain specific responsibility for overseeing cybersecurity threats, among other things, to its Audit and Risk Committee. Our ISO and Chief Risk Officer provide the Audit and Risk Committee and the Company’s internal Enterprise Risk Management Committee periodic reports on our cybersecurity risks and cybersecurity incidents, if any. The Board, and the Audit and Risk Committee, have appropriate expertise in planning for and dealing with cybersecurity threats. Specifically, and without limitation, David Becker, Ann Dee and Justin Christian all possess specific expertise in this area.

The Audit and Risk Committee and the entire Board review and approve the Company’s Information Security Policy, Incident Response Policy, Third Party Risk Management Policy, Risk Appetite Statement and other relevant policies on at least an annual basis. Our ISO, who has over twenty-five years of experience in the system, network, and cybersecurity space, is responsible for implementing the Information Security Program alongside our Chief Information Officer. The ISO and Chief Information Officer both serve on the Enterprise Risk Management Committee, which is chaired by our Chief Risk Officer. They are supported by our team of technology professionals, who are responsible for information technology security monitoring and for managing the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents. The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data, and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels on a risk-based basis. Incidents are reported to and handled under our Incident Response Policy, which designates an incident response team and includes procedures and processes to identify, assess, respond to, mitigate and report on cybersecurity incidents.

Item 2.        Properties

The Company and the Bank are headquartered in a 172,630 square foot mixed-use building located at 8701 East 116th Street, Fishers, IN 46038. The Bank’s wholly-owned subsidiary, SPF15, Inc., owns the building and property.
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

As of March 8, 2024, the Company had 8,655,854 shares of common stock issued and outstanding, and there were 97 holders of record of common stock.

Dividends

Total cash dividends declared by the Company in 2023 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

Issuer Purchases of Equity Securities

In October 2021, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase of up to $30.0 million, which was subsequently increased to $35.0 million, of our outstanding common stock from time to time on the open market or in privately negotiated transactions. Under this program, the Company repurchased 855,956 shares of common stock at an average price of $36.31, for a total investment of $31.1 million. This stock repurchase authorization expired on December 31, 2022.

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2024, and replaced the stock repurchase program mentioned above. Under this program, the Company repurchased 559,522 shares of common stock through March 8, 2024, at an average price of $19.06, for a total investment of $10.7 million.

The following table presents information with respect to purchases of the Company’s common stock made during the fourth quarter of 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Programs
October 1, 2023 - October 31, 2023	23,000	$16.51	23,000	$14,988
November 1, 2023 - November 30, 2023	7,000	18.90	7,000	14,856
December 1, 2023 - December 31, 2023	10,000	23.92	10,000	14,617
Total	40,000		40,000

Stock Performance Graph

The following graph and table compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the S&P U.S. BMI Banks Index. The following assumes $100 invested on December 31, 2018 in First Internet Bancorp, the Nasdaq Composite Index and the S&P U.S. BMI Bank Index, and assumes that dividends are reinvested. The historical stock price performance for our common stock is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
2018
2019
2020
2021
2022
2023
S&P U.S. BMI Banks Index
Nasdaq Composite Index
First Internet Bancorp

	December 31,
Index	2018	2019	2020	2021	2022	2023
First Internet Bancorp	$100.00	$117.34	$144.17	$237.61	$123.53	$124.77
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Item 6.    [RESERVED]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2023 and 2022. Discussion, analysis and comparisons of the years ended December 31, 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Costs Associated with Exit Activities

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. The Company’s commercial construction and land development business was not affected by the decision and remains an important part of the Company’s lending strategy.

The Company incurred total pre-tax expense of $3.1 million in 2023 associated with exiting the consumer mortgage origination business.

Results of Operations

During the twelve months ended December 31, 2023, net income was $8.4 million, or $0.95 per diluted share, compared to net income of $35.5 million, or $3.70 per diluted share, for the twelve months ended December 31, 2022 and net income of $48.1 million, or $4.82 per diluted share, for the twelve months ended December 31, 2021.

The $27.1 million decrease in net income for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 was due primarily to a decrease of $22.2 million, or 22.9%, in net interest income, an increase of $11.7 million, or 234.6%, in provision for credit losses and an increase of $6.2 million, or 8.4%, in noninterest expense, partially offset by a decrease of $8.0 million, or 176.3%, in income tax expense and an increase of $4.9 million, or 22.9%, in noninterest income.

The Company recognized $3.1 million of mortgage operations and exit costs during the first quarter 2023, which contributed to the increase in noninterest expense compared to the twelve months ended December 31, 2022.

The Company also recognized only $0.1 million of mortgage banking revenue during the twelve months ended December 31, 2023, down from $5.5 million during the twelve months ended December 31, 2022, as it immediately began winding down its existing pipeline following the decision to exit the business.

Additionally, during the twelve months ended December 31, 2023, the Company recognized a $6.9 million partial charge-off related to a commercial and industrial participation loan with a balance of $9.8 million. This action contributed to the increase in the provision for credit losses as compared to the twelve months ended December 31, 2022. The Company received payment for the remaining balance of the participation loan during 2023.

The decrease in net income of $12.6 million for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 was due primarily to an $11.6 million decrease in noninterest income, an $11.5 million increase in noninterest expense and a $3.9 million increase in provision for loan losses, partially offset by a $10.5 million increase in net interest income and $3.9 million decrease in income tax expense.

During the twelve months ended December 31, 2023, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible common equity (“ROATCE”) were 0.17%, 2.35% and 2.38%. Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the twelve months ended December 31, 2023, was $16.2 million, and adjusted diluted earnings per share was $1.83. Additionally, for the twelve months ended December 31, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.33%, 4.54% and 4.60%, respectively.

During the twelve months ended December 31, 2022, ROAA, ROAE and ROATCE were 0.85%, 9.53% and 9.65%, respectively. The Company recognized a nonrecurring consulting fee associated with a special project of $0.9 million, paid a $0.5 million discretionary inflation bonus to certain employees, recognized accelerated equity compensation expense of $0.3 million related to several retirements, incurred acquisition-related expenses of $0.3 million and recognized a $0.1 million write-down of software. Excluding these items, adjusted net income for the twelve months ended December 31, 2022 was $37.2 million and adjusted diluted earnings per share was $3.86. Additionally, for the twelve months ended December 31, 2022, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.90%, 9.98% and 10.10%, respectively.

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

	Twelve Months Ended
	December 31, 2023			December 31, 2022			December 31, 2021
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,685,729	$192,337	5.22%	$3,142,166	$140,600	4.47%	$2,999,232	$123,467	4.12%
Securities - taxable	551,479	17,189	3.12%	537,921	10,711	1.99%	544,613	7,970	1.46%
Securities - non-taxable	72,571	3,532	4.87%	75,382	1,767	2.34%	84,482	1,017	1.20%
Other earning assets	500,061	26,384	5.28%	278,073	3,830	1.38%	466,608	1,429	0.31%
Total interest-earning assets	4,809,840	239,442	4.98%	4,033,542	156,908	3.89%	4,094,935	133,883	3.27%

Allowance for credit losses	(36,038)			(29,143)			(29,068)
Noninterest earning-assets	194,712			166,127			140,059
Total assets	$4,968,514			$4,170,526			$4,205,926

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$366,082	$6,186	1.69%	$333,737	$2,056	0.62%	$195,699	$583	0.30%
Savings accounts	29,200	249	0.85%	58,156	336	0.58%	56,967	203	0.36%
Money market accounts	1,276,602	49,890	3.91%	1,423,185	18,513	1.30%	1,434,829	5,892	0.41%
BaaS - brokered deposits	33,039	1,402	4.24%	60,699	1,033	1.70%	—	—	0.00%
Certificates and brokered deposits	2,040,041	85,636	4.20%	1,147,017	19,894	1.73%	1,411,211	23,144	1.64%
Total interest-bearing deposits	3,744,964	143,363	3.83%	3,022,794	41,832	1.38%	3,098,706	29,822	0.96%
Other borrowed funds	719,617	21,175	2.94%	638,526	17,983	2.82%	600,035	17,505	2.92%
Total interest-bearing liabilities	4,464,581	164,538	3.69%	3,661,320	59,815	1.63%	3,698,741	47,327	1.28%
Noninterest-bearing deposits	125,816			120,325			101,825
Other noninterest-bearing liabilities	20,317			16,037			47,255
Total liabilities	4,610,714			3,797,682			3,847,821

Shareholders' equity	357,800			372,844			358,105
Total liabilities and shareholders' equity	$4,968,514			$4,170,526			$4,205,926

Net interest income		$74,904			$97,093			$86,556

Interest rate spread[1]			1.29%			2.26%			1.99%
Net interest margin[2]			1.56%			2.41%			2.11%
Net interest margin - FTE[3]			1.67%			2.54%			2.25%

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

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2023 vs. December 31, 2022 Due to Changes in			Twelve Months Ended December 31, 2022 vs. December 31, 2021 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$26,264	$25,473	$51,737	$6,157	$10,976	$17,133
Securities – taxable	275	6,203	6,478	(100)	2,841	2,741
Securities – non-taxable	(69)	1,834	1,765	(120)	870	750
Other earning assets	4,967	17,587	22,554	(794)	3,195	2,401
Total	31,437	51,097	82,534	5,143	17,882	23,025

Interest expense
Interest-bearing deposits	12,042	89,489	101,531	(744)	12,754	12,010
Other borrowed funds	2,391	801	3,192	1,094	(616)	478
Total	14,433	90,290	104,723	350	12,138	12,488

Increase /(decrease) in net interest income	$17,004	$(39,193)	$(22,189)	$4,793	$5,744	$10,537

Net interest income for the twelve months ended December 31, 2023 was $74.9 million, a decrease of $22.2 million, or 22.9%, compared to $97.1 million for the twelve months ended December 31, 2022. The decrease in net interest income was the result of a $104.7 million, or 175.1%, increase in total interest expense to $164.5 million for the twelve months ended December 31, 2023 compared to $59.8 million for the twelve months ended December 31, 2022. The increase in total interest expense was partially offset by an $82.5 million, or 52.6%, increase in total interest income to $239.4 million for the twelve months ended December 31, 2023 compared to $156.9 million for the twelve months ended December 31, 2022.

The growth in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of 75 bps in the yield earned on loans, as well as an increase of $543.6 million, or 17.3%, in the average balance of loans, including loans held-for-sale. Furthermore, the yield on other earning assets increased 390 bps and the average balance of other earning assets increased $222.0 million, or 79.8%. Additionally, the average balance of securities increased $10.7 million, or 1.8%, and the yield earned on the securities portfolio increased 129 bps. The increase in the yields earned on loans, other earning assets and securities was due to the continued rise in interest rates during the fourth quarter 2022 and into 2023. As a result of the higher interest rate environment, the yield on funded portfolio originations was 8.41% for the twelve months ended December 31, 2023, an increase of 302 bps compared to the twelve months ended December 31, 2022.

The increase in total interest expense was due primarily to increases of $65.7 million, or 330.5%, in interest expense associated with certificates and brokered deposits, $31.4 million, or 169.5%, in interest expense associated with money market accounts, $4.1 million, or 200.9%, in interest expense associated with interest-bearing demand deposits and $3.2 million, or 17.8%, in interest expense associated with other borrowed funds. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 247 bps in the cost of these deposits, as well as an increase of $893.0 million, or 77.9%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2023, as well as the funding of brokered deposits during the fourth quarter 2022 and earlier in 2023 to supplement on-balance sheet liquidity. The increase in interest expense related to money market accounts was driven primarily by an increase of 261 bps in the cost of these deposits, partially offset by a decrease of $146.6 million, or 10.3%, in the average balance of these deposits. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 107 bp increase in the cost of these deposits, as well as an increase of $32.3 million, or 9.7%, in the average balance of these deposits. The increase in interest expense related to other borrowed funds was due primarily to additional long-term FHLB advances in the second half of 2022 at rates lower than market deposit costs, as the cost of the borrowed funds increased only 12 bps while the average balance increased 12.7%. The increase in the overall cost of deposits was due primarily to the continued rise in interest rates during the fourth quarter 2022 and into 2023.

However, as the Federal Reserve’s last rate increase was in July 2023, the pace of increase in deposit costs during the third and fourth quarters of 2023 was considerably slower than that experienced during 2022 and the first half of 2023.

Net interest margin (“NIM”) was 1.56% for the twelve months ended December 31, 2023 compared to 2.41% for the twelve months ended December 31, 2022. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.67% for the twelve months ended December 31, 2023 compared to 2.54% for the twelve months ended December 31, 2022, a decrease of 87 bps. The decrease in NIM and FTE NIM compared to the twelve months ended December 31, 2022 reflects the increase in the cost of interest-bearing liabilities of 206 bps, partially offset by the increase in earning asset yields of 109 bps.

Noninterest Income

The following table presents noninterest income for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022	2021
Service charges and fees	$851	$1,071	$1,114
Loan servicing revenue	3,833	2,573	1,934
Loan servicing asset revaluation	(1,463)	(1,639)	(1,069)
Mortgage banking activities	76	5,464	15,050
Gain on sale of loans	20,526	11,372	11,598
Gain on sale of premises and equipment	—	—	2,523
Other	2,302	2,416	1,694
Total noninterest income	$26,125	$21,257	$32,844

During the twelve months ended December 31, 2023, noninterest income totaled $26.1 million, representing an increase of $4.9 million, or 22.9%, compared to $21.3 million for the twelve months ended December 31, 2022. The increase in noninterest income was driven primarily by increases in gain on sale of loans and net loan servicing revenue, partially offset by a decrease in mortgage banking activities. Due to growth in the Company’s small business lending line of business, the amount of SBA 7(a) loan sales increased 110.4% during 2023 to $281.1 million from sales of $133.6 million during 2022. As a result, gain on sale of loans increased $9.2 million, or 80.5%, in 2023 compared to the prior year. The increase in net loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, as well as slower prepayment speeds in 2023. The decrease in mortgage banking activities was due to the Company’s exit from the mortgage business in the first quarter 2023.

Noninterest Expense

The following table presents noninterest expense for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022	2021
Salaries and employee benefits	$45,322	$41,553	$38,223
Marketing, advertising and promotion	2,567	3,554	3,261
Consulting and professional services	3,082	4,826	4,054
Data processing	2,373	1,989	1,649
Loan expenses	5,756	4,435	2,112
Premises and equipment	10,599	10,688	7,063
Deposit insurance premium	3,880	1,152	1,213
Other	5,857	5,076	4,223
Total noninterest expense	$79,436	$73,273	$61,798

Noninterest expense for the twelve months ended December 31, 2023 was $79.4 million, compared to $73.3 million for the twelve months ended December 31, 2022. The increase of $6.2 million, or 8.4%, compared to the twelve months ended December 31, 2022 was due primarily to increases of $3.8 million in salaries and employee benefits, $2.8 million in deposit insurance premium and $1.3 million in loan expenses, partially offset by decreases of $1.7 million in consulting and professional fees and $1.0 million in marketing, advertising and promotion. The increase in salaries and employee benefits was due primarily to mortgage exit costs, as well as an increase in headcount and higher incentive compensation in small business and construction lending. The increase in deposit insurance premium was due mainly to year-over-year asset growth, as well as the composition of loans and deposits. The increase in loan expenses was due primarily to mortgage exit costs and accrued contract expenses, as well as higher third-party loan servicing fees and other miscellaneous lending costs. The decrease in consulting and professional fees was due primarily to consulting fees related to a special project that occurred in the first quarter 2022, as well as lower legal fees in 2023. The decrease in marketing, advertising and promotion expense was due primarily to cost savings from the Company’s exit from the mortgage business in the first quarter 2023.

Income Taxes

The following table reconciles reported income tax (benefit) provision to that computed at the statutory federal tax rate for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2023	2022	2021
Statutory rate times pre-tax income	$1,037	$8,421	$11,880
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,951)	(4,190)	(4,217)
State income taxes, net of federal tax effect	(30)	592	865
Bank-owned life insurance	(215)	(201)	(199)
Tax credits	(168)	(143)	(175)
Other differences	(150)	80	304
Income tax (benefit) provision	$(3,477)	$4,559	$8,458

We recognized an income tax benefit of $3.5 million in 2023, compared to an income tax provision of $4.6 million and an effective tax rate of 11.4% in 2022. Our federal statutory tax rate was 21% in 2023 and 2022. In 2023 and 2022, the variance from the federal statutory rate was due primarily to tax-exempt income. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income.

Financial Condition

The following table presents summary balance sheet data as of the end of the last two years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2023	2022
Total assets	$5,167,572	$4,543,104
Loans	3,840,220	3,499,401
Total securities	702,008	579,552
Loans held-for-sale	22,052	21,511
Noninterest-bearing deposits	123,464	175,315
Interest-bearing deposits	3,943,509	3,265,930
Total deposits	4,066,973	3,441,245
Advances from Federal Home Loan Bank	614,934	614,928
Total shareholders' equity	362,795	364,974
Total assets increased $624.5 million, or 13.7%, to $5.2 billion as of December 31, 2023 compared to $4.5 billion as of December 31, 2022. Balance sheet growth was driven primarily by an increase in deposits of $625.7 million, or 18.2%. A portion of the increase in deposits was used to fund loan growth as loan balances increased $340.8 million, or 9.7%. However, as deposit growth outpaced loan growth, balance sheet liquidity increased as the combined balance of cash and securities increased $271.8 million, or 32.5%, and the percentage of loans to deposits declined to 94.4% as of December 31, 2023, compared to 101.7% as of December 31, 2022.
As of December 31, 2023, total shareholders’ equity was $362.8 million, a decrease of $2.2 million, or 0.6%, compared to December 31, 2022. The decrease in shareholders’ equity was due primarily to stock repurchase activity and the day 1 CECL adjustment, partially offset by net income earned during the period. Tangible common equity totaled $358.1 million as of December 31, 2023, representing a decrease of $2.2 million, or 0.6%, compared to December 31, 2022. The ratio of total shareholders’ equity to total assets decreased to 7.02% as of December 31, 2023 from 8.03% as of December 31, 2022 and the ratio of tangible common equity to tangible assets decreased to 6.94% as of December 31, 2023 from 7.94% as of December 31, 2022. The decrease in both shareholders’ equity to total assets and tangible common equity to tangible assets is due primarily to the stock repurchase activity and day 1 CECL adjustment mentioned above, as well as an increase in total assets, partially offset by net income earned during the period.

Book value per common share increased 4.2% to $41.97 as of December 31, 2023 from $40.26 as of December 31, 2022. Tangible book value per share increased 4.2% to $41.43 as of December 31, 2023 from $39.74 as of December 31, 2022. The increase in both book value per common share and tangible book value per share reflects the effect of stock repurchase activity throughout the year, partially offset by the declines in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table provides information regarding our loan portfolio as of the end of the last two years.

	December 31,
(dollars in thousands)	2023		2022
Commercial loans
Commercial and industrial	$129,349	3.4%	$126,108	3.6%
Owner-occupied commercial real estate	57,286	1.5%	61,836	1.8%
Investor commercial real estate	132,077	3.4%	93,121	2.7%
Construction	261,750	6.8%	181,966	5.2%
Single tenant lease financing	936,616	24.4%	939,240	26.8%
Public finance	521,764	13.6%	621,032	17.7%
Healthcare finance	222,793	5.8%	272,461	7.8%
Small business lending	218,506	5.7%	123,750	3.5%
Franchise finance	525,783	13.7%	299,835	8.6%
Total commercial loans	3,005,924	78.3%	2,719,349	77.7%
Consumer loans
Residential mortgage	395,648	10.3%	383,948	11.0%
Home equity	23,669	0.6%	24,712	0.7%
Other consumer	377,614	9.8%	324,598	9.3%
Total consumer loans	796,931	20.7%	733,258	21.0%
Total commercial and consumer loans	3,802,855	99.0%	3,452,607	98.7%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	37,365	1.0%	46,794	1.3%
Total loans	3,840,220	100.0%	3,499,401	100.0%
Allowance for credit losses - loans	(38,774)		(31,737)
Net loans	$3,801,446		$3,467,664
1 Includes carrying value adjustments of $27.8 million and $32.5 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2023 and December 31, 2022, respectively.

Total loans were $3.8 billion as of December 31, 2023, an increase of $340.8 million, or 9.7%, compared to December 31, 2022. Total commercial loan balances were $3.0 billion, as of December 31, 2023, up $286.6 million, or 10.5%, from December 31, 2022. Total consumer loan balances were $796.9 million as of December 31, 2023, an increase of $63.7 million, or 8.7%, compared to December 31, 2022. Compared to December 31, 2022, the increase in commercial loan balances was driven by growth in the franchise finance, small business lending, construction and investor commercial real estate portfolios. The increase was partially offset by a decrease in the fixed-rate public finance portfolio, as well as continued runoff in the healthcare finance portfolio. During 2023, the Company continued to execute on its strategy of redeploying cash flows from longer-duration fixed rate portfolios to variable rate and higher yielding loan types in order to improve net interest margin and mitigate long-term interest rate risk. The increase in consumer loans was due to higher balances in the recreational vehicles and trailers loan portfolios, in addition to funded residential mortgages and draws on construction/perm loans that were in the pipeline prior to exiting the business.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment or repricing schedules) of the outstanding loans in our portfolio as of December 31, 2023.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Commercial loans
Commercial and industrial	$36,461	$58,856	$34,023	$9	$129,349
Owner-occupied commercial real estate	6,546	19,260	31,480	—	57,286
Investor commercial real estate	61,012	68,360	2,705	—	132,077
Construction	83,560	176,993	1,197	—	261,750
Single tenant lease financing	35,083	383,420	518,113	—	936,616
Public finance	33,267	64,720	372,050	51,727	521,764
Healthcare finance	—	21,333	201,460	—	222,793
Small business lending	45	1,884	170,448	46,129	218,506
Franchise finance	—	40,831	484,952	—	525,783
Total commercial loans	255,974	835,657	1,816,428	97,865	3,005,924
Consumer loans
Residential mortgage	—	400	15,573	379,675	395,648
Home equity	1,239	278	5,973	16,179	23,669
Other consumer	1,264	18,576	307,663	50,111	377,614
Total consumer loans	2,503	19,254	329,209	445,965	796,931
Total commercial and consumer loans	$258,477	$854,911	$2,145,637	$543,830	$3,802,855

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2023.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Fixed rate	$76,393	$594,012	$1,945,170	$429,865	$3,045,440
Variable rate	182,084	260,899	200,467	113,965	757,415
Total commercial and consumer loans	$258,477	$854,911	$2,145,637	$543,830	$3,802,855

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2023 was $75.6 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$51
Owner-occupied commercial real estate	—	1,570
Small business lending	6,824	4,764
Franchise finance	303	—
Total commercial loans	7,127	6,385
Consumer loans:
Residential mortgage	1,911	1,048
Other consumer	86	17
Total consumer loans	1,997	1,065
Total nonaccrual loans	9,124	7,450

Past Due 90 days and accruing loans
Consumer loans:
Residential mortgage	838	79
Total consumer loans	838	79
Total past due 90 days and accruing loans	838	79

Total nonperforming loans	9,962	7,529

Other real estate owned
Residential mortgage	375	—
Total other real estate owned	375	—

Other nonperforming assets	17	42

Total nonperforming assets	$10,354	$7,571

Total nonperforming loans to total loans	0.26%	0.22%
Total nonperforming assets to total assets	0.20%	0.17%
Allowance for credit losses - loans to total loans	1.01%	0.91%
Nonaccrual loans to total loans	0.24%	0.21%
Allowance for credit losses - loans to nonaccrual loans	425.0%	426.0%

A loan is individually evaluated, when, based on current information or events, it is probable that we will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays generally not exceeding 90 days outstanding are not individually evaluated. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be individually evaluated. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on individually evaluated loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

Individually evaluated loans include nonperforming loans and also include loans where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which consist of repossessed assets. Nonperforming assets could also include individual securities for which a credit loss has been recognized; however, we did not own any securities classified as such during the two-year period ended December 31, 2023.

Total nonperforming loans increased $2.4 million, or 32.3%, to $10.0 million as of December 31, 2023 compared to $7.5 million as of December 31, 2022, due primarily to increases in nonperforming loans related to the small business lending and residential mortgage portfolios, partially offset by an owner-occupied commercial real estate loan that was returned to accrual status during the year. Total nonperforming assets increased $2.8 million, or 36.8%, to $10.4 million as of December 31, 2023, compared to $7.6 million as of December 31, 2022, due primarily to the increases of nonperforming loans related to small business lending and residential mortgage portfolios mentioned above, as well as increases in other real estate owned (“OREO”) and accruing loans past due 90 days or more, partially offset by the owner-occupied commercial real estate loan mentioned above. As of December 31, 2023, the Company had two residential mortgage properties in OREO with a carrying value of $0.4 million. As of December 31, 2022, the Company did not own any OREO.

Troubled Debt Restructurings

With the adoption ASU 2022-02, effective January 1, 2023, troubled debt restructurings (“TDRs”) accounting was eliminated. Total TDRs as of December 31, 2022 were $5.5 million. There were two portfolio residential mortgage loans and one small business lending loan classified as new TDRs during the twelve months ended December 31, 2022, with pre-modification and post-modification balances totaling $1.6 million. The following table provides a summary of troubled debt restructurings.

	December 31,
(amounts in thousands)	2023	2022
Troubled debt restructurings – nonaccrual	$—	$2,864
Troubled debt restructurings – performing	—	2,658
Total troubled debt restructurings	$—	$5,522

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the twelve months ended December 31, 2023 and 2022.

	December 31,
(amounts in thousands)	2023	2022
Balance, beginning of period	$31,737	$27,841
Adoption of ASU 2016-13 (CECL)	2,962	—
Balance, beginning of period	34,699	27,841
Provision charged to expense	15,454	4,977
Losses charged off
Commercial and industrial	(7,049)	—
Investor commercial real estate	(591)	—
Healthcare finance	(605)	—
Small business lending	(2,586)	(402)
Franchise finance	(331)
Residential mortgage	(140)	—
Other consumer	(582)	(2,358)
Total losses charged off	(11,884)	(2,760)
Recoveries
Commercial and industrial	243	5
Single tenant lease financing	—	1,231
Small business lending	77	29
Residential mortgage	5	4
Home equity	6	139
Other consumer	174	271
Total recoveries	505	1,679
Balance, end of period	$38,774	$31,737

Net charge-offs	$11,379	$1,081

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	6.87%	(0.01%)
Investor commercial real estate	0.47%	—%
Single tenant lease financing	—%	(0.14%)
Healthcare finance	0.25%	—%
Small business lending	1.34%	0.32%
Franchise Finance	0.08%	—%
Total commercial net charge-offs (recoveries)	0.38%	(0.03%)
Residential mortgage	0.03%	—%
Home equity	(0.02%)	(0.68%)
Other consumer	0.21%	0.43%
Total consumer net charge-offs (recoveries)	0.07%	0.32%
Net charge-offs to average loans	0.31%	0.03%

The determination of the allowance for credit losses (“ACL”) and the related provision for credit losses are components of our significant accounting policies as discussed within Note 1 to our consolidated financial statements. The adequacy of the allowance for credit losses and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation uses a discounted cash flow analysis based on historical loss data, reasonable and supportable forecasts and prepayment rates, as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades, delinquencies within the portfolio and changes in our lending policies and practices.

Management actively monitors asset quality and, when appropriate, charges off loans against the allowance for credit losses. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from those in the assumptions used to determine the size of the allowance for credit losses.

The ACL was $38.8 million as of December 31, 2023, compared to an ALLL of $31.7 million as of December 31, 2022. The increase in the ACL reflects the day one current expected credit losses (“CECL”) adjustment of $3.0 million, overall growth in the loan portfolio, changes in certain economic forecasts that impacted quantitative loss rates, adjustments to qualitative factors for certain portfolios and specific reserves placed on certain loans. The ACL as a percentage of total loans was 1.01% as of December 31, 2023, compared to 0.91% at December 31, 2022. The ACL as a percentage of nonperforming loans decreased to 389.2% as of December 31, 2023, compared to 421.5% as of December 31, 2022.

The provision for credit losses - loans was $15.5 million for the twelve months ended December 31, 2023 compared to $5.0 million for the twelve months ended December 31, 2022. The increase in the provision for credit losses - loans for the twelve months ended December 31, 2023 was driven primarily by increases in net charge-offs, which included the aforementioned partial charge-off of a commercial and industrial participation loan and increased charge-offs in small business lending. Also impacting the increase in the provision for credit losses - loans were additional specific reserves related to small business lending, partially offset by the positive impact of economic forecasts on certain portfolios.

Investment Securities Portfolio

In managing our investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” We did not classify any securities as trading securities as of December 31, 2023 and 2022. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

We periodically evaluate each security in an unrealized loss position to determine if there is an impairment. As of December 31, 2023, the unrealized losses in our investment securities portfolio were due primarily to interest rate changes. We have the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2023, we did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type as of the end of the last two years.

(amounts in thousands)	December 31,
Amortized Cost	2023	2022
Securities available-for-sale
U.S. Government-sponsored agencies	$96,404	$35,606
Municipal securities	69,494	68,958
Agency mortgage-backed securities - residential	237,798	252,066
Agency mortgage-backed securities - commercial	40,215	17,142
Private label mortgage-backed securities - residential	21,742	11,777
Asset-backed securities	8,071	5,000
Corporate securities	39,591	45,634
Total securities available-for-sale	513,315	436,183
Securities held-to-maturity
Municipal securities	13,889	13,946
Agency mortgage-backed securities - residential	166,750	121,853
Agency mortgage-backed securities - commercial	5,767	5,818
Corporate securities	40,747	47,551
Total held-to-maturity, net	227,153	189,168
Total securities	$740,468	$625,351

	December 31,
Approximate Fair Value	2023	2022
Securities available-for-sale
U.S. Government-sponsored agencies	$95,177	$33,809
Municipal securities	68,446	67,276
Agency mortgage-backed securities - residential	206,649	215,092
Agency mortgage-backed securities - commercial	38,885	15,840
Private label mortgage-backed securities - residential	20,779	10,455
Asset-backed securities	8,081	4,960
Corporate securities	36,838	42,952
Total securities available-for-sale	474,855	390,384
Securities held-to-maturity
Municipal securities	13,040	12,832
Agency mortgage-backed securities - residential	152,642	106,741
Agency mortgage-backed securities - commercial	4,521	4,552
Corporate securities	37,369	44,358
Total held-to-maturity	207,572	168,483
Total securities	$682,427	$558,867

The approximate fair value of investment securities available-for-sale increased $84.5 million, or 21.6%, to $474.9 million as of December 31, 2023 compared to $390.4 million as of December 31, 2022. The increase was due primarily to increases of $61.4 million in U.S. Government-sponsored agencies securities, $23.0 million in agency mortgage-backed securities - commercial and $10.3 million in private label mortgage-backed securities - residential, partially offset by decreases of $8.4 million in agency mortgage-backed securities - residential and $6.1 million in corporate securities. During 2023, the Company’s strategy for purchasing available-for-sale securities included a focus on variable rate agency and high-quality short duration private label mortgage-backed securities in order to minimize price risk regardless of the interest rate environment. As of December 31, 2023, the Company had securities with an amortized cost basis of $207.6 million designated as held-to-maturity compared to $168.5 million as of December 31, 2022. The increase was due primarily to CRA-eligible purchases of agency mortgage-backed securities - residential.

Investment Maturities

    The following table summarizes the contractual maturity schedule (without regard to repricing schedules) of our investment securities at their amortized cost and their weighted average yields at December 31, 2023.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield	Amortized Cost	Wtd. Avg. Yield
Securities:
U.S. Government-sponsored agencies	$250	2.84%	$1,996	4.86%	$39,391	5.61%	$54,767	5.58%	$96,404	5.57%
Municipal securities	1,295	2.35%	11,987	2.89%	16,938	2.71%	53,163	2.71%	83,383	2.73%
Agency mortgage-backed securities - residential	—	—%	568	1.68%	4,558	2.06%	399,422	2.45%	404,548	2.45%
Agency mortgage-backed securities - commercial	—	—%	4,769	2.39%	22,158	6.17%	19,055	2.84%	45,982	4.40%
Private-label mortgage-backed securities - residential	—	—%	—	—%	—	—%	21,742	4.68%	21,742	4.68%
Asset-backed securities	—	—%	—	—%	—	—%	8,071	6.94%	8,071	6.94%
Corporate securities	—	—%	23,546	5.78%	56,792	4.64%	—	—%	80,338	4.98%
Total securities	$1,545	2.43%	$42,866	4.50%	$139,837	4.84%	$556,220	2.95%	$740,468	3.39%

Accrued Income and Other Assets

Accrued income and other assets increased $6.2 million, or 13.8%, to $51.1 million at December 31, 2023 compared to $44.9 million at December 31, 2022. The increase was due primarily to increases of $3.0 million in deferred tax assets and $3.4 million in fund investments.

Deposits

The following table presents the composition of our deposit base as of the end of the last two years.

	December 31,
(dollars in thousands)	2023		2022
Noninterest-bearing deposits	$123,464	3.0%	$175,315	5.1%
Interest-bearing demand deposits	402,976	9.9%	335,611	9.8%
Savings accounts	21,364	0.5%	44,819	1.3%
Money market accounts	1,248,319	30.8%	1,418,599	41.2%
BaaS - brokered deposits	74,401	1.8%	13,607	0.4%
Certificates of deposits	1,605,156	39.5%	874,490	25.4%
Brokered deposits	591,293	14.5%	578,804	16.8%
Total	$4,066,973	100.0%	$3,441,245	100.0%

Total deposits increased $625.7 million, or 18.2%, to $4.1 billion as of December 31, 2023 compared to $3.4 billion as of December 31, 2022. This increase was due primarily to increases of $730.7 million, or 83.6%, in certificates of deposits, $67.4 million, or 20.1%, in interest-bearing demand deposits, $60.8 million, or 446.8%, in BaaS - brokered deposits and $12.5 million, 2.2%, in brokered deposits, partially offset by decreases of $170.3 million, or 12.0%, in money market accounts, $51.9 million, or 29.6%, in noninterest-bearing deposits, and $23.5 million, or 52.3%, in savings accounts. The increase in certificates of deposits and brokered deposits was due primarily to strong consumer and small business demand in 2023. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. The increase in BaaS - brokered deposits was driven by higher payments volume with one of our fintech partners. The increase in brokered deposits was due to the issuance of long-term brokered certificates of deposits to manage long-term interest rate risk and take advantage of the inverted yield curve. The decrease in money market accounts was due primarily to certain customer activity that can be periodically volatile, as well as certain higher-cost relationships that were exited during 2023. The decline in noninterest-bearing deposits was due primarily to drawdowns from commercial real estate development and construction clients contributing equity to projects the Company is financing. The decrease in savings accounts was due primarily to customer withdrawal activity.

Uninsured deposit balances represented 25% of total deposits at December 31, 2023, down from 33% at December 31, 2022. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance decreased to 19% as of December 31 2023, down from 24% as of December 31, 2022.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits greater than $250,000.

Time Deposit Maturities at December 31, 2023

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$64,307	$91,103	$47,939	$53,638	$256,987	13.8%
1.00% – 1.99%	14,668	7,643	254	628	23,193	1.2%
2.00% – 2.99%	77,257	6,217	2,875	40,610	126,959	6.8%
3.00% – 3.99%	28,030	20,826	27,140	115,057	191,053	10.2%
4.00% – 4.99%	1,142,207	50,088	20,328	56,031	1,268,654	67.7%
5.00% – 5.99%	5,955	—	213	—	6,168	0.3%
Total	$1,332,424	$175,877	$98,749	$265,964	$1,873,014	100.0%

Time Deposit Maturities Greater than $250,000

(dollars in thousands)	December 31, 2023
Maturity Period:
3 months or less	$157,414
Over 3 through 6 months	112,044
Over 6 through 12 months	160,658
Over 12 months	273,719
Total	$703,835

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

	At or For The Twelve Months Ended December 31,
(dollars in thousands)	2023	2022
Balance outstanding at end of period	$614,934	$614,928
Average amount outstanding during period	614,931	534,144
Maximum outstanding at any month end during period	614,934	615,928

Weighted average interest rate at end of period[1]	3.04%	2.82%
Weighted average interest rate during period[1]	3.00%	2.15%
1Excludes the impact of interest rate swaps. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $0.3 million, or 2.3%, to $14.2 million at December 31, 2023, compared to $14.5 million at December 31, 2022. The decrease was due primarily to decreases of $2.9 million in other liabilities, $1.6 million in accrued taxes, $0.2 million in accrued salary and benefits and $0.4 million in accrued property taxes, partially offset by increases of $3.7 million in the reserve for unfunded commitments as a result of the adoption of CECL in 2023, as well as new origination activity, and an increase of $0.7 million in derivative liability due to changes in fair value.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2023, on a consolidated basis, the Company had $0.9 billion in cash and cash equivalents and investment securities available-for-sale, and $22.1 million in loans held-for-sale that were generally available for our cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2023, the Bank had the ability to borrow an additional $1.2 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2023, the Company, on an unconsolidated basis, had $11.6 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2023, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $755.4 million. Certificates of deposits and brokered certificates of deposits scheduled to mature in one year or less at December 31, 2023 totaled $1.3 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

The following table presents the Company’s significant contractual obligations as of December 31, 2023.

		Payments Due In
(dollars in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	8	2,193,959	—	—	—	2,193,959
Certificates of deposits and brokered deposits[1]	8	1,332,424	274,626	259,564	6,400	1,873,014
FHLB advances[1,2]	9	255,003	100,000	135,000	124,931	614,934
Subordinated debt[1]	10	—	—	—	107,000	107,000
Total contractual obligations		$3,781,386	$374,626	$394,564	$238,331	$4,788,907
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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2024. Under this program, the Company repurchased 502,525 shares of common stock at an average price of $18.40 per share, during 2023 and 46,497 shares of common stock at an average price of $24.42 per share, during 2022. As of December 31, 2023, the Company had $14.6 million of remaining authority under the program. Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations. See Part II, Item 5, of this report for information regarding recent repurchase activity and our remaining authority under the program.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company's management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following tables for the last three completed fiscal years ended on December 31.

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2023	2022	2021
Total equity - GAAP	$362,795	$364,974	$380,338
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$358,108	$360,287	$375,651

Total assets - GAAP	$5,167,572	$4,543,104	$4,210,994
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$5,162,885	$4,538,417	$4,206,307

Total common shares outstanding	8,644,451	9,065,883	9,754,455

Book value per common share	$41.97	$40.26	$38.99
Effect of goodwill	(0.54)	(0.52)	(0.48)
Tangible book value per common share	$41.43	$39.74	$38.51

Total shareholders’ equity to assets	7.02%	8.03%	9.03%
Effect of goodwill	(0.08%)	(0.09%)	(0.10%)
Tangible common equity to tangible assets	6.94%	7.94%	8.93%

Total average equity - GAAP	$357,800	$372,844	$358,105
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$353,113	$368,157	$353,418

Return on average shareholders' equity	2.35%	9.53%	13.44%
Effect of goodwill	0.03%	0.12%	0.17%
Return on average tangible common equity	2.38%	9.65%	13.61%

Total interest income	$239,442	$156,908	$133,883
Adjustments:
Fully-taxable equivalent adjustments[1]	5,233	5,355	5,453
Total interest income - FTE	$244,675	$162,263	$139,336

Net interest income	$74,904	$97,093	$86,556
Adjustments:
Fully-taxable equivalent adjustments[1]	5,233	5,355	5,453
Net interest income - FTE	$80,137	$102,448	$92,009

Net interest margin	1.56%	2.41%	2.11%
Effect of fully-taxable equivalent adjustments[1]	0.11%	0.13%	0.14%
Net interest margin - FTE	1.67%	2.54%	2.25%
1Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2023	2022	2021
Total Revenue- GAAP	$101,029	$118,350	$119,400
Adjustments:
Mortgage-related revenue	(65)	—	—
Gain on sale of premises and equipment	—	—	(2,523)
Subordinated debt redemption cost	—	—	810
Adjusted total revenue	$100,964	$118,350	$117,687

Noninterest income - GAAP	$26,125	$21,257	$32,844
Adjustments:
Mortgage-related revenue	(65)	—	—
Gain on sale of premises and equipment	—	—	(2,523)
Adjusted noninterest income	$26,060	$21,257	$30,321

Noninterest expense - GAAP	$79,436	$73,273	$61,798
Adjustments:
Mortgage-related costs	(3,052)	—	—
Acquisition-related expenses	—	(273)	(163)
IT Termination fee		—	(475)
Nonrecurring consulting fee	—	(875)	—
Write-down of Software	—	(125)	—
Discretionary inflation bonus	—	(531)	—
Accelerated equity compensation	—	(289)	—
Adjusted noninterest expense	$76,384	$71,180	$61,160

Income before income taxes - GAAP	$4,940	$40,100	$56,572
Adjustments:[1]
Mortgage-related revenue	(65)	—	—
Mortgage-related costs	3,052	—	—
Gain on sale of premises and equipment	—	—	(2,523)
Partial charge-off of C&I participation loan	6,914	—	—
Acquisition-related expenses	—	273	163
IT Termination fee		—	475
Nonrecurring consulting fee	—	875	—
Write-down of Software	—	125	—
Subordinated debt redemption cost	—	—	810
Discretionary inflation bonus	—	531	—
Accelerated equity compensation	—	289	—
Adjusted income before income taxes	$14,841	$42,193	$55,497

Income tax provision - GAAP	$(3,477)	$4,559	$8,458
Adjustments:[1]
Mortgage-related revenue	(14)	—	—
Mortgage-related costs	641	—	—
Gain on sale of premises and equipment	—	—	(530)
Partial charge-off of C&I participation loan	1,452	—	—
Acquisition-related expenses	—	57	34
IT Termination fee		—	100
Nonrecurring consulting fee	—	184	—
Write-down of Software	—	26	—
Subordinated debt redemption cost	—	—	170
Discretionary inflation bonus	—	112	—
Accelerated equity compensation	—	61	—
Adjusted income tax provision	$(1,398)	$4,999	$8,232
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2023	2022	2021

Net income - GAAP	$8,417	$35,541	$48,114
Adjustments:
Mortgage-related revenue	(51)	—	—
Mortgage-related costs	2,411	—	—
Partial charge-off of C&I participation loan	5,462	—	—
Gain on sale of premises and equipment	—	—	(1,993)
IT Termination fee	—	—	375
Acquisition-related expenses	—	216	129
Nonrecurring consulting fee	—	691	—
Write-down of Software	—	99	—
Subordinated debt redemption cost	—	—	640
Discretionary inflation bonus	—	419	—
Accelerated equity compensation	—	228	—
Adjusted net income	$16,239	$37,194	$47,265

Diluted average common shares outstanding	8,858,890	9,595,115	9,976,261

Diluted earnings per share - GAAP	$0.95	$3.70	$4.82
Adjustments:
Mortgage-related revenue	(0.01)	—	—
Mortgage-related costs	0.27	—	—
Effect of gain on sale of premises and equipment	—	—	(0.19)
Effect of partial charge-off of C&I participation loan	0.62	—	—
Effect of acquisition-related expenses	—	0.02	0.01
Effect of IT termination fee	—	—	0.04
Effect of nonrecurring consulting fee	—	0.07	—
Effect of write-down of software	—	0.01	—
Effect of subordinated debt redemption cost	—	—	0.06
Effect of discretionary inflation bonus	—	0.04	—
Effect of accelerated equity compensation	—	0.02	—
Adjusted diluted earnings per share	$1.83	$3.86	$4.74

Return on average assets	0.17%	0.85%	1.14%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.05%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	(0.05%)
Effect of partial charge-off of C&I participation loan	0.11%	0.00%	0.00%
Effect of acquisition-related expenses	0.00%	0.01%	0.00%
Effect of IT termination fee	0.00%	0.00%	0.01%
Effect of nonrecurring consulting fee	0.00%	0.02%	0.00%
Effect of write-down of software	0.00%	0.00%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.02%
Effect of discretionary inflation bonus	0.00%	0.01%	0.00%
Effect of accelerated equity compensation	0.00%	0.01%	0.00%
Adjusted return on average assets	0.33%	0.90%	1.12%

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2023	2022	2021
Return on average shareholders' equity	2.35%	9.53%	13.44%
Effect of mortgage-related revenue	(0.01)%	0.00%	0.00%
Effect of mortgage-related costs	0.67%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	(0.56%)
Effect of partial charge-off of C&I participation loan	1.53%	0.00%	0.00%
Effect of acquisition-related expenses	0.00%	0.06%	0.04%
Effect of IT termination fee	0.00%	0.00%	0.10%
Effect of nonrecurring consulting fee	0.00%	0.19%	0.00%
Effect of write-down of software	0.00%	0.03%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.18%
Effect of discretionary inflation bonus	0.00%	0.11%	0.00%
Effect of accelerated equity compensation	0.00%	0.06%	0.00%
Adjusted return on average shareholders' equity	4.54%	9.98%	13.20%

Return on average tangible common equity	2.38%	9.65%	13.61%
Effect of mortgage-related revenue	(0.01)%	0.00%	0.00%
Effect of mortgage-related costs	0.68%	0.00%	0.00%
Effect of partial charge-off of C&I participation loan	1.55%	0.00%	0.00%
Effect of gain on sale of premises and equipment	0.00%	0.00%	(0.56%)
Effect of acquisition-related expenses	0.00%	0.06%	0.04%
Effect of IT termination fee	0.00%	0.00%	0.10%
Effect of nonrecurring consulting fee	0.00%	0.19%	0.00%
Effect of write-down of software	0.00%	0.03%	0.00%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.18%
Effect of discretionary inflation bonus	0.00%	0.11%	0.00%
Effect of accelerated equity compensation	0.00%	0.06%	0.00%
Adjusted return on average tangible common equity	4.60%	10.10%	13.37%

Critical Accounting Policies and Estimates

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

The Company adopted ASC 326 for all financial assets measured at amortized cost, available-for-sale securities and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a net decrease to retained earnings of $4.5 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The net adjustment to allowance for credit losses (“ACL”) includes $2.3 million related to loans, $1.9 million related to off-balance sheet credit exposures and $0.3 million related to held-to-maturity debt securities.

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

Accrued interest receivable on loans totaled $20.9 million as of December 31, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

Accrued interest receivable on AFS debt securities totaled $2.9 million at December 31, 2023 and is excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.2 million at December 31, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we may enter into financial transactions to extend credit, engage in interest rate swaps or other forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps were arranged to receive hedge accounting treatment and were classified as either fair value or cash flow hedges. Fair value hedges were purchased to convert certain fixed rate assets to floating rate. Cash flow hedges were used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2023 and December 31, 2022, we had interest rate swaps with a notional amount of $200.0 million and $260.0 million, respectively. Additionally, prior to the Company’s decision to exit its consumer mortgage business in the first quarter 2023, we entered into forward contracts related to our mortgage banking business to hedge the exposures we had from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. At December 31, 2023, the Company did not have any commitments to sell residential real estate loans. At December 31, 2022, the Company had commitments to sell residential real estate loans of $17.0 million. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of December 31, 2023, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	20.32%	10.83%	N/A	(4.51%)	(8.86%)
NII - Year 2	43.94%	38.11%	29.04%	24.52%	20.17%
EVE	26.38%	16.02%	N/A	(6.93%)	(13.75%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on our NII and EVE position as of December 31, 2023, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve-month period:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	7.78%	4.16%	N/A	(2.43%)	(4.92%)
NII - Year 2	44.76%	38.44%	29.04%	23.18%	17.18%
EVE	24.22%	14.85%	N/A	(7.67%)	(15.39%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2023 has been audited by FORVIS, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2023.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2023. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	70	Chairman, Chief Executive Officer and Director
Nicole S. Lorch	49	President, Chief Operating Officer and Secretary
Kenneth J. Lovik	54	Executive Vice President and Chief Financial Officer

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
4.2
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed on September 30, 2016)

4.3
Second Supplemental Indenture, dated as of June 12, 2019, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed on June 12, 2019)

4.4
Third Supplemental Indenture, dated as of October 26, 2020, between First Internet Bancorp and U.S. Bank National Association, as trustee (including form of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2030) (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed October 26, 2020)

4.5
Fourth Supplemental Indenture, dated as of August 16, 2021, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed August 16, 2021)

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
10.4
Amendment to Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated April 20, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 25, 2022)*

10.5
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Nicole S. Lorch dated April 20, 2022 (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed April 25, 2022)*

10.6
Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and Kenneth J. Lovik dated April 20, 2022 (incorporated by reference to Exhibit 10.3 to current report on Form 8-K filed April 25, 2022)*

10.7	First Internet Bancorp Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017)*
10.8
Form of Subordinated Note Purchase Agreement, dated as of October 26, 2020, between First Internet Bancorp and the purchaser thereunder (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed October 26, 2020)

10.9
Form of Management Incentive Award Agreement - Restricted Stock Units under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022)*

10.10
Form of Management Incentive Award Agreement - Restricted Stock Units (performance based) under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2021)*

10.11
Form of Subordinated Note Purchase Agreement, dated August 16,2021, by and among First Internet Bancorp and the Purchasers* (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed August 15, 2021)

10.12	First Internet Bancorp 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 17, 2022)*
10.13
Form of Non-Employee Director Restricted Stock Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023)*

10.14
Form of Management Incentive Award Agreement - Restricted Stock Units under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2023)*

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
97	Compensation Recoupment Policy
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2023, filed with the SEC on March 13, 2024, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, 2022, and 2021, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2024.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2024.

/s/ David B. Becker	/s/ Kenneth J. Lovik
David B. Becker, Chairman and Chief Executive Officer (Principal Executive Officer)	Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

*	*
Aasif M. Bade, Director	Joseph A. Fenech, Director

*	*
Justin P. Christian, Director	Jean L. Wojtowicz, Director

*	*
Ann Colussi Dee, Director	John K. Keach, Jr., Director

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

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2024, expressed an unqualified opinion thereon.

Emphasis of Matter

As discussed in Note 1, Note 4, and Note 22 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

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

Allowance for Credit Losses (ACL) – Loans – Qualitative Adjustments

As described in Note 1, Note 4, and Note 22 of the consolidated financial statements and referred to in the change in accounting principle explanatory paragraph above, on January 1, 2023, the Company adopted ASU 2016-13: Financial Instruments - Credit losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected credit loss (“CECL”) methodology.

As of December 31, 2023, the ACL on loans was $38,774,000. The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information. The Company utilized a discounted cash flow (“DCF”) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The Company also includes qualitative adjustments to the allowance based on factors and considerations that have not otherwise been fully accounted for.

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls over the qualitative adjustments used in the ACL calculation including controls addressing the:

◦Significant assumptions and judgments applied in the development of the qualitative adjustments.

◦Mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

•Substantively testing management's determination of the qualitative adjustments used in the ACL estimate, including:

◦Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, including evaluating their judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.

◦Analytically evaluating the qualitative adjustments for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

◦Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

/s/ FORVIS, LLP

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 13, 2024

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 13, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ FORVIS, LLP

Indianapolis, Indiana
March 13, 2024

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$8,269	$17,426
Interest-bearing demand deposits	397,629	239,126
Total cash and cash equivalents	405,898	256,552
Securities available-for-sale - at fair value (amortized cost of $513,315 in 2023 and $436,183 in 2022)	474,855	390,384
Securities held-to-maturity - at amortized cost, net of allowance for credit losses of $0.3 million in 2023 (fair value of $207,572 in 2023 and $168,483 in 2022)	227,153	189,168
Loans held-for-sale (includes $9,110 at fair value in 2022)	22,052	21,511
Loans	3,840,220	3,499,401
Allowance for credit losses - loans	(38,774)	(31,737)
Net loans	3,801,446	3,467,664
Accrued interest receivable	26,746	21,069
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	40,882	39,859
Premises and equipment, net	73,463	72,711
Goodwill	4,687	4,687
Servicing asset, at fair value	10,567	6,255
Other real estate owned	375	—
Accrued income and other assets	51,098	44,894
Total assets	$5,167,572	$4,543,104

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$123,464	$175,315
Interest-bearing deposits	3,943,509	3,265,930
Total deposits	4,066,973	3,441,245
Advances from Federal Home Loan Bank	614,934	614,928
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,162 in 2023 and $2,468 in 2022	104,838	104,532
Accrued interest payable	3,848	2,913
Accrued expenses and other liabilities	14,184	14,512
Total liabilities	4,804,777	4,178,130
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,644,451 and 9,065,883 shares issued and outstanding in 2023 and 2022, respectively	184,700	192,935
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	207,470	205,675
Accumulated other comprehensive loss	(29,375)	(33,636)
Total shareholders’ equity	362,795	364,974
Total liabilities and shareholders’ equity	$5,167,572	$4,543,104

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income
Loans	$192,337	$140,600	$123,467
Securities – taxable	17,189	10,711	7,970
Securities – non-taxable	3,532	1,767	1,017
Other earning assets	26,384	3,830	1,429
Total interest income	239,442	156,908	133,883
Interest expense
Deposits	143,363	41,832	29,822
Other borrowed funds	21,175	17,983	17,505
Total interest expense	164,538	59,815	47,327
Net interest income	74,904	97,093	86,556
Provision for credit losses - loans	15,454	4,977	1,030
Benefit for credit losses - debt securities held-to-maturity	(42)	—	—
Provision for credit losses - off-balance sheet commitments	1,241	—	—
Net interest income after provision for credit losses	58,251	92,116	85,526
Noninterest income
Service charges and fees	851	1,071	1,114
Loan servicing revenue	3,833	2,573	1,934
Loan servicing asset revaluation	(1,463)	(1,639)	(1,069)
Mortgage banking activities	76	5,464	15,050
Gain on sale of loans	20,526	11,372	11,598
Gain on sale of premises and equipment	—	—	2,523
Other	2,302	2,416	1,694
Total noninterest income	26,125	21,257	32,844
Noninterest expense
Salaries and employee benefits	45,322	41,553	38,223
Marketing, advertising and promotion	2,567	3,554	3,261
Consulting and professional fees	3,082	4,826	4,054
Data processing	2,373	1,989	1,649
Loan expenses	5,756	4,435	2,112
Premises and equipment	10,599	10,688	7,063
Deposit insurance premium	3,880	1,152	1,213
Other	5,857	5,076	4,223
Total noninterest expense	79,436	73,273	61,798
Income before income taxes	4,940	40,100	56,572
Income tax (benefit) provision	(3,477)	4,559	8,458
Net income	$8,417	$35,541	$48,114
Income per share of common stock
Basic	$0.95	$3.73	$4.85
Diluted	0.95	3.70	4.82
Weighted-average number of common shares outstanding
Basic	8,837,558	9,530,921	9,918,083
Diluted	8,858,890	9,595,115	9,976,261
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$8,417	$35,541	$48,114
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	7,339	(42,336)	(4,087)
Income tax provision (benefit)	1,682	(9,060)	(1,064)
Net effect on other comprehensive income (loss)	5,657	(33,276)	(3,023)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	(5,402)	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	778	844	—
Income tax provision (benefit)	198	(1,039)	—
Net effect on other comprehensive income (loss)	580	(3,519)	—

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	(2,566)	19,091	11,138
Income tax (benefit) provision	(590)	4,893	1,958
Net effect on other comprehensive (loss) income	(1,976)	14,198	9,180

Total other comprehensive income (loss)	4,261	(22,597)	6,157
Comprehensive income	$12,678	$12,944	$54,271

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2021	$221,408	$126,732	$(17,196)	$330,944
Net income	—	48,114	—	48,114
Other comprehensive income	—	—	6,157	6,157
Dividends declared ($0.24 per share)	—	(2,415)	—	(2,415)
Repurchased shares of common stock (100,000)	(4,436)	—	—	(4,436)
Recognition of the fair value of share-based compensation	2,393	—	—	2,393
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(440)	—	—	(440)
Balance, December 31, 2021	$218,946	$172,431	$(11,039)	$380,338
Net income	—	35,541	—	35,541
Other comprehensive loss	—	—	(22,597)	(22,597)
Dividends declared ($0.24 per share)	—	(2,297)	—	(2,297)
Repurchased shares of common stock (779,956)	(27,780)	—	—	(27,780)
Recognition of the fair value of share-based compensation	2,035	—	—	2,035
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(287)	—	—	(287)
Balance, December 31, 2022	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards (1)	—	(4,491)	—	(4,491)
Net income	—	8,417	—	8,417
Other comprehensive income	—	—	4,261	4,261
Dividends declared ($0.24 per share)	—	(2,131)	—	(2,131)
Repurchased shares of common stock (502,525)	(9,248)	—	—	(9,248)
Excise tax on repurchase of common stock	(92)			(92)
Recognition of the fair value of share-based compensation	1,258	—	—	1,258
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(162)	—	—	(162)
Balance, December 31, 2023	$184,700	$207,470	$(29,375)	$362,795
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$8,417	$35,541	$48,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,748	8,729	8,775
Increase in cash surrender value of bank-owned life insurance	(1,023)	(959)	(948)
Provision for credit losses	16,653	4,977	1,030
Share-based compensation expense	1,258	2,035	2,393
Loans originated for sale	(328,146)	(518,870)	(814,671)
Proceeds from sale of loans originated for sale	342,684	558,817	832,089
Gain on sale of loans	(20,997)	(17,473)	(29,401)
Decrease in fair value of loans held-for-sale	143	184	718
(Gain) loss on derivatives	(384)	(2,569)	1,513
Settlement of derivatives	—	—	(1,859)
Gain on sale of premises and equipment	—	—	(2,523)
Net change in servicing asset	1,463	1,639	1,069
Net deferred income tax	(4,353)	4,632	2,434
Net change in other assets	(6,625)	9,815	7,028
Net change in other liabilities	(3,158)	(3,775)	(921)
Net cash provided by operating activities	11,680	82,723	54,840
Investing activities
Net loan activity, excluding sales and purchases	(67,851)	(214,761)	316,002
Proceeds from sales of other real estate owned	—	1,188	—
Net proceeds from sales of portfolio loans	—	14,466	21,093
Maturities of securities available-for-sale	53,142	80,223	166,260
Purchase of securities available-for-sale	(130,772)	(12,969)	(282,226)
Maturities and calls of securities held-to-maturity	19,104	7,902	8,525
Purchase of securities held-to-maturity	(53,573)	(41,246)	—
Redemption of Federal Home Loan Bank of Indianapolis stock	—	431	—
Purchase of Federal Home Loan Bank of Indianapolis stock	—	(3,131)	—
Net proceeds from sale of premises and equipment	—	—	8,116
Purchase of premises and equipment	(5,367)	(17,517)	(29,892)
Loans purchased	(284,722)	(412,109)	(168,438)
Other investing activities	(4,464)	(3,510)	4,434
Net cash (used in) provided by investing activities	(474,503)	(601,033)	43,874
Financing activities
Net change in deposits	623,818	262,286	(91,926)
Cash dividends paid	(2,156)	(2,317)	(2,415)
Net proceeds from issuance of subordinated debt	—	—	58,658
Repayment of subordinated debt	—	—	(35,000)
Repurchase of common stock	(9,340)	(27,780)	(4,436)
Proceeds from advances from Federal Home Loan Bank	475,000	615,000	440,000
Repayment of advances from Federal Home Loan Bank	(475,000)	(515,000)	(440,000)
Other, net	(153)	(287)	(441)
Net cash provided by (used in) financing activities	612,169	331,902	(75,560)
Net increase (decrease) in cash and cash equivalents	149,346	(186,408)	23,154
Cash and cash equivalents, beginning of year	256,552	442,960	419,806
Cash and cash equivalents, end of year	$405,898	$256,552	$442,960
Supplemental disclosures of cash flows information
Cash paid during the year for interest	163,604	58,920	46,748
Cash paid during the year for taxes	939	2,005	7,045
Loans transferred to other real estate owned	375	—	1,188
Loans transferred to held-for-sale from portfolio	—	14,049	20,145
Cash dividends declared, not paid	519	544	585
Securities purchases settled in subsequent period	2,632	2,997	—
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	—	96,220	—
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for credit losses, income taxes, valuation and impairments of investment securities and goodwill, as well as fair value measurements of derivatives, loans held-for-sale and other real estate owned. Actual results could differ from those estimates.

Securities

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2023 or 2022.

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

The Company also earns noninterest income through a variety of financial and transaction services provided to commercial and consumer clients such as deposit account, debit card, mortgage banking, portfolio loan sales and sales of the government-guaranteed portion of U.S. Small Business Administration loans. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the allowance for credit losses (“ACL”), any unamortized deferred fees or costs on originated loans, unamortized premiums or discounts on purchased loans and any carrying value adjustments related to terminated interest rate swaps associated with loans.

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

The Company adopted ASC 326 for all financial assets measured at amortized cost, available-for-sale securities and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a net decrease to retained earnings of $4.5 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The net adjustment to allowance for credit losses (“ACL”) includes $2.3 million related to loans, $1.9 million related to off-balance sheet credit exposures and $0.3 million related to held-to-maturity debt securities.

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

Accrued interest receivable on AFS debt securities totaled $2.9 million at December 31, 2023 and is excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.2 million at December 31, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

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

Accrued interest receivable on loans totaled $20.9 million and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

Qualitative factors for the DCF include the following:
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
•Changes in the quality of the Company’s loan review system
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

Regulatory Capital

As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. Refer to “Note 14. Regulatory Capital Requirements” for details of the phase-in transition adjustments.

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

Provision for Credit Losses

A provision for estimated credit losses is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Nonaccrual Loans

Any loan which becomes 90 days delinquent or for which the full collection of principal and interest may be in doubt will be considered for nonaccrual status. At the time a loan is placed on nonaccrual status, all accrued but unpaid interest will be reversed from interest income. Placing a loan on nonaccrual status does not relieve the borrower of the obligation to repay interest. A loan placed on nonaccrual status may be restored to accrual status when all delinquent principal and interest has been brought current, and the Company expects full payment of the remaining contractual principal and interest.

Individually Evaluated Loans

A loan is individually evaluated, when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with delays not exceeding 90 days outstanding generally are not individually evaluated. Certain nonaccrual and substantially all delinquent loans more than 90 days past due may be individually evaluated. Generally, loans are placed on nonaccrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well secured and in the process of collection. The accrual of interest on individually evaluated and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Individually evaluated loans include nonperforming loans and also include loans where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Accounting Standards Codification (“ASC”) Topic 310, Receivables, requires that individually evaluated loans be measured based on the present value of expected future cash flows discounted at the loans’ effective interest rates or the fair value of the underlying collateral, less costs to sell, and allows existing methods for recognizing interest income.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at its fair value less estimated costs to sell. When property is acquired, it is recorded at its fair value at the date of acquisition with any resulting write-down charged against the ACL. Any subsequent deterioration of the property is charged directly to operating expense. Costs relating to the development and improvement of other real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred.

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, prior to the Company’s decision to exit its consumer mortgage business in the first quarter 2023, we entered into forward contracts related to our mortgage banking business to hedge the exposures we had from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. The forward contracts were entered into in order to economically hedge the effect of changed interest rates resulted from the Company’s commitment to fund the loans.

Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses in the income statement within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2023 or 2022.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2023	2022	2021
Basic earnings per share
Net income available to common shareholders	$8,417	$35,541	$48,114
Weighted average common shares	8,837,558	9,530,921	9,918,083
Basic earnings per common share	$0.95	$3.73	$4.85

Diluted earnings per share
Net income available to common shareholders	$8,417	$35,541	$48,114
Weighted average common shares	8,837,558	9,530,921	9,918,083
Dilutive effect of equity compensation	21,332	64,194	58,178
Weighted average common and incremental shares	8,858,890	9,595,115	9,976,261
Diluted earnings per common share[1]	$0.95	$3.70	$4.82

1 Potential dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. Excluded from the computation of diluted earnings per share were weighted average antidilutive shares totaling 20,797, 2,646 and 28 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Reclassification adjustments have been determined for all components of other comprehensive income (loss) reported in the consolidated statements of shareholders’ equity.

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

Note 2:        Cash and Cash Equivalents

At December 31, 2023, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $8.6 million. In addition, approximately $382.2 million and $7.0 million of cash was held by the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which are not federally insured.

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

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2023 and 2022.

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$96,404	$402	$(1,629)	$95,177
Municipal securities	69,494	356	(1,404)	68,446
Agency mortgage-backed securities - residential[1]	237,798	101	(31,250)	206,649
Agency mortgage-backed securities - commercial	40,215	9	(1,339)	38,885
Private label mortgage-backed securities - residential	21,742	144	(1,107)	20,779
Asset-backed securities	8,071	17	(7)	8,081
Corporate securities	39,591	25	(2,778)	36,838
Total available-for-sale	$513,315	$1,054	$(39,514)	$474,855

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,892	$1	$(853)	$13,040	$(3)	$13,889
Agency mortgage-backed securities - residential	166,750	4	(14,112)	152,642	—	166,750
Agency mortgage-backed securities - commercial	5,767	—	(1,246)	4,521	—	5,767
Corporate securities	41,037	—	(3,668)	37,369	(290)	40,747
Total held-to-maturity	$227,446	$5	$(19,879)	$207,572	$(293)	$227,153

1 Includes $0.4 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2023.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Accrued interest receivable on AFS and HTM securities at December 31, 2023 was $2.9 million and $1.2 million, respectively, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

Over 95% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at December 31, 2023 and determined no additional ACL was necessary.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$35,606	$—	$(1,797)	$33,809
Municipal securities	68,958	458	(2,140)	67,276
Agency mortgage-backed securities - residential[1]	252,066	—	(36,974)	215,092
Agency mortgage-backed securities - commercial	17,142	—	(1,302)	15,840
Private label mortgage-backed securities - residential	11,777	—	(1,322)	10,455
Asset-backed securities	5,000	—	(40)	4,960
Corporate securities	45,634	35	(2,717)	42,952
Total available-for-sale	$436,183	$493	$(46,292)	$390,384

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,946	$—	$(1,114)	$12,832
Agency mortgage-backed securities - residential	121,853	—	(15,112)	106,741
Agency mortgage-backed securities - commercial	5,818	—	(1,266)	4,552
Corporate securities	47,551	—	(3,193)	44,358
Total held-to-maturity	$189,168	$—	$(20,685)	$168,483

1 Includes $0.5 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2022.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The carrying value of securities at December 31, 2023 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$550	$549
One to five years	31,401	31,865
Five to ten years	69,553	67,120
After ten years	103,985	100,927
	205,489	200,461
Agency mortgage-backed securities - residential	237,798	206,649
Agency mortgage-backed securities - commercial	40,215	38,885
Private label mortgage-backed securities - residential	21,742	20,779
Asset-backed securities	8,071	8,081
Total	$513,315	$474,855

	Held-to-Maturity
	Amortized Cost	Fair Value
Within one year	$995	$987
One to five years	6,129	5,952
Five to ten years	43,856	39,967
After ten years	3,949	3,503
	54,929	50,409
Agency mortgage-backed securities - residential	166,750	152,642
Agency mortgage-backed securities - commercial	5,767	4,521
Total	$227,446	$207,572

There were no gross realized gains or losses resulting from the sale of AFS securities recognized during the twelve months ended December 31, 2023, December 31, 2022 and December 31, 2021.

As of December 31, 2023, the fair value of AFS securities pledged as collateral was $662.1 million. The Company pledged these securities to both the FHLB and the Fed Discount Window to increase the Company’s borrowing capacity and provide collateral for existing FHLB advances.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2023 and 2022 was $578.9 million and $527.4 million, which is approximately 85% and 94%, respectively, of the Company’s AFS and HTM securities portfolios. As of December 31, 2023, the Company’s securities portfolio consisted of 512 securities, of which 434 were in an unrealized loss position. As of December 31, 2022, the Company’s security portfolio consisted of 445 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,934	$(161)	$24,579	$(1,468)	$66,513	$(1,629)
Municipal securities	2,399	(103)	36,193	(1,301)	38,592	(1,404)
Agency mortgage-backed securities - residential	1,089	(5)	194,095	(31,245)	195,184	(31,250)
Agency mortgage-backed securities - commercial	21,561	(50)	14,217	(1,289)	35,778	(1,339)
Private label mortgage-backed securities - residential	3,567	(29)	9,114	(1,078)	12,681	(1,107)
Asset-backed securities	1,654	(7)	—	—	1,654	(7)
Corporate securities	1,680	(365)	24,587	(2,413)	26,267	(2,778)
Total	$73,884	$(720)	$302,785	$(38,794)	$376,669	$(39,514)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$29,668	$(1,008)	$4,141	$(789)	$33,809	$(1,797)
Municipals	39,557	(1,766)	4,778	(374)	44,335	(2,140)
Agency mortgage-backed securities - residential	170,026	(29,690)	45,066	(7,284)	215,092	(36,974)
Agency mortgage-backed securities - commercial	10,560	(926)	5,280	(376)	15,840	(1,302)
Private label mortgage-backed securities - residential	2,445	(330)	8,010	(992)	10,455	(1,322)
Asset-backed securities	4,960	(40)	—	—	4,960	(40)
Corporate securities	21,568	(1,452)	13,239	(1,265)	34,807	(2,717)
Total	$278,784	$(35,212)	$80,514	$(11,080)	$359,298	$(46,292)

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

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2023.

	Securities Held-to-Maturity
(in thousands)	State and Municipal	Other	Total
Aaa/AAA	$—	$—	$—
Aa1/AA+	9,917	—	9,917
Aa2/AA	1,538	—	1,538
A1/A+	1,794	—	1,794
A2/A	643	5,000	5,643
A3/A-	—	4,509	4,509
Baa1/BBB+	—	8,500	8,500
Baa2/BBB	—	8,500	8,500
Baa3/BBB-	—	12,528	12,528
Ba1/BB+	—	2,000	2,000
Not Rated [1]	—	172,517	172,517
Total	$13,892	$213,554	$227,446

1 HTM agency mortgage-backed securities - commercial and residential are listed under Other securities as not rated.

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of income during the twelve months ended December 31, 2023, 2022 and 2021.

Equity Investments

Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under equity security accounting. The following tables provide additional information related to investments accounted for under this method.

The carrying amount of each equity investment with a readily determinable fair value or net asset value at December 31, 2023 and 2022 is reflected in the following table:

(dollars in thousands)	2023	2022
GenOpp Financial Fund LP	$2,102	$2,134
Total	$2,102	$2,134

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis as of December 31, 2023 and for the years ended December 31, 2023 and 2022 is reflected in the following table:

(dollars in thousands)	2023	2022
Carrying value[1]	$12,374	$8,067
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Net change	$12,374	$8,067

1 Exclusive of $11.5 million and $13.0 million in unfunded commitments as of December 31, 2023, and 2022, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans

Categories of loans include:

	December 31,
	2023	2022
Commercial loans
Commercial and industrial	$129,349	$126,108
Owner-occupied commercial real estate	57,286	61,836
Investor commercial real estate	132,077	93,121
Construction	261,750	181,966
Single tenant lease financing	936,616	939,240
Public finance	521,764	621,032
Healthcare finance	222,793	272,461
Small business lending	218,506	123,750
Franchise finance	525,783	299,835
Total commercial loans	3,005,924	2,719,349
Consumer loans
Residential mortgage	395,648	383,948
Home equity	23,669	24,712
Other consumer	377,614	324,598
Total consumer loans	796,931	733,258
Total commercial and consumer loans	3,802,855	3,452,607
Net deferred loan origination costs, premiums and discounts on purchased loans, and other [1]	37,365	46,794
Total loans	3,840,220	3,499,401
Allowance for credit losses	(38,774)	(31,737)
Net loans	$3,801,446	$3,467,664

1 Includes carrying value adjustment of $27.8 million and $32.5 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2023 and December 31, 2022, respectively.

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

Owner-Occupied Commercial Real Estate: The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the borrower, or an affiliate of the borrower, who owns the property. This portfolio segment is generally concentrated in the Midwest and Southwest regions of the United States and its loans are often secured by manufacturing and service facilities.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Investor Commercial Real Estate: These loans are made on a nationwide basis and are underwritten primarily based on the cash flow expected to be generated from the property and are secondarily supported by the value of the real estate. These loans typically incorporate a personal guarantee from the primary sponsor or sponsors. This portfolio segment generally involves larger loan amounts with repayment primarily dependent on the successful leasing and operation of the property securing the loan or the business conducted on the property securing the loan. Investor commercial real estate loans may be more adversely affected by changing economic conditions in the real estate markets, industry dynamics or the overall health of the local economy where the property is located. The properties securing the Company’s investor commercial real estate portfolio tend to be diverse in terms of property type. Management monitors and evaluates commercial real estate loans based on property financial performance, collateral value, guarantor strength, economic and industry conditions together with other risk grade criteria. As a general rule, the Company avoids financing special use projects unless other underwriting factors are present to mitigate these additional risks.

Construction: Construction loans are made on a nationwide basis and are secured by land and related improvements and are made to assist in the construction of new structures, which may include commercial (retail, industrial, office, and multi-family) properties, land development for residential properties or single family residential properties offered for sale by the builder. These loans generally finance a variety of project costs, including land, site preparation, architectural services, construction, closing and soft costs and interim financing needs. The cash flows of builders, while initially predictable, may fluctuate with market conditions, and the value of the collateral securing these loans may be subject to fluctuations based on general economic changes.

Single Tenant Lease Financing: These loans are made on a nationwide basis to owners of real estate subject to long-term lease arrangements with single tenant operators. The real estate is typically operated by regionally, nationally or globally branded businesses. The loans are underwritten based on the financial strength of the borrower, characteristics of the real estate, cash flows generated from the lease arrangements and the financial strength of the tenant. Similar to the other loan portfolio segments, management monitors and evaluates these loans based on borrower and tenant financial performance, collateral value, industry trends and other risk grade criteria.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Small Business Lending: These loans are made on a nationwide basis to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration (“SBA”) under its 7(a) loan program. We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment and commercial real estate purchases.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company also includes qualitative adjustments to the ACL based on factors and considerations that have not otherwise been fully accounted for. Qualitative adjustments include, but are not limited to:
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
•Changes in the quality of the Company’s loan review system
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
The following tables present changes in the balance of the ACL during the twelve months ended December 31, 2023.

	Twelve Months Ended December 31, 2023
	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for credit losses:
Commercial and industrial	$1,711	$(120)	$7,400	$(7,049)	$243	$2,185
Owner-occupied commercial real estate	651	62	112	—	—	825
Investor commercial real estate	1,099	(191)	994	(591)	—	1,311
Construction	2,074	(435)	528	—	—	2,167
Single tenant lease financing	10,519	(346)	(2,044)	—	—	8,129
Public finance	1,753	(135)	(246)	—	—	1,372
Healthcare finance	2,997	1,034	(1,450)	(605)	—	1,976
Small business lending	2,168	334	6,539	(2,586)	77	6,532
Franchise finance	3,988	(313)	3,019	(331)	—	6,363
Residential mortgage	1,559	406	224	(140)	5	2,054
Home equity	69	133	(37)	—	6	171
Other consumer	3,149	2,533	415	(582)	174	5,689
Total	$31,737	$2,962	$15,454	$(11,884)	$505	$38,774

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2022 and December 31, 2021.

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

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table details activity in the provision for credit losses on off-balance sheet commitments for the twelve months ended December 31, 2023.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

(dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision for credit losses	Balance December 31, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$123	$233
Owner-occupied commercial real estate	—	—	9	9
Investor commercial real estate	—	9	(3)	6
Construction	—	2,193	696	2,889
Healthcare finance	—	2	(2)	—
Small business lending	—	—	541	541
Total commercial loans	—	2,314	1,364	3,678
Consumer loans
Residential mortgage	—	127	(116)	11
Home equity	—	52	(7)	45
Other consumer	—	11	—	11
Total consumer loans	—	190	(123)	67
Total allowance for off-balance sheet commitments	$—	$2,504	$1,241	$3,745

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

•“Substandard” - Loans that possess a defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans that are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of December 31, 2023.

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$24,329	$19,382	$15,464	$2,502	$12,365	$8,703	$41,967	$—	$124,712
Special Mention	—	4,637	—	—	—	—	—	—	4,637
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial and industrial	24,329	24,019	15,464	2,502	12,365	8,703	41,967	—	129,349
Gross charge-offs	—	—	6,914	5	130	—	—	—	7,049
Owner-occupied commercial real estate
Pass	1,492	10,731	7,990	6,591	5,255	12,485	—	—	44,544
Special Mention	—	584	922	8,392	—	1,189	—	—	11,087
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,492	11,315	8,912	14,983	5,255	15,329	—	—	57,286
Investor commercial real estate
Pass	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Gross charge-offs	—	—	—	—	—	591	—	—	591
Construction
Pass	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Single tenant lease financing
Pass	52,360	221,964	89,075	65,863	142,023	346,695	—	—	917,980
Special Mention	—	4,362	6,698	3,032	—	4,544	—	—	18,636
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	52,360	226,326	95,773	68,895	142,023	351,239	—	—	936,616
Public finance
Pass	3,805	30,583	29,750	719	43,611	411,176	—	—	519,644
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	3,805	30,583	29,750	719	43,611	413,296	—	—	521,764

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	9,955	124,654	63,486	23,484	—	—	221,579
Special Mention	—	—	—	—	1,214	—	—	—	1,214
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	9,955	124,654	64,700	23,484	—	—	222,793
Gross charge-offs	—	—	—	—	605	—	—	—	605
Small business lending [1]
Pass	119,149	42,077	15,180	13,948	4,582	9,215	5,388	—	209,539
Special Mention	343	496	—	341	265	698	—	—	2,143
Substandard	1,095	1,854	52	1,777	1,155	417	474	—	6,824
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	120,587	44,427	15,232	16,066	6,002	10,330	5,862	—	218,506
Gross charge-offs	67	739	416	1,364	—	—	—	—	2,586
Franchise finance
Pass	256,944	210,617	57,919	—	—	—	—	—	525,480
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	303	—	—	—	—	—	303
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	256,944	210,617	58,222	—	—	—	—	—	525,783
Gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Performing	14,942	195,453	91,010	30,092	13,072	48,330	—	—	392,899
Nonperforming	—	738	456	73	—	1,482	—	—	2,749
Total residential mortgage	14,942	196,191	91,466	30,165	13,072	49,812	—	—	395,648
Gross charge-offs	—	53	70	—	17	—	—	—	140
Home equity
Performing	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Other consumer
Performing	115,736	106,883	41,598	26,527	27,087	58,902	795	—	377,528
Nonperforming	—	53	—	5	15	13	—	—	86
Total other consumer	115,736	106,936	41,598	26,532	27,102	58,915	795	—	377,614
Gross charge-offs	97	115	20	51	56	243	—	—	582
Total Loans	$624,674	$1,040,686	$463,824	$300,968	$362,098	$937,458	$71,369	$1,778	$3,802,855
Total gross charge-offs	$164	$1,238	$7,420	$1,420	$808	$834	$—	$—	$11,884
1 Balance is partially guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios based on rating category and payment activity as of December 31, 2022.

	December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Total
Commercial and industrial	$114,934	$1,373	$9,801	$126,108
Owner-occupied commercial real estate	50,721	9,546	1,569	61,836
Investor commercial real estate	93,121	—	—	93,121
Construction	180,768	1,198	—	181,966
Single tenant lease financing	936,207	3,033	—	939,240
Public finance	618,752	2,280	—	621,032
Healthcare finance	271,085	1,376	—	272,461
Small business lending[1]	107,885	5,814	10,051	123,750
Franchise finance	299,241	594	—	299,835
Total commercial loans	$2,672,714	$25,214	$21,421	$2,719,349
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	Performing	Nonperforming	Total
Residential mortgage	$382,900	$1,048	$383,948
Home equity	24,712	—	24,712
Other consumer	324,581	17	324,598
Total	$732,193	$1,065	$733,258

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

 The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2023 and 2022.

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$40	$21	$—	$61	$129,288	$129,349
Owner-occupied commercial real estate	—	—	—	—	57,286	57,286
Investor commercial real estate	—	—	—	—	132,077	132,077
Construction	—	—	—	—	261,750	261,750
Single tenant lease financing	—	—	—	—	936,616	936,616
Public finance	—	—	—	—	521,764	521,764
Healthcare finance	—	—	—	—	222,793	222,793
Small business lending[1]	2,680	57	2,794	5,531	212,975	218,506
Franchise Finance	—	2,923	303	3,226	522,557	525,783
Residential mortgage	70	709	1,663	2,442	393,206	395,648
Home equity	—	—	—	—	23,669	23,669
Other consumer	223	68	53	344	377,270	377,614
Total	$3,013	$3,778	$4,813	$11,604	$3,791,251	$3,802,855
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2022
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$81	$—	$51	$132	$125,976	$126,108
Owner-occupied commercial real estate	—	—	—	—	61,836	61,836
Investor commercial real estate	—	—	—	—	93,121	93,121
Construction	—	1,198	—	1,198	180,768	181,966
Single tenant lease financing	—	—	—	—	939,240	939,240
Public finance	—	—	—	—	621,032	621,032
Healthcare finance	—	—	—	—	272,461	272,461
Small business lending[1]	57	—	3,485	3,542	120,208	123,750
Franchise Finance	313	—	—	313	299,522	299,835
Residential mortgage	—	283	185	468	383,480	383,948
Home equity	—	—	—	—	24,712	24,712
Other consumer	91	10	—	101	324,497	324,598
Total	$542	$1,491	$3,721	$5,754	$3,446,853	$3,452,607
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	December 31, 2023			December 31, 2022
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Loan Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$51	$—	$—
Owner-occupied commercial real estate	—	—	—	1,570	1,570	—
Small business lending[1]	6,824	904	—	4,764	2,766	—
Franchise finance	303	—		—	—
Residential mortgage	1,911	1,911	838	1,048	1,048	79
Other consumer	86	86	—	17	17	—
Total loans	$9,124	$2,901	$838	$7,450	$5,401	$79

1 Balance is partially guaranteed by the U.S. government.

There was $0.3 million and $0.2 million in interest income recognized on nonaccrual loans for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2023.

	December 31, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,654	1,654	—
Small business lending[1]	2,875	1,210	2,226	6,311	2,391
Residential mortgage	—	1,911	—	1,911	—
Other consumer loans	—	—	86	86	—
Total loans	$2,875	$3,121	$3,966	$9,962	$2,391
1 Balance is partially guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s impaired loans as of December 31,2022.

	December 31, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial and industrial	$9,750	$9,750	$—
Owner-occupied commercial real estate	1,570	1,779	—
Small business lending[1]	8,184	8,705	—
Residential mortgage	3,676	3,835	—
Home equity	29	29	—
Other consumer	17	36	—
Total	23,226	24,134	—
Loans with a specific valuation allowance
Commercial and industrial	$51	$51	$51
Single tenant lease financing	—	—	—
Healthcare finance	—	—	—
Small business lending[1]	1,867	1,867	703
Total	1,918	1,918	754
Total impaired loans	$25,144	$26,052	$754

1 Balance is partially guaranteed by the U.S. government.

The following table presents average balances and interest income recognized for impaired loans during the twelve months ended December 31, 2022, and 2021.

	December 31, 2022		December 31, 2021
	Average Balance	Interest Income	Average Balance	Interest Income
Loans without a specific valuation allowance
Commercial and industrial	$3,676	$872	$194	$9
Owner-occupied commercial real estate	2,253	—	3,324	—
Single tenant lease financing	—	—	75	5
Healthcare finance	—	—	252	—
Small business lending[1]	2,678	—	1,215	—
Residential mortgage	3,529	25	2,264	67
Home equity	16	—	13	—
Other consumer	8	—	29	—
Total	12,160	897	7,366	81
Loans with a specific valuation allowance
Commercial and industrial	$411	$—	$675	$—
Owner-occupied commercial real estate	—	—	355	—
Single tenant lease financing	410	—	3,931	—
Healthcare finance	620	45	841	131
Small business lending[1]	1,662	—	644	—
Other consumer	50	—	—	—
Total	3,153	45	6,446	131
Total impaired loans	$15,313	$942	$13,812	$212

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

There were two portfolio residential mortgage loans classified as new TDRs during the twelve months ended December 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $1 million. The Company did not allocate a specific allowance for loan losses (“ALLL”) for these loans as of December 31, 2022 and the modifications consisted of interest only payments for a period of time. There was one SBA loan classified as a new TDR during the twelve months ended December 31, 2022 with a pre-modification and post-modification outstanding recorded investment of $0.6 million and the modification consisted of a forbearance agreement. The company allocated a specific ALLL of $0.3 million for this loan. There were two portfolio residential mortgage loans classified as new TDRs during the twelve months ended December 31, 2021 with a pre-modification and post-modification outstanding recorded investment of $1.6 million. The Company did not allocate a specific ALLL for these loans as of December 31, 2021. The modifications consisted of interest-only payments for a period of time.

There were no performing TDRs which had payment defaults within the twelve months following modification during the years ended December 31, 2022 and 2021.

Other Real Estate Owned

The Company had $0.4 million in OREO as of December 31, 2023, which consisted of two residential mortgage properties. The Company did not have any OREO as of December 31, 2022. There was one loan totaling $0.8 million and one loan totaling $0.1 million, in the process of foreclosure at December 31, 2023 and December 31, 2022, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2023 and 2022.

	December 31,
	2023	2022
Land	$5,598	$5,598
Construction in process	1,119	714
Right of use leased asset	66	206
Building and improvements	60,699	57,505
Furniture and equipment	20,836	19,585
Less: accumulated depreciation	(14,855)	(10,897)
	$73,463	$72,711

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 6:        Goodwill

As of December 31, 2023 and 2022, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2023, 2022 and 2021. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2023 and no events or changes in circumstances have occurred since the August 31, 2023 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2023, 2022 and 2021 are shown in the table below.

	Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$6,255	$4,702	$3,569
Additions:
Originated and purchased servicing	5,775	3,192	2,202
Subtractions:
Paydowns	(1,842)	(1,075)	(820)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	379	(564)	(249)
Loan servicing asset revaluation	(1,463)	(1,639)	(1,069)
Ending balance	$10,567	$6,255	$4,702

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2023, 2022 and 2021 are shown in the table below.

	December 31, 2023	December 31, 2022	December 31, 2021
Loan portfolios serviced for:
SBA guaranteed loans	$531,927	$318,194	$230,514
Total	$531,927	$318,194	$230,514

Loan servicing revenue totaled $3.8 million, $2.6 million and $1.9 million during the twelve months ended December 31, 2023, 2022 and 2021, respectively. Loan servicing asset revaluation, which represents paydowns and the change in fair value of the servicing asset, resulted in a $1.5 million, $1.6 million and $1.1 million downward valuation for twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2023 and 2022.

	December 31,
	2023	2022
Noninterest-bearing demand deposit accounts	$123,464	$175,315
Interest-bearing demand deposit accounts	402,976	335,611
Savings accounts	21,364	44,819
Money market accounts	1,248,319	1,418,599
Banking-as-a-Service (“BaaS”) - brokered deposits	74,401	13,607
Certificates of deposits	1,605,156	874,490
Brokered deposits	591,293	578,804
Total deposits	$4,066,973	$3,441,245
Time deposits greater than $250	$703,835	$484,700

The following table presents time deposit maturities by year as of December 31, 2023.

	Certificates of Deposits	Brokered Certificates of Deposits
2024	$1,245,393	$87,030
2025	83,378	92,499
2026	63,319	35,430
2027	94,844	40,000
2028	118,222	6,500
Thereafter	—	6,400
	$1,605,156	$267,859

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $614.9 million as of December 31, 2023 and 2022. As of December 31, 2023, the stated interest rates on the Company’s outstanding FHLB advances ranged from 1.06% to 5.53%, with a weighted average interest rate of 3.04%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $330.3 million and $258.0 million as of December 31, 2023 and 2022, respectively, and commercial real estate loans pledged were approximately $932.4 million and $895.3 million as of December 31, 2023 and 2022, respectively. The fair value of investment securities pledged to the FHLB was approximately $662.1 million and $448.4 million as of December 31, 2023 and 2022, respectively. Based on this collateral and the Company’s holding of FHLB stock, the Company is eligible to borrow up to an additional $663.2 million at year-end 2023. As of December 31, 2023, the Company had $125.0 million of putable advances with the FHLB.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2024	$255,003
2025	90,000
2026	10,000
2027	100,000
2028	35,000
Thereafter	124,931
$614,934

Note 10:        Subordinated Debt

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note and the 2031 Notes as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(862)	$37,000	$(1,020)
2030 Note	10,000	(160)	10,000	(184)
2031 Notes	60,000	(1,140)	60,000	(1,264)
Total	$107,000	$(2,162)	$107,000	$(2,468)

Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time and part-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% up to the first 1% of employee deferrals and then 50% on deferrals of 2% to 6% equating to a maximum match of 3.5% of an individual’s total eligible salary, as defined in the plan. The company match vests immediately. Discretionary employer-matching contributions begin vesting immediately at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $0.9 million in the twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

Award Activity Under 2022 Plan

The Company recorded $0.8 million and $0.1 million of share-based compensation expense for the years ended December 31, 2023, and 2022, respectively, related to stock-based awards under the 2022 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the stock-based award activity under the 2022 Plan for the year ended December 31, 2023.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2023	—	$—	3,558	$36.84	—	$—
Granted	147,576	24.61	30,030	11.18	—	—
Forfeited	—	—	—	—	—
Vested	—	—	(3,558)	36.84
Unvested at December 31, 2023	147,576	$24.61	30,030	$11.18	—	$—

At December 31, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $1.3 million with a weighted-average expense recognition period of 1.9 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors and other eligible persons. Although outstanding stock-based awards under the 2013 Plan remain in place according to their terms, our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan
The Company recorded $0.4 million, $2.0 million and $2.4 million of share-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the year ended December 31, 2023:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2023	101,734	$35.93	—	$—	—	$—
Granted	—	—	—	—	—	—
Forfeited	(278)	27.56	—		—	—
Vested	(47,471)	31.56	—		—	—
Unvested at December 31, 2023	53,985	$39.86	—		—	$—

As of December 31, 2023, the total unrecognized compensation cost related to unvested awards was $0.6 million with a weighted-average expense recognition period of 1.1 years.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2023.

Deferred Rights
Outstanding, beginning of year	40,414
Granted	402
Released	(12,278)
Outstanding, end of year	28,538

All deferred stock rights granted during 2023 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2023	2022	2021
Current	$876	$(73)	$6,024
Deferred	(4,353)	4,632	2,434
Total	$(3,477)	$4,559	$8,458

Income tax provision is reconciled to the statutory 21 % rate applied to pre-tax income.

	December 31,
	2023	2022	2021
Statutory rate times pre-tax income	$1,037	$8,421	$11,880
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,951)	(4,190)	(4,217)
State income tax, net of federal tax effect	(30)	592	865
Bank-owned life insurance	(215)	(201)	(199)
Tax credits	(168)	(143)	(175)
Other differences	(150)	80	304
Total income taxes	$(3,477)	$4,559	$8,458

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The net deferred tax asset at December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Deferred tax assets (liabilities)
Allowance for loan losses	$9,847	$8,569
Net unrealized losses on available-for-sale securities and hedged items	8,776	10,047
Fair value adjustments	(12,101)	(12,097)
Depreciation	(4,306)	(2,612)
Deferred compensation and accrued payroll	1,228	1,574
Loan origination costs	(1,379)	(1,816)
Prepaid assets	(806)	(813)
Net operating loss	13,309	8,928
Tax credits	711	—
Other	335	312
Total deferred tax assets, net	$15,614	$12,092

As of December 31, 2023 and 2022 the Company had federal net operating loss (“NOL”) carryforwards of approximately $57.2 million and $40.5 million, respectively, and state NOL carryforwards of $8.5 million and $9.1 million, respectively. For federal income tax purposes, the NOL has no expiration period; however, for state income tax purposes, the NOL may have varying expiration periods. The Company expects to generate sufficient taxable income in the future to utilize the loss generated.

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

Related party loans and extensions of credit at December 31, 2023 and 2022 totaled $45.9 million and $21.9 million, respectively.

The following table presents the change in related party loans as of December 31, 2023 and 2022.

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Balance at the beginning of period	$21,860	$11,364
New Term Loans	19,139	21,810
Additions	4,956	—
Repayment of term loans	(12)	(11,324)
Changes in balances of revolving lines of credit	(17)	10
Balance at end of period	$45,926	$21,860

Deposits from related parties held by the Company at December 31, 2023 and 2022 totaled $28.3 million and $33.7 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2023 and 2022 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2023 and 2022 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$381,001	9.60%	$277,914	7.00%	N/A	N/A
Bank	464,390	11.73%	277,063	7.00%	$257,273	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	381,001	9.60%	337,467	8.50%	N/A	N/A
Bank	464,390	11.73%	336,434	8.50%	316,644	8.00%
Total capital to risk-weighted assets
Consolidated	525,283	13.23%	416,870	10.50%	N/A	N/A
Bank	503,834	12.73%	415,595	10.50%	395,804	10.00%
Leverage ratio
Consolidated	381,001	7.33%	207,929	4.00%	N/A	N/A
Bank	464,390	8.95%	207,479	4.00%	259,349	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2022:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$390,150	10.93%	$249,795	7.00%	N/A	N/A
Bank	466,257	13.10%	249,191	7.00%	$231,392	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	390,150	10.93%	303,323	8.50%	N/A	N/A
Bank	466,257	13.10%	302,590	8.50%	284,790	8.00%
Total capital to risk-weighted assets
Consolidated	526,419	14.75%	374,693	10.50%	N/A	N/A
Bank	497,994	13.99%	373,787	10.50%	355,988	10.00%
Leverage ratio
Consolidated	390,150	9.06%	172,330	4.00%	N/A	N/A
Bank	466,257	10.84%	172,093	4.00%	215,116	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2023 and 2022, the Company had outstanding loan commitments totaling approximately $755.4 million and $485.4 million, respectively.
Capital Commitments

Capital expenditures were made in connection with the construction of the building where our corporate headquarters is located, along with an attached parking garage. The Company entered into construction-related contracts. As of December 31, 2023, the project was completed at a total cost of $67.2 million. There are no remaining capital commitments left at December 31, 2023.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2023 or December 31, 2022.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2023 or 2022.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

		December 31, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$95,177	$—	$95,177	$—
Municipal securities	68,446	—	68,446	—
Agency mortgage-backed securities - residential	206,649	—	206,649	—
Agency mortgage-backed securities - commercial	38,885	—	38,885
Private label mortgage-backed securities - residential	20,779	—	20,779	—
Asset-backed securities	8,081	—	8,081	—
Corporate securities	36,838	—	36,838	—
Total available-for-sale securities	$474,855	$—	$474,855	$—
Servicing asset	10,567	—	—	10,567
Interest rate swaps assets	5,139	—	5,139	—
Interest rate swap agreements - assets (back-to-back)	677	—	677	—
Interest rate swap agreements - liabilities (back-to-back)	(677)	—	(677)	—

		December 31, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$33,809	$—	$33,809	$—
Municipal securities	67,276	—	67,276	—
Agency mortgage-backed securities - residential	215,092	—	215,092	—
Agency mortgage-backed securities - commercial	15,840	—	15,840	—
Private label mortgage-backed securities - residential	10,455	—	10,455	—
Asset-backed securities	4,960	—	4,960	—
Corporate securities	42,952	—	42,952	—
Total available-for-sale securities	$390,384	$—	$390,384	$—
Servicing asset	6,255	—	—	6,255
Interest rate swaps assets	8,645	—	8,645	—
Loans held-for-sale (mandatory pricing agreements)	9,110	—	9,110	—
Forward contracts	97	97	—	—
IRLCs	133	—	—	133

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2021	$3,569	$3,361
Total realized gains
Additions	2,202	—
Paydowns	(820)
Change in fair value	(249)	(2,643)
Balance, December 31, 2021	4,702	718
Total realized gains
Additions	3,192	—
Paydowns	(1,135)	—
Change in fair value	(504)	(585)
Balance, December 31, 2022	6,255	133
Total realized gains
Additions	5,775	—
Paydowns	(1,842)	—
Change in fair value	379	(133)
Balance, December 31, 2023	$10,567	$—

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

If the individually evaluated loan is identified as collateral dependent, the fair value of the underlying collateral, less costs to sell, is used to measure impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the individually evaluated loan is not collateral dependent, the Company utilizes a discounted cash flow analysis to measure impairment.

Individually evaluated loans with a specific valuation allowance based on the value of the underlying collateral or a discounted cash flow analysis are classified as Level 3 assets.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2023 and December 31, 2022.

		December 31, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	2,799	—	—	2,799

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

		December 31, 2022
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	1,164	—	—	1,164

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,799	Fair value of collateral	Discount for type of property and current market conditions	0% - 90%	28%
Servicing asset	10,567	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

(dollars in thousands)	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range	Weighted - Average Range
Impaired loans	$1,164	Fair value of collateral	Discount for type of property and current market conditions	0% - 25%	20%
IRLCs	133	Discounted cash flow	Loan closing rates	31% - 100%	89%
Servicing asset	6,255	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	14.6% 14%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value:

Cash and Cash Equivalents

For these instruments, the carrying amount is a reasonable estimate of fair value.

Securities Held-to-Maturity

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2023 or December 31, 2022.

Level 2 securities include agency mortgage-backed securities - residential, municipal securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2023 or December 31, 2022.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2023 and 2022.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables provide the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2023 and 2022:

	December 31, 2023
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$405,898	$405,898	$405,898	$—	$—
Securities held-to-maturity	227,153	207,572	—	207,572	—
Loans held-for-sale (best efforts pricing agreements)	22,052	22,052	—	22,052
Net loans	3,801,446	3,611,909	—	—	3,611,909
Accrued interest receivable	26,746	26,746	26,746	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,066,973	4,059,447	1,796,123	—	2,263,324
Advances from Federal Home Loan Bank	614,934	605,366	—	605,366	—
Subordinated debt	104,838	102,632	32,560	70,072	—
Accrued interest payable	3,848	3,848	3,848	—	—

	December 31, 2022
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$256,552	$256,552	$256,552	$—	$—
Securities held-to-maturity	189,168	168,483	—	168,483	—
Loans held-for-sale (best efforts pricing agreements)	12,401	12,401	—	12,401	—
Net loans	3,467,664	3,225,845	—	—	3,225,845
Accrued interest receivable	21,069	21,069	21,069	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	3,441,245	3,415,390	1,974,344	—	1,441,046
Advances from Federal Home Loan Bank	614,928	596,455	—	596,455	—
Subordinated debt	104,532	102,669	32,560	70,109	—
Accrued interest payable	2,913	2,913	2,913	—	—

Note 17:        Mortgage Banking Activities

The Bank’s residential real estate lending business originated mortgage loans for customers and typically sold a majority of the originated loans into the secondary market. For most of the mortgages sold in the secondary market, the Bank hedged its mortgage banking pipeline by entering into forward contracts for the future delivery of mortgage loans to third party investors and entering into IRLCs with potential borrowers to fund specific mortgage loans that would be sold into the secondary market. To facilitate the hedging of the loans, the Bank elected the fair value option for loans originated and intended for sale in the secondary market under mandatory pricing agreements Changes in the fair value of loans held-for-sale, IRLCs and forward contracts are recorded in the mortgage banking activities line item within noninterest income. Refer to Note 18 for further information on derivative financial instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2023, 2022, and 2021, the Company originated mortgage loans held-for-sale of $36.3 million, $388.0 million, and $721.3 million, respectively, and received $46.5 million, $411.5 million, and $714.9 million from the sale of mortgage loans, respectively, into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Gain on loans sold	$471	$6,101	$17,803
Loss resulting from the change in fair value of loans held-for-sale	(143)	(184)	(718)
(Loss) gain resulting from the change in fair value of derivatives	(252)	(453)	(2,035)
Net revenue from mortgage banking activities	$76	$5,464	$15,050

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

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2023 and 2022.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Securities available-for-sale[1]	$69,504	$68,963	$(1,143)	$(2,088)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amounts of the designated hedged items were $50.0 million at December 31, 2023 and 2022.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2023 and December 31, 2022, identified by the underlying interest rate-sensitive instruments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

December 31, 2023		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.8	$1,153	3 month SOFR	2.33%
Total swap portfolio at December 31, 2023	$50,000	0.8	$1,153	3 month SOFR	2.33%

December 31, 2022		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Instruments Associated With
	Notional Value		Fair Value	Receive	Pay
Securities available-for-sale	$50,000	1.8	$2,093	3 month LIBOR	2.33%
Total swap portfolio at December 31, 2022	$50,000	1.8	$2,093	3 month LIBOR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. During the year ended December 31, 2023, amortization expense totaling $0.4 million was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 10.4 years as of December 31, 2023. During the years ended December 31, 2023 and 2022, amortization expense totaling $4.7 million and $4.9 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2023 and December 31, 2022.

December 31, 2023		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.1	$3,596	3-month SOFR	2.88%
Interest rate swaps	40,000	0.4	390	Fed Funds Effective	2.78%

December 31, 2022		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	4.1	$4,787	3 month LIBOR	2.88%
Interest rate swaps	60,000	0.6	735	1 month LIBOR	2.88%
Interest rate swaps	40,000	1.4	1,030	Fed Funds Effective	2.78%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $5.2 million and $7.7 million of cash collateral from counterparties as security for their obligations related to these swap transactions at December 31, 2023 and 2022, respectively. The Company had no pledged cash collateral as of December 31, 2023 and December 31, 2022 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps, IRLCs and forward contracts utilized by the Company at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$1,153	$50,000	$2,093
Interest rate swaps associated with liabilities	150,000	3,986	210,000	6,552
Derivatives not designated as hedging instruments
Back-to-back swaps	1,778	$677	—	—
IRLCs	—	—	14,862	133
Forward contracts	—	—	17,000	97
Total contracts	$201,778	$5,816	$291,862	$8,875
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	1,778	(677)	—	—
Total contracts	$1,778	$(677)	$—	$—

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

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2023, 2022, and 2021.

	Amount of (Loss) gain recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate swap agreements	$(2,566)	$19,091	$11,138

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the twelve months ended December 31, 2023, 2022, and 2021.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Amount of (Loss) / Gain Recognized in the Twelve Months Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Asset Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$127	$610

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$(133)	$(585)	$(2,643)
Forward contracts	(119)	—	—

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2023, 2022, and 2021.

Line item in the consolidated statements of income
	December 31, 2023	December 31, 2022	December 31, 2021
Interest income
Loans	$—	$—	$—
Securities - taxable	—	—	(253)
Securities - non-taxable	1,471	(244)	(1,099)
Total interest income	1,471	(244)	(1,352)
Interest expense
Deposits	(1,671)	1,125	2,775
Other borrowed funds	(2,622)	1,110	3,028
Total interest expense	(4,293)	2,235	5,803
Net interest income	$5,764	$(2,479)	$(7,155)

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2024. Under this program, the Company repurchased 502,525 shares of common stock at an average price of $18.40 per share during 2023, and 46,497 shares of common stock at an average price of $24.42 per share during 2022. As of December 31, 2023, the Company had $14.6 million of remaining authority under the program.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2021	$468	$—	$(17,664)	$(17,196)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(4,087)	—	11,138	7,051
Other comprehensive (loss) income before tax	(4,087)	—	11,138	7,051
Income tax (benefit) provision	(1,064)	—	1,958	894
Other comprehensive (loss) income- net of tax	(3,023)	—	9,180	6,157
Balance, December 31, 2021	$(2,555)	$—	$(8,484)	$(11,039)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(42,336)	—	19,091	(23,245)
Reclassification of securities available-for-sale to held-to-maturity	—	(5,402)	—	(5,402)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	844	—	844
Other comprehensive (loss) income before tax	(42,336)	(4,558)	19,091	(27,803)
Income tax (benefit) provision	(9,060)	(1,039)	4,893	(5,206)
Other comprehensive (loss) income- net of tax	(33,276)	(3,519)	14,198	(22,597)
Balance, December 31, 2022	$(35,831)	$(3,519)	$5,714	$(33,636)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	7,339	—	(2,566)	4,773
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	778	—	778
Other comprehensive income (loss) before tax	7,339	778	(2,566)	5,551
Income tax provision (benefit)	1,682	198	(590)	1,290
Other comprehensive income (loss) - net of tax	5,657	580	(1,976)	4,261
Balance, December 31, 2023	$(30,174)	$(2,939)	$3,738	$(29,375)

Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Balance Sheets

	Year Ended December 31,
	2023	2022
Assets
Cash and cash equivalents	$11,593	$22,259
Investment in common stock of subsidiaries	444,221	440,645
Premises and equipment, net	—	58
Accrued income and other assets	14,127	8,567
Total assets	$469,941	$471,529

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discounts and debt issuance costs of $2,162 in 2023 and $2,468 in 2022	$104,838	$104,532
Accrued expenses and other liabilities	2,308	2,023
Total liabilities	107,146	106,555

Shareholders’ equity	362,795	364,974
Total liabilities and shareholders’ equity	$469,941	$471,529

Condensed Statements of Income

	Year Ended December 31,
	2023	2022	2021
Income
Dividends from bank subsidiary	$12,000	$8,000	$—
Gain on sale of premises and equipment	—	—	2,523
Other	188	285	75
Total income	12,188	8,285	2,598

Expenses
Interest on borrowings	$5,376	$5,371	$5,892
Salaries and employee benefits	1,203	1,147	1,037
Consulting and professional fees	1,572	1,814	2,178
Premises and equipment	126	201	548
Other	280	134	363
Total expenses	8,557	8,667	10,018

Income (loss) before income tax and equity in undistributed net income of subsidiaries	3,631	(382)	(7,420)

Income tax benefit	(1,817)	(1,874)	(1,687)

Income (loss) before equity in undistributed net income of subsidiaries	5,448	1,492	(5,733)

Equity in undistributed net income of subsidiaries	2,969	34,049	53,847

Net income	$8,417	$35,541	$48,114

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
Net income	$8,417	$35,541	$48,114
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	7,339	(42,336)	(4,087)
Income tax provision (benefit)	1,682	(9,060)	(1,064)
Net effect on other comprehensive income (loss)	5,657	(33,276)	(3,023)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	(5,402)	—
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	778	844	—
Income tax provision (benefit)	198	(1,039)	—
Net effect on other comprehensive income (loss)	580	(3,519)	—

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	(2,566)	19,091	11,138
Income tax (benefit) provision	(590)	4,893	1,958
Net effect on other comprehensive (loss) income	(1,976)	14,198	9,180

Total other comprehensive income (loss)	4,261	(22,597)	6,157
Comprehensive income	$12,678	$12,944	$54,271

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$8,417	$35,541	$48,114
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,969)	(34,049)	(53,847)
Depreciation and amortization	318	329	1,081
Share-based compensation expense	256	795	835
Gain on sale of premises and equipment	—	—	(2,523)
Net change in other assets	(1,819)	350	(31)
Net change in other liabilities	358	(490)	775
Net cash provided by (used in) operating activities	4,561	2,476	(5,596)

Investing activities
Net proceeds from sale of premises and equipment	—	—	8,116
Other investing activities	(3,578)	(2,727)	(3,561)
Net cash (used in) provided by investing activities	(3,578)	(2,727)	4,555

Financing activities
Cash dividends paid	(2,156)	(2,317)	(2,415)
Net proceeds from issuance of subordinated debt	—	—	58,658
Repayment of subordinated debt	—	—	(35,000)
Repayment of Bank loan	—	—	(3,000)
Repurchase of common stock	(9,340)	(27,780)	(4,436)
Other, net	(153)	(250)	(441)
Net cash (used in) provided by financing activities	(11,649)	(30,347)	13,366

Net (decrease) increase in cash and cash equivalents	(10,666)	(30,598)	12,325

Cash and cash equivalents at beginning of year	22,259	52,857	40,532

Cash and cash equivalents at end of year	$11,593	$22,259	$52,857

The prior year Condensed Statements of Income and Condensed Statements of Cash Flows presented above were voluntarily revised to correct an immaterial error. As a result, the following changes were made to the 2022 statements:

• Dividends received from subsidiary are presented in total income.

• Equity in undistributed net income of subsidiaries reflects the difference in subsidiary income and dividends received.

The above changes had no effect on 2022 net income.

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

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (March 2020) and ASU 2022-06 - Deferral of sunset Date of Topic 848

In March 2020, FASB issued ASU 2020-04 to ease the potential burden in accounting for the transition away from the LIBOR on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modification and hedge accounting relationships. The guidance is effective March 12, 2020 through December 31, 2024. The Company adopted this guidance in 2023 and it did not have a material impact on the condensed consolidated financial statements.

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

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segments (November 2023)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. This ASU enhances financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures (December 2023)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and usefulness of income tax disclosures, which addresses investor requests for more transparency about income tax disclosures related primarily to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.