Form 10-Q
period 2024-03-31
First Internet Bancorp
filed 2024-05-08
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
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

As of May 3, 2024, the registrant had 8,655,854 shares of common stock issued and outstanding.

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

i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$6,638	$8,269
Interest-bearing deposits	474,626	397,629
Total cash and cash equivalents	481,264	405,898
Securities available-for-sale, at fair value (amortized cost of $522,965 and $513,315 in 2024 and 2023, respectively)	482,431	474,855
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.2 million and $0.3 million in 2024 and 2023, respectively, (fair value of $214,220 and $207,572 in 2024 and 2023, respectively)	235,738	227,153
Loans held-for-sale	22,589	22,052
Loans	3,909,804	3,840,220
Allowance for credit losses - loans	(40,891)	(38,774)
Net loans	3,868,913	3,801,446
Accrued interest receivable	26,809	26,746
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	41,154	40,882
Premises and equipment, net	73,231	73,463
Goodwill	4,687	4,687
Servicing asset, at fair value	11,760	10,567
Other real estate owned	375	375
Accrued income and other assets	63,366	51,098
Total assets	$5,340,667	$5,167,572
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$130,760	$123,464
Interest-bearing deposits	4,143,008	3,943,509
Total deposits	4,273,768	4,066,973
Advances from Federal Home Loan Bank	574,936	614,934
Subordinated debt, net of unamortized debt issuance costs of $2,085 and $2,162 in 2024 and 2023, respectively	104,915	104,838
Accrued interest payable	3,382	3,848
Accrued expenses and other liabilities	16,927	14,184
Total liabilities	4,973,928	4,804,777
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,655,854 and 8,644,451 shares issued and outstanding in 2024 and 2023, respectively	184,720	184,700
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	212,121	207,470
Accumulated other comprehensive loss	(30,102)	(29,375)
Total shareholders’ equity	366,739	362,795
Total liabilities and shareholders’ equity	$5,340,667	$5,167,572

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Operations– Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest Income
Loans	$55,435	$43,843
Securities – taxable	5,694	3,606
Securities – non-taxable	969	798
Other earning assets	6,067	3,786
Total interest income	68,165	52,033
Interest Expense
Deposits	42,129	27,270
Other borrowed funds	5,302	5,189
Total interest expense	47,431	32,459
Net Interest Income	20,734	19,574
Provision for credit losses - loans	2,582	9,373
Benefit for credit losses - debt securities held to maturity	(62)	—
(Benefit) provision for credit losses - off-balance sheet commitments	(72)	42
Net Interest Income After Provision for Credit Losses	18,286	10,159
Noninterest Income
Service charges and fees	220	209
Loan servicing revenue	1,323	785
Loan servicing asset revaluation	(434)	(55)
Mortgage banking activities	—	76
Gain on sale of loans	6,536	4,061
Other	702	370
Total noninterest income	8,347	5,446
Noninterest Expense
Salaries and employee benefits	11,796	11,794
Marketing, advertising and promotion	736	844
Consulting and professional services	853	926
Data processing	564	659
Loan expenses	1,445	1,977
Premises and equipment	2,826	2,777
Deposit insurance premium	1,145	543
Other	1,658	1,434
Total noninterest expense	21,023	20,954
Income (Loss) Before Income Taxes	5,610	(5,349)
Income Tax Provision (Benefit)	429	(2,332)
Net Income (Loss)	$5,181	$(3,017)
Income (Loss) Per Share of Common Stock
Basic	$0.60	$(0.33)
Diluted	$0.59	$(0.33)
Weighted-Average Number of Common Shares Outstanding
Basic	8,679,429	9,024,072
Diluted	8,750,297	9,024,072
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss)– Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5,181	$(3,017)
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive (loss) income before income tax	(2,074)	5,112
Income tax (benefit) provision	(475)	1,170
Net effect on other comprehensive (loss) income	(1,599)	3,942

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	234	158
Income tax provision	57	46
Net effect on other comprehensive (loss) income	177	112

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive (loss) income before income tax	902	(2,170)
Income tax provision (benefit)	207	(499)
Net effect on other comprehensive (loss) income	695	(1,671)

Total other comprehensive (loss) income	(727)	2,383
Comprehensive income (loss)	$4,454	$(634)

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2024 and 2023
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	5,181	—	5,181
Other comprehensive loss	—	—	(727)	(727)
Dividends declared ($0.06 per share)	—	(530)	—	(530)
Recognition of the fair value of share-based compensation	443	—	—	443
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, March 31, 2024	$184,720	$212,121	$(30,102)	$366,739

Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net income	—	(3,017)	—	(3,017)
Other comprehensive income	—	—	2,383	2,383
Dividends declared ($0.06 per share)	—	(544)	—	(544)
Recognition of the fair value of share-based compensation	372	—	—	372
Repurchased shares of common stock (161,691)	(4,002)	—	—	(4,002)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, March 31, 2023	$189,202	$197,623	$(31,253)	$355,572
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$5,181	$(3,017)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,866	1,058
Increase in cash surrender value of bank-owned life insurance	(272)	(246)
Provision for credit losses	2,448	9,415
Share-based compensation expense	443	372
Loans originated for sale	(80,454)	(91,789)
Proceeds from sale of loans	84,826	98,433
Gain on loans sold	(6,536)	(4,525)
Decrease in fair value of loans held-for-sale	—	136
Gain on derivatives	1,224	536
Loan servicing asset revaluation	434	55
Net change in accrued income and other assets	(4,872)	(2,444)
Net change in accrued expenses and other liabilities	(1,497)	(2,086)
Net cash provided by operating activities	2,791	5,898
Investing Activities
Net loan activity, excluding purchases	(39,598)	(25,111)
Maturities and calls of securities available-for-sale	15,891	9,448
Purchase of securities available-for-sale	(22,689)	(1,411)
Maturities and calls of securities held-to-maturity	6,981	5,129
Purchase of securities held-to-maturity	(15,221)	(26,572)
Purchase of premises and equipment	(940)	(2,704)
Loans purchased	(30,451)	(90,029)
Other investing activities	(7,240)	(1,315)
Net cash used in investing activities	(93,267)	(132,565)
Financing Activities
Net increase in deposits	206,795	178,743
Cash dividends paid	(519)	(548)
Repurchase of common stock	(283)	(4,002)
Proceeds from advances from Federal Home Loan Bank	110,000	110,000
Repayment of advances from Federal Home Loan Bank	(150,000)	(110,000)
Other, net	(151)	(106)
Net cash provided by financing activities	165,842	174,087
Net Increase in Cash and Cash Equivalents	75,366	47,420
Cash and Cash Equivalents, Beginning of Period	405,898	256,552
Cash and Cash Equivalents, End of Period	$481,264	$303,972
Supplemental Disclosures
Cash paid during the period for interest	47,897	32,782
Cash paid during the period for taxes	86	285
Loans transferred to other real estate owned	—	106
Cash dividends declared, paid in subsequent period	519	537
Securities purchased during the period, settled in subsequent period	3,327	8,344

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other period. The March 31, 2024 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 2:        Earnings (Loss) Per Share

Earnings (loss) per share of common stock are based on the weighted-average number of basic shares and dilutive shares outstanding during the period.

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2024 and 2023.

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per share
Net income (loss)	$5,181	$(3,017)
Weighted-average common shares	8,679,429	9,024,072
Basic earnings (loss) per common share	$0.60	$(0.33)
Diluted earnings per share
Net income (loss)	$5,181	$(3,017)
Weighted-average common shares	8,679,429	9,024,072
Dilutive effect of equity compensation	70,868	—
Weighted-average common and incremental shares	8,750,297	9,024,072
Diluted earnings (loss) per common share [1]	$0.59	$(0.33)
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2024. Since the Company was in a loss position for the three months ended March 31, 2023, basic net loss is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Note 3:         Securities

The following tables summarize securities AFS and securities HTM as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$93,323	$380	$(1,602)	$92,101
Municipal securities	69,289	120	(1,994)	67,415
Agency mortgage-backed securities - residential [1]	253,181	133	(32,830)	220,484
Agency mortgage-backed securities - commercial	39,367	8	(1,294)	38,081
Private label mortgage-backed securities - residential	23,307	110	(1,151)	22,266
Asset-backed securities	7,417	43	(1)	7,459
Corporate securities	37,081	111	(2,567)	34,625
Total available-for-sale	$522,965	$905	$(41,439)	$482,431

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,384	$—	$(934)	$12,450	$(3)	$13,381
Mortgage-backed securities - residential	178,800	—	(16,885)	161,915	—	178,800
Mortgage-backed securities - commercial	5,752	—	(1,192)	4,560	—	5,752
Corporate securities	38,033	—	(2,738)	35,295	(228)	37,805
Total held-to-maturity	$235,969	$—	$(21,749)	$214,220	$(231)	$235,738

1 Includes $0.3 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of March 31, 2024.

	December 31, 2023
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$96,404	$402	$(1,629)	$95,177
Municipal securities	69,494	356	(1,404)	68,446
Agency mortgage-backed securities - residential [1]	237,798	101	(31,250)	206,649
Agency mortgage-backed securities - commercial	40,215	9	(1,339)	38,885
Private label mortgage-backed securities - residential	21,742	144	(1,107)	20,779
Asset-backed securities	8,071	17	(7)	8,081
Corporate securities	39,591	25	(2,778)	36,838
Total available-for-sale	$513,315	$1,054	$(39,514)	$474,855

	December 31, 2023
	Amortized	Gross Unrealized		Fair	Allowance for Credit Losses	Net Carrying Value
(in thousands)	Cost	Gains	Losses	Value
Securities held-to-maturity
Municipal securities	$13,892	$1	$(853)	$13,040	$(3)	$13,889
Agency mortgage-backed securities - residential	166,750	4	(14,112)	152,642	—	$166,750
Agency mortgage-backed securities - commercial	5,767	—	(1,246)	4,521	—	$5,767
Corporate securities	41,037	—	(3,668)	37,369	(290)	$40,747
Total held-to-maturity	$227,446	$5	$(19,879)	$207,572	$(293)	$227,153

1 Includes $0.4 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2023.

Accrued interest receivable on AFS and HTM securities at March 31, 2024 was $2.7 million and $1.1 million, respectively, compared to $2.9 million and $1.2 million, respectively, at December 31, 2023, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At both March 31, 2024 and December 31, 2023, over 95% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at March 31, 2024 and determined no additional ACL was necessary.

The carrying value of securities at March 31, 2024 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$301	$300
One to five years	29,713	30,124
Five to ten years	73,206	70,593
After ten years	96,473	93,124
	199,693	194,141
Agency mortgage-backed securities - residential	253,181	220,484
Agency mortgage-backed securities - commercial	39,367	38,081
Private label mortgage-backed securities - residential	23,307	22,266
Asset-backed securities	7,417	7,459
Total	$522,965	$482,431

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$1,006	$989
One to five years	11,117	10,870
Five to ten years	35,350	32,435
After ten years	3,944	3,451
	51,417	47,745
Agency mortgage-backed securities - residential	178,800	161,915
Agency mortgage-backed securities - commercial	5,752	4,560
Total	$235,969	$214,220

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three months ended March 31, 2024 and March 31, 2023, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2024 and December 31, 2023 was $587.6 million and $578.9 million, which was approximately 84% and 85%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2024, the Company’s security portfolio consisted of 530 securities, of which 469 were in an unrealized loss position. As of December 31, 2023, the Company’s security portfolio consisted of 512 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,680	$(174)	$22,167	$(1,428)	$63,847	$(1,602)
Municipal securities	4,438	(217)	44,268	(1,777)	48,706	(1,994)
Agency mortgage-backed securities- residential	11,793	(105)	187,884	(32,725)	199,677	(32,830)
Agency mortgage-backed securities- commercial	3,076	(13)	13,384	(1,281)	16,460	(1,294)
Private label mortgage-backed securities - residential	5,095	(74)	11,623	(1,077)	16,718	(1,151)
Asset-backed securities	1,523	(1)	—	—	1,523	(1)
Corporate securities	4,350	(650)	22,122	(1,917)	26,472	(2,567)
Total	$71,955	$(1,234)	$301,448	$(40,205)	$373,403	$(41,439)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,934	$(161)	$24,579	$(1,468)	$66,513	$(1,629)
Municipal securities	2,399	(103)	36,193	(1,301)	38,592	(1,404)
Agency mortgage-backed securities - residential	1,089	(5)	194,095	(31,245)	195,184	(31,250)
Agency mortgage-backed securities - commercial	21,561	(50)	14,217	(1,289)	35,778	(1,339)
Private label mortgage-backed securities - residential	3,567	(29)	9,114	(1,078)	12,681	(1,107)
Asset-backed securities	1,654	(7)	—	—	1,654	(7)
Corporate securities	1,680	(365)	24,587	(2,413)	26,267	(2,778)
Total	$73,884	$(720)	$302,785	$(38,794)	$376,669	$(39,514)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of March 31, 2024.

	Held-to-Maturity
(in thousands)	State and Municipal	Other	Total
Aa1/AA+	$9,411	$—	$9,411
Aa2/AA	2,179	—	2,179
A1/A+	1,794	—	1,794
A3/A-	—	9,507	9,507
Baa1/BBB+	—	8,500	8,500
Baa2/BBB	—	8,500	8,500
Baa3/BBB-	—	9,526	9,526
Ba1/BB+	—	2,000	2,000
Not Rated [1]	—	184,552	184,552
Total	$13,384	$222,585	$235,969

1 HTM agency mortgage-backed securities - commercial and residential are listed under Other securities as not rated and have the explicit or implicit guarantee of the United States government.

Note 4:        Loans

Loan balances as of March 31, 2024 and December 31, 2023 are summarized in the table below. Categories of loans include:

(in thousands)	March 31, 2024	December 31, 2023
Commercial loans
Commercial and industrial	$133,897	$129,349
Owner-occupied commercial real estate	57,787	57,286
Investor commercial real estate	128,276	132,077
Construction	325,597	261,750
Single tenant lease financing	941,597	936,616
Public finance	498,262	521,764
Healthcare finance	213,332	222,793
Small business lending	239,263	218,506
Franchise finance	543,122	525,783
Total commercial loans	3,081,133	3,005,924
Consumer loans
Residential mortgage	390,009	395,648
Home equity	22,753	23,669
Other consumer loans	380,675	377,614
Total consumer loans	793,437	796,931
Total commercial and consumer loans	3,874,570	3,802,855
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	35,234	37,365
Total loans	3,909,804	3,840,220
Allowance for credit losses	(40,891)	(38,774)
Net loans	$3,868,913	$3,801,446

1 Includes carrying value adjustments of $26.9 million and $27.8 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2024 and December 31, 2023, respectively.

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

The following tables present changes in the balance of the ACL during the three months ended March 31, 2024 and 2023.

(in thousands)	Three Months Ended March 31, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(387)	$—	$2	$1,800
Owner-occupied commercial real estate	825	(56)	—	—	769
Investor commercial real estate	1,311	(513)	—	—	798
Construction	2,167	775	—	—	2,942
Single tenant lease financing	8,129	342	—	—	8,471
Public finance	1,372	(36)	—	—	1,336
Healthcare finance	1,976	(59)	—	—	1,917
Small business lending	6,532	2,585	(289)	40	8,868
Franchise finance	6,363	(197)	—	—	6,166
Residential mortgage	2,054	(41)	(69)	1	1,945
Home equity	171	(48)	—	2	125
Other consumer loans	5,689	217	(175)	23	5,754
Total	$38,774	$2,582	$(533)	$68	$40,891

(in thousands)	Three Months Ended March 31, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$6,810	$(6,965)	$1	$1,437
Owner-occupied commercial real estate	651	62	(1)	—	—	712
Investor commercial real estate	1,099	(191)	368	—	—	1,276
Construction	2,074	(435)	(88)	—	—	1,551
Single tenant lease financing	10,519	(346)	100	—	—	10,273
Public finance	1,753	(135)	(48)	—	—	1,570
Healthcare finance	2,997	1,034	(336)	—	—	3,695
Small business lending	2,168	334	(105)	(60)	3	2,340
Franchise finance	3,988	(313)	997	—	—	4,672
Residential mortgage	1,559	406	594	—	2	2,561
Home equity	69	133	51	—	1	254
Other consumer loans	3,149	2,533	1,031	(232)	57	6,538
Total	$31,737	$2,962	$9,373	$(7,257)	$64	$36,879

Accrued interest receivable on loans totaled $20.5 million and $20.9 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the provision (benefit) for credit losses on off-balance sheet commitments for the three months ended March 31, 2024 and 2023.

(in thousands)	Balance December 31, 2023	Provision (Benefit) for credit losses	Balance March 31, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(40)	$193
Owner-occupied commercial real estate	9	(9)	—
Investor commercial real estate	6	(6)	—
Construction	2,889	381	3,270
Small business lending	541	(382)	159
Total commercial loans	3,678	(56)	3,622
Consumer loans
Residential mortgage	11	(6)	5
Home equity	45	(10)	35
Other consumer	11	—	11
Total consumer loans	67	(16)	51
Total allowance for off-balance sheet commitments	$3,745	$(72)	$3,673

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision (Benefit) for credit losses	Balance, March 31, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$39	$149
Owner-occupied commercial real estate	—	—	8	8
Investor commercial real estate	—	9	39	48
Construction	—	2,193	(39)	2,154
Healthcare finance	—	2	—	2
Total commercial loans	—	2,314	47	2,361
Consumer loans
Residential mortgage	—	127	(14)	113
Home equity	—	52	10	62
Other consumer	—	11	(1)	10
Total consumer loans	—	190	(5)	185
Total allowance for off-balance sheet commitments	$—	$2,504	$42	$2,546

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$7,904	$26,273	$18,942	$15,382	$2,464	$20,586	$37,884	$—	$129,435
Special Mention	—	—	4,462	—	—	—	—	—	4,462
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	7,904	26,273	23,404	15,382	2,464	20,586	37,884	—	133,897
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	2,275	1,484	10,668	7,882	5,861	16,958	—	—	45,128
Special Mention	—	—	580	913	8,331	1,180	—	—	11,004
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	2,275	1,484	11,248	8,795	14,192	19,793	—	—	57,787
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	—	2,852	35,232	27,142	9,800	53,250	—	—	128,276
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	—	2,852	35,232	27,142	9,800	53,250	—	—	128,276
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	2,195	63,557	174,215	77,364	2,426	—	5,840	—	325,597
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	2,195	63,557	174,215	77,364	2,426	—	5,840	—	325,597
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	16,533	52,217	222,230	89,441	65,372	479,092	—	—	924,885
Special Mention	—	—	2,604	5,272	1,174	7,662	—	—	16,712
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	16,533	52,217	224,834	94,713	66,546	486,754	—	—	941,597
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	1,272	3,323	17,740	28,790	719	444,298	—	—	496,142
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	1,272	3,323	17,740	28,790	719	446,418	—	—	498,262
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	March 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	9,719	119,549	83,354	—	—	212,622
Special Mention	—	—	—	—	—	710	—	—	710
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	9,719	119,549	84,064	—	—	213,332
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending [1]
Pass	23,351	118,895	36,277	13,994	12,070	13,420	7,481	—	225,488
Special Mention	—	2,422	287	204	383	946	—	—	4,242
Substandard	—	2,736	3,143	52	1,585	1,551	466	—	9,533
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	23,351	124,053	39,707	14,250	14,038	15,917	7,947	—	239,263
Year-to-date gross charge-offs	—	46	235		8	—	—	—	289
Franchise finance
Pass	25,091	256,701	203,240	56,290	—	—	—	—	541,322
Special Mention	—	281	669	—	—	—	—	—	950
Substandard	—	—	555	295	—	—	—	—	850
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	25,091	256,982	204,464	56,585	—	—	—	—	543,122
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer loans
Residential mortgage
Performing	—	13,983	193,699	90,365	29,784	59,638	—	—	387,469
Nonperforming	—	—	1,189	448	170	733	—	—	2,540
Total residential mortgage	—	13,983	194,888	90,813	29,954	60,371	—	—	390,009
Year-to-date gross charge-offs	—	—	13	56	—	—	—	—	69
Home equity
Performing	—	1,307	1,942	429	454	680	16,180	1,761	22,753
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	1,307	1,942	429	454	680	16,180	1,761	22,753
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	20,534	112,174	102,027	39,591	25,131	80,260	829	—	380,546
Nonperforming	—	69	—	16	4	40	—	—	129
Total other consumer	20,534	112,243	102,027	39,607	25,135	80,300	829	—	380,675
Gross charge-offs	—	39	64	24	1	47	—	—	175
Total Loans	$99,155	$658,274	$1,029,701	$463,589	$285,277	$1,268,133	$68,680	$1,761	$3,874,570
Total year-to-date gross charge-offs	$—	$85	$312	$80	$9	$47	$—	$—	$533
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$24,329	$19,382	$15,464	$2,502	$12,365	$8,703	$41,967	$—	$124,712
Special Mention	—	4,637	—	—	—	—	—	—	4,637
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	24,329	24,019	15,464	2,502	12,365	8,703	41,967	—	129,349
Year-to-date gross charge-offs	—	—	6,914	5	130	—	—	—	7,049
Owner-occupied commercial real estate
Pass	1,492	10,731	7,990	6,591	5,255	12,485	—	—	44,544
Special Mention	—	584	922	8,392	—	1,189	—	—	11,087
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,492	11,315	8,912	14,983	5,255	15,329	—	—	57,286
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Year-to-date gross charge-offs	—	—	—	—	—	591	—	—	591
Construction
Pass	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	52,360	221,964	89,075	65,863	142,023	346,695	—	—	917,980
Special Mention	—	4,362	6,698	3,032	—	4,544	—	—	18,636
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	52,360	226,326	95,773	68,895	142,023	351,239	—	—	936,616
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	3,805	30,583	29,750	719	43,611	411,176	—	—	519,644
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	3,805	30,583	29,750	719	43,611	413,296	—	—	521,764
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	9,955	124,654	63,486	23,484	—	—	221,579
Special Mention	—	—	—	—	1,214	—	—	—	1,214
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	9,955	124,654	64,700	23,484	—	—	222,793
Year-to-date gross charge-offs	—	—	—	—	605	—	—	—	605
Small business lending [1]
Pass	119,149	42,077	15,180	13,948	4,582	9,215	5,388	—	209,539
Special Mention	343	496	—	341	265	698	—	—	2,143
Substandard	1,095	1,854	52	1,777	1,155	417	474	—	6,824
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	120,587	44,427	15,232	16,066	6,002	10,330	5,862	—	218,506
Year-to-date gross charge-offs	67	739	416	1,364	—	—	—	—	2,586
Franchise finance
Pass	256,944	210,617	57,919	—	—	—	—	—	525,480
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	303	—	—	—	—	—	303
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	256,944	210,617	58,222	—	—	—	—	—	525,783
Year-to-date gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Performing	14,942	195,453	91,010	30,092	13,072	48,330	—	—	392,899
Nonperforming	—	738	456	73	—	1,482	—	—	2,749
Total residential mortgage	14,942	196,191	91,466	30,165	13,072	49,812	—	—	395,648
Year-to-date gross charge-offs	—	53	70	—	17	—	—	—	140
Home equity
Performing	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	115,736	106,883	41,598	26,527	27,087	58,902	795	—	377,528
Nonperforming	—	53	—	5	15	13	—	—	86
Total other consumer	115,736	106,936	41,598	26,532	27,102	58,915	795	—	377,614
Year-to-date gross charge-offs	97	115	20	51	56	243	—	—	582
Total Loans	$624,674	$1,040,686	$463,824	$300,968	$362,098	$937,458	$71,369	$1,778	$3,802,855
Total year-to-date gross charge-offs	$164	$1,238	$7,420	$1,420	$808	$834	$—	$—	$11,884
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the Company’s loan portfolio delinquency analysis as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$8	$—	$—	$8	$133,889	$133,897
Owner-occupied commercial real estate	—	—	—	—	57,787	57,787
Investor commercial real estate	—	—	—	—	128,276	128,276
Construction	—	—	—	—	325,597	325,597
Single tenant lease financing	—	—	—	—	941,597	941,597
Public finance	—	—	—	—	498,262	498,262
Healthcare finance	—	—	—	—	213,332	213,332
Small business lending[1]	7,674	824	3,032	11,530	227,733	239,263
Franchise finance	3,772	1,168	850	5,790	537,332	543,122
Residential mortgage	—	1,345	1,473	2,818	387,191	390,009
Home equity	—	—	—	—	22,753	22,753
Other consumer	202	48	48	298	380,377	380,675
Total	$11,656	$3,385	$5,403	$20,444	$3,854,126	$3,874,570
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$40	$21	$—	$61	$129,288	$129,349
Owner-occupied commercial real estate	—	—	—	—	57,286	57,286
Investor commercial real estate	—	—	—	—	132,077	132,077
Construction	—	—	—	—	261,750	261,750
Single tenant lease financing	—	—	—	—	936,616	936,616
Public finance	—	—	—	—	521,764	521,764
Healthcare finance	—	—	—	—	222,793	222,793
Small business lending[1]	2,680	57	2,794	5,531	212,975	218,506
Franchise finance	—	2,923	303	3,226	522,557	525,783
Residential mortgage	70	709	1,663	2,442	393,206	395,648
Home equity	—	—	—	—	23,669	23,669
Other consumer	223	68	53	344	377,270	377,614
Total	$3,013	$3,778	$4,813	$11,604	$3,791,251	$3,802,855
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance. There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2024 and 2023.

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	March 31, 2024			December 31, 2023
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$—	$—
Small business lending[1]	9,532	654	—	6,824	904	—
Franchise finance	295	—	555	303	—	—
Residential mortgage	2,309	2,309	230	1,911	1,911	838
Other consumer	129	129	—	86	86	—
Total loans	$12,265	$3,092	$785	$9,124	$2,901	$838
1 Balance is partially guaranteed by the U.S. government.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,654	1,654	—
Small business lending[1]	1,284	—	4,527	5,811	2,671
Residential mortgage	—	2,309	—	2,309	—
Other consumer loans	—	—	129	129	—
Total loans	$1,284	$2,309	$6,310	$9,903	$2,671
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	1,654	1,654	—
Small business lending[1]	2,875	1,210	2,226	6,311	2,391
Residential mortgage	—	1,911	—	1,911	—
Other consumer loans	—	—	86	86	—
Total loans	$2,875	$3,121	$3,966	$9,962	$2,391
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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

Other Real Estate Owned

The Company had $0.4 million in other real estate owned (“OREO”) as of March 31, 2024 and December 31, 2023, which consisted of two residential mortgage properties. There were two loans totaling $0.5 million and one loan totaling $0.8 million, in the process of foreclosure at March 31, 2024 and December 31, 2023, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2024 and December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Land	$5,598	$5,598
Construction in process	1,599	1,119
Right of use leased asset	41	66
Building and improvements	60,854	60,699
Furniture and equipment	21,127	20,836
Less: accumulated depreciation	(15,988)	(14,855)
Total	$73,231	$73,463

Note 6:        Goodwill

As of March 31, 2024 and December 31, 2023, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2024 or March 31, 2023. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 2024 and 2023 are shown in the table below.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Balance, beginning of period	$10,567	$6,255
Additions:
Originated	1,627	1,112
Subtractions
Paydowns:	(612)	(339)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	178	284
Loan servicing asset revaluation	$(434)	$(55)
Balance, end of period	$11,760	$7,312

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2024 and December 31, 2023 are shown in the table below.

(in thousands)	March 31, 2024	December 31, 2023
Loan portfolios serviced for:
SBA guaranteed loans	$599,396	$531,927
Total	$599,396	$531,927

Loan servicing revenue totaled $1.3 million and $0.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.4 million and $0.1 million downward valuation for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Note 8:        Subordinated Debt

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes initially bear a fixed interest rate of 6.0% per year to, but excluding, June 30, 2024, and thereafter a floating rate equal to three-month Term SOFR plus 4.376%. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(822)	$37,000	$(862)
2030 Notes	10,000	(155)	10,000	(160)
2031 Notes	60,000	(1,108)	60,000	(1,140)
Total	$107,000	$(2,085)	$107,000	$(2,162)
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

Award Activity Under 2022 Plan

The Company recorded $0.4 million and $0.1 million of share-based compensation expense for the three months ended March 31, 2024, and 2023, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the three months ended March 31, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	72,354	$24.61	30,030	$11.18	—	$—
Granted	75,222	24.13	—	—	—	—
Vested	(14,294)	24.52	—	—	—	—
Unvested at March 31, 2024	133,282	$24.35	30,030	$11.18	—	$—

At March 31, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.8 million with a weighted-average expense recognition period of 2.4 years.

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

Award Activity Under 2013 Plan

The Company recorded $0.1 million and $0.4 million of share-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the three months ended March 31, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	53,985	$39.86	—	$—	—	$—
Cancelled/Forfeited	(22,685)	30.45	—	—	—	—
Vested	(8,089)	46.64	—	—	—	—
Unvested at March 31, 2024	23,211	$46.69	—	$—	—	$—

At March 31, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $0.3 million with a weighted-average expense recognition period of 0.8 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2024.

Deferred Stock Rights
Outstanding, beginning of period	28,538
Granted	72
Outstanding, end of period	28,610

All deferred stock rights granted during the 2024 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2024 and December 31, 2023, the Company had outstanding loan commitments totaling approximately $726.5 million and $755.4 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of March 31, 2024 or December 31, 2023.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2024 or December 31, 2023.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

		March 31, 2024 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$92,101	$—	$92,101	$—
Municipal securities	67,415	—	67,415	—
Agency mortgage-backed securities - residential	220,484	—	220,484	—
Agency mortgage-backed securities - commercial	38,081	—	38,081	—
Private label mortgage-backed securities - residential	22,266	—	22,266	—
Asset-backed securities	7,459	—	7,459	—
Corporate securities	34,625	—	34,625	—
Total available-for-sale securities	$482,431	$—	$482,431	$—
Servicing asset	11,760	—	—	11,760
Interest rate swap agreements	5,807	—	5,807	—
Interest rate swap agreements - assets (back-to-back)	158	—	158	—
Interest rate swap agreements - liabilities (back-to-back)	(158)	—	(158)	—

		December 31, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$95,177	$—	$95,177	$—
Municipal securities	68,446	—	68,446	—
Agency mortgage-backed securities - residential	206,649	—	206,649	—
Agency mortgage-backed securities - commercial	38,885	—	38,885	—
Private label mortgage-backed securities - residential	20,779	—	20,779	—
Asset-backed securities	8,081	—	8,081	—
Corporate securities	36,838	—	36,838	—
Total available-for-sale securities	$474,855	$—	$474,855	$—
Servicing asset	10,567	—	—	10,567
Interest rate swap agreements	5,139	—	5,139	—
Interest rate swap agreements - assets (back-to-back)	677	—	677	—
Interest rate swap agreements - liabilities (back-to-back)	(677)	—	(677)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2024	$10,567	$—
Total realized gains
Additions:
Originated	1,627	—
Subtractions:
Paydowns	(612)	—
Change in fair value	178	—
Balance, March 31, 2024	$11,760	$—

Balance as of January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated	1,112	—
Subtractions:
Paydowns	(339)	—
Change in fair value	284	(133)
Balance, March 31, 2023	$7,312	$—

The following describes the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

Individually Analyzed Collateral Dependent Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The amount of impairment may be determined based on the fair value of the underlying collateral, less costs to sell, the estimated present value of future cash flows or the loan’s observable market price.

If the individually analyzed loan is identified as collateral dependent, the fair value of the underlying collateral, less costs to sell, is used to measure impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. If the individually analyzed loan is not collateral dependent, the Company utilizes a discounted cash flow analysis to measure impairment.

Individually analyzed loans with a specific valuation allowance based on the value of the underlying collateral or a discounted cash flow analysis are classified as Level 3 assets.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2024 and December 31, 2023.

		March 31, 2024
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,724	$—	$—	$2,724

		December 31, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,799	$—	$—	$2,799
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,724	Fair value of collateral	Discount for type of property and current market conditions	0%- 90%	26%
Servicing asset	11,760	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.6% 15%

(dollars in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,799	Fair value of collateral	Discount for type of property and current market conditions	0% - 90%	28%
Servicing asset	10,567	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2024 or December 31, 2023.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2024 and December 31, 2023.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	March 31, 2024 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$481,264	$481,264	$481,264	$—	$—
Securities held-to-maturity, net	235,738	214,220	—	214,220	—
Loans held-for-sale (best efforts pricing agreements)	22,589	22,589	—	22,589	—
Net loans	3,868,913	3,685,416	—	—	3,685,416
Accrued interest receivable	26,809	26,809	26,809	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,273,768	4,253,825	1,829,073	—	2,424,752
Advances from Federal Home Loan Bank	574,936	564,384	—	564,384	—
Subordinated debt	104,915	104,576	34,514	70,062	—
Accrued interest payable	3,382	3,382	3,382	—	—

	December 31, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$405,898	$405,898	$405,898	$—	$—
Securities held-to-maturity	227,153	207,572	—	207,572	—
Loans held-for-sale (best efforts pricing agreements)	22,052	22,052	—	22,052	—
Net loans	3,801,446	3,611,909	—	—	3,611,909
Accrued interest receivable	26,746	26,746	26,746	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,066,973	4,059,447	1,796,123	—	2,263,324
Advances from Federal Home Loan Bank	614,934	605,366	—	605,366	—
Subordinated debt	104,838	102,632	32,560	70,072	—
Accrued interest payable	3,848	3,848	3,848	—	—

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

During the three months ended March 31, 2024, the Company had no mortgage loans held-for-sale or sold mortgage loans into the secondary market. During the three months ended March 31, 2023, the Company originated $36.3 million of mortgage loans held-for-sale and sold $43.5 million of mortgage loans, respectively, into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table presents the components of income from mortgage banking activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain on loans sold	$—	$464
Loss resulting from the change in fair value of loans held-for-sale	—	(136)
Loss resulting from the change in fair value of derivatives	—	(252)
Net revenue from mortgage banking activities	$—	$76

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2024 and December 31, 2023.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Securities available-for-sale [1]	$69,298	$69,504	$(910)	$(1,143)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both March 31, 2024 and December 31, 2023.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at March 31, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) March 31, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.6	$919	3-month SOFR	2.33%
Total swap portfolio at March 31, 2024	$50,000	0.6	$919	3-month SOFR	2.33%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.8	$1,153	3-month SOFR	2.33%
Total swap portfolio at December 31, 2023	$50,000	0.8	$1,153	3-month SOFR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three months ended March 31, 2024 and 2023, was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 10.2 years as of March 31, 2024. The Company had amortization expense totaling $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, related to these previously terminated fair value hedges recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at March 31, 2024 and December 31, 2023.

(dollars in thousands) March 31, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	2.8	$4,715	3-month SOFR	2.88%
Interest rate swaps	40,000	0.2	174	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.1	$3,596	3-month SOFR	2.88%
Interest rate swaps	40,000	0.4	390	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $6.1 million and $5.2 million of cash collateral from counterparties as security for their obligations related to these swap transactions at March 31, 2024 and December 31, 2023. The Company had no pledged cash collateral as of March 31, 2024 and December 31, 2023 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$919	$50,000	$1,153
Interest rate swaps associated with liabilities	150,000	4,889	150,000	3,986
Derivatives not designated as hedging instruments
Back-to-back swaps	$6,453	$158	$1,778	$677
Total contracts	$206,453	$5,966	$201,778	$5,816
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$6,453	$(158)	$1,778	$(677)
Total contracts	$6,453	$(158)	$1,778	$(677)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2024 and 2023.

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income in The Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Interest rate swap agreements	$902	$(2,170)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023.

	Amount of Gain / (Loss) Recognized in the Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$(133)
Forward contracts	—	(119)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended
	March 31, 2024	March 31, 2023
Interest income
Securities - non-taxable	414	294
Total interest income	414	294
Interest expense
Deposits	(255)	(418)
Other borrowed funds	(762)	(522)
Total interest expense	(1,017)	(940)
Net interest income	$1,431	$1,234

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended March 31, 2024 and 2023, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,074)	—	902	(1,172)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	234		234
Other comprehensive (loss) gain before tax	(2,074)	234	902	(938)
Income tax (benefit) provision	(475)	57	207	(211)
Other comprehensive (loss) income - net of tax	(1,599)	177	695	(727)
Balance, March 31, 2024	$(31,773)	$(2,762)	$4,433	$(30,102)

Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	5,112	—	(2,170)	2,942
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	158	—	158
Other comprehensive gain (loss) before tax	5,112	158	(2,170)	3,100
Income tax provision (benefit)	1,170	46	(499)	717
Other comprehensive income (loss) - net of tax	3,942	112	(1,671)	2,383
Balance, March 31, 2023	$(31,889)	$(3,407)	$4,043	$(31,253)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Operations
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(234)	(158)	Interest income (loss)
Total amount reclassified before tax	(234)	(158)	Income (loss) before income taxes
Tax benefit	(57)	(46)	Income tax provision (benefit)
Total reclassifications from accumulated other comprehensive loss	$(177)	$(112)	Net income (loss)

Note 15:     Recent Accounting Pronouncements

ASU 2023-02 - Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (March 2023)

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits companies to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted this guidance on January 1, 2024 and it did not have a material impact on its consolidated financial statements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Our commercial banking products and services are delivered through a relationship banking model or through strategic partnerships and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We offer construction, investor commercial real estate loans, as well as single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a company that specializes in providing financing to franchisees in various industry segments across the United States. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing more than $98.3 million in SBA 7(a) loans during the three months ended March 31, 2024, and currently rank as one of the top 10 largest SBA 7(a) lenders for the SBA’s year-to-date 2024 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

As of March 31, 2024, the Company had consolidated assets of $5.3 billion, consolidated deposits of $4.3 billion and stockholders’ equity of $366.7 million.

Results of Operations

During the first quarter 2024, net income was $5.2 million, or $0.59 diluted earnings per share, compared to a net loss of $3.0 million, or $0.33 diluted loss per share, during the first quarter 2023, representing an increase in net income of $8.2 million and an increase in diluted earnings per share of $0.92.

The $8.2 million increase in net income for the first quarter 2024 compared to the first quarter 2023 was due primarily to a $7.0 million, or 74.0%, decrease in the provision for credit losses, an increase of $2.9 million, or 53.3%, in noninterest income and a $1.2 million, or 5.9%, increase in net interest income, partially offset by a $2.8 million increase in income tax expense.

During the first quarter 2024, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.40%, 5.64%, and 5.71%, respectively, compared to (0.26%), (3.37%), and (3.41%), respectively, for the first quarter 2023.

During the first quarter 2023, the Company had a partial charge-off of a C&I participation loan of $6.9 million, $3.1 million of mortgage operations and exit costs and $0.1 million of mortgage revenue. Excluding these items, adjusted net income for the first quarter 2023 was $4.8 million and adjusted diluted earnings per share was $0.53. Additionally, for the first quarter 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.43%, 5.36% and 5.44%, respectively.

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

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,892,589	$55,435	5.73%	$3,799,932	$52,690	5.50%	$3,583,218	$43,843	4.96%
Securities - taxable	627,216	5,694	3.65%	611,664	5,447	3.53%	511,923	3,606	2.86%
Securities - non-taxable	76,293	969	5.11%	71,804	962	5.32%	73,347	798	4.41%
Other earning assets	434,118	6,067	5.62%	500,733	7,173	5.68%	331,294	3,786	4.63%
Total interest-earning assets	5,030,216	68,165	5.45%	4,984,133	66,272	5.28%	4,499,782	52,033	4.69%

Allowance for credit losses - loans	(38,611)			(36,792)			(35,075)
Noninterest-earning assets	216,331			206,944			182,449
Total assets	$5,207,936			$5,154,285			$4,647,156

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$415,106	$2,091	2.03%	$382,427	$1,646	1.71%	$333,642	$900	1.09%
Savings accounts	22,521	48	0.86%	22,394	48	0.85%	38,482	82	0.86%
Money market accounts	1,217,966	12,671	4.18%	1,225,781	12,739	4.12%	1,377,600	12,300	3.62%
BaaS - brokered deposits	85,366	931	4.39%	62,098	685	4.38%	14,741	138	3.80%
Certificates and brokered deposits	2,246,050	26,388	4.73%	2,242,819	25,960	4.59%	1,647,504	13,850	3.41%
Total interest-bearing deposits	3,987,009	42,129	4.25%	3,935,519	41,078	4.14%	3,411,969	27,270	3.24%
Other borrowed funds	716,735	5,302	2.98%	719,733	5,387	2.97%	719,499	5,189	2.92%
Total interest-bearing liabilities	4,703,744	47,431	4.06%	4,655,252	46,465	3.96%	4,131,468	32,459	3.19%
Noninterest-bearing deposits	113,341			123,351			134,988
Other noninterest-bearing liabilities	21,480			22,645			17,427
Total liabilities	4,838,565			4,801,248			4,283,883

Shareholders’ equity	369,371			353,037			363,273
Total liabilities and shareholders’ equity	$5,207,936			$5,154,285			$4,647,156

Net interest income		$20,734			$19,807			$19,574

Interest rate spread [1]			1.39%			1.32%			1.50%
Net interest margin [2]			1.66%			1.58%			1.76%
Net interest margin - FTE [3]			1.75%			1.68%			1.89%

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

	Three Months Ended March 31, 2024 vs. December 31, 2023 Due to Changes in			Three Months Ended March 31, 2024 vs. March 31, 2023 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,011	$1,734	$2,745	$4,143	$7,449	$11,592
Securities – taxable	106	141	247	938	1,150	2,088
Securities – non-taxable	189	(182)	7	35	136	171
Other earning assets	(1,025)	(81)	(1,106)	1,351	930	2,281
Total	281	1,612	1,893	6,467	9,665	16,132

Interest expense
Interest-bearing deposits	347	704	1,051	5,214	9,645	14,859
Other borrowed funds	(127)	42	(85)	(119)	232	113
Total	220	746	966	5,095	9,877	14,972

Increase (decrease) in net interest income	$61	$866	$927	$1,372	$(212)	$1,160

Net interest income for the first quarter 2024 was $20.7 million, an increase of $1.2 million, or 5.9%, compared to $19.6 million for the first quarter 2023. The increase in net interest income was the result of a $16.1 million, or 31.0%, increase in total interest income to $68.2 million for the first quarter 2024 from $52.0 million for the first quarter 2023, partially offset by a $15.0 million, or 46.1%, increase in total interest expense to $47.4 million for the first quarter 2024 from $32.5 million for the first quarter 2023.

The increase in total interest income for the first quarter 2024 compared to first quarter 2023 was due primarily to an increase in interest earned on loans, resulting from an increase of 77 bps in the yield on loans, including loans held-for-sale, as well as an increase of $309.4 million, or 8.6%, in the average balance of loans, including loans held-for-sale. The yield earned on other earning assets also increased 99 bps and the average balance of other earning assets increased $102.8 million, or 31.0%. The increase in the average balance of other earning assets was due primarily to carrying higher cash balances. The average balance of securities increased $118.2 million, or 20.2%, while the yield earned on the securities portfolio increased 76 bps for the first quarter 2024 compared to the first quarter 2023. The increase in the yields earned on loans, other earning assets and securities was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earnings assets. As a result of the higher interest rate environment, the yield on funded portfolio originations was 8.84% in the first quarter 2024, an increase of 108 bps compared to the first quarter 2023.

The increase in total interest expense for the first quarter 2024 compared to the first quarter 2023 was due primarily to increases of $12.5 million, or 90.5%, in interest expense associated with certificates and brokered deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 132 bps in the cost of these deposits, as well as an increase of $598.5 million, or 36.3%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down balances throughout 2023 and the first quarter 2024. Overall, the cost of total interest-bearing liabilities for the first quarter 2024 increased 87 bps to 4.06% from 3.19% for the first quarter 2023. The increase in the cost of funds for the three months ended March 31, 2024 reflects the impact of the continued elevated interest rate environment throughout 2023 and into 2024.

Net interest margin (“NIM”) was 1.66% for the first quarter 2024 compared to 1.76% for the first quarter 2023, a decrease of 10 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.75% for the first quarter 2023 compared to 1.89% for the first quarter 2023, a decrease of 14 bps. The decrease in the first quarter 2024 NIM and FTE NIM compared to the first quarter 2023 reflects the increase in the cost of interest-bearing liabilities of 87 bps, partially offset by the increase in earning asset yields noted above.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Service charges and fees	$220	$216	$208	$218	$209
Loan servicing revenue	1,323	1,134	1,064	850	785
Loan servicing asset revaluation	(434)	(793)	(257)	(358)	(55)
Mortgage banking activities	—	—	—	—	76
Gain on sale of loans	6,536	6,028	5,569	4,868	4,061
Other	702	816	823	293	370
Total noninterest income	$8,347	$7,401	$7,407	$5,871	$5,446

During the first quarter 2024, noninterest income was $8.3 million, representing an increase of $2.9 million, or 53.3%, compared to $5.4 million for the first quarter 2023. The increase in noninterest income was due primarily to increases in gain on sale of loans, other income and net loan servicing revenue, partially offset by a decrease in revenue from mortgage banking activities. The increase of $2.5 million, or 60.9%, in gain on sale of loans was due to an increase in U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales, as well as an increase in gain on sale margins. The increase of $0.3 million, or 89.7%, in other income is due primarily to income from fund investments. The increase in loan servicing revenue was due primarily to growth in the balance of the Company’s SBA 7 (a) servicing portfolio. The decrease in mortgage banking revenue was due to the Company’s exit from the mortgage business in the first quarter 2023.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters.

	Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Salaries and employee benefits	$11,796	$11,055	$11,767	$10,706	$11,794
Marketing, advertising and promotion	736	518	500	705	844
Consulting and professional services	853	893	552	711	926
Data processing	564	493	701	520	659
Loan expenses	1,445	1,371	1,336	1,072	1,977
Premises and equipment	2,826	2,846	2,315	2,661	2,777
Deposit insurance premium	1,145	1,334	1,067	936	543
Other	1,658	1,546	1,518	1,359	1,434
Total noninterest expense	$21,023	$20,056	$19,756	$18,670	$20,954

Noninterest expense for the first quarter 2024 and 2023 was $21.0 million, comparable to the first quarter 2023. The increase of less than $0.1 million, or 0.3%, was due primarily to a $0.6 million increase in deposit insurance premium and a $0.2 million increase in other, partially offset by a $0.5 million decrease in loan expenses, $0.1 million decrease in marketing, advertising and promotion expense and a $0.1 million decrease in data processing. The increase in deposit insurance premium was due primarily to year-over-year asset growth and changes in the composition of the loans and deposit portfolios. The increase in other expense was due to various expenses, none of which were individually significant. The decrease in loan expenses was due primarily to expenses incurred in the first quarter 2023 as a result of the Company’s exit from the mortgage business, partially offset by higher third-party loan servicing fees and other miscellaneous lending costs. The decrease in marketing, advertising and promotion expense was due primarily to cost savings from the Company’s exit from the mortgage business in the first quarter 2023. The decrease in data processing was due primarily to variable deposit activity-based expenses.

In the first quarter 2023, the Company incurred $2.2 million in severance costs as a result of its decision to exit the mortgage business. Excluding these costs, salaries and employee benefits increased $2.2 million, or 22.4%, in the first quarter 2024, compared to the first quarter 2023. The increase was due primarily to continued staffing growth and higher incentive compensation in small business lending, as well as higher incentive compensation accruals based on the increase in net income in the first quarter 2024 compared to first quarter 2023.

The Company recorded an income provision tax provision of $0.4 million and an effective tax rate of 7.6% for the first quarter 2024, compared to an income tax benefit of $2.3 million for the first quarter 2023.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total assets	$5,340,667	$5,167,572	$5,169,023	$4,947,049	$4,721,319
Loans	3,909,804	3,840,220	3,735,068	3,646,832	3,607,242
Total securities	718,169	702,008	682,755	609,999	606,594
Loans held-for-sale	22,589	22,052	31,669	32,001	18,144
Noninterest-bearing deposits	130,760	123,464	125,265	119,291	140,449
Interest-bearing deposits	4,143,008	3,943,509	3,958,280	3,735,017	3,481,841
Total deposits	4,273,768	4,066,973	4,083,545	3,854,308	3,622,290
Advances from Federal Home Loan Bank	574,936	614,934	614,933	614,931	614,929
Total shareholders’ equity	366,739	362,795	347,744	354,332	355,572

Total assets increased $173.1 million, or 3.3%, to $5.3 billion at March 31, 2024 compared to $5.2 billion at December 31, 2023. The increase was due primarily to increases in cash balances and loans, driven by growth in deposit balances of $206.8 million, or 5.1%.

As of March 31, 2024, total shareholders’ equity was $366.7 million, an increase of $3.9 million, or 1.1%, compared to December 31, 2023. The increase in shareholders’ equity was due primarily to the net income earned during the quarter, partially offset by an increase in accumulated other comprehensive loss. Tangible common equity totaled $362.1 million as of March 31, 2024, representing an increase of $3.9 million, or 1.1%, compared to December 31, 2023. The ratio of total shareholders’ equity to total assets decreased to 6.87% as of March 31, 2024 from 7.02% as of December 31, 2023, and the ratio of tangible common equity to tangible assets decreased to 6.79% as of March 31, 2024 from 6.94% as of December 31, 2023.

Book value per common share increased 1.0% to $42.37 as of March 31, 2024 from $41.97 as of December 31, 2023. Tangible book value per share increased 1.0% to $41.83 as of March 31, 2024 from $41.43 as of December 31, 2023. The increase in both book value per common share and tangible book value per share was driven primarily by the increase in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
Commercial loans
Commercial and industrial	$133,897	3.4%	$129,349	3.4%	$114,265	3.1%	$112,423	3.1%	$113,198	3.1%
Owner-occupied commercial real estate	57,787	1.5%	57,286	1.5%	58,486	1.6%	59,564	1.6%	59,643	1.7%
Investor commercial real estate	128,276	3.3%	132,077	3.4%	129,831	3.5%	137,504	3.8%	142,174	3.9%
Construction	325,597	8.3%	261,750	6.8%	252,105	6.7%	192,453	5.3%	158,147	4.4%
Single tenant lease financing	941,597	24.1%	936,616	24.4%	933,873	25.0%	947,466	25.9%	952,533	26.4%
Public finance	498,262	12.7%	521,764	13.6%	535,960	14.3%	575,541	15.8%	604,898	16.8%
Healthcare finance	213,332	5.5%	222,793	5.8%	235,622	6.3%	245,072	6.7%	256,670	7.1%
Small business lending	239,263	6.1%	218,506	5.7%	192,996	5.2%	170,550	4.7%	136,382	3.8%
Franchise finance	543,122	13.9%	525,783	13.7%	455,094	12.2%	390,479	10.6%	382,161	10.6%
Total commercial loans	3,081,133	78.8%	3,005,924	78.3%	2,908,232	77.9%	2,831,052	77.5%	2,805,806	77.8%
Consumer loans
Residential mortgage	390,009	10.0%	395,648	10.3%	393,501	10.5%	396,154	10.9%	392,062	10.9%
Home equity	22,753	0.6%	23,669	0.6%	23,544	0.6%	24,375	0.7%	26,160	0.7%
Other consumer	380,675	9.7%	377,614	9.8%	369,451	9.9%	352,124	9.7%	338,133	9.4%
Total consumer loans	793,437	20.3%	796,931	20.7%	786,496	21.0%	772,653	21.3%	756,355	21.0%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	35,234	0.9%	37,365	1.0%	40,340	1.1%	43,127	1.2%	45,081	1.2%
Total loans	3,909,804	100.0%	3,840,220	100.0%	3,735,068	100.0%	3,646,832	100.0%	3,607,242	100.0%
Allowance for credit losses - loans	(40,891)		(38,774)		(36,452)		(36,058)		(36,879)
Net loans	$3,868,913		$3,801,446		$3,698,616		$3,610,774		$3,570,363

1 Includes carrying value adjustments of $26.9 million, $27.8 million, $29.0 million, $30.5 million and $31.5 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively.

Total loans were $3.9 billion as of March 31, 2024, an increase of $69.6 million, or 1.8%, compared to December 31, 2023. Total commercial loan balances were $3.1 billion as of March 31, 2024, up $75.2 million, or 2.5%, from December 31, 2023. Total consumer loan balances were $793.4 million as of March 31, 2024, a decrease of $3.5 million, or 0.4%, compared to December 31, 2023. Compared to December 31, 2023, the increase in commercial loan balances was driven by growth in the construction, small business lending and franchise finance portfolios. These increases were partially offset by a decrease in the fixed-rate public finance portfolio, as well as continued runoff in the healthcare finance portfolio. The slight decrease in consumer loan balances was due primarily to a decrease in the residential mortgage portfolio, partially offset by an increase in the trailers portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Nonaccrual loans
Commercial loans:
Commercial and industrial	$—	$—	$—	$—	$2,836
Owner-occupied commercial real estate	—	—	—	1,405	1,441
Small business lending [1]	9,532	6,824	4,443	3,729	3,797
Franchise finance	295	303	—	—	—
Total commercial loans	9,827	7,127	4,443	5,134	8,074
Consumer loans:
Residential mortgage	2,309	1,911	1,354	992	1,006
Other consumer	129	86	88	101	141
Total consumer loans	2,438	1,997	1,442	1,093	1,147
Total nonaccrual loans	12,265	9,124	5,885	6,227	9,221

Past Due 90 days and accruing loans
Commercial loans:
Franchise finance	230	—	—	—	—
Total commercial loans	230	—	—	—	—
Consumer loans:
Residential mortgage	555	838	—	—	—
Total consumer loans	555	838	—	—	—
Total past due 90 days and accruing loans	785	838	—	—	—

Total nonperforming loans	13,050	9,962	5,885	6,227	9,221

Other real estate owned
Residential mortgage	375	375	106	106	106
Total other real estate owned	375	375	106	106	106

Other nonperforming assets	—	17	78	64	19

Total nonperforming assets	$13,425	$10,354	$6,069	$6,397	$9,346

Total nonperforming loans to total loans [2]	0.33%	0.26%	0.16%	0.17%	0.26%
Total nonperforming assets to total assets [2]	0.25%	0.20%	0.12%	0.13%	0.20%
Allowance for credit losses to total loans	1.05%	1.01%	0.98%	0.99%	1.02%
Nonaccrual loans to total loans	0.31%	0.24%	0.16%	0.17%	0.26%
Allowance for credit losses to nonperforming loans [2]	333.4%	425.0%	619.4%	579.1%	400.0%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are guaranteed by the U.S. government.
Total nonperforming loans increased $3.1 million, or 31.0%, to $13.1 million as of March 31, 2024 compared to $10.0 million as of December 31, 2023 due primarily to an increase in nonperforming loans in small business lending and residential mortgage loans during the quarter. Total nonperforming assets increased $3.1 million, or 30.0%, to $13.4 million as of March 31, 2024, compared to $10.4 million as of December 31, 2023, due primarily to the increases in nonperforming small business lending and residential mortgage loans mentioned above. The Company had two residential mortgage properties in OREO with a carrying value of $0.4 million at both March 31, 2024 and December 31, 2023.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters.

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance, beginning of period	$38,774	$36,452	$36,058	$36,879	$31,737
Adoption of ASU 2016-13 (CECL)	—	—	—	—	2,962
Balance, beginning of period	38,774	36,452	36,058	36,879	34,699
Provision charged to expense	2,582	3,478	1,850	753	9,373
Losses charged off
Commercial and industrial	—	—	—	—	6,965
Investor commercial real estate	—	—	591	—	—
Healthcare finance	—	580	—	25	—
Small business lending	289	417	751	1,358	60
Franchise finance	—	—	—	331	—
Residential mortgage	69	84	56	—	—
Other consumer	175	164	120	150	232
Total losses charged off	533	1,245	1,518	1,864	7,257
Recoveries
Commercial and industrial	2	23	2	217	1
Small business lending	40	23	14	37	3
Residential mortgage	1	1	1	1	2
Home equity	2	1	2	2	1
Other consumer	23	41	43	33	57
Total recoveries	68	89	62	290	64
Balance, end of period	$40,891	$38,774	$36,452	$36,058	$36,879

Net charge-offs	$465	$1,156	$1,456	$1,574	$7,193

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.01%)	(0.02%)	0.00%	(0.46%)	27.16%
Investor commercial real estate	0.00%	0.00%	0.59%	0.00%	0.00%
Healthcare finance	0.00%	0.25%	0.00%	0.02%	0.00%
Small business lending	0.40%	0.17%	0.50%	1.50%	0.15%
Franchise finance	0.00%	0.00%	0.00%	0.17%	0.00%
Total commercial net charge-offs	0.03%	0.03%	0.06%	0.10%	1.02%
Residential mortgage	0.07%	0.08%	0.06%	0.00%	0.00%
Home equity	(0.03%)	0.00%	(0.01%)	(0.02%)	(0.02%)
Other consumer	0.21%	0.22%	0.18%	0.21%	0.25%
Total consumer net charge-offs	0.11%	0.03%	0.02%	0.03%	0.09%
Total net charge-offs to average loans	0.05%	0.12%	0.16%	0.17%	0.82%

    The allowance for credit losses - loans (“ACL”) was $40.9 million as of March 31, 2024, compared to $38.8 million as of December 31, 2023. The increase in the ACL reflects the addition of specific reserves on nonperforming small business lending loans, as well as loan growth, partially offset by the positive impact of economic data on forecasted loss rates and qualitative factors on other portfolios. The ACL as a percentage of total loans was 1.05% at March 31, 2024, compared to 1.01% at December 31, 2023. The ACL as a percentage of nonperforming loans decreased to 333.4% as of March 31, 2024, compared to 425.0% as of December 31, 2023, due primarily to the increase in the nonperforming loans.

Net charge-offs of $0.5 million were recognized during the first quarter 2024, resulting in net charge-offs to average loans of 0.05%, compared to net charge-offs of $7.2 million, or 0.82% of average loans, for the first quarter 2023. The decrease in net charge-offs was due primarily to a $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status during the first quarter 2023, partially offset by an increase in charge-offs in small business lending.

The provision for credit losses - loans in the first quarter 2024 was $2.6 million, compared to $9.4 million for the first quarter 2023. The decrease in the provision for credit losses - loans for the first quarter 2024 was driven primarily by the partial charge-off of the C&I participation loan mentioned above that occurred in the first quarter 2023, partially offset by the specific reserves related to small business lending and growth in certain loan portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$93,323	$96,404	$98,594	$41,024	$38,675
Municipal securities	69,289	69,494	69,031	68,931	69,243
Agency mortgage-backed securities - residential	253,181	237,798	235,468	239,263	249,795
Agency mortgage-backed securities - commercial	39,367	40,215	37,931	16,311	16,739
Private label mortgage-backed securities - residential	23,307	21,742	20,292	14,749	11,445
Asset-backed securities	7,417	8,071	6,713	1,000	5,000
Corporate securities	37,081	39,591	39,603	43,613	45,623
Total available-for-sale	522,965	513,315	507,632	424,891	436,520
Securities held-to-maturity, net carrying value
Municipal securities	13,381	13,889	13,900	13,913	13,932
Agency mortgage-backed securities - residential	178,800	166,750	170,524	169,186	146,809
Agency mortgage-backed securities - commercial	5,752	5,767	5,782	5,795	5,806
Corporate securities	37,805	40,747	41,722	41,711	44,214
Total held-to-maturity, net carrying value	235,738	227,153	231,928	230,605	210,761
Total securities	$758,703	$740,468	$739,560	$655,496	$647,281

(in thousands)
Approximate Fair Value	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$92,101	$95,177	$97,178	$39,474	$37,047
Municipal securities	67,415	68,446	62,772	67,209	68,636
Agency mortgage-backed securities - residential	220,484	206,649	193,096	204,141	216,752
Agency mortgage-backed securities - commercial	38,081	38,885	36,163	14,891	15,530
Private label mortgage-backed securities - residential	22,266	20,779	18,576	13,415	10,275
Asset-backed securities	7,459	8,081	6,703	1,000	4,998
Corporate securities	34,625	36,838	36,339	39,264	42,595
Total available-for-sale	482,431	474,855	450,827	379,394	395,833
Securities held-to-maturity
Municipal securities	12,450	13,040	12,449	12,950	13,144
Agency mortgage-backed securities - residential	161,915	152,642	147,412	153,593	133,267
Agency mortgage-backed securities - commercial	4,560	4,521	4,190	4,551	4,703
Corporate securities	35,295	37,369	37,599	37,549	41,349
Total held-to-maturity	214,220	207,572	201,650	208,643	192,463
Total securities	$696,651	$682,427	$652,477	$588,037	$588,296

The approximate fair value of available-for-sale investment securities increased $7.6 million, or 1.6%, to $482.4 million as of March 31, 2024, compared to $474.9 million as of December 31, 2023. The increase was due primarily to increases of $13.8 million in agency mortgage-backed securities - residential, $1.5 million in private label mortgage-backed securities - residential, partially offset by decreases of $3.1 million in U.S. Government-sponsored agencies, $2.2 million in corporate securities, and $1.0 million in municipal securities. This increase was caused primarily by new purchase activity within certain available-for-sale portfolios, partially offset by a decline in fair value resulting from an increase in market interest rates, as well as net paydown activity. As of March 31, 2024, the Company had securities with a net carrying value of $235.7 million designated as held-to-maturity compared to $227.2 million as of December 31, 2023. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Accrued Income and Other Assets

    Accrued income and other assets increased $12.3 million, or 24.0%, to $63.4 million at March 31, 2024 compared to $51.1 million at December 31, 2023. The increase was due primarily to a $6.6 million increase in equity investments and a $1.2 million increase in prepaid assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities increased $2.7 million, or 19.3%, to $16.9 million at March 31, 2024, compared to $14.2 million at December 31, 2023. The increase was due primarily to an increase of $4.4 million in accrued expenses related to a security that was purchased in the first quarter 2024, but settled in the subsequent quarter, partially offset by decreases of $1.2 million in accrued salary and benefits and $0.5 million in derivative liability due to changes in fair value.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
Noninterest-bearing deposits	$130,760	3.1%	$123,464	3.0%	$125,265	3.1%	$119,291	3.1%	$140,449	3.9%
Interest-bearing demand deposits	423,529	9.9%	402,976	9.9%	374,915	9.2%	398,899	10.3%	351,641	9.7%
Savings accounts	23,554	0.6%	21,364	0.5%	23,811	0.6%	28,239	0.7%	32,762	0.9%
Money market accounts	1,251,230	29.2%	1,248,319	30.8%	1,222,511	29.9%	1,232,719	32.0%	1,254,013	34.6%
BaaS - brokered deposits	107,911	2.5%	74,401	1.8%	41,884	1.0%	25,549	0.7%	25,725	0.7%
Certificates of deposits	1,738,996	40.7%	1,605,156	39.5%	1,624,447	39.8%	1,366,409	35.5%	1,170,094	32.3%
Brokered deposits	597,788	14.0%	591,293	14.5%	670,712	16.4%	683,202	17.7%	647,606	17.9%
Total deposits	$4,273,768	100.0%	$4,066,973	100.0%	$4,083,545	100.0%	$3,854,308	100.0%	$3,622,290	100.0%

Total deposits increased $206.8 million, or 5.1%, to $4.3 billion as of March 31, 2024, compared to $4.1 billion as of December 31, 2023. This increase was due primarily to increases of $133.8 million, or 8.3%, in certificates of deposits, $33.5 million, or 45.0%, in BaaS - brokered deposits and $20.6 million, or 5.1%, in interest-bearing demand deposits. The increase in certificates of deposits and brokered deposits was due primarily to strong consumer and small business demand for certificates of deposits in 2024. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. The increase in BaaS - brokered deposits was driven by higher payments volumes.

Uninsured deposit balances represented 26% of total deposits at March 31, 2024, up from 25% at December 31, 2023. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 20%, compared to 19% as of December 31, 2023.

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

The following tables present actual and required capital ratios as of March 31, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2024 and December 31, 2023, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
As permitted by the federal banking regulatory agencies, the Company elected the option to delay the impact of the day one adoption of ASC 326. The transition adjustments of $4.5 million will be phased into the regulatory capital calculations over a three-year period, with 25% of the adjustment recognized in 2023, 50% of the adjustment recognized in 2024, 75% of the adjustment recognized in 2025 and 100% of the adjustment recognized in 2026.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$383,580	9.52%	$282,102	7.00%	N/A	N/A
Bank	465,510	11.60%	280,854	7.00%	$260,793	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	383,580	9.52%	342,553	8.50%	N/A	N/A
Bank	465,510	11.60%	341,038	8.50%	320,976	8.00%
Total capital to risk-weighted assets
Consolidated	531,045	13.18%	423,153	10.50%	N/A	N/A
Bank	508,060	12.66%	421,282	10.50%	401,221	10.00%
Leverage ratio
Consolidated	383,580	7.33%	209,373	4.00%	N/A	N/A
Bank	465,510	8.92%	208,711	4.00%	260,889	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$381,001	9.60%	$277,914	7.00%	N/A	N/A
Bank	464,390	11.73%	277,063	7.00%	$257,273	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	381,001	9.60%	337,467	8.50%	N/A	N/A
Bank	464,390	11.73%	336,434	8.50%	316,644	8.00%
Total capital to risk-weighted assets
Consolidated	525,283	13.23%	416,870	10.50%	N/A	N/A
Bank	503,834	12.73%	415,595	10.50%	395,804	10.00%
Leverage ratio
Consolidated	381,001	7.33%	207,929	4.00%	N/A	N/A
Bank	464,390	8.95%	207,479	4.00%	259,349	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2024 to shareholders of record as of March 28, 2024. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2024, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2024. Under this program, the Company repurchased 559,522 shares of common stock through March 31, 2024, at an average price of $19.06, for a total investment of $10.7 million.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2024, on a consolidated basis, the Company had $963.7 million in cash and cash equivalents and investment securities available-for-sale and $22.6 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2024, the Bank had the ability to borrow an additional $1.3 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $1.7 billion and represented 203% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2024, the Company, on an unconsolidated basis, had $7.0 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2024, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $726.5 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2024 totaled $1.3 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, adjusted noninterest income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax provision (benefit), adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for the last five completed fiscal quarters.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total equity - GAAP	$366,739	$362,795	$347,744	$354,332	$355,572
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$362,052	$358,108	$343,057	$349,645	$350,885

Total assets - GAAP	$5,340,667	$5,167,572	$5,169,023	$4,947,049	$4,721,319
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,335,980	$5,162,885	$5,164,336	$4,942,362	$4,716,632

Common shares outstanding	8,655,854	8,644,451	8,669,673	8,774,507	8,943,477

Book value per common share	$42.37	$41.97	$40.11	$40.38	$39.76
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.53)	(0.53)
Tangible book value per common share	$41.83	$41.43	$39.57	$39.85	$39.23

Total shareholders’ equity to assets	6.87%	7.02%	6.73%	7.16%	7.53%
Effect of goodwill	(0.08%)	(0.08%)	(0.09%)	(0.09%)	(0.09%)
Tangible common equity to tangible assets	6.79%	6.94%	6.64%	7.07%	7.44%

Total average equity - GAAP	$369,371	$353,037	$356,701	$358,312	$363,273
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$364,684	$348,350	$352,014	$353,625	$358,586

Return on average shareholders’ equity	5.64%	4.66%	3.79%	4.35%	(3.37%)
Effect of goodwill	0.07%	0.06%	0.05%	0.05%	(0.04%)
Return on average tangible common equity	5.71%	4.72%	3.84%	4.40%	(3.41%)

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total interest income	$68,165	$66,272	$63,015	$58,122	$52,033
Adjustments:
Fully-taxable equivalent adjustments [1]	1,190	1,238	1,265	1,347	1,383
Total interest income - FTE	$69,355	$67,510	$64,280	$59,469	$53,416

Net interest income	$20,734	$19,807	$17,378	$18,145	$19,574
Adjustments:
Fully-taxable equivalent adjustments [1]	1,190	1,238	1,265	1,347	1,383
Net interest income - FTE	$21,924	$21,045	$18,643	$19,492	$20,957

Net interest margin	1.66%	1.58%	1.39%	1.53%	1.76%
Effect of fully-taxable equivalent adjustments [1]	0.09%	0.10%	0.10%	0.11%	0.13%
Net interest margin - FTE	1.75%	1.68%	1.49%	1.64%	1.89%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total Revenue- GAAP	$29,081	$27,208	$24,785	$24,016	$25,020
Adjustments:
Mortgage-related revenue	—	—	—	—	(65)
Adjusted total revenue	$29,081	$27,208	$24,785	$24,016	$24,955

Noninterest income - GAAP	$8,347	$7,401	$7,407	$5,871	$5,446
Adjustments:
Mortgage-related revenue	—	—	—	—	(65)
Adjusted noninterest income	$8,347	$7,401	$7,407	$5,871	$5,381

Noninterest expense - GAAP	$21,023	$20,056	$19,756	$18,670	$20,954
Adjustments:
Mortgage-related costs	—	—	—	—	(3,052)
Adjusted noninterest expense	$21,023	$20,056	$19,756	$18,670	$17,902

Income (loss) before income taxes - GAAP	$5,610	$3,558	$3,083	$3,648	$(5,349)
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	(65)
Mortgage-related costs	—	—	—	—	3,052
Partial charge-off of C&I participation loan	—	—	—	—	6,914
Adjusted income before income taxes	$5,610	$3,558	$3,083	$3,648	$4,552

Income tax provision (benefit) - GAAP	$429	$(585)	$(326)	$(234)	$(2,332)
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	(14)
Mortgage-related costs	—	—	—	—	641
Partial charge-off of C&I participation loan	—	—	—	—	1,452
Adjusted income tax provision (benefit)	$429	$(585)	$(326)	$(234)	$(253)
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss) - GAAP	$5,181	$4,143	$3,409	$3,882	$(3,017)
Adjustments:
Mortgage-related revenue	—	—	—	—	(51)
Mortgage-related costs	—	—	—	—	2,411
Partial charge-off of C&I participation loan	—	—	—	—	5,462
Adjusted net income	$5,181	$4,143	$3,409	$3,882	$4,805

Diluted average common shares outstanding	8,750,297	8,720,078	8,767,217	8,908,180	9,024,072

Diluted earnings (loss) per share - GAAP	$0.59	$0.48	$0.39	$0.44	$(0.33)
Adjustments:
Mortgage-related revenue	—	—	—	—	(0.01)
Mortgage-related costs	—	—	—	—	0.27
Effect of partial charge-off of C&I participation loan	—	—	—	—	0.60
Adjusted diluted earnings per share	$0.59	$0.48	$0.39	$0.44	$0.53

Return on average assets	0.40%	0.32%	0.26%	0.32%	(0.26%)
Effect of mortgage-related costs	0.00%	0.00%	0.00%	0.00%	0.21%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	0.00%	0.00%	0.48%
Adjusted return on average assets	0.40%	0.32%	0.26%	0.32%	0.43%

Return on average shareholders' equity	5.64%	4.66%	3.79%	4.35%	(3.37%)
Effect of mortgage-related revenue	0.00%	0.00%	0.00%	0.00%	(0.06%)
Effect of mortgage-related costs	0.00%	0.00%	0.00%	0.00%	2.69%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	0.00%	0.00%	6.10%
Adjusted return on average shareholders' equity	5.64%	4.66%	3.79%	4.35%	5.36%

Return on average tangible common equity	5.71%	4.72%	3.84%	4.40%	(3.41%)
Effect of mortgage-related revenue	0.00%	0.00%	0.00%	0.00%	(0.06%)
Effect of mortgage-related costs	0.00%	0.00%	0.00%	0.00%	2.73%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	0.00%	0.00%	6.18%
Adjusted return on average tangible common equity	5.71%	4.72%	3.84%	4.40%	5.44%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. At both March 31, 2024 and December 31, 2023, the Company had interest rate swaps with notional amounts of $200.0 million. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of March 31, 2024, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	18.55%	10.54%	N/A	(3.95%)	(7.98%)
NII - Year 2	46.34%	40.20%	30.66%	26.43%	22.01%
EVE	30.44%	17.27%	N/A	(7.57%)	(15.12%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2024, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.34%	4.31%	N/A	(2.48%)	(5.10%)
NII - Year 2	47.53%	40.40%	30.66%	24.79%	18.59%
EVE	28.20%	16.03%	N/A	(8.55%)	(17.05%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2023. Under this program, the Company has repurchased 559,522 shares of common stock through March 31, 2024, at an average price of $19.06, for a total investment of $10.7 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the first quarter 2024.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
January 1, 2024 - January 31, 2024	10,500	$26.94	10,500	$14,334
February 1, 2024 - February 29, 2024	—	$—	—	$14,334
March 1, 2024 - March 31, 2024	—	$—	—	$14,334
Total	10,500		10,500

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

FIRST INTERNET BANCORP

5/8/2024	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

5/8/2024	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)