Form 10-Q
period 2024-06-30
First Internet Bancorp
filed 2024-08-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024
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

As of August 2, 2024, the registrant had 8,667,894 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “acquire”, “anticipate,” “attempt,” “believe,” “can,” “change,” “continue,” “could,” “decline,” “decrease,” “differentiate,” “diversify,” “driving,” “effort,” “emerging,” “estimate,” “expect,” “grow,” “increase,” “intend,” “likely,” “may,” “objective,” “plan,” “position,” “potential,” “preliminary,” “pursue,” “remain,” “retain,” “should,” “slowest,” “succeed,” “will,” “win,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties, including without limitation: changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; changes in bank regulatory conditions, policies or programs, whether arising as a result of new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or First Internet Bank (the “Bank”) in particular; changes in the enforcement and interpretation of applicable laws and regulations by governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; increased regulatory scrutiny resulting from bank failures; risks related to potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings or enforcement actions; the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technology changes in the financial services market; other general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products; our credit quality and related levels of nonperforming assets and credit losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from the Bank; results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$6,162	$8,269
Interest-bearing deposits	390,624	397,629
Total cash and cash equivalents	396,786	405,898
Securities available-for-sale, at fair value (amortized cost of $529,657 and $513,315 in 2024 and 2023, respectively)	488,572	474,855
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.2 million and $0.3 million in 2024 and 2023, respectively, (fair value of $247,430 and $207,572 in 2024 and 2023, respectively)	270,349	227,153
Loans held-for-sale	19,384	22,052
Loans	3,961,146	3,840,220
Allowance for credit losses - loans	(43,405)	(38,774)
Net loans	3,917,741	3,801,446
Accrued interest receivable	28,118	26,746
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	40,834	40,882
Premises and equipment, net	72,516	73,463
Goodwill	4,687	4,687
Servicing asset, at fair value	13,009	10,567
Other real estate owned	—	375
Accrued income and other assets	62,956	51,098
Total assets	$5,343,302	$5,167,572
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$126,438	$123,464
Interest-bearing deposits	4,147,484	3,943,509
Total deposits	4,273,922	4,066,973
Advances from Federal Home Loan Bank	575,000	614,934
Subordinated debt, net of unamortized debt issuance costs of $2,007 and $2,162 in 2024 and 2023, respectively	104,993	104,838
Accrued interest payable	3,419	3,848
Accrued expenses and other liabilities	14,015	14,184
Total liabilities	4,971,349	4,804,777
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,667,894 and 8,644,451 shares issued and outstanding in 2024 and 2023, respectively	185,175	184,700
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	217,365	207,470
Accumulated other comprehensive loss	(30,587)	(29,375)
Total shareholders’ equity	371,953	362,795
Total liabilities and shareholders’ equity	$5,343,302	$5,167,572

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest Income
Loans	$57,094	$46,906	$112,529	$90,749
Securities – taxable	6,476	3,835	12,170	7,441
Securities – non-taxable	970	860	1,939	1,658
Other earning assets	6,421	6,521	12,488	10,307
Total interest income	70,961	58,122	139,126	110,155
Interest Expense
Deposits	44,495	34,676	86,624	61,946
Other borrowed funds	5,139	5,301	10,441	10,490
Total interest expense	49,634	39,977	97,065	72,436
Net Interest Income	21,327	18,145	42,061	37,719
Provision for credit losses - loans	3,920	753	6,502	10,126
Benefit for credit losses - debt securities held to maturity	(2)	—	(64)	—
Provision for credit losses - off-balance sheet commitments	113	945	41	987
Net Interest Income After Provision for Credit Losses	17,296	16,447	35,582	26,606
Noninterest Income
Service charges and fees	246	218	466	427
Loan servicing revenue	1,470	850	2,793	1,635
Loan servicing asset revaluation	(829)	(358)	(1,263)	(413)
Mortgage banking activities	—	—	—	76
Gain on sale of loans	8,292	4,868	14,828	8,929
Other	1,854	293	2,556	663
Total noninterest income	11,033	5,871	19,380	11,317
Noninterest Expense
Salaries and employee benefits	12,462	10,706	24,258	22,500
Marketing, advertising and promotion	609	705	1,345	1,549
Consulting and professional services	1,022	711	1,875	1,637
Data processing	606	520	1,170	1,179
Loan expenses	1,597	1,072	3,042	3,049
Premises and equipment	3,154	2,661	5,980	5,438
Deposit insurance premium	1,172	936	2,317	1,479
Other	1,714	1,359	3,372	2,793
Total noninterest expense	22,336	18,670	43,359	39,624
Income (Loss) Before Income Taxes	5,993	3,648	11,603	(1,701)
Income Tax Provision (Benefit)	218	(234)	647	(2,566)
Net Income	$5,775	$3,882	$10,956	$865
Income Per Share of Common Stock
Basic	$0.67	$0.44	$1.26	$0.10
Diluted	$0.67	$0.44	$1.25	$0.10
Weighted-Average Number of Common Shares Outstanding
Basic	8,594,315	8,903,213	8,684,093	8,963,308
Diluted	8,656,215	8,908,180	8,750,017	8,980,262
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$5,775	$3,882	$10,956	$865
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive (loss) income before income tax	(551)	(4,810)	(2,625)	302
Income tax (benefit) provision	(126)	(1,107)	(601)	63
Net effect on other comprehensive (loss) income	(425)	(3,703)	(2,024)	239

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	188	206	422	364
Income tax provision	46	49	103	95
Net effect on other comprehensive income	142	157	319	269

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	(262)	2,094	640	(76)
Income tax (benefit) provision	(60)	481	147	(18)
Net effect on other comprehensive (loss) income	(202)	1,613	493	(58)

Total other comprehensive (loss) income	(485)	(1,933)	(1,212)	450
Comprehensive income	$5,290	$1,949	$9,744	$1,315

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2024 and 2023
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	10,956	—	10,956
Other comprehensive loss	—	—	(1,212)	(1,212)
Dividends declared ($0.12 per share)	—	(1,061)	—	(1,061)
Recognition of the fair value of share-based compensation	901	—	—	901
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Excise tax on repurchase of common stock	(3)	—	—	(3)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, June 30, 2024	$185,175	$217,365	$(30,587)	$371,953

Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net income	—	865	—	865
Other comprehensive income	—	—	450	450
Dividends declared ($0.12 per share)	—	(1,076)	—	(1,076)
Recognition of the fair value of share-based compensation	487	—	—	487
Repurchased shares of common stock (364,691)	(6,774)	—	—	(6,774)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, June 30, 2023	$186,545	$200,973	$(33,186)	$354,332
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2024 and 2023
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2024	184,720	$212,121	$(30,102)	$366,739
Net income	—	5,775	—	5,775
Other comprehensive loss	—	—	(485)	(485)
Dividends declared ($0.06 per share)	—	(531)	—	(531)
Recognition of the fair value of share-based compensation	458	—	—	458
Excise tax on repurchase of common stock	(3)	—	—	(3)
Balance, June 30, 2024	$185,175	$217,365	$(30,587)	$371,953

Balance, April 1, 2023	$189,202	$197,623	$(31,253)	$355,572
Net income	—	3,882	—	3,882
Other comprehensive loss	—	—	(1,933)	(1,933)
Dividends declared ($0.06 per share)	—	(532)	—	(532)
Recognition of the fair value of share-based compensation	115	—	—	115
Repurchased shares of common stock (85,000)	(2,745)			(2,745)
Excise tax on repurchase of common stock	(27)	—	—	(27)
Balance, June 30, 2023	$186,545	$200,973	$(33,186)	$354,332

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$10,956	$865
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,846	2,918
Increase in cash surrender value of bank-owned life insurance	(540)	(498)
Provision for credit losses	6,479	11,113
Share-based compensation expense	901	487
Loans originated for sale	(200,500)	(170,112)
Proceeds from sale of loans	214,291	166,469
Gain on loans sold	(14,828)	(9,400)
Gain on sale of other real estate owned	(31)	—
Decrease in fair value of loans held-for-sale	—	143
Gain on derivatives	1,803	368
Gain on bank-owned life insurance	(149)	—
Loan servicing asset revaluation	1,263	413
Net change in accrued income and other assets	(3,370)	(4,985)
Net change in accrued expenses and other liabilities	(1,305)	(2,625)
Net cash provided by (used in) by operating activities	18,816	(4,844)
Investing Activities
Net loan activity, excluding purchases	(57,851)	(37,490)
Proceeds from sale of other real estate owned	406	—
Maturities and calls of securities available-for-sale	33,701	25,446
Purchase of securities available-for-sale	(50,947)	(14,863)
Maturities and calls of securities held-to-maturity	11,418	11,332
Purchase of securities held-to-maturity	(53,977)	(49,443)
Purchase of premises and equipment	(1,496)	(3,132)
Proceeds from bank-owned life insurance	737	—
Loans purchased	(64,944)	(118,813)
Other investing activities	(10,438)	(2,094)
Net cash used in investing activities	(193,391)	(189,057)
Financing Activities
Net increase in deposits	206,949	410,951
Cash dividends paid	(1,049)	(1,091)
Repurchase of common stock	(283)	(6,774)
Proceeds from advances from Federal Home Loan Bank	320,000	220,000
Repayment of advances from Federal Home Loan Bank	(360,000)	(220,000)
Other, net	(154)	(106)
Net cash provided by financing activities	165,463	402,980
Net (Decrease) Increase in Cash and Cash Equivalents	(9,112)	209,079
Cash and Cash Equivalents, Beginning of Period	405,898	256,552
Cash and Cash Equivalents, End of Period	$396,786	$465,631
Supplemental Disclosures
Cash paid during the period for interest	97,494	72,013
Cash paid during the period for taxes	378	818
Loans transferred to other real estate owned	—	106
Cash dividends declared, paid in subsequent period	520	526
Securities purchased during the period, settled in subsequent period	—	2,632

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other period. The June 30, 2024 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2024 and 2023.

(dollars in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$5,775	$3,882	$10,956	$865
Weighted-average common shares	8,594,315	8,903,213	8,684,093	8,963,308
Basic earnings per common share	$0.67	$0.44	$1.26	$0.10
Diluted earnings per share
Net income	$5,775	$3,882	$10,956	$865
Weighted-average common shares	8,594,315	8,903,213	8,684,093	8,963,308
Dilutive effect of equity compensation	61,900	4,967	65,924	16,954
Weighted-average common and incremental shares	8,656,215	8,908,180	8,750,017	8,980,262
Diluted earnings per common share [1]	$0.67	$0.44	$1.25	$0.10
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were no antidilutive shares for both the three and six months ended June 30, 2024. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 79,313 and 35,033 for the three and six months ended June 30, 2023, respectively.

Note 3:         Securities

The following tables summarize securities AFS and securities HTM as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$88,694	$505	$(1,453)	$87,746
Municipal securities	68,057	31	(3,676)	64,412
Agency mortgage-backed securities - residential [1]	262,758	162	(32,875)	230,045
Agency mortgage-backed securities - commercial	37,986	202	(1,297)	36,891
Private label mortgage-backed securities - residential	26,709	86	(1,164)	25,631
Asset-backed securities	8,383	47	(1)	8,429
Corporate securities	37,070	106	(1,758)	35,418
Total available-for-sale	$529,657	$1,139	$(42,224)	$488,572

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$13,371	$—	$(1,045)	$12,326	$(3)	$13,368
Mortgage-backed securities - residential	213,440	15	(18,118)	195,337	—	213,440
Mortgage-backed securities - commercial	5,738	—	(1,039)	4,699	—	5,738
Corporate securities	38,029	—	(2,961)	35,068	(226)	37,803
Total held-to-maturity	$270,578	$15	$(23,163)	$247,430	$(229)	$270,349

1 Includes $0.3 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of June 30, 2024.

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

Accrued interest receivable on AFS and HTM securities at June 30, 2024 was $2.8 million and $1.3 million, respectively, compared to $2.9 million and $1.2 million, respectively, at December 31, 2023, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At both June 30, 2024 and December 31, 2023, over 95% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

In accordance with the adoption of ASC 326, the Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. As a result, the Company recorded in an initial ACL in retained earnings of $0.3 million on January 1, 2023. The Company reevaluated these securities at June 30, 2024 and determined no additional ACL was necessary.

The carrying value of securities at June 30, 2024 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$10,001	$9,825
One to five years	21,133	21,530
Five to ten years	72,660	70,261
After ten years	90,027	85,960
	193,821	187,576
Agency mortgage-backed securities - residential	262,758	230,045
Agency mortgage-backed securities - commercial	37,986	36,891
Private label mortgage-backed securities - residential	26,709	25,631
Asset-backed securities	8,383	8,429
Total	$529,657	$488,572

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$1,005	$995
One to five years	12,611	12,029
Five to ten years	34,278	31,345
After ten years	3,506	3,025
	51,400	47,394
Agency mortgage-backed securities - residential	213,440	195,337
Agency mortgage-backed securities - commercial	5,738	4,699
Total	$270,578	$247,430

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and six months ended June 30, 2024 and June 30, 2023, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2024 and December 31, 2023 was $603.2 million and $578.9 million, which was approximately 82% and 85%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2024, the Company’s security portfolio consisted of 553 securities, of which 493 were in an unrealized loss position. As of December 31, 2023, the Company’s security portfolio consisted of 512 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$22,285	$(97)	$19,514	$(1,356)	$41,799	$(1,453)
Municipal securities	4,452	(195)	54,022	(3,481)	58,474	(3,676)
Agency mortgage-backed securities- residential	27,981	(137)	181,940	(32,738)	209,921	(32,875)
Agency mortgage-backed securities- commercial	—	—	13,026	(1,297)	13,026	(1,297)
Private label mortgage-backed securities - residential	4,924	(32)	11,387	(1,132)	16,311	(1,164)
Asset-backed securities	1,348	(1)	—	—	1,348	(1)
Corporate securities	4,625	(375)	22,650	(1,383)	27,275	(1,758)
Total	$65,615	$(837)	$302,539	$(41,387)	$368,154	$(42,224)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,934	$(161)	$24,579	$(1,468)	$66,513	$(1,629)
Municipal securities	2,399	(103)	36,193	(1,301)	38,592	(1,404)
Agency mortgage-backed securities - residential	1,089	(5)	194,095	(31,245)	195,184	(31,250)
Agency mortgage-backed securities - commercial	21,561	(50)	14,217	(1,289)	35,778	(1,339)
Private label mortgage-backed securities - residential	3,567	(29)	9,114	(1,078)	12,681	(1,107)
Asset-backed securities	1,654	(7)	—	—	1,654	(7)
Corporate securities	1,680	(365)	24,587	(2,413)	26,267	(2,778)
Total	$73,884	$(720)	$302,785	$(38,794)	$376,669	$(39,514)

The following tables summarize ratings for the Company’s HTM portfolio as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Held-to-Maturity
(in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$213,440	$5,738	$—	$219,178
Aa1/AA+	9,400	—	—	—	9,400
Aa2/AA	2,178	—	—	—	2,178
A1/A+	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
A3/A-	—	—	—	4,504	4,504
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	8,500	8,500
Baa3/BBB-	—	—	—	9,525	9,525
Ba1/BB+	—	—	—	2,000	2,000
Total	$13,371	$213,440	$5,738	$38,029	$270,578

	December 31, 2023
	Held-to-Maturity
(in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$166,750	$5,767	$—	$172,517
Aa1/AA+	9,917	—	—	—	9,917
Aa2/AA	1,538	—	—	—	1,538
A1/A+	1,794	—	—	—	1,794
A2/A	643	—	—	5,000	5,643
A3/A-	—	—	—	4,509	4,509
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	8,500	8,500
Baa3/BBB-	—	—	—	12,528	12,528
Ba1/BB+	—	—	—	2,000	2,000
Total	$13,892	$166,750	$5,767	$41,037	$227,446

Note 4:        Loans

Loan balances as of June 30, 2024 and December 31, 2023 are summarized in the table below. Categories of loans include:

(in thousands)	June 30, 2024	December 31, 2023
Commercial loans
Commercial and industrial	$115,585	$129,349
Owner-occupied commercial real estate	58,089	57,286
Investor commercial real estate	188,409	132,077
Construction	328,922	261,750
Single tenant lease financing	927,462	936,616
Public finance	486,200	521,764
Healthcare finance	202,079	222,793
Small business lending	270,129	218,506
Franchise finance	551,133	525,783
Total commercial loans	3,128,008	3,005,924
Consumer loans
Residential mortgage	382,549	395,648
Home equity	21,405	23,669
Other consumer loans	396,527	377,614
Total consumer loans	800,481	796,931
Total commercial and consumer loans	3,928,489	3,802,855
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	32,657	37,365
Total loans	3,961,146	3,840,220
Allowance for credit losses	(43,405)	(38,774)
Net loans	$3,917,741	$3,801,446

1 Includes carrying value adjustments of $25.6 million and $27.8 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2024 and December 31, 2023, respectively.

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

The following tables present changes in the balance of the ACL during the three and six months ended June 30, 2024 and 2023.

(in thousands)	Three Months Ended June 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,800	$(413)	$—	$2	$1,389
Owner-occupied commercial real estate	769	(208)	—	—	561
Investor commercial real estate	798	374	—	—	1,172
Construction	2,942	198	—	—	3,140
Single tenant lease financing	8,471	(20)	(195)	—	8,256
Public finance	1,336	(594)	—	—	742
Healthcare finance	1,917	(108)	—	—	1,809
Small business lending	8,868	3,633	(573)	65	11,993
Franchise finance	6,166	402	(577)	—	5,991
Residential mortgage	1,945	167	—	—	2,112
Home equity	125	(8)	—	1	118
Other consumer loans	5,754	497	(160)	31	6,122
Total	$40,891	$3,920	$(1,505)	$99	$43,405

(in thousands)	Six Months Ended June 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(800)	$—	$4	$1,389
Owner-occupied commercial real estate	825	(264)	—	—	561
Investor commercial real estate	1,311	(139)	—	—	1,172
Construction	2,167	973	—	—	3,140
Single tenant lease financing	8,129	322	(195)	—	8,256
Public finance	1,372	(630)	—	—	742
Healthcare finance	1,976	(167)	—	—	1,809
Small business lending	6,532	6,218	(862)	105	11,993
Franchise finance	6,363	205	(577)	—	5,991
Residential mortgage	2,054	126	(69)	1	2,112
Home equity	171	(56)	—	3	118
Other consumer loans	5,689	714	(335)	54	6,122
Total	$38,774	$6,502	$(2,038)	$167	$43,405

(in thousands)	Three Months Ended June 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,437	$195	$—	$217	$1,849
Owner-occupied commercial real estate	712	77	—	—	789
Investor commercial real estate	1,276	140	—	—	1,416
Construction	1,551	389	—	—	1,940
Single tenant lease financing	10,273	(303)	—	—	9,970
Public finance	1,570	(61)	—	—	1,509
Healthcare finance	3,695	(1,249)	(25)	—	2,421
Small business lending	2,340	1,599	(1,358)	37	2,618
Franchise finance	4,672	143	(331)	—	4,484
Residential mortgage	2,561	(12)	—	1	2,550
Home equity	254	(32)	—	2	224
Other consumer loans	6,538	(133)	(150)	33	6,288
Total	$36,879	$753	$(1,864)	$290	$36,058

(in thousands)	Six Months Ended June 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$7,005	$(6,965)	$218	$1,849
Owner-occupied commercial real estate	651	62	76	—	—	789
Investor commercial real estate	1,099	(191)	508	—	—	1,416
Construction	2,074	(435)	301	—	—	1,940
Single tenant lease financing	10,519	(346)	(203)	—	—	9,970
Public finance	1,753	(135)	(109)	—	—	1,509
Healthcare finance	2,997	1,034	(1,585)	(25)	—	2,421
Small business lending	2,168	334	1,493	(1,417)	40	2,618
Franchise finance	3,988	(313)	1,140	(331)	—	4,484
Residential mortgage	1,559	406	582	—	3	2,550
Home equity	69	133	19	—	3	224
Other consumer loans	3,149	2,533	899	(383)	90	6,288
Total	$31,737	$2,962	$10,126	$(9,121)	$354	$36,058

Accrued interest receivable on loans totaled $28.1 million and $26.7 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the provision (benefit) for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2024.

(in thousands)	Balance March 31, 2024	Provision (Benefit) for credit losses	Balance June 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$193	$(5)	$188
Construction	3,270	150	3,420
Small business lending	159	(28)	131
Total commercial loans	3,622	117	3,739
Consumer loans
Residential mortgage	5	(2)	3
Home equity	35	(2)	33
Other consumer	11	—	11
Total consumer loans	51	(4)	47
Total allowance for off-balance sheet commitments	$3,673	$113	$3,786

(in thousands)	Balance December 31, 2023	Provision (Benefit) for credit losses	Balance June 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(45)	$188
Owner-occupied commercial real estate	9	(9)	—
Investor commercial real estate	6	(6)	—
Construction	2,889	531	3,420
Healthcare finance	—	—	—
Small business lending	541	(410)	131
Total commercial loans	3,678	61	3,739
Consumer loans
Residential mortgage	11	(8)	3
Home equity	45	(12)	33
Other consumer	11	—	11
Total consumer loans	67	(20)	47
Total allowance for off-balance sheet commitments	$3,745	$41	$3,786

The following table details activity in the provision for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2023.

(in thousands)	Balance March 31, 2023	Provision (Benefit) for credit losses	Balance June 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$149	$39	$188
Owner-occupied commercial real estate	8	—	8
Investor commercial real estate	48	(28)	20
Construction	2,154	743	2,897
Healthcare finance	2	(2)	—
Small business lending	—	242	242
Total commercial loans	2,361	994	3,355
Consumer loans
Residential mortgage	113	(54)	59
Home equity	62	1	63
Other consumer	10	4	14
Total consumer loans	185	(49)	136
Total allowance for off-balance sheet commitments	$2,546	$945	$3,491

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision (Benefit) for credit losses	Balance June 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$78	$188
Owner-occupied commercial real estate	—	—	8	8
Investor commercial real estate	—	9	11	20
Construction	—	2,193	704	2,897
Healthcare finance	—	2	(2)	—
Small business lending	—	—	242	242
Total commercial loans	—	2,314	1,041	3,355
Consumer loans
Residential mortgage	—	127	(68)	59
Home equity	—	52	11	63
Other consumer	—	11	3	14
Total consumer loans	—	190	(54)	136
Total allowance for off-balance sheet commitments	$—	$2,504	$987	$3,491

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$12,036	$17,401	$16,381	$15,318	$2,431	$19,953	$27,711	$—	$111,231
Special Mention	—	—	4,354	—	—	—	—	—	4,354
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	12,036	17,401	20,735	15,318	2,431	19,953	27,711	—	115,585
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	3,254	1,475	10,558	7,779	5,814	16,628	—	—	45,508
Special Mention	—	—	577	905	8,270	1,174	—	—	10,926
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	3,254	1,475	11,135	8,684	14,084	19,457	—	—	58,089
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	52,000	2,894	67,153	24,250	9,737	32,375	—	—	188,409
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	52,000	2,894	67,153	24,250	9,737	32,375	—	—	188,409
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	11,886	77,716	152,610	82,159	2,429	—	2,122	—	328,922
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	11,886	77,716	152,610	82,159	2,429	—	2,122	—	328,922
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	17,736	52,073	220,920	88,674	64,537	464,691	—	—	908,631
Special Mention	1,240	—	2,597	4,368	1,166	9,460	—	—	18,831
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	18,976	52,073	223,517	93,042	65,703	474,151	—	—	927,462
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	5,957	1,788	12,028	28,790	719	434,798	—	—	484,080
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	5,957	1,788	12,028	28,790	719	436,918	—	—	486,200
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	June 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	9,472	114,826	77,099	—	—	201,397
Special Mention	—	—	—	—	—	682	—	—	682
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	9,472	114,826	77,781	—	—	202,079
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending [1]
Pass	56,182	118,343	34,334	13,395	10,817	12,013	10,035	—	255,119
Special Mention	—	2,632	660	390	374	592	199	—	4,847
Substandard	—	3,304	2,958	72	1,483	1,883	463	—	10,163
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	56,182	124,279	37,952	13,857	12,674	14,488	10,697	—	270,129
Year-to-date gross charge-offs	—	218	487	—	72	85	—	—	862
Franchise finance
Pass	52,006	247,634	195,745	54,548	—	—	—	—	549,933
Special Mention	—	—	1,200	—	—	—	—	—	1,200
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	52,006	247,634	196,945	54,548	—	—	—	—	551,133
Year-to-date gross charge-offs	—	281	—	296	—	—	—	—	577
Consumer loans
Residential mortgage
Performing	—	13,973	191,732	87,717	29,250	58,287	—	—	380,959
Nonperforming	—	—	484	332	71	703	—	—	1,590
Total residential mortgage	—	13,973	192,216	88,049	29,321	58,990	—	—	382,549
Year-to-date gross charge-offs	—	—	13	56	—	—	—	—	69
Home equity
Performing	—	1,228	1,898	372	441	600	15,475	1,391	21,405
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	1,228	1,898	372	441	600	15,475	1,391	21,405
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	54,803	106,976	96,992	37,282	23,548	76,067	805	—	396,473
Nonperforming	—	—	7	27	3	17	—	—	54
Total other consumer	54,803	106,976	96,999	37,309	23,551	76,084	805	—	396,527
Gross charge-offs	—	100	90	57	1	87	—	—	335
Total Loans	$267,100	$647,437	$1,013,188	$455,850	$275,916	$1,210,797	$56,810	$1,391	$3,928,489
Total year-to-date gross charge-offs	$—	$599	$590	$409	$73	$367	$—	$—	$2,038
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$24,329	$19,382	$15,464	$2,502	$12,365	$8,703	$41,967	$—	$124,712
Special Mention	—	4,637	—	—	—	—	—	—	4,637
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	24,329	24,019	15,464	2,502	12,365	8,703	41,967	—	129,349
Year-to-date gross charge-offs	—	—	6,914	5	130	—	—	—	7,049
Owner-occupied commercial real estate
Pass	1,492	10,731	7,990	6,591	5,255	12,485	—	—	44,544
Special Mention	—	584	922	8,392	—	1,189	—	—	11,087
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,492	11,315	8,912	14,983	5,255	15,329	—	—	57,286
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Year-to-date gross charge-offs	—	—	—	—	—	591	—	—	591
Construction
Pass	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	52,360	221,964	89,075	65,863	142,023	346,695	—	—	917,980
Special Mention	—	4,362	6,698	3,032	—	4,544	—	—	18,636
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	52,360	226,326	95,773	68,895	142,023	351,239	—	—	936,616
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	3,805	30,583	29,750	719	43,611	411,176	—	—	519,644
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	3,805	30,583	29,750	719	43,611	413,296	—	—	521,764
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	9,955	124,654	63,486	23,484	—	—	221,579
Special Mention	—	—	—	—	1,214	—	—	—	1,214
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	9,955	124,654	64,700	23,484	—	—	222,793
Year-to-date gross charge-offs	—	—	—	—	605	—	—	—	605
Small business lending [1]
Pass	119,149	42,077	15,180	13,948	4,582	9,215	5,388	—	209,539
Special Mention	343	496	—	341	265	698	—	—	2,143
Substandard	1,095	1,854	52	1,777	1,155	417	474	—	6,824
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	120,587	44,427	15,232	16,066	6,002	10,330	5,862	—	218,506
Year-to-date gross charge-offs	67	739	416	1,364	—	—	—	—	2,586
Franchise finance
Pass	256,944	210,617	57,919	—	—	—	—	—	525,480
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	303	—	—	—	—	—	303
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	256,944	210,617	58,222	—	—	—	—	—	525,783
Year-to-date gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Performing	14,942	195,453	91,010	30,092	13,072	48,330	—	—	392,899
Nonperforming	—	738	456	73	—	1,482	—	—	2,749
Total residential mortgage	14,942	196,191	91,466	30,165	13,072	49,812	—	—	395,648
Year-to-date gross charge-offs	—	53	70	—	17	—	—	—	140
Home equity
Performing	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	115,736	106,883	41,598	26,527	27,087	58,902	795	—	377,528
Nonperforming	—	53	—	5	15	13	—	—	86
Total other consumer	115,736	106,936	41,598	26,532	27,102	58,915	795	—	377,614
Year-to-date gross charge-offs	97	115	20	51	56	243	—	—	582
Total Loans	$624,674	$1,040,686	$463,824	$300,968	$362,098	$937,458	$71,369	$1,778	$3,802,855
Total year-to-date gross charge-offs	$164	$1,238	$7,420	$1,420	$808	$834	$—	$—	$11,884
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the Company’s loan portfolio delinquency analysis as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$9	$—	$—	$9	$115,576	$115,585
Owner-occupied commercial real estate	—	—	—	—	58,089	58,089
Investor commercial real estate	—	—	—	—	188,409	188,409
Construction	—	—	—	—	328,922	328,922
Single tenant lease financing	—	—	—	—	927,462	927,462
Public finance	—	—	—	—	486,200	486,200
Healthcare finance	—	—	—	—	202,079	202,079
Small business lending[1]	5,216	1,329	4,995	11,540	258,589	270,129
Franchise finance	4,442	909	555	5,906	545,227	551,133
Residential mortgage	1,182	2,563	673	4,418	378,131	382,549
Home equity	—	—	—	—	21,405	21,405
Other consumer	194	40	38	272	396,255	396,527
Total	$11,043	$4,841	$6,261	$22,145	$3,906,344	$3,928,489
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$40	$21	$—	$61	$129,288	$129,349
Owner-occupied commercial real estate	—	—	—	—	57,286	57,286
Investor commercial real estate	—	—	—	—	132,077	132,077
Construction	—	—	—	—	261,750	261,750
Single tenant lease financing	—	—	—	—	936,616	936,616
Public finance	—	—	—	—	521,764	521,764
Healthcare finance	—	—	—	—	222,793	222,793
Small business lending[1]	2,680	57	2,794	5,531	212,975	218,506
Franchise finance	—	2,923	303	3,226	522,557	525,783
Residential mortgage	70	709	1,663	2,442	393,206	395,648
Home equity	—	—	—	—	23,669	23,669
Other consumer	223	68	53	344	377,270	377,614
Total	$3,013	$3,778	$4,813	$11,604	$3,791,251	$3,802,855
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance. The Company recorded less than $0.1 million interest income recognized on nonaccrual loans for both the six months ended June 30, 2024 and 2023.

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	June 30, 2024			December 31, 2023
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Small business lending[1]	$10,246	$2,865	$2	$6,824	$904	$—
Franchise finance	—	—	555	303	—	—
Residential mortgage	2,117	2,117	—	1,911	1,911	838
Other consumer	54	54	4	86	86	—
Total loans	$12,417	$5,036	$561	$9,124	$2,901	$838
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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$—	$—	$1,654	$1,654	$—
Small business lending[1]	2,003	—	7,332	9,335	5,144
Residential mortgage	—	2,117	—	2,117	—
Other consumer loans	—	—	54	54	—
Total loans	$2,003	$2,117	$9,040	$13,160	$5,144
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$—	$—	$1,654	$1,654	$—
Small business lending[1]	2,875	1,210	2,226	6,311	2,391
Residential mortgage	—	1,911	—	1,911	—
Other consumer loans	—	—	86	86	—
Total loans	$2,875	$3,121	$3,966	$9,962	$2,391
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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

Other Real Estate Owned

The Company had no other real estate owned (“OREO”) as of June 30, 2024. The Company had $0.4 million in other real estate owned (“OREO”) as of December 31, 2023, which consisted of two residential mortgage properties. There were two loans totaling $0.5 million and one loan totaling $0.8 million, in the process of foreclosure at June 30, 2024 and December 31, 2023, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2024 and December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Land	$5,598	$5,598
Construction in process	665	1,119
Right of use leased asset	17	66
Building and improvements	61,971	60,699
Furniture and equipment	21,403	20,836
Less: accumulated depreciation	(17,138)	(14,855)
Total	$72,516	$73,463

Note 6:        Goodwill

As of June 30, 2024 and December 31, 2023, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2024 or June 30, 2023. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2023. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 2024 and 2023 are shown in the table below.

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$11,760	$7,312
Additions:
Originated	2,078	1,298
Subtractions
Paydowns:	(797)	(528)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(32)	170
Loan servicing asset revaluation	$(829)	$(358)
Balance, end of period	$13,009	$8,252

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$10,567	$6,255
Additions:
Originated	3,705	2,410
Subtractions
Paydowns:	(1,408)	(867)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	145	454
Loan servicing asset revaluation	$(1,263)	$(413)
Balance, end of period	$13,009	$8,252

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2024 and December 31, 2023 are shown in the table below.

(in thousands)	June 30, 2024	December 31, 2023
Loan portfolios serviced for:
SBA guaranteed loans	$676,497	$531,927
Total	$676,497	$531,927

Loan servicing revenue totaled $1.5 million and $2.8 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2023, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.8 million and $1.3 million downward valuation for the three and six months ended June 30, 2024, respectively, and a $0.4 million downward valuation for both the three and six months ended June 30, 2023.

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

Note 8:        Subordinated Debt

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes bear interest at a floating rate equal to three-month Term SOFR plus 4.376%. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after June 30, 2024. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(783)	$37,000	$(862)
2030 Notes	10,000	(149)	10,000	(160)
2031 Notes	60,000	(1,075)	60,000	(1,140)
Total	$107,000	$(2,007)	$107,000	$(2,162)

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

Award Activity Under 2022 Plan

The Company recorded $0.4 million and $0.7 million of share-based compensation expense for the three and six months ended June 30, 2024, respectively, related to stock-based awards under the 2022 Plan. The Company recorded less than $0.1 million of share-based compensation expense for both the three and six months ended June 30, 2023, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the six months ended June 30, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	72,354	$24.61	30,030	$11.18	—	$—
Granted	75,222	24.13	12,040	31.46	—	—
Vested	(14,294)	24.52	(30,030)	11.18	—	—
Unvested at June 30, 2024	133,282	$24.35	12,040	$31.46	—	$—

At June 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.8 million with a weighted-average expense recognition period of 2.0 years.

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

Award Activity Under 2013 Plan

The Company recorded $0.1 million and $0.2 million of share-based compensation expense for the three and six months ended June 30, 2024, respectively, related to stock-based awards under the 2013 Plan. The Company recorded less than $0.1 million and $0.5 million of share-based compensation expense for the three and six months ended June 30, 2023, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the six months ended June 30, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	53,985	$39.86	—	$—	—	$—
Cancelled/Forfeited	(22,685)	30.45	—	—	—	—
Vested	(8,089)	46.64	—	—	—	—
Unvested at June 30, 2024	23,211	$46.69	—	$—	—	$—

At June 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $0.2 million with a weighted-average expense recognition period of 0.6 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2024.

Deferred Stock Rights
Outstanding, beginning of period	28,538
Granted	142
Outstanding, end of period	28,680

All deferred stock rights granted during the 2024 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2024 and December 31, 2023, the Company had outstanding loan commitments totaling approximately $715.0 million and $755.4 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of June 30, 2024 or December 31, 2023.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2024 or December 31, 2023.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

		June 30, 2024 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$87,746	$—	$87,746	$—
Municipal securities	64,412	—	64,412	—
Agency mortgage-backed securities - residential	230,045	—	230,045	—
Agency mortgage-backed securities - commercial	36,891	—	36,891	—
Private label mortgage-backed securities - residential	25,631	—	25,631	—
Asset-backed securities	8,429	—	8,429	—
Corporate securities	35,418	—	35,418	—
Total available-for-sale securities	$488,572	$—	$488,572	$—
Servicing asset	13,009	—	—	13,009
Interest rate swap agreements	4,681	—	4,681	—
Interest rate swap agreements - assets (back-to-back)	12	—	12	—
Interest rate swap agreements - liabilities (back-to-back)	(12)	—	(12)	—

		December 31, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$95,177	$—	$95,177	$—
Municipal securities	68,446	—	68,446	—
Agency mortgage-backed securities - residential	206,649	—	206,649	—
Agency mortgage-backed securities - commercial	38,885	—	38,885	—
Private label mortgage-backed securities - residential	20,779	—	20,779	—
Asset-backed securities	8,081	—	8,081	—
Corporate securities	36,838	—	36,838	—
Total available-for-sale securities	$474,855	$—	$474,855	$—
Servicing asset	10,567	—	—	10,567
Interest rate swap agreements	5,139	—	5,139	—
Interest rate swap agreements - assets (back-to-back)	677	—	677	—
Interest rate swap agreements - liabilities (back-to-back)	(677)	—	(677)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance as of April 1, 2024	$11,760	$—
Total realized gains
Additions:
Originated	2,078	—
Subtractions:
Paydowns	(797)	—
Change in fair value	(32)	—
Balance, June 30, 2024	$13,009	$—

Balance as of April 1, 2023	$7,312	$—
Total realized gains
Additions:
Originated	1,298	—
Subtractions:
Paydowns	(528)	—
Change in fair value	170	—
Balance, June 30, 2023	$8,252	$—

	Six Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2024	$10,567	$—
Total realized gains
Additions:
Originated	3,705	—
Subtractions:		—
Paydowns	(1,408)	—
Change in fair value	145	—
Balance, June 30, 2024	$13,009	$—

Balance, January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated	2,410	—
Subtractions:
Paydowns	(867)	—
Change in fair value	454	(133)
Balance, June 30, 2023	$8,252	$—

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2024 and December 31, 2023.

		June 30, 2024
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,528	$—	$—	$2,528

		December 31, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,799	$—	$—	$2,799
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,528	Fair value of collateral	Discount for type of property and current market conditions	0%- 90%	25%
Servicing asset	13,009	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.7% 15%

(dollars in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,799	Fair value of collateral	Discount for type of property and current market conditions	0% - 90%	28%
Servicing asset	10,567	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2024 or December 31, 2023.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2024 and December 31, 2023.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	June 30, 2024 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$396,786	$396,786	$396,786	$—	$—
Securities held-to-maturity, net	270,349	247,430	—	247,430	—
Loans held-for-sale (best efforts pricing agreements)	19,384	19,384	—	19,384	—
Net loans	3,917,741	3,751,788	—	—	3,751,788
Accrued interest receivable	28,118	28,118	28,118	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,273,922	4,255,761	1,851,395	—	2,404,366
Advances from Federal Home Loan Bank	575,000	565,906	—	565,906	—
Subordinated debt	104,993	106,578	36,526	70,052	—
Accrued interest payable	3,419	3,419	3,419	—	—

	December 31, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$405,898	$405,898	$405,898	$—	$—
Securities held-to-maturity	227,153	207,572	—	207,572	—
Loans held-for-sale (best efforts pricing agreements)	22,052	22,052	—	22,052	—
Net loans	3,801,446	3,611,909	—	—	3,611,909
Accrued interest receivable	26,746	26,746	26,746	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,066,973	4,059,447	1,796,123	—	2,263,324
Advances from Federal Home Loan Bank	614,934	605,366	—	605,366	—
Subordinated debt	104,838	102,632	32,560	70,072	—
Accrued interest payable	3,848	3,848	3,848	—	—

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

During both the three and six months ended June 30, 2024, the Company had no mortgage loans held-for-sale or sold mortgage loans into the secondary market. During the three months ended June 30, 2023, the Company had no mortgage loans held-for-sale and sold $3.1 million of mortgage loans into the secondary market. During the six months ended June 30, 2023, the Company originated $36.3 million of mortgage loans held-for-sale and sold $46.5 million of mortgage loans, respectively, into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table presents the components of income from mortgage banking activities for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain on loans sold	$—	$—	$—	$471
Loss resulting from the change in fair value of loans held-for-sale	—	—	—	(143)
Loss resulting from the change in fair value of derivatives	—	—	—	(252)
Net revenue from mortgage banking activities	$—	$—	$—	$76

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2024 and December 31, 2023.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Securities available-for-sale [1]	$68,064	$69,504	$(549)	$(1,143)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both June 30, 2024 and December 31, 2023.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at June 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) June 30, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.3	$556	3-month SOFR	2.33%
Total swap portfolio at June 30, 2024	$50,000	0.3	$556	3-month SOFR	2.33%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.8	$1,153	3-month SOFR	2.33%
Total swap portfolio at December 31, 2023	$50,000	0.8	$1,153	3-month SOFR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and six months ended June 30, 2024 and 2023, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 10.0 years as of June 30, 2024. The Company had amortization expense totaling $1.2 million and $2.2 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30 2023, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at June 30, 2024 and December 31, 2023.

(dollars in thousands) June 30, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	2.6	$4,623	3-month SOFR	2.88%
Interest rate swaps	20,000	0.0	3	Fed Funds Effective	2.78%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.1	$3,596	3-month SOFR	2.88%
Interest rate swaps	40,000	0.4	390	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $5.5 million and $5.2 million of cash collateral from counterparties as security for their obligations related to these swap transactions at June 30, 2024 and December 31, 2023. The Company had no pledged cash collateral as of June 30, 2024 and December 31, 2023 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$556	$50,000	$1,153
Interest rate swaps associated with liabilities	130,000	4,626	150,000	3,986
Derivatives not designated as hedging instruments
Back-to-back swaps	12,325	12	1,778	677
Total contracts	$192,325	$5,194	$201,778	$5,816
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$12,325	$(12)	$1,778	$(677)
Total contracts	$12,325	$(12)	$1,778	$(677)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2024 and 2023.

	Amount of (Loss) Gain Recognized in Other Comprehensive Income in The Three Months Ended		Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) in The Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate swap agreements	$(262)	$2,094	$640	$(76)

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023.

	Amount of Gain / (Loss) Recognized in the Three Months Ended		Amount of Gain / (Loss) Recognized in the Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$—	$(133)
Forward contracts	—	—	—	(119)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and six months ended June 30, 2024 and 2023.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income
Securities - non-taxable	$415	$354	$829	$648
Total interest income	415	354	829	648
Interest expense
Deposits	(169)	(539)	(424)	(957)
Other borrowed funds	(760)	(595)	(1,522)	(1,117)
Total interest expense	(929)	(1,134)	(1,946)	(2,074)
Net interest income	$1,344	$1,488	$2,775	$2,722

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the six months ended June 30, 2024 and 2023, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,625)	—	640	(1,985)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	422	—	422
Other comprehensive (loss) gain before tax	(2,625)	422	640	(1,563)
Income tax (benefit) provision	(601)	103	147	(351)
Other comprehensive (loss) gain - net of tax	(2,024)	319	493	(1,212)
Balance, June 30, 2024	$(32,198)	$(2,620)	$4,231	$(30,587)

Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	302	—	(76)	226
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	364	—	364
Other comprehensive gain (loss) before tax	302	364	(76)	590
Income tax provision (benefit)	63	95	(18)	140
Other comprehensive income (loss) - net of tax	239	269	(58)	450
Balance, June 30, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2024 and 2023, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, April 1, 2024	$(31,773)	$(2,762)	$4,433	$(30,102)
Other comprehensive loss before reclassifications from accumulated other comprehensive loss before tax	(551)	—	(262)	(813)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	188		188
Other comprehensive (loss) gain before tax	(551)	188	(262)	(625)
Income tax (benefit) provision	(126)	46	(60)	(140)
Other comprehensive (loss) income - net of tax	(425)	142	(202)	(485)
Balance, June 30, 2024	$(32,198)	$(2,620)	$4,231	$(30,587)

Balance, April 1, 2023	$(31,889)	$(3,407)	$4,043	$(31,253)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(4,810)	—	2,094	(2,716)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	206	—	206
Other comprehensive (loss) gain before tax	(4,810)	206	2,094	(2,510)
Income tax (benefit) provision	(1,107)	49	481	(577)
Other comprehensive (loss) income - net of tax	(3,703)	157	1,613	(1,933)
Balance, June 30, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Operations
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(188)	(206)	$(422)	$(364)	Interest income (loss)
Total amount reclassified before tax	(188)	(206)	(422)	(364)	Income (loss) before income taxes
Tax benefit	(46)	(49)	(103)	(95)	Income tax provision (benefit)
Total reclassifications from accumulated other comprehensive loss	$(142)	$(157)	$(319)	$(269)	Net income

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

Overview

    First Internet Bancorp is a bank holding company headquartered in Fishers, Indiana that conducts its primary business activities through its wholly-owned subsidiary, First Internet Bank of Indiana (the “Bank”), an Indiana chartered bank. The Bank was the first state-chartered, Federal Deposit Insurance Corporation (“FDIC”) insured Internet bank and commenced banking operations in 1999. First Internet Bancorp was incorporated under the laws of the State of Indiana on September 15, 2005. On March 21, 2006, we consummated a plan of exchange by which we acquired all of the outstanding shares of the Bank.

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

Our commercial banking products and services are delivered through a relationship banking model or through strategic partnerships and include commercial and industrial (“C&I”), construction and investor commercial real estate, single tenant lease financing, public finance, healthcare finance, small business lending, franchise finance and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We offer construction and investor commercial real estate loans, as well as single tenant lease financing, on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our healthcare finance team was established in conjunction with our strategic partnership with Provide, Inc. (formerly known as Lendeavor, Inc.), a San Francisco-based technology-enabled lender to healthcare practices, which provided lending on a nationwide basis for healthcare practice finance or acquisition, acquisition or refinancing of owner-occupied commercial real estate and equipment purchases. In the third quarter 2021, Provide was acquired by a super-regional financial institution. Subsequent to Provide being acquired, the acquiring institution has retained most, if not all, of Provide’s loan origination activity and our healthcare finance loan balances have declined. Our franchise finance business was established in July 2021 in conjunction with our business relationship with ApplePie Capital, a company that specializes in providing financing to franchisees in various industry segments across the United States. Our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing $223.8 million in SBA 7(a) loans during the six months ended June 30, 2024, and currently rank as the 6th largest SBA 7(a) lenders for the SBA’s year-to-date 2024 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

We also offer payment, deposit, card and lending products and services through partnerships with financial technology companies and platforms (“fintechs”). With the rapid evolution of technology that enables small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire deposits and pursue additional asset generation capabilities.

As of June 30, 2024, the Company had consolidated assets of $5.3 billion, consolidated deposits of $4.3 billion and stockholders’ equity of $372.0 million.

Results of Operations

During the second quarter 2024, net income was $5.8 million, or $0.67 diluted earnings per share, compared to a net income of $3.9 million, or $0.44 diluted earnings per share, during the second quarter 2023, representing an increase in net income of $1.9 million and an increase in diluted earnings per share of $0.23. During the six months ended June 30, 2024, net income was $11.0 million, or $1.25 diluted earnings per share, compared to the six months ended June 30, 2023 net income of $0.9 million, or $0.10 per diluted share, resulting in an increase in net income of $10.1 million and an increase in diluted earnings per share of $1.15.

The $1.9 million increase in net income for the second quarter 2024 compared to the second quarter 2023 was due primarily to a $5.2 million, or 87.9%, increase in noninterest income and a $3.2 million, or 17.5%, increase in net interest income, partially offset by increases of $3.7 million, or 19.6%, in noninterest expense, $2.3 million, or 137.4%, in the provision for credit losses and $0.5 million in income tax expense.

The $10.1 million increase in net income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to an $8.1 million, or 71.2%, increase in noninterest income, a $4.3 million, or 11.5%, increase in net interest income and a $4.6 million, or 41.7%, decrease in provision for credit losses, partially offset by increases of $3.7 million, or 9.4%, in noninterest expense and $3.2 million in income tax expense.

During the second quarter 2024, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.44%, 6.28%, and 6.36%, respectively, compared to 0.32%, 4.35%, and 4.40%, respectively, for the second quarter 2023. During the six months ended June 30, 2024, ROAA, ROAE and ROATCE were 0.42%, 5.96%, and 6.04%, respectively, compared to 0.04%, 0.48%, and 0.49%, respectively, for the six months ended June 30, 2023.

During the second quarter 2024, the Company recognized $0.5 million in IT termination fees and $0.1 million in anniversary expenses. Excluding these items, adjusted net income for the second quarter 2024 was $6.2 million and adjusted diluted earnings per share was $0.72. Additionally, for the second quarter 2024, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.48%, 6.77% and 6.85%, respectively.

During the six months ended June 30, 2024, the Company recognized $0.5 million in IT termination fees and $0.1 million in anniversary expenses. Excluding these items, adjusted net income for the six months ended June 30, 2024 was $11.4 million and adjusted diluted earnings per share was $1.30. Additionally, for the six months ended June 30, 2024, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.43%, 6.20% and 6.29%, respectively.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the six months ended June 30, 2023. The Company also recognized $0.1 million of mortgage banking revenue during the six months ended June 30, 2023.

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

Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the six months ended June 30, 2023 was $8.7 million and adjusted diluted earnings per share was $0.97. Additionally, for the six months ended June 30, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.37%, 4.85% and 4.92%, respectively

Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,936,723	$57,094	5.83%	$3,892,589	$55,435	5.73%	$3,656,146	$46,906	5.15%
Securities - taxable	670,502	6,476	3.88%	627,216	5,694	3.65%	531,040	3,835	2.90%
Securities - non-taxable	74,035	970	5.27%	76,293	969	5.11%	73,142	860	4.72%
Other earning assets	469,045	6,421	5.51%	434,118	6,067	5.62%	511,295	6,521	5.12%
Total interest-earning assets	5,150,305	70,961	5.54%	5,030,216	68,165	5.45%	4,771,623	58,122	4.89%

Allowance for credit losses - loans	(41,362)			(38,611)			(36,671)
Noninterest-earning assets	223,833			216,331			192,760
Total assets	$5,332,776			$5,207,936			$4,927,712

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$474,124	$2,567	2.18%	$415,106	$2,091	2.03%	$359,969	$1,509	1.68%
Savings accounts	22,987	48	0.84%	22,521	48	0.86%	29,915	64	0.86%
Money market accounts	1,243,011	13,075	4.23%	1,217,966	12,671	4.18%	1,274,453	12,314	3.88%
BaaS - brokered deposits	119,662	1,299	4.37%	85,366	931	4.39%	22,918	230	4.03%
Certificates and brokered deposits	2,313,192	27,506	4.78%	2,246,050	26,388	4.73%	2,025,831	20,559	4.07%
Total interest-bearing deposits	4,172,976	44,495	4.29%	3,987,009	42,129	4.25%	3,713,086	34,676	3.75%
Other borrowed funds	652,176	5,139	3.17%	716,735	5,302	2.98%	719,577	5,301	2.95%
Total interest-bearing liabilities	4,825,152	49,634	4.14%	4,703,744	47,431	4.06%	4,432,663	39,977	3.62%
Noninterest-bearing deposits	116,939			113,341			117,496
Other noninterest-bearing liabilities	20,860			21,480			19,241
Total liabilities	4,962,951			4,838,565			4,569,400

Shareholders’ equity	369,825			369,371			358,312
Total liabilities and shareholders’ equity	$5,332,776			$5,207,936			$4,927,712

Net interest income		$21,327			$20,734			$18,145

Interest rate spread [1]			1.40%			1.39%			1.27%
Net interest margin [2]			1.67%			1.66%			1.53%
Net interest margin - FTE [3]			1.76%			1.75%			1.64%
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

	Six Months Ended
	June 30, 2024			June 30, 2023
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,914,656	$112,529	5.78%	$3,619,883	$90,749	5.06%
Securities - taxable	648,860	12,170	3.77%	521,533	7,441	2.88%
Securities - non-taxable	75,163	1,939	5.19%	73,244	1,658	4.56%
Other earning assets	451,582	12,488	5.56%	421,793	10,307	4.93%
Total interest-earning assets	5,090,261	139,126	5.50%	4,636,453	110,155	4.79%

Allowance for credit losses - loans	(39,986)			(35,877)
Noninterest-earning assets	220,081			187,633
Total assets	$5,270,356			$4,788,209

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$444,615	$4,658	2.11%	$346,878	$2,409	1.40%
Savings accounts	22,754	96	0.85%	34,175	145	0.86%
Money market accounts	1,230,488	25,746	4.21%	1,325,741	24,614	3.74%
BaaS - brokered deposits	102,514	2,230	4.37%	18,852	368	3.94%
Certificates and brokered deposits	2,279,621	53,894	4.75%	1,837,713	34,410	3.78%
Total interest-bearing deposits	4,079,992	86,624	4.27%	3,563,359	61,946	3.51%
Other borrowed funds	684,456	10,441	3.07%	719,538	10,490	2.94%
Total interest-bearing liabilities	4,764,448	97,065	4.10%	4,282,897	72,436	3.41%
Noninterest-bearing deposits	115,140			126,194
Other noninterest-bearing liabilities	21,170			18,339
Total liabilities	4,900,758			4,427,430

Shareholders’ equity	369,598			360,779
Total liabilities and shareholders’ equity	$5,270,356			$4,788,209

Net interest income		$42,061			$37,719

Interest rate spread [1]			1.40%			1.38%
Net interest margin [2]			1.67%			1.64%
Net interest margin - FTE [3]			1.76%			1.76%

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

	Three Months Ended June 30, 2024 vs. March 31, 2024 Due to Changes in			Three Months Ended June 30, 2024 vs. June 30, 2023 Due to Changes in			Six Months Ended June 30, 2024 vs. June 30, 2023 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$653	$1,006	$1,659	$3,745	$6,443	$10,188	$7,928	$13,852	$21,780
Securities – taxable	409	373	782	1,155	1,486	2,641	2,087	2,642	4,729
Securities – non-taxable	(118)	119	1	10	100	110	45	236	281
Other earning assets	1,053	(699)	354	(2,127)	2,027	(100)	777	1,404	2,181
Total	1,997	799	2,796	2,783	10,056	12,839	10,837	18,134	28,971

Interest expense
Interest-bearing deposits	1,969	397	2,366	4,540	5,279	9,819	9,897	14,781	24,678
Other borrowed funds	(1,690)	1,527	(163)	(1,853)	1,691	(162)	(1,006)	957	(49)
Total	279	1,924	2,203	2,687	6,970	9,657	8,891	15,738	24,629

Increase in net interest income	$1,718	$(1,125)	$593	$96	$3,086	$3,182	$1,946	$2,396	$4,342

Net interest income for the second quarter 2024 was $21.3 million, an increase of $3.2 million, or 17.5%, compared to $18.1 million for the second quarter 2023. The increase in net interest income was the result of a $12.8 million, or 22.1%, increase in total interest income to $71.0 million for the second quarter 2024 from $58.1 million for the second quarter 2023, partially offset by a $9.7 million, or 24.2%, increase in total interest expense to $49.6 million for the second quarter 2024 from $40.0 million for the second quarter 2023.

Net interest income for the six months ended June 30, 2024 was $42.1 million, an increase of $4.3 million, or 11.5%, compared to $37.7 million for the six months ended June 30, 2023. The increase in net interest income was the result of a $29.0 million, or 26.3%, increase in total interest income to $139.1 million for the six months ended June 30, 2024 from $110.2 million for the six months ended June 30, 2023. The increase in total interest income was partially offset by a $24.6 million, or 34.0%, increase in total interest expense to $97.1 million for the six months ended June 30, 2024 from $72.4 million for the six months ended June 30, 2023.

The increase in total interest income for the second quarter 2024 compared to second quarter 2023 was due primarily to an increase in interest earned on loans, resulting from an increase of 68 bps in the yield on loans, including loans held-for-sale, as well as an increase of $280.6 million, or 7.7%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $140.4 million, or 23.2%, and the yield earned on the securities portfolio increased 90 bps for the second quarter 2024 compared to the second quarter 2023. The increase in the yields earned on loans and securities was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earning assets. As a result of the higher interest rate environment, the yield on funded portfolio loan originations was 8.88% for the second quarter 2024, an increase of 46 bps compared to the second quarter 2023.

The increase in total interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to an increase in interest earned on loans resulting from an increase of 72 bps in the yield on loans, including loans held-for-sale, as well as an increase of $294.8 million, or 8.1%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $129.2 million, or 21.7%, and the yield earned on the securities portfolio increased 152 bps for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Furthermore, the yield on other earning assets increased 63 bps and the average balance of other earning assets increased $30.0 million, or 7.1%. The increase in the yield earned on loans, securities and other earning assets was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earning assets. The yield on funded portfolio loan originations was 8.76% for the six months ended June 30, 2024, an increase of 76 bps compared to the six months ended June 30, 2023.

The increase in total interest expense for the second quarter 2024 compared to the second quarter 2023 was due primarily to increases of $6.9 million, or 33.8%, in interest expense associated with certificates and brokered deposits, $1.1 million, or 464.8%, in interest expense associated with BaaS - brokered deposits and $1.1 million, or 70.1%, in interest expense associated with interest-bearing demand deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 71 bps in the cost of these deposits, as well as an increase of $287.4 million, or 14.2%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost balances throughout 2023 and 2024. The increase in interest expense related to BaaS - brokered deposits was driven by an increase of 34 bps in the cost of these deposits, as well as an increase of $96.7 million, or 422.1%, in the average balance of these deposits. The increase in interest expense related to interest-bearing demand deposits was driven by an increase of 50 bps in the cost of these deposits, as well as an increase of $114.2 million, or 31.7%, in the average balance of these deposits. The increase in the cost of funds reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

The increase in total interest expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due primarily to increases of $19.5 million, or 56.6%, in interest expense associated with certificates and brokered deposits, $2.2 million, or 93.4%, in interest expense associated with interest-bearing demand deposits, $1.9 million, or 506.0%, in interest expense associated with BaaS - brokered deposits, and $1.1 million, or 4.6%, in interest expense associated with money market accounts. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 97 bps in the cost of these deposits, as well as an increase of $441.9 million, or 24.1%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2024. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 71 bp increase in the cost of these deposits, as well as an increase of $97.7 million, or 28.2%, in the average balance of these deposits. The increase in interest expense related to BaaS - brokered deposits was driven primarily by an increase of 43 bps in the cost of these deposits, as well as an increase of $83.7 million, or 443.8%, in the average balance of these deposits. The increase in interest expense related to money market accounts was driven primarily by an increase of 47 bps in the cost of these deposits, partially offset by a decrease of $95.3 million, or 7.2%, in the average balance of these deposits. The increase in the cost of funds reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

Overall, the cost of total interest-bearing liabilities for the second quarter 2024 increased 52 bps to 4.14% from 3.62% for the second quarter 2023. The cost of total interest-bearing liabilities for the six months ended June 30, 2024 increased 69 bps to 4.10% from 3.41% for the six months ended June 30, 2023. The increase in the cost of funds for the three and six months ended June 30, 2024 reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

Net interest margin (“NIM”) was 1.67% for the second quarter 2024 compared to 1.53% for the second quarter 2023, an increase of 14 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.76% for the second quarter 2024 compared to 1.64% for the second quarter 2023, an increase of 12 bps. NIM was 1.67% for the six months ended June 30, 2024 compared to
1.64% for the six months ended June 30, 2023, an increase of 3 bps. FTE NIM was 1.76% for both the six months ended June 30, 2024 and 2023.

The increase in the second quarter 2024 NIM and FTE NIM compared to the second quarter 2023 reflects the increase in earning asset yields noted above outpacing the increase in the cost of interest-bearing liabilities. The increase in NIM and stability in FTE NIM for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects the decelerating pace of increase in the cost of interest-bearing deposits and the Company’s focus on shifting the loan composition towards variable rate and higher-yielding products.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the six months ended June 30, 2024 and 2023.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Service charges and fees	$246	$220	$216	$208	$218	$466	$427
Loan servicing revenue	1,470	1,323	1,134	1,064	850	2,793	1,635
Loan servicing asset revaluation	(829)	(434)	(793)	(257)	(358)	(1,263)	(413)
Mortgage banking activities	—	—	—	—	—	—	76
Gain on sale of loans	8,292	6,536	6,028	5,569	4,868	14,828	8,929
Other	1,854	702	816	823	293	2,556	663
Total noninterest income	$11,033	$8,347	$7,401	$7,407	$5,871	$19,380	$11,317

During the second quarter 2024, noninterest income was $11.0 million, representing an increase of $5.2 million, or 87.9%, compared to $5.9 million for the second quarter 2023. The increase in noninterest income was due primarily to increases in gain on sale of loans and other income. The increase of $3.4 million, or 70.3%, in gain on sale of loans was due primarily to an increase in U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales. The increase of $1.6 million, or 532.8%, in other income is due primarily to distributions from fund investments.

During the six months ended June 30, 2024, noninterest income was $19.4 million, an increase of $8.1 million, or 71.2%, compared to $11.3 million for the six month ended June 30, 2023. The increase in noninterest income was due primarily to increases in gain on sale of loans, other income and net loan servicing revenue. The increase of $5.9 million, or 66.1%, in gain on sale of loans was due primarily to an increase in SBA 7(a) guaranteed loan sales. The increase of $1.9 million, or 285.5%, in other income is due primarily to distributions from fund investments. The increase in loan servicing revenue was due primarily to growth in the balance of the Company’s SBA 7 (a) servicing portfolio.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the six months ended June 30, 2024 and 2023.

	Three Months Ended					Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and employee benefits	$12,462	$11,796	$11,055	$11,767	$10,706	$24,258	$22,500
Marketing, advertising and promotion	609	736	518	500	705	1,345	1,549
Consulting and professional services	1,022	853	893	552	711	1,875	1,637
Data processing	606	564	493	701	520	1,170	1,179
Loan expenses	1,597	1,445	1,371	1,336	1,072	3,042	3,049
Premises and equipment	3,154	2,826	2,846	2,315	2,661	5,980	5,438
Deposit insurance premium	1,172	1,145	1,334	1,067	936	2,317	1,479
Other	1,714	1,658	1,546	1,518	1,359	3,372	2,793
Total noninterest expense	$22,336	$21,023	$20,056	$19,756	$18,670	$43,359	$39,624

Noninterest expense for the second quarter 2024 was $22.3 million, compared to $18.7 million for the second quarter 2023. The increase of $3.7 million, or 19.6%, was due primarily to increases of $1.8 million in salaries and employee benefits, $0.5 million in loan expenses, $0.5 million in premises and equipment, $0.4 million in other expenses and $0.3 million in consulting and professional fees. The increase in salaries and employee benefits was due primarily to continued staffing growth and higher incentive compensation in small business lending, as well as non-recurring anniversary expenses. The increase in loan expenses was due primarily to higher third-party loan servicing fees and other miscellaneous lending costs. The increase in premises and equipment was due primarily to non-recurring IT termination fees. The increase in other expenses was due to various expenses, none of which were individually significant. The increase in consulting and professional fees was due primarily to increased consulting and audit fees.

Noninterest expense for the six months ended June 30, 2024 was $43.4 million, compared to $39.6 million for the six months ended June 30, 2023. The increase of $3.7 million, or 9.4%, was due primarily to increases of $1.8 million in salaries and employee benefits, $0.8 million in deposit insurance premiums, $0.6 million in other expenses and $0.5 million in premises and equipment. In the first quarter 2023, the Company incurred $2.2 million in severance costs as a result of its decision to exit the mortgage business. In the second quarter 2024, the Company incurred $0.1 million in non-recurring anniversary expenses. Excluding these costs, salaries and employee benefits increased $3.8 million, or 18.7%. The increase in salaries and employee benefits was due primarily to continued staffing growth and higher incentive compensation in small business lending, as well as higher incentive compensation accruals based on the increase in net income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in deposit insurance premium was due primarily to year-over-year asset growth and changes in the composition of the loan and deposit portfolios. The increase in other expenses is primarily due to various expenses, none of which were individually significant. The increase in premises and equipment was due primarily to non-recurring IT termination fees.

The Company recorded an income provision tax provision of $0.2 million and an effective tax rate of 3.6% for the second quarter 2024, compared to an income tax benefit of $0.2 million for the second quarter 2023. The Company recorded an income tax provision of $0.6 million and an effective tax rate of 5.6% for the six months ended June 30, 2024, compared to an income tax benefit of $2.6 million for the six months ended June 30, 2023. The income tax benefits recognized during 2023 reflect the benefit of tax exempt income relative to stated pre-tax income, as well as the impact on pre-tax income from mortgage exit costs and the partial charge-off of a commercial and industrial participation loan during the six months ended June 30, 2023.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023		June 30, 2023
Total assets	$5,343,302	$5,340,667	$5,167,572	$5,169,023		$4,947,049
Loans	3,961,146	3,909,804	3,840,220	3,735,068		3,646,832
Total securities	758,921	718,169	702,008	682,755	—	609,999
Loans held-for-sale	19,384	22,589	22,052	31,669		32,001
Noninterest-bearing deposits	126,438	130,760	123,464	125,265		119,291
Interest-bearing deposits	4,147,484	4,143,008	3,943,509	3,958,280		3,735,017
Total deposits	4,273,922	4,273,768	4,066,973	4,083,545		3,854,308
Advances from Federal Home Loan Bank	575,000	574,936	614,934	614,933		614,931
Total shareholders’ equity	371,953	366,739	362,795	347,744		354,332

Total assets increased $175.7 million, or 3.4%, to $5.3 billion at June 30, 2024 compared to $5.2 billion at December 31, 2023. The increase was due primarily to increases in loans and securities, driven by growth in deposit balances of $206.9 million, or 5.1%.

As of June 30, 2024, total shareholders’ equity was $372.0 million, an increase of $9.2 million, or 2.5%, compared to December 31, 2023. The increase in shareholders’ equity was due primarily to the net income earned during the six months ended June 30, 2024, partially offset by a modest increase in accumulated other comprehensive loss. Tangible common equity totaled $367.3 million as of June 30, 2024, representing an increase of $9.2 million, or 2.6%, compared to December 31, 2023. The ratio of total shareholders’ equity to total assets decreased to 6.96% as of June 30, 2024 from 7.02% as of December 31, 2023, and the ratio of tangible common equity to tangible assets decreased to 6.88% as of June 30, 2024 from 6.94% as of December 31, 2023.

Book value per common share increased 2.2% to $42.91 as of June 30, 2024 from $41.97 as of December 31, 2023. Tangible book value per share increased 2.3% to $42.37 as of June 30, 2024 from $41.43 as of December 31, 2023. The increase in both book value per common share and tangible book value per share was driven primarily by the increases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023
Commercial loans
Commercial and industrial	$115,585	2.9%	$133,897	3.4%	$129,349	3.4%	$114,265	3.1%	$112,423	3.1%
Owner-occupied commercial real estate	58,089	1.5%	57,787	1.5%	57,286	1.5%	58,486	1.6%	59,564	1.6%
Investor commercial real estate	188,409	4.8%	128,276	3.3%	132,077	3.4%	129,831	3.5%	137,504	3.8%
Construction	328,922	8.3%	325,597	8.3%	261,750	6.8%	252,105	6.7%	192,453	5.3%
Single tenant lease financing	927,462	23.4%	941,597	24.1%	936,616	24.4%	933,873	25.0%	947,466	25.9%
Public finance	486,200	12.3%	498,262	12.7%	521,764	13.6%	535,960	14.3%	575,541	15.8%
Healthcare finance	202,079	5.1%	213,332	5.5%	222,793	5.8%	235,622	6.3%	245,072	6.7%
Small business lending	270,129	6.8%	239,263	6.1%	218,506	5.7%	192,996	5.2%	170,550	4.7%
Franchise finance	551,133	13.9%	543,122	13.9%	525,783	13.7%	455,094	12.2%	390,479	10.6%
Total commercial loans	3,128,008	79.0%	3,081,133	78.8%	3,005,924	78.3%	2,908,232	77.9%	2,831,052	77.5%
Consumer loans
Residential mortgage	382,549	9.7%	390,009	10.0%	395,648	10.3%	393,501	10.5%	396,154	10.9%
Home equity	21,405	0.5%	22,753	0.6%	23,669	0.6%	23,544	0.6%	24,375	0.7%
Other consumer	396,527	10.0%	380,675	9.7%	377,614	9.8%	369,451	9.9%	352,124	9.7%
Total consumer loans	800,481	20.2%	793,437	20.3%	796,931	20.7%	786,496	21.0%	772,653	21.3%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	32,657	0.8%	35,234	0.9%	37,365	1.0%	40,340	1.1%	43,127	1.2%
Total loans	3,961,146	100.0%	3,909,804	100.0%	3,840,220	100.0%	3,735,068	100.0%	3,646,832	100.0%
Allowance for credit losses - loans	(43,405)		(40,891)		(38,774)		(36,452)		(36,058)
Net loans	$3,917,741		$3,868,913		$3,801,446		$3,698,616		$3,610,774

1 Includes carrying value adjustments of $25.6 million, $26.9 million, $27.8 million, $29.0 million and $30.5 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023 and June 30, 2023, respectively.

Total loans were $4.0 billion as of June 30, 2024, an increase of $120.9 million, or 3.2%, compared to December 31, 2023. Total commercial loan balances were $3.1 billion as of June 30, 2024, up $122.1 million, or 4.1%, from December 31, 2023. Total consumer loan balances were $800.5 million as of June 30, 2024, an increase of $3.6 million, or 0.5%, compared to December 31, 2023. Compared to December 31, 2023, in connection with the Company’s focus on variable rate and higher-yielding products, the increase in commercial loan balances was driven by growth in the construction, investor commercial real estate, small business lending and franchise finance portfolios. These increases were partially offset by decreases in the public finance and single tenant lease financing portfolios, as well as continued runoff in the healthcare finance portfolio. Additionally, commercial and industrial balances declined due primarily to early payoffs. The slight increase in consumer loan balances was due primarily to new origination activity in the other consumer loans portfolios, partially offset by a decrease in the residential mortgage portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Nonaccrual loans
Commercial loans:
Owner-occupied commercial real estate	$—	$—	$—	$—	$1,405
Small business lending [1]	10,246	9,532	6,824	4,443	3,729
Franchise finance	—	295	303	—	—
Total commercial loans	10,246	9,827	7,127	4,443	5,134
Consumer loans:
Residential mortgage	2,117	2,309	1,911	1,354	992
Other consumer	54	129	86	88	101
Total consumer loans	2,171	2,438	1,997	1,442	1,093
Total nonaccrual loans	12,417	12,265	9,124	5,885	6,227

Past Due 90 days and accruing loans
Commercial loans:
Franchise finance	556	230	—	—	—
Total commercial loans	556	230	—	—	—
Consumer loans:
Residential mortgage	—	555	838	—	—
Other consumer	5	—	—	—	—
Total consumer loans	5	555	838	—	—
Total past due 90 days and accruing loans	561	785	838	—	—

Total nonperforming loans	12,978	13,050	9,962	5,885	6,227

Other real estate owned
Residential mortgage	—	375	375	106	106
Total other real estate owned	—	375	375	106	106

Other nonperforming assets	77	—	17	78	64

Total nonperforming assets	$13,055	$13,425	$10,354	$6,069	$6,397

Total nonperforming loans to total loans [2]	0.33%	0.33%	0.26%	0.16%	0.17%
Total nonperforming assets to total assets [2]	0.24%	0.25%	0.20%	0.12%	0.13%
Allowance for credit losses - loans to total loans	1.10%	1.05%	1.01%	0.98%	0.99%
Nonaccrual loans to total loans	0.31%	0.31%	0.24%	0.16%	0.17%
Allowance for credit losses - loans to nonaccrual loans [2]	349.6%	333.4%	425.0%	619.4%	579.1%
Allowance for credit losses - loans to nonperforming loans [2]	334.5%	313.3%	389.2%	619.4%	579.1%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are partially guaranteed by the U.S. government.

Total nonperforming loans increased $3.0 million, or 30.3%, to $13.0 million as of June 30, 2024 compared to $10.0 million as of December 31, 2023 due primarily to an increase in nonperforming loans in small business lending during the quarter. Total nonperforming assets increased $2.7 million, or 26.0%, to $13.1 million as of June 30, 2024, compared to $10.4 million as of December 31, 2023, due primarily to the increase in nonperforming loans in small business lending mentioned above. As of June 30, 2024, the Company did not own any OREO. As of December 31, 2023, the Company had two residential mortgage properties in OREO with a carrying value of $0.4 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters and the six months ended June 30, 2024 and 2023.

	Three Months Ended					Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of period	$40,891	$38,774	$36,452	$36,058	$36,879	$38,774	$31,737
Adoption of ASU 2016-13 (CECL)	—	—	—	—	—	—	2,962
Balance, beginning of period	40,891	38,774	36,452	36,058	36,879	38,774	34,699
Provision charged to expense	3,920	2,582	3,478	1,850	753	6,502	10,126
Losses charged off
Commercial and industrial	—	—	—	—	—	—	6,965
Investor commercial real estate	—	—	—	591	—	—	—
Single tenant lease financing	195	—	—	—	—	195	—
Healthcare finance	—	—	580	—	25	—	25
Small business lending	573	289	417	751	1,358	862	1,418
Franchise finance	577	—	—	—	331	577	331
Residential mortgage	—	69	84	56	—	69	—
Other consumer	160	175	164	120	150	335	382
Total losses charged off	1,505	533	1,245	1,518	1,864	2,038	9,121
Recoveries
Commercial and industrial	2	2	23	2	217	4	218
Small business lending	65	40	23	14	37	105	40
Residential mortgage	—	1	1	1	1	1	3
Home equity	1	2	1	2	2	3	3
Other consumer	31	23	41	43	33	54	90
Total recoveries	99	68	89	62	290	167	354
Balance, end of period	$43,405	$40,891	$38,774	$36,452	$36,058	$43,405	$36,058

Net charge-offs	$1,406	$465	$1,156	$1,456	$1,574	$1,871	$8,767

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	(0.01%)	(0.02%)	0.00%	(0.46%)	(0.01%)	13.74%
Investor commercial real estate	0.00%	0.00%	0.00%	0.59%	0.00%	0.00%	0.00%
Single tenant lease financing	0.04%	0.00%	0.00%	0.00%	0.00%	0.04%	0.00%
Healthcare finance	0.00%	0.00%	0.25%	0.00%	0.02%	0.00%	0.02%
Small business lending	0.37%	0.40%	0.17%	0.50%	1.50%	0.57%	1.69%
Franchise finance	0.21%	0.00%	0.00%	0.00%	0.17%	0.21%	0.18%
Total commercial net charge-offs	0.08%	0.03%	0.03%	0.06%	0.10%	0.10%	0.61%
Residential mortgage	0.00%	0.07%	0.08%	0.06%	0.00%	0.04%	0.00%
Home equity	(0.01%)	(0.03%)	0.00%	(0.01%)	(0.02%)	(0.03%)	(0.02%)
Other consumer	0.20%	0.21%	0.22%	0.18%	0.21%	0.20%	0.28%
Total consumer net charge-offs	0.03%	0.11%	0.03%	0.02%	0.03%	0.09%	0.08%
Total net charge-offs to average loans	0.14%	0.05%	0.12%	0.16%	0.17%	0.10%	0.49%

    The allowance for credit losses - loans (“ACL”) was $43.4 million as of June 30, 2024, compared to $38.8 million as of December 31, 2023. The increase in the ACL reflects growth and higher coverage ratios in certain portfolios, as well as additional reserves for nonperforming small business lending loans, partially offset by the positive impact of economic data on forecasted loss rates and qualitative factors for other portfolios. The ACL as a percentage of total loans was 1.10% at June 30, 2024, compared to 1.01% at December 31, 2023. The ACL as a percentage of nonperforming loans decreased to 334.5% as of June 30, 2024, compared to 389.2% as of December 31, 2023, due primarily to the increase in nonperforming loans.

Net charge-offs of $1.4 million were recognized during the second quarter 2024, resulting in net charge-offs to average loans of 0.14%, compared to net charge-offs of $1.6 million, or 0.17% of average loans, for the second quarter 2023. The decrease in net charge-offs was due primarily to a decrease in charge-offs for small business lending, partially offset by an increase in charge-offs for franchise finance loans.

During the six months ended June 30, 2024, the Company recorded net charge-offs of $1.9 million, compared to net charge-offs of $8.8 million during the six months ended June 30, 2023. The decrease in net charge-offs for the six months ended June 30, 2024 was driven primarily by a $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status and subsequently charged off during the first quarter 2023, as well as a decrease in net charge-offs in small business lending, partially offset by increases in net charge-offs in franchise finance and single tenant lease financing.

The provision for credit losses - loans in the second quarter 2024 was $3.9 million, compared to $0.8 million for the second quarter 2023. The increase in the provision for credit losses - loans for the second quarter 2024 was driven primarily by growth and higher coverage ratios in certain loan portfolios as well as additional reserves related to small business lending, partially offset by the positive impact of economic data on forecasted loss rates and qualitative factors on other portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$88,694	$93,323	$96,404	$98,594	$41,024
Municipal securities	68,057	69,289	69,494	69,031	68,931
Agency mortgage-backed securities - residential	262,758	253,181	237,798	235,468	239,263
Agency mortgage-backed securities - commercial	37,986	39,367	40,215	37,931	16,311
Private label mortgage-backed securities - residential	26,709	23,307	21,742	20,292	14,749
Asset-backed securities	8,383	7,417	8,071	6,713	1,000
Corporate securities	37,070	37,081	39,591	39,603	43,613
Total available-for-sale	529,657	522,965	513,315	507,632	424,891
Securities held-to-maturity, net carrying value
Municipal securities	13,368	13,381	13,889	13,900	13,913
Agency mortgage-backed securities - residential	213,440	178,800	166,750	170,524	169,186
Agency mortgage-backed securities - commercial	5,738	5,752	5,767	5,782	5,795
Corporate securities	37,803	37,805	40,747	41,722	41,711
Total held-to-maturity, net carrying value	270,349	235,738	227,153	231,928	230,605
Total securities	$800,006	$758,703	$740,468	$739,560	$655,496

(in thousands)
Approximate Fair Value	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$87,746	$92,101	$95,177	$97,178	$39,474
Municipal securities	64,412	67,415	68,446	62,772	67,209
Agency mortgage-backed securities - residential	230,045	220,484	206,649	193,096	204,141
Agency mortgage-backed securities - commercial	36,891	38,081	38,885	36,163	14,891
Private label mortgage-backed securities - residential	25,631	22,266	20,779	18,576	13,415
Asset-backed securities	8,429	7,459	8,081	6,703	1,000
Corporate securities	35,418	34,625	36,838	36,339	39,264
Total available-for-sale	488,572	482,431	474,855	450,827	379,394
Securities held-to-maturity
Municipal securities	12,326	12,450	13,040	12,449	12,950
Agency mortgage-backed securities - residential	195,337	161,915	152,642	147,412	153,593
Agency mortgage-backed securities - commercial	4,699	4,560	4,521	4,190	4,551
Corporate securities	35,068	35,295	37,369	37,599	37,549
Total held-to-maturity	247,430	214,220	207,572	201,650	208,643
Total securities	$736,002	$696,651	$682,427	$652,477	$588,037

The approximate fair value of available-for-sale investment securities increased $13.7 million, or 2.9%, to $488.6 million as of June 30, 2024, compared to $474.9 million as of December 31, 2023. The increase was due primarily to increases of $23.4 million in agency mortgage-backed securities - residential, $4.9 million in private label mortgage-backed securities - residential, partially offset by decreases of $7.4 million in U.S. Government-sponsored agencies, $4.0 million in municipal securities, $2.0 million in agency mortgage-backed securities - commercial and $1.4 million in corporate securities. This increase was caused primarily by new purchase activity within certain available-for-sale portfolios, partially offset by net paydown activity. As of June 30, 2024, the Company had securities with a net carrying value of $270.3 million designated as held-to-maturity compared to $227.2 million as of December 31, 2023. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Accrued Income and Other Assets

    Accrued income and other assets increased $11.9 million, or 23.2%, to $63.0 million at June 30, 2024 compared to $51.1 million at December 31, 2023. The increase was due primarily to increases of $9.6 million in equity investments and $2.5 million in prepaid assets, partially offset by a decrease of $0.6 million in derivative assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities decreased $0.2 million, or 1.2%, to $14.0 million at June 30, 2024, compared to $14.2 million at December 31, 2023.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023		June 30, 2023
Noninterest-bearing deposits	$126,438	3.0%	$130,760	3.1%	$123,464	3.0%	$125,265	3.1%	$119,291	3.1%
Interest-bearing demand deposits	480,141	11.2%	423,529	9.9%	402,976	9.9%	374,915	9.2%	398,899	10.3%
Savings accounts	22,619	0.5%	23,554	0.6%	21,364	0.5%	23,811	0.6%	28,239	0.7%
Money market accounts	1,222,197	28.6%	1,251,230	29.2%	1,248,319	30.8%	1,222,511	29.9%	1,232,719	32.0%
BaaS - brokered deposits	140,180	3.3%	107,911	2.5%	74,401	1.8%	41,884	1.0%	25,549	0.7%
Certificates of deposits	1,829,644	42.8%	1,738,996	40.7%	1,605,156	39.5%	1,624,447	39.8%	1,366,409	35.5%
Brokered deposits	452,703	10.6%	597,788	14.0%	591,293	14.5%	670,712	16.4%	683,202	17.7%
Total deposits	$4,273,922	100.0%	$4,273,768	100.0%	$4,066,973	100.0%	$4,083,545	100.0%	$3,854,308	100.0%

Total deposits increased $206.9 million, or 5.1%, to $4.3 billion as of June 30, 2024, compared to $4.1 billion as of December 31, 2023. The increase was due primarily to increases of $224.5 million, or 14.0%, in certificates of deposits, $77.2 million, or 19.2%, in interest-bearing demand deposits and $65.8 million, or 88.4%, in BaaS - brokered deposits, partially offset by decreases of $138.6 million, or 23.4%, in brokered deposits and $26.1 million, or 2.1%, in money market accounts. The increase in certificates of deposits was due primarily to strong consumer and small business demand throughout 2024. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. The increase in BaaS - brokered deposits was driven by higher payments volumes from our fintech partners. Using liquidity created by the growth in these deposit channels, the Company was able to pay down higher-cost brokered deposits during 2024.

Uninsured deposit balances represented 26% of total deposits at June 30, 2024, up from 25% at December 31, 2023. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 20% as of June 30, 2024, compared to 19% as of December 31, 2023.

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

The following tables present actual and required capital ratios as of June 30, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2024 and December 31, 2023, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$388,597	9.47%	$287,242	7.00%	N/A	N/A
Bank	468,594	11.47%	285,926	7.00%	$265,503	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	388,597	9.47%	348,793	8.50%	N/A	N/A
Bank	468,594	11.47%	347,196	8.50%	326,773	8.00%
Total capital to risk-weighted assets
Consolidated	538,764	13.13%	430,862	10.50%	N/A	N/A
Bank	513,768	12.58%	428,890	10.50%	408,466	10.00%
Leverage ratio
Consolidated	388,597	7.24%	214,553	4.00%	N/A	N/A
Bank	468,594	8.77%	213,822	4.00%	267,277	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$381,001	9.60%	$277,914	7.00%	N/A	N/A
Bank	464,390	11.73%	277,063	7.00%	$257,273	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	381,001	9.60%	337,467	8.50%	N/A	N/A
Bank	464,390	11.73%	336,434	8.50%	316,644	8.00%
Total capital to risk-weighted assets
Consolidated	525,283	13.23%	416,870	10.50%	N/A	N/A
Bank	503,834	12.73%	415,595	10.50%	395,804	10.00%
Leverage ratio
Consolidated	381,001	7.33%	207,929	4.00%	N/A	N/A
Bank	464,390	8.95%	207,479	4.00%	259,349	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2024 to shareholders of record as of June 28, 2024. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2024, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2024. Under this program, the Company repurchased 559,522 shares of common stock through June 30, 2024, at an average price of $19.06, for a total investment of $10.7 million.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2024, on a consolidated basis, the Company had $885.4 million in cash and cash equivalents and investment securities available-for-sale and $19.4 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2024, the Bank had the ability to borrow an additional $1.3 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $1.7 billion and represented 197% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2024, the Company, on an unconsolidated basis, had $8.2 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2024, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $715.0 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2024 totaled $1.3 billion.

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

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Total equity - GAAP	$371,953	$366,739	$362,795	$347,744	$354,332	$371,953	$354,332
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$367,266	$362,052	$358,108	$343,057	$349,645	$367,266	$349,645

Total assets - GAAP	$5,343,302	$5,340,667	$5,167,572	$5,169,023	$4,947,049	$5,343,302	$4,947,049
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,338,615	$5,335,980	$5,162,885	$5,164,336	$4,942,362	$5,338,615	$4,942,362

Common shares outstanding	8,667,894	8,655,854	8,644,451	8,669,673	8,774,507	8,667,894	8,774,507

Book value per common share	$42.91	$42.37	$41.97	$40.11	$40.38	$42.91	$40.38
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)	(0.53)	(0.54)	(0.53)
Tangible book value per common share	$42.37	$41.83	$41.43	$39.57	$39.85	$42.37	$39.85

Total shareholders’ equity to assets	6.96%	6.87%	7.02%	6.73%	7.16%	6.96%	7.16%
Effect of goodwill	(0.08%)	(0.08%)	(0.08%)	(0.09%)	(0.09%)	(0.08%)	(0.09%)
Tangible common equity to tangible assets	6.88%	6.79%	6.94%	6.64%	7.07%	6.88%	7.07%

Total average equity - GAAP	$369,825	$369,371	$353,037	$356,701	$358,312	$369,598	$360,779
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$365,138	$364,684	$348,350	$352,014	$353,625	$364,911	$356,092

Return on average shareholders’ equity	6.28%	5.64%	4.66%	3.79%	4.35%	5.96%	0.48%
Effect of goodwill	0.08%	0.07%	0.06%	0.05%	0.05%	0.08%	0.01%
Return on average tangible common equity	6.36%	5.71%	4.72%	3.84%	4.40%	6.04%	0.49%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Total interest income	$70,961	$68,165	$66,272	$63,015	$58,122	$139,126	$110,155
Adjustments:
Fully-taxable equivalent adjustments [1]	1,175	1,190	1,238	1,265	1,347	2,365	2,731
Total interest income - FTE	$72,136	$69,355	$67,510	$64,280	$59,469	$141,491	$112,886

Net interest income	$21,327	$20,734	$19,807	$17,378	$18,145	$42,061	$37,719
Adjustments:
Fully-taxable equivalent adjustments [1]	1,175	1,190	1,238	1,265	1,347	2,365	2,731
Net interest income - FTE	$22,502	$21,924	$21,045	$18,643	$19,492	$44,426	$40,450

Net interest margin	1.67%	1.66%	1.58%	1.39%	1.53%	1.67%	1.64%
Effect of fully-taxable equivalent adjustments [1]	0.09%	0.09%	0.10%	0.10%	0.11%	0.09%	0.12%
Net interest margin - FTE	1.76%	1.75%	1.68%	1.49%	1.64%	1.76%	1.76%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Total Revenue- GAAP	$32,360	$29,081	$27,208	$24,785	$24,016	$61,441	$49,036
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	—
Adjusted total revenue	$32,360	$29,081	$27,208	$24,785	$24,016	$61,441	$49,036

Noninterest income - GAAP	$11,033	$8,347	$7,401	$7,407	$5,871	$19,380	$11,317
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(65)
Adjusted noninterest income	$11,033	$8,347	$7,401	$7,407	$5,871	$19,380	$11,252

Noninterest expense - GAAP	$22,336	$21,023	$20,056	$19,756	$18,670	$43,359	$39,624
Adjustments:
Mortgage-related costs	—	—	—	—	—	—	(3,052)
IT Termination fees	(452)	—	—	—	—	(452)	—
Anniversary expenses	(120)	—	—	—	—	(120)	—
Adjusted noninterest expense	$21,764	$21,023	$20,056	$19,756	$18,670	$42,787	$36,572

Income (loss) before income taxes - GAAP	$5,993	$5,610	$3,558	$3,083	$3,648	$11,603	$(1,701)
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	—	—	(65)
Mortgage-related costs	—	—	—	—	—	—	3,052
Partial charge-off of C&I participation loan	—	—	—	—	—	—	6,914
IT Termination fees	452	—	—	—	—	452	—
Anniversary expenses	120	—	—	—	—	120	—
Adjusted income before income taxes	$6,565	$5,610	$3,558	$3,083	$3,648	$12,175	$8,200

Income tax provision (benefit) - GAAP	$218	$429	$(585)	$(326)	$(234)	$647	$(2,566)
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	—	—	(14)
Mortgage-related costs	—	—	—	—	—	—	641
Partial charge-off of C&I participation loan	—	—	—	—	—	—	1,452
IT Termination fees	95	—	—	—	—	95	—
Anniversary expenses	25	—	—	—	—	25	—
Adjusted income tax provision (benefit)	$338	$429	$(585)	$(326)	$(234)	$767	$(487)
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Net income - GAAP	$5,775	$5,181	$4,143	$3,409	$3,882	$10,956	$865
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(51)
Mortgage-related costs	—	—	—	—	—	—	2,411
Partial charge-off of C&I participation loan	—	—	—	—	—	—	5,462
IT Termination fees	357	—	—	—	—	357	—
Anniversary expenses	95	—	—	—	—	95	—
Adjusted net income	$6,227	$5,181	$4,143	$3,409	$3,882	$11,408	$8,687

Diluted average common shares outstanding	8,656,215	8,750,297	8,720,078	8,767,217	8,908,180	8,750,017	8,980,262

Diluted earnings per share - GAAP	$0.67	$0.59	$0.48	$0.39	$0.44	$1.25	$0.10
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(0.01)
Mortgage-related costs	—	—	—	—	—	—	0.27
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	0.61
Effect of IT termination fees	0.04	—	—	—	—	0.04	—
Effect of anniversary expenses	0.01	—	—	—	—	0.01	—
Adjusted diluted earnings per share	$0.72	$0.59	$0.48	$0.39	$0.44	$1.30	$0.97

Return on average assets	0.44%	0.40%	0.32%	0.26%	0.32%	0.42%	0.04%
Effect of mortgage-related revenue	—	—	—	—	—	—	—
Effect of mortgage-related costs	—	—	—	—	—	—	0.10%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	0.23%
Effect of IT termination fees	0.03%	—	—	—	—	0.01%	0.00%
Effect of anniversary expenses	0.01%	—	—	—	—	0.00%	—
Adjusted return on average assets	0.48%	0.40%	0.32%	0.26%	0.32%	0.43%	0.37%

Return on average shareholders' equity	6.28%	5.64%	4.66%	3.79%	4.35%	5.96%	0.48%
Effect of mortgage-related revenue	—	—	—	—	—	—	(0.03%)
Effect of mortgage-related costs	—	—	—	—	—	—	1.35%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	3.05%
Effect of IT termination fees	0.39%	—	—	—	—	0.19%	—
Effect of anniversary expenses	0.10%	—	—	—	—	0.05%	—
Adjusted return on average shareholders' equity	6.77%	5.64%	4.66%	3.79%	4.35%	6.20%	4.85%

(dollars in thousands, except share and per share data)	Three Months Ended					Six Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Return on average tangible common equity	6.36%	5.71%	4.72%	3.84%	4.40%	6.04%	0.49%
Effect of mortgage-related revenue	—	—	—	—	—	—	(0.03%)
Effect of mortgage-related costs	—	—	—	—	—	—	1.37%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	3.09%
Effect of IT termination fees	0.39%	—	—	—	—	0.20%	0.00%
Effect of anniversary expenses	0.10%	—	—	—	—	0.05%	0.00%
Adjusted return on average tangible common equity	6.85%	5.71%	4.72%	3.84%	4.40%	6.29%	4.92%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. The Company had interest rate swaps with notional amounts of $180.0 million at June 30, 2024, and $200.0 million at December 31, 2023. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate increases over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of June 30, 2024, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	16.60%	9.25%	N/A	(3.66%)	(7.32%)
NII - Year 2	44.46%	41.04%	32.79%	28.82%	24.67%
EVE	21.68%	13.96%	N/A	(6.65%)	(13.44%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2024, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	7.21%	3.78%	N/A	(2.23%)	(4.60%)
NII - Year 2	46.28%	41.67%	32.79%	27.28%	21.52%
EVE	19.91%	12.95%	N/A	(7.48%)	(15.10%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2024. Under this program, the Company has repurchased 559,522 shares of common stock through June 30, 2024, at an average price of $19.06, for a total investment of $10.7 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the second quarter 2024.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
April 1, 2024 - April 30, 2024	—	$—	—	$14,334
May 1, 2024 - May 31, 2024	—	$—	—	$14,334
June 1, 2024 - June 30, 2024	—	$—	—	$14,334
Total	—		—

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

FIRST INTERNET BANCORP

8/7/2024	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/7/2024	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)