Form 10-Q
period 2024-09-30
First Internet Bancorp
filed 2024-11-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
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

As of November 1, 2024, the registrant had 8,667,894 shares of common stock issued and outstanding.

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
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$6,539	$8,269
Interest-bearing deposits	705,940	397,629
Total cash and cash equivalents	712,479	405,898
Securities available-for-sale, at fair value (amortized cost of $605,722 and $513,315 in 2024 and 2023, respectively)	575,257	474,855
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.2 million and $0.3 million in 2024 and 2023, respectively, (fair value of $249,618 and $207,572 in 2024 and 2023, respectively)	263,320	227,153
Loans held-for-sale	32,996	22,052
Loans	4,035,880	3,840,220
Allowance for credit losses - loans	(45,721)	(38,774)
Net loans	3,990,159	3,801,446
Accrued interest receivable	27,750	26,746
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	41,111	40,882
Premises and equipment, net	72,150	73,463
Goodwill	4,687	4,687
Servicing asset, at fair value	14,662	10,567
Other real estate owned	251	375
Accrued income and other assets	60,087	51,098
Total assets	$5,823,259	$5,167,572
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$111,591	$123,464
Interest-bearing deposits	4,686,119	3,943,509
Total deposits	4,797,710	4,066,973
Advances from Federal Home Loan Bank	515,000	614,934
Subordinated debt, net of unamortized debt issuance costs of $1,929 and $2,162 in 2024 and 2023, respectively	105,071	104,838
Accrued interest payable	2,808	3,848
Accrued expenses and other liabilities	17,541	14,184
Total liabilities	5,438,130	4,804,777
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,667,894 and 8,644,451 shares issued and outstanding in 2024 and 2023, respectively	185,631	184,700
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	223,824	207,470
Accumulated other comprehensive loss	(24,326)	(29,375)
Total shareholders’ equity	385,129	362,795
Total liabilities and shareholders’ equity	$5,823,259	$5,167,572

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Income
Loans	$59,792	$48,898	$172,321	$139,647
Securities – taxable	6,953	4,301	19,123	11,742
Securities – non-taxable	1,042	912	2,981	2,570
Other earning assets	7,203	8,904	19,691	19,211
Total interest income	74,990	63,015	214,116	173,170
Interest Expense
Deposits	47,415	40,339	134,039	102,285
Other borrowed funds	5,810	5,298	16,251	15,788
Total interest expense	53,225	45,637	150,290	118,073
Net Interest Income	21,765	17,378	63,826	55,097
Provision for credit losses - loans	3,858	1,850	10,360	11,976
Benefit for credit losses - debt securities held to maturity	(29)	(15)	(93)	(15)
(Benefit) Provision for credit losses - off-balance sheet commitments	(439)	111	(398)	1,098
Net Interest Income After Provision for Credit Losses	18,375	15,432	53,957	42,038
Noninterest Income
Service charges and fees	245	208	711	635
Loan servicing revenue	1,570	1,064	4,363	2,699
Loan servicing asset revaluation	(846)	(257)	(2,109)	(670)
Mortgage banking activities	—	—	—	76
Gain on sale of loans	9,933	5,569	24,761	14,498
Other	1,127	823	3,683	1,486
Total noninterest income	12,029	7,407	31,409	18,724
Noninterest Expense
Salaries and employee benefits	13,456	11,767	37,714	34,267
Marketing, advertising and promotion	548	500	1,893	2,049
Consulting and professional services	902	552	2,777	2,189
Data processing	675	701	1,845	1,880
Loan expenses	1,524	1,336	4,566	4,385
Premises and equipment	2,918	2,315	8,898	7,753
Deposit insurance premium	1,219	1,067	3,536	2,546
Other	1,552	1,518	4,924	4,311
Total noninterest expense	22,794	19,756	66,153	59,380
Income Before Income Taxes	7,610	3,083	19,213	1,382
Income Tax Provision (Benefit)	620	(326)	1,267	(2,892)
Net Income	$6,990	$3,409	$17,946	$4,274
Income Per Share of Common Stock
Basic	$0.80	$0.39	$2.07	$0.48
Diluted	$0.80	$0.39	$2.05	$0.48
Weighted-Average Number of Common Shares Outstanding
Basic	8,696,634	8,744,385	8,688,304	8,889,532
Diluted	8,768,731	8,767,217	8,756,544	8,907,748
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss) – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$6,990	$3,409	$17,946	$4,274
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gains (losses) recorded within other comprehensive income (loss) before income tax	10,620	(11,308)	7,995	(11,006)
Income tax provision (benefit)	2,442	(2,600)	1,841	(2,537)
Net effect on other comprehensive income (loss)	8,178	(8,708)	6,154	(8,469)

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	185	173	607	537
Income tax provision	46	45	149	140
Net effect on other comprehensive income	139	128	458	397

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	(2,670)	740	(2,030)	664
Income tax (benefit) provision	(614)	171	(467)	153
Net effect on other comprehensive (loss) income	(2,056)	569	(1,563)	511

Total other comprehensive income (loss)	6,261	(8,011)	5,049	(7,561)
Comprehensive income (loss)	$13,251	$(4,602)	$22,995	$(3,287)

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2024 and 2023
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	17,946	—	17,946
Other comprehensive income	—	—	5,049	5,049
Dividends declared ($0.18 per share)	—	(1,592)	—	(1,592)
Recognition of the fair value of share-based compensation	1,356	—	—	1,356
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Excise tax on repurchase of common stock	(3)	—	—	(3)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, September 30, 2024	$185,631	$223,824	$(24,326)	$385,129

Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards [1]	—	(4,491)	—	(4,491)
Net income	—	4,274	—	4,274
Other comprehensive loss	—	—	(7,561)	(7,561)
Dividends declared ($0.18 per share)	—	(1,602)	—	(1,602)
Recognition of the fair value of share-based compensation	873	—	—	873
Repurchased shares of common stock (462,525)	(8,535)	—	—	(8,535)
Excise tax on repurchase of common stock	(85)	—	—	(85)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(106)	—	—	(106)
Balance, September 30, 2023	$185,085	$203,856	$(41,197)	$347,744
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2024 and 2023
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2024	185,175	$217,365	$(30,587)	$371,953
Net income	—	6,990	—	6,990
Other comprehensive income	—	—	6,261	6,261
Dividends declared ($0.06 per share)	—	(531)	—	(531)
Recognition of the fair value of share-based compensation	454	—	—	454
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, September 30, 2024	$185,631	$223,824	$(24,326)	$385,129

Balance, July 1, 2023	$186,545	$200,973	$(33,186)	$354,332
Net income	—	3,409	—	3,409
Other comprehensive loss	—	—	(8,011)	(8,011)
Dividends declared ($0.06 per share)	—	(526)	—	(526)
Recognition of the fair value of share-based compensation	386	—	—	386
Repurchased shares of common stock (97,834)	(1,828)			(1,828)
Excise tax on repurchase of common stock	(18)	—	—	(18)
Balance, September 30, 2023	$185,085	$203,856	$(41,197)	$347,744

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$17,946	$4,274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,030	3,019
Increase in cash surrender value of bank-owned life insurance	(817)	(760)
Provision for credit losses	9,869	13,059
Share-based compensation expense	1,356	873
Loans originated for sale	(366,948)	(248,622)
Proceeds from sale of loans	374,561	249,296
Gain on loans sold	(24,761)	(14,969)
Gain on sale of other real estate owned	(31)	—
Decrease in fair value of loans held-for-sale	—	143
Loss on derivatives	768	362
Gain on bank-owned life insurance	(149)	—
Loan servicing asset revaluation	2,109	670
Net change in accrued income and other assets	(3,525)	(4,385)
Net change in accrued expenses and other liabilities	2,739	(3,584)
Net cash provided by (used in) operating activities	19,147	(624)
Investing Activities
Net loan activity, excluding purchases	(117,719)	(51,677)
Proceeds from sale of other real estate owned	406	—
Maturities and calls of securities available-for-sale	54,418	39,749
Purchase of securities available-for-sale	(148,019)	(110,749)
Maturities and calls of securities held-to-maturity	18,426	14,236
Purchase of securities held-to-maturity	(53,977)	(53,573)
Purchase of premises and equipment	(2,097)	(4,970)
Proceeds from bank-owned life insurance	737	—
Loans purchased	(81,605)	(194,318)
Other investing activities	(11,857)	(3,442)
Net cash used in investing activities	(341,287)	(364,744)
Financing Activities
Net increase in deposits	730,737	640,370
Cash dividends paid	(1,580)	(1,623)
Repurchase of common stock	(283)	(8,620)
Proceeds from advances from Federal Home Loan Bank	430,000	415,000
Repayment of advances from Federal Home Loan Bank	(530,000)	(415,000)
Other, net	(153)	(106)
Net cash provided by financing activities	628,721	630,021
Net Increase in Cash and Cash Equivalents	306,581	264,653
Cash and Cash Equivalents, Beginning of Period	405,898	256,552
Cash and Cash Equivalents, End of Period	$712,479	$521,205
Supplemental Disclosures
Cash paid during the period for interest	151,330	118,019
Cash paid during the period for taxes	492	864
Loans transferred to other real estate owned	251	106
Cash dividends declared, paid in subsequent period	520	520
Securities purchased during the period, settled in subsequent period	—	2,632

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other period. The September 30, 2024 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023.

(dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share
Net income	$6,990	$3,409	$17,946	$4,274
Weighted-average common shares	8,696,634	8,744,385	8,688,304	8,889,532
Basic earnings per common share	$0.80	$0.39	$2.07	$0.48
Diluted earnings per share
Net income	$6,990	$3,409	$17,946	$4,274
Weighted-average common shares	8,696,634	8,744,385	8,688,304	8,889,532
Dilutive effect of equity compensation	72,097	22,832	68,240	18,216
Weighted-average common and incremental shares	8,768,731	8,767,217	8,756,544	8,907,748
Diluted earnings per common share [1]	$0.80	$0.39	$2.05	$0.48
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were no antidilutive shares for both the three and nine months ended September 30, 2024. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 12,713 and 28,363 for the three and nine months ended September 30, 2023, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale
U.S. Government-sponsored agencies	$88,990	$539	$(1,213)	$88,316
Municipal securities	67,399	24	(2,000)	65,423
Agency mortgage-backed securities - residential [1]	290,213	673	(25,033)	265,853
Agency mortgage-backed securities - commercial	65,772	184	(1,022)	64,934
Private label mortgage-backed securities - residential	34,971	295	(730)	34,536
Asset-backed securities	18,318	41	(18)	18,341
Corporate securities	40,059	84	(2,289)	37,854
Total available-for-sale	$605,722	$1,840	$(32,305)	$575,257

	September 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$12,859	$1	$(613)	$12,247	$(3)	$12,856
Agency mortgage-backed securities - residential	207,878	935	(11,515)	197,298	—	207,878
Agency mortgage-backed securities - commercial	5,722	—	(824)	4,898	—	5,722
Corporate securities	37,061	—	(1,886)	35,175	(197)	36,864
Total held-to-maturity	$263,520	$936	$(14,838)	$249,618	$(200)	$263,320

1 Includes $0.3 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of September 30, 2024.

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

Accrued interest receivable on AFS and HTM securities at September 30, 2024 was $2.8 million and $1.2 million, respectively, compared to $2.9 million and $1.2 million, respectively, at December 31, 2023, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At both September 30, 2024 and December 31, 2023, over 94% of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at September 30, 2024 was $0.2 million.

The carrying value of securities at September 30, 2024 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(in thousands)	Amortized Cost	Fair Value
Within one year	$10,725	$10,537
One to five years	22,032	22,069
Five to ten years	72,412	70,160
After ten years	91,279	88,827
	196,448	191,593
Agency mortgage-backed securities - residential	290,213	265,853
Agency mortgage-backed securities - commercial	65,772	64,934
Private label mortgage-backed securities - residential	34,971	34,536
Asset-backed securities	18,318	18,341
Total	$605,722	$575,257

	Held-to-Maturity
(in thousands)	Amortized Cost	Fair Value
Within one year	$1,812	$1,795
One to five years	15,201	14,791
Five to ten years	29,408	27,666
After ten years	3,499	3,170
	49,920	47,422
Agency mortgage-backed securities - residential	207,878	197,298
Agency mortgage-backed securities - commercial	5,722	4,898
Total	$263,520	$249,618

There were no gross gains or losses resulting from the sale of available-for-sale securities during the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2024 and December 31, 2023 was $586.9 million and $578.9 million, which was approximately 71% and 85%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2024, the Company’s security portfolio consisted of 573 securities, of which 442 were in an unrealized loss position. As of December 31, 2023, the Company’s security portfolio consisted of 512 securities, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$24,430	$(93)	$22,792	$(1,120)	$47,222	$(1,213)
Municipal securities	2,465	(125)	49,399	(1,875)	51,864	(2,000)
Agency mortgage-backed securities- residential	44,406	(119)	181,557	(24,914)	225,963	(25,033)
Agency mortgage-backed securities- commercial	18,779	(63)	12,518	(959)	31,297	(1,022)
Private label mortgage-backed securities - residential	5,049	(20)	8,048	(710)	13,097	(730)
Asset-backed securities	7,467	(18)	—	—	7,467	(18)
Corporate securities	4,325	(675)	22,413	(1,614)	26,738	(2,289)
Total	$106,921	$(1,113)	$296,727	$(31,192)	$403,648	$(32,305)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,934	$(161)	$24,579	$(1,468)	$66,513	$(1,629)
Municipal securities	2,399	(103)	36,193	(1,301)	38,592	(1,404)
Agency mortgage-backed securities - residential	1,089	(5)	194,095	(31,245)	195,184	(31,250)
Agency mortgage-backed securities - commercial	21,561	(50)	14,217	(1,289)	35,778	(1,339)
Private label mortgage-backed securities - residential	3,567	(29)	9,114	(1,078)	12,681	(1,107)
Asset-backed securities	1,654	(7)	—	—	1,654	(7)
Corporate securities	1,680	(365)	24,587	(2,413)	26,267	(2,778)
Total	$73,884	$(720)	$302,785	$(38,794)	$376,669	$(39,514)

The following tables summarize ratings for the Company’s HTM portfolio as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Held-to-Maturity
(in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$207,878	$5,722	$—	$213,600
Aa1/AA+	8,889	—	—	—	8,889
Aa2/AA	2,177	—	—	—	2,177
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
A3/A-	—	—	—	4,501	4,501
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	8,500	8,500
Baa3/BBB-	—	—	—	8,560	8,560
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,859	$207,878	$5,722	$37,061	$263,520

	December 31, 2023
	Held-to-Maturity
(in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$166,750	$5,767	$—	$172,517
Aa1/AA+	9,917	—	—	—	9,917
Aa2/AA	1,538	—	—	—	1,538
A1/A+	1,794	—	—	—	1,794
A2/A	643	—	—	5,000	5,643
A3/A-	—	—	—	4,509	4,509
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	8,500	8,500
Baa3/BBB-	—	—	—	12,528	12,528
Ba1/BB+	—	—	—	2,000	2,000
Total	$13,892	$166,750	$5,767	$41,037	$227,446

Note 4:        Loans

Loan balances as of September 30, 2024 and December 31, 2023 are summarized in the table below. Categories of loans include:

(in thousands)	September 30, 2024	December 31, 2023
Commercial loans
Commercial and industrial	$111,199	$129,349
Owner-occupied commercial real estate	56,461	57,286
Investor commercial real estate	260,614	132,077
Construction	340,954	261,750
Single tenant lease financing	932,148	936,616
Public finance	462,730	521,764
Healthcare finance	190,287	222,793
Small business lending	298,645	218,506
Franchise finance	550,442	525,783
Total commercial loans	3,203,480	3,005,924
Consumer loans
Residential mortgage	378,701	395,648
Home equity	20,264	23,669
Other consumer loans	404,388	377,614
Total consumer loans	803,353	796,931
Total commercial and consumer loans	4,006,833	3,802,855
Net deferred loan origination fees/costs and premiums/discounts on purchased loans and other[1]	29,047	37,365
Total loans	4,035,880	3,840,220
Allowance for credit losses	(45,721)	(38,774)
Net loans	$3,990,159	$3,801,446

1 Includes carrying value adjustments of $24.1 million and $27.8 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2024 and December 31, 2023, respectively.

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

Modified Loans to Borrowers Experiencing Financial Difficulty

The Company may make modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include changes in the amortization terms of the loan, other-than-insignificant payment delays, reductions in interest rates, acceptance of interest only payments, and/or reductions to the outstanding loan balance. Such loans may be placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been delinquent for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on modified loans to borrowers experiencing financial difficulty on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications.

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

The following tables present changes in the balance of the ACL during the three and nine months ended September 30, 2024 and 2023.

(in thousands)	Three Months Ended September 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,389	$(166)	$—	$3	$1,226
Owner-occupied commercial real estate	561	(9)	—	—	552
Investor commercial real estate	1,172	(29)	—	—	1,143
Construction	3,140	(357)	—	—	2,783
Single tenant lease financing	8,256	(1,562)	—	—	6,694
Public finance	742	(44)	—	—	698
Healthcare finance	1,809	(87)	—	—	1,722
Small business lending	11,993	3,346	(1,309)	169	14,199
Franchise finance	5,991	1,963	—	—	7,954
Residential mortgage	2,112	67	(17)	—	2,162
Home equity	118	(6)	—	3	115
Other consumer loans	6,122	742	(425)	34	6,473
Total	$43,405	$3,858	$(1,751)	$209	$45,721

(in thousands)	Nine Months Ended September 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(966)	$—	$7	$1,226
Owner-occupied commercial real estate	825	(273)	—	—	552
Investor commercial real estate	1,311	(168)	—	—	1,143
Construction	2,167	616	—	—	2,783
Single tenant lease financing	8,129	(1,240)	(195)	—	6,694
Public finance	1,372	(674)	—	—	698
Healthcare finance	1,976	(254)	—	—	1,722
Small business lending	6,532	9,564	(2,171)	274	14,199
Franchise finance	6,363	2,168	(577)	—	7,954
Residential mortgage	2,054	193	(86)	1	2,162
Home equity	171	(62)	—	6	115
Other consumer loans	5,689	1,456	(760)	88	6,473
Total	$38,774	$10,360	$(3,789)	$376	$45,721

(in thousands)	Three Months Ended September 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,849	$260	$—	$1	$2,110
Owner-occupied commercial real estate	789	69	—	—	858
Investor commercial real estate	1,416	488	(591)	—	1,313
Construction	1,940	163	—	—	2,103
Single tenant lease financing	9,970	(1,605)	—	—	8,365
Public finance	1,509	(98)	—	—	1,411
Healthcare finance	2,421	(194)	—	—	2,227
Small business lending	2,618	2,341	(751)	13	4,221
Franchise finance	4,484	763	—	—	5,247
Residential mortgage	2,550	(215)	(56)	1	2,280
Home equity	224	(34)	—	2	192
Other consumer loans	6,288	(88)	(119)	44	6,125
Total	$36,058	$1,850	$(1,517)	$61	$36,452

(in thousands)	Nine Months Ended September 30, 2023
Allowance for credit losses:	Balance, Beginning of Period	Adoption of CECL	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,711	$(120)	$7,265	$(6,965)	$219	$2,110
Owner-occupied commercial real estate	651	62	145	—	—	858
Investor commercial real estate	1,099	(191)	996	(591)	—	1,313
Construction	2,074	(435)	464	—	—	2,103
Single tenant lease financing	10,519	(346)	(1,808)	—	—	8,365
Public finance	1,753	(135)	(207)	—	—	1,411
Healthcare finance	2,997	1,034	(1,779)	(25)	—	2,227
Small business lending	2,168	334	3,834	(2,169)	54	4,221
Franchise finance	3,988	(313)	1,903	(331)	—	5,247
Residential mortgage	1,559	406	367	(56)	4	2,280
Home equity	69	133	(15)	—	5	192
Other consumer loans	3,149	2,533	811	(502)	134	6,125
Total	$31,737	$2,962	$11,976	$(10,639)	$416	$36,452

Accrued interest receivable on loans totaled $27.8 million and $26.7 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The day one entry for off-balance sheet commitments resulted in a reserve of $2.5 million. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the provision (benefit) for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2024.

(in thousands)	Balance June 30, 2024	Provision (Benefit) for credit losses	Balance September 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$188	$24	$212
Owner-occupied commercial real estate	—	24	24
Investor commercial real estate	—	10	10
Construction	3,420	(556)	2,864
Single tenant lease financing	—	28	28
Small business lending	131	31	162
Total commercial loans	3,739	(439)	3,300
Consumer loans
Residential mortgage	3	(1)	2
Home equity	33	1	34
Other consumer	11	—	11
Total consumer loans	47	—	47
Total allowance for off-balance sheet commitments	$3,786	$(439)	$3,347

(in thousands)	Balance December 31, 2023	Provision (Benefit) for credit losses	Balance September 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(21)	$212
Owner-occupied commercial real estate	9	15	24
Investor commercial real estate	6	4	10
Construction	2,889	(25)	2,864
Single tenant lease financing	—	28	28
Small business lending	541	(379)	162
Total commercial loans	3,678	(378)	3,300
Consumer loans
Residential mortgage	11	(9)	2
Home equity	45	(11)	34
Other consumer	11	—	11
Total consumer loans	67	(20)	47
Total allowance for off-balance sheet commitments	$3,745	$(398)	$3,347

The following table details activity in the provision for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2023.

(in thousands)	Balance June 30, 2023	Provision (Benefit) for credit losses	Balance September 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$188	$18	$206
Owner-occupied commercial real estate	8	1	9
Investor commercial real estate	20	(3)	17
Construction	2,897	(8)	2,889
Small business lending	242	148	390
Total commercial loans	3,355	156	3,511
Consumer loans
Residential mortgage	59	(34)	25
Home equity	63	(9)	54
Other consumer	14	(2)	12
Total consumer loans	136	(45)	91
Total allowance for off-balance sheet commitments	$3,491	$111	$3,602

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision (Benefit) for credit losses	Balance September 30, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$96	$206
Owner-occupied commercial real estate	—	—	9	9
Investor commercial real estate	—	9	8	17
Construction	—	2,193	696	2,889
Healthcare finance	—	2	(2)	—
Small business lending	—	—	390	390
Total commercial loans	—	2,314	1,197	3,511
Consumer loans
Residential mortgage	—	127	(102)	25
Home equity	—	52	2	54
Other consumer	—	11	1	12
Total consumer loans	—	190	(99)	91
Total allowance for off-balance sheet commitments	$—	$2,504	$1,098	$3,602

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$15,655	$9,127	$14,422	$5,480	$2,397	$18,819	$40,614	$—	$106,514
Special Mention	51	172	4,462	—	—	—	—	—	4,685
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	15,706	9,299	18,884	5,480	2,397	18,819	40,614	—	111,199
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	3,432	1,467	10,496	6,538	5,766	16,263	—	—	43,962
Special Mention	—	—	574	897	8,208	1,165	—	—	10,844
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	3,432	1,467	11,070	7,435	13,974	19,083	—	—	56,461
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	60,642	2,894	90,280	65,050	9,673	27,709	—	—	256,248
Special Mention	—	—	—	—	—	4,366	—	—	4,366
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	60,642	2,894	90,280	65,050	9,673	32,075	—	—	260,614
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	24,292	128,924	136,518	47,004	2,098	—	2,118	—	340,954
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	24,292	128,924	136,518	47,004	2,098	—	2,118	—	340,954
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	40,680	51,925	214,769	88,047	64,010	447,248	—	—	906,679
Special Mention	646	—	7,667	4,333	—	12,823	—	—	25,469
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	41,326	51,925	222,436	92,380	64,010	460,071	—	—	932,148
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	5,565	1,788	7,790	27,775	634	417,168	—	—	460,720
Special Mention	—	—	—	—	—	2,010	—	—	2,010
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	5,565	1,788	7,790	27,775	634	419,178	—	—	462,730
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	9,220	108,900	71,521	—	—	189,641
Special Mention	—	—	—	—	—	646	—	—	646
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	9,220	108,900	72,167	—	—	190,287
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending [1]
Pass	95,188	103,226	32,612	12,447	10,500	11,643	14,191	—	279,807
Special Mention	977	2,365	1,556	642	364	579	991	—	7,474
Substandard	—	5,350	2,579	70	1,437	1,466	462	—	11,364
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	96,165	110,941	36,747	13,159	12,301	13,688	15,644	—	298,645
Year-to-date gross charge-offs	—	1,303	677	—	104	87	—	—	2,171
Franchise finance
Pass	62,376	238,009	185,117	45,867	—	—	—	—	531,369
Special Mention	—	2,226	3,993	6,339	—	—	—	—	12,558
Substandard	—	2,985	3,057	473	—	—	—	—	6,515
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	62,376	243,220	192,167	52,679	—	—	—	—	550,442
Year-to-date gross charge-offs	—	281	—	296	—	—	—	—	577
Consumer loans
Residential mortgage
Performing	1,393	13,746	186,656	87,071	29,170	57,496	—	—	375,532
Nonperforming	—	—	828	611	69	1,661	—	—	3,169
Total residential mortgage	1,393	13,746	187,484	87,682	29,239	59,157	—	—	378,701
Year-to-date gross charge-offs	—	—	28	58	—	—	—	—	86
Home equity
Performing	—	1,018	1,577	364	431	557	15,392	925	20,264
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	1,018	1,577	364	431	557	15,392	925	20,264
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	82,580	102,067	92,328	35,338	22,069	69,149	841	—	404,372
Nonperforming	—	—	—	—	2	14	—	—	16
Total other consumer	82,580	102,067	92,328	35,338	22,071	69,163	841	—	404,388
Year-to-date gross charge-offs	49	214	235	100	1	161	—	—	760
Total Loans	$393,477	$667,289	$997,281	$443,566	$265,728	$1,163,958	$74,609	$925	$4,006,833
Total year-to-date gross charge-offs	$49	$1,798	$940	$454	$105	$443	$—	$—	$3,789
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Commercial and industrial
Pass	$24,329	$19,382	$15,464	$2,502	$12,365	$8,703	$41,967	$—	$124,712
Special Mention	—	4,637	—	—	—	—	—	—	4,637
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	24,329	24,019	15,464	2,502	12,365	8,703	41,967	—	129,349
Year-to-date gross charge-offs	—	—	6,914	5	130	—	—	—	7,049
Owner-occupied commercial real estate
Pass	1,492	10,731	7,990	6,591	5,255	12,485	—	—	44,544
Special Mention	—	584	922	8,392	—	1,189	—	—	11,087
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,492	11,315	8,912	14,983	5,255	15,329	—	—	57,286
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	6,571	35,209	26,841	9,864	47,827	5,765	—	—	132,077
Year-to-date gross charge-offs	—	—	—	—	—	591	—	—	591
Construction
Pass	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	26,539	153,066	70,175	6,121	—	—	5,849	—	261,750
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	52,360	221,964	89,075	65,863	142,023	346,695	—	—	917,980
Special Mention	—	4,362	6,698	3,032	—	4,544	—	—	18,636
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	52,360	226,326	95,773	68,895	142,023	351,239	—	—	936,616
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	3,805	30,583	29,750	719	43,611	411,176	—	—	519,644
Special Mention	—	—	—	—	—	2,120	—	—	2,120
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	3,805	30,583	29,750	719	43,611	413,296	—	—	521,764
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2023
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(in thousands)	2023	2022	2021	2020	2019	Prior			Total
Healthcare finance
Pass	—	—	9,955	124,654	63,486	23,484	—	—	221,579
Special Mention	—	—	—	—	1,214	—	—	—	1,214
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	9,955	124,654	64,700	23,484	—	—	222,793
Year-to-date gross charge-offs	—	—	—	—	605	—	—	—	605
Small business lending [1]
Pass	119,149	42,077	15,180	13,948	4,582	9,215	5,388	—	209,539
Special Mention	343	496	—	341	265	698	—	—	2,143
Substandard	1,095	1,854	52	1,777	1,155	417	474	—	6,824
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	120,587	44,427	15,232	16,066	6,002	10,330	5,862	—	218,506
Year-to-date gross charge-offs	67	739	416	1,364	—	—	—	—	2,586
Franchise finance
Pass	256,944	210,617	57,919	—	—	—	—	—	525,480
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	303	—	—	—	—	—	303
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	256,944	210,617	58,222	—	—	—	—	—	525,783
Year-to-date gross charge-offs	—	331	—	—	—	—	—	—	331
Consumer loans
Residential mortgage
Performing	14,942	195,453	91,010	30,092	13,072	48,330	—	—	392,899
Nonperforming	—	738	456	73	—	1,482	—	—	2,749
Total residential mortgage	14,942	196,191	91,466	30,165	13,072	49,812	—	—	395,648
Year-to-date gross charge-offs	—	53	70	—	17	—	—	—	140
Home equity
Performing	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	1,369	1,997	436	467	141	585	16,896	1,778	23,669
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	115,736	106,883	41,598	26,527	27,087	58,902	795	—	377,528
Nonperforming	—	53	—	5	15	13	—	—	86
Total other consumer	115,736	106,936	41,598	26,532	27,102	58,915	795	—	377,614
Year-to-date gross charge-offs	97	115	20	51	56	243	—	—	582
Total Loans	$624,674	$1,040,686	$463,824	$300,968	$362,098	$937,458	$71,369	$1,778	$3,802,855
Total year-to-date gross charge-offs	$164	$1,238	$7,420	$1,420	$808	$834	$—	$—	$11,884
1 Balance in “Substandard” is partially guaranteed by the U.S. government.

The following tables present the Company’s loan portfolio delinquency analysis as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$111,199	$111,199
Owner-occupied commercial real estate	—	—	—	—	56,461	56,461
Investor commercial real estate	—	—	—	—	260,614	260,614
Construction	—	—	—	—	340,954	340,954
Single tenant lease financing	—	—	—	—	932,148	932,148
Public finance	—	—	—	—	462,730	462,730
Healthcare finance	—	—	—	—	190,287	190,287
Small business lending[1]	3,180	1,755	6,779	11,714	286,931	298,645
Franchise finance	1,938	3,651	7,300	12,889	537,553	550,442
Residential mortgage	1,216	1,570	2,647	5,433	373,268	378,701
Home equity	—	—	—	—	20,264	20,264
Other consumer	164	11	—	175	404,213	404,388
Total	$6,498	$6,987	$16,726	$30,211	$3,976,622	$4,006,833
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$40	$21	$—	$61	$129,288	$129,349
Owner-occupied commercial real estate	—	—	—	—	57,286	57,286
Investor commercial real estate	—	—	—	—	132,077	132,077
Construction	—	—	—	—	261,750	261,750
Single tenant lease financing	—	—	—	—	936,616	936,616
Public finance	—	—	—	—	521,764	521,764
Healthcare finance	—	—	—	—	222,793	222,793
Small business lending[1]	2,680	57	2,794	5,531	212,975	218,506
Franchise finance	—	2,923	303	3,226	522,557	525,783
Residential mortgage	70	709	1,663	2,442	393,206	395,648
Home equity	—	—	—	—	23,669	23,669
Other consumer	223	68	53	344	377,270	377,614
Total	$3,013	$3,778	$4,813	$11,604	$3,791,251	$3,802,855
1 Balance is partially guaranteed by the U.S. government.

Loans are reclassified to a non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the allowance for credit losses. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance. The Company recognized less than $0.1 million in interest income on nonaccrual loans for both the three and nine months ended September 30, 2024 and September 30, 2023.

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	September 30, 2024			December 31, 2023
(in thousands)	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Small business lending[1]	$11,364	$888	$61	$6,824	$904	$—
Franchise finance	6,515	—	785	303	—	—
Residential mortgage	3,169	3,169	568	1,911	1,911	838
Other consumer	16	16	—	86	86	—
Total loans	$21,064	$4,073	$1,414	$9,124	$2,901	$838
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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$—	$—	$1,654	$1,654	$—
Small business lending[1]	1,192	—	8,147	9,339	5,337
Franchise finance	6,515	—	—	6,515	2,017
Residential mortgage	—	3,169	—	3,169	—
Other consumer loans	—	—	16	16	—
Total loans	$7,707	$3,169	$9,817	$20,693	$7,354
1 Balance is partially guaranteed by the U.S. government.

	December 31, 2023
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$—	$—	$1,654	$1,654	$—
Small business lending[1]	2,875	1,210	2,226	6,311	2,391
Residential mortgage	—	1,911	—	1,911	—
Other consumer loans	—	—	86	86	—
Total loans	$2,875	$3,121	$3,966	$9,962	$2,391
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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other-than-insignificant payment delays, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company had three loan modifications made to borrowers experiencing financial difficulty during both the three and nine months ended September 30, 2024. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

The following tables present loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024.

(in thousands)
Three Months Ended September 30, 2024	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	4,028	4,028	0.7%
Total loans	$7,759	$7,759

(in thousands)
Nine Months Ended September 30, 2024	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	4,028	4,028	0.7%
Total loans	$7,759	$7,759

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty. As of September 30, 2024, the Company had no commitments to lend additional funds to these borrowers included in the table below.

(in thousands)
Three Months Ended September 30, 2024 - Payment Delay
Loan Type	Financial Effect
Investor commercial real estate	Forbearance average of 9 months.
Franchise finance	Forbearance average of 7 months.

(in thousands)
Nine Months Ended September 30, 2024 - Payment Delay
Loan Type	Financial Effect
Investor commercial real estate	Forbearance average of 9 months.
Franchise finance	Forbearance average of 7 months.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2024.

(in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Investor commercial real estate	$3,731	$—	$—
Franchise finance	4,028	—	—
Total loans	$7,759	$—	$—

No modified loans defaulted during the three and nine months ended September 30, 2024.

Other Real Estate Owned

The Company had $0.3 million in other real estate owned (“OREO”) as of September 30, 2024. The Company had $0.4 million in other real estate owned (“OREO”) as of December 31, 2023, which consisted of two residential mortgage properties. There were seven loans totaling $1.9 million and one loan totaling $0.8 million, in the process of foreclosure at September 30, 2024 and December 31, 2023, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2024 and December 31, 2023.

(in thousands)	September 30, 2024	December 31, 2023
Land	$5,598	$5,598
Construction in process	382	1,119
Right of use leased asset	203	66
Building and improvements	62,583	60,699
Furniture and equipment	21,677	20,836
Less: accumulated depreciation	(18,293)	(14,855)
Total	$72,150	$73,463

Note 6:        Goodwill

As of September 30, 2024 and December 31, 2023, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2024 or September 30, 2023. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2024. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 2024 and 2023 are shown in the table below.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Balance, beginning of period	$13,009	$8,251
Additions:
Originated	2,499	1,585
Subtractions
Paydowns:	(689)	(408)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(157)	151
Loan servicing asset revaluation	$(846)	$(257)
Balance, end of period	$14,662	$9,579

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Balance, beginning of period	$10,567	$6,255
Additions:
Originated	6,204	3,994
Subtractions
Paydowns:	(2,097)	(1,275)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(12)	605
Loan servicing asset revaluation	$(2,109)	$(670)
Balance, end of period	$14,662	$9,579

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2024 and December 31, 2023 are shown in the table below.

(in thousands)	September 30, 2024	December 31, 2023
Loan portfolios serviced for:
SBA guaranteed loans	$783,276	$531,927
Total	$783,276	$531,927

Loan servicing revenue totaled $1.6 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $2.7 million for the three and nine months ended September 30, 2023, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $0.8 million and $2.1 million downward valuation for the three and nine months ended September 30, 2024, respectively, and a $0.3 million and $0.7 million downward valuation for both the three and nine months ended September 30, 2023, respectively.

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

Note 8:        Subordinated Debt

In June 2019, the Company issued $37.0 million aggregate principal amount of 6.0% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) in a public offering. The 2029 Notes bear interest at a floating rate equal to three-month Term SOFR plus 4.376%. All interest on the 2029 Notes is payable quarterly. The 2029 Notes are scheduled to mature on June 30, 2029. The 2029 Notes are unsecured subordinated obligations of the Company and may be repaid at any time, without penalty. The 2029 Notes are intended to qualify as Tier 2 capital under regulatory guidelines.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(743)	$37,000	$(862)
2030 Notes	10,000	(143)	10,000	(160)
2031 Notes	60,000	(1,043)	60,000	(1,140)
Total	$107,000	$(1,929)	$107,000	$(2,162)

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

Award Activity Under 2022 Plan

The Company recorded $0.4 million and $1.1 million of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, related to stock-based awards under the 2022 Plan. The Company recorded $0.2 million and $0.6 million of share-based compensation expense for the three and nine months ended September 30, 2023, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the nine months ended September 30, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	72,354	$24.61	30,030	$11.18	—	$—
Granted	75,222	24.13	12,040	31.46	—	—
Cancelled/Forfeited	(1,290)	24.37	—	—	—	—
Vested	(14,294)	24.52	(30,030)	11.18	—	—
Unvested at September 30, 2024	131,992	$24.35	12,040	$31.46	—	$—

At September 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.4 million with a weighted-average expense recognition period of 1.8 years.

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

Award Activity Under 2013 Plan

The Company recorded $0.1 million and $0.2 million of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, related to stock-based awards under the 2013 Plan. The Company recorded less than $0.2 million and $0.3 million of share-based compensation expense for the three and nine months ended September 30, 2023, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the nine months ended September 30, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2023	53,985	$39.86	—	$—	—	$—
Cancelled/Forfeited	(22,806)	30.45	—	—	—	—
Vested	(8,089)	46.64	—	—	—	—
Unvested at September 30, 2024	23,090	$46.69	—	$—	—	$—

At September 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards under the 2013 Plan was $0.1 million with a weighted-average expense recognition period of 0.3 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2024.

Deferred Stock Rights
Outstanding, beginning of period	28,538
Granted	213
Outstanding, end of period	28,751

All deferred stock rights granted during the 2024 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2024 and December 31, 2023, the Company had outstanding loan commitments totaling approximately $707.5 million and $755.4 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of September 30, 2024 or December 31, 2023.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2024 or December 31, 2023.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

		September 30, 2024 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$88,316	$—	$88,316	$—
Municipal securities	65,423	—	65,423	—
Agency mortgage-backed securities - residential	265,853	—	265,853	—
Agency mortgage-backed securities - commercial	64,934	—	64,934	—
Private label mortgage-backed securities - residential	34,536	—	34,536	—
Asset-backed securities	18,341	—	18,341	—
Corporate securities	37,854	—	37,854	—
Total available-for-sale securities	$575,257	$—	$575,257	$—
Servicing asset	14,662	—	—	14,662
Interest rate swap agreements	2,079	—	2,079	—
Interest rate swap agreements - assets (back-to-back)	700	—	700	—
Interest rate swap agreements - liabilities (back-to-back)	(700)	—	(700)	—

		December 31, 2023 Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$95,177	$—	$95,177	$—
Municipal securities	68,446	—	68,446	—
Agency mortgage-backed securities - residential	206,649	—	206,649	—
Agency mortgage-backed securities - commercial	38,885	—	38,885	—
Private label mortgage-backed securities - residential	20,779	—	20,779	—
Asset-backed securities	8,081	—	8,081	—
Corporate securities	36,838	—	36,838	—
Total available-for-sale securities	$474,855	$—	$474,855	$—
Servicing asset	10,567	—	—	10,567
Interest rate swap agreements	5,139	—	5,139	—
Interest rate swap agreements - assets (back-to-back)	677	—	677	—
Interest rate swap agreements - liabilities (back-to-back)	(677)	—	(677)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance as of July 1, 2024	$13,009	$—
Total realized gains
Additions:
Originated	2,499	—
Subtractions:
Paydowns	(689)	—
Change in fair value	(157)	—
Balance, September 30, 2024	$14,662	$—

Balance as of July 1, 2023	$8,251	$—
Total realized gains
Additions:
Originated	1,585	—
Subtractions:
Paydowns	(408)	—
Change in fair value	151	—
Balance, September 30, 2023	$9,579	$—

	Nine Months Ended
(in thousands)	Servicing Asset	Interest Rate Lock Commitments
Balance, January 1, 2024	$10,567	$—
Total realized gains
Additions:
Originated	6,204	—
Subtractions:		—
Paydowns	(2,097)	—
Change in fair value	(12)	—
Balance, September 30, 2024	$14,662	$—

Balance, January 1, 2023	$6,255	$133
Total realized gains
Additions:
Originated	3,994	—
Subtractions:
Paydowns	(1,275)	—
Change in fair value	605	(133)
Balance, September 30, 2023	$9,579	$—

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2024 and December 31, 2023.

		September 30, 2024
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$7,221	$—	$—	$7,221

		December 31, 2023
(in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,799	$—	$—	$2,799
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$7,221	Fair value of collateral	Discount for type of property and current market conditions	0%- 90%	21%
Servicing asset	14,662	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.6% 14%

(dollars in thousands)	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$2,799	Fair value of collateral	Discount for type of property and current market conditions	0% - 90%	28%
Servicing asset	10,567	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2024 or December 31, 2023.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2024 and December 31, 2023.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	September 30, 2024 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$712,479	$712,479	$712,479	$—	$—
Securities held-to-maturity, net	263,320	249,618	—	249,618	—
Loans held-for-sale (best efforts pricing agreements)	32,996	32,996	—	32,996	—
Net loans	3,990,159	3,854,166	—	—	3,854,166
Accrued interest receivable	27,750	27,750	27,750	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,797,710	4,818,679	1,902,494	—	2,916,185
Advances from Federal Home Loan Bank	515,000	516,348	—	516,348	—
Subordinated debt	105,071	107,767	37,725	70,042	—
Accrued interest payable	2,808	2,808	2,808	—	—

	December 31, 2023 Fair Value Measurements Using
(in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$405,898	$405,898	$405,898	$—	$—
Securities held-to-maturity	227,153	207,572	—	207,572	—
Loans held-for-sale (best efforts pricing agreements)	22,052	22,052	—	22,052	—
Net loans	3,801,446	3,611,909	—	—	3,611,909
Accrued interest receivable	26,746	26,746	26,746	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,066,973	4,059,447	1,796,123	—	2,263,324
Advances from Federal Home Loan Bank	614,934	605,366	—	605,366	—
Subordinated debt	104,838	102,632	32,560	70,072	—
Accrued interest payable	3,848	3,848	3,848	—	—

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

During both the three and nine months ended September 30, 2024, the Company had no mortgage loans held-for-sale or sold mortgage loans into the secondary market. During the three months ended September 30, 2023, the Company had no mortgage loans held-for-sale and sold mortgage loans into the secondary market. During the nine months ended September 30, 2023, the Company originated $36.3 million of mortgage loans held-for-sale and sold $46.5 million of mortgage loans, respectively, into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table presents the components of income from mortgage banking activities for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gain on loans sold	$—	$—	$—	$471
Loss resulting from the change in fair value of loans held-for-sale	—	—	—	(143)
Loss resulting from the change in fair value of derivatives	—	—	—	(252)
Net revenue from mortgage banking activities	$—	$—	$—	$76

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

The following table presents amounts that were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 30, 2024 and December 31, 2023.

(in thousands)	Carrying amount of the hedged asset		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the condensed consolidated balance sheets in which the hedged item is included	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Securities available-for-sale [1]	$67,410	$69,504	$(112)	$(1,143)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The designated hedged items were $50.0 million at both September 30, 2024 and December 31, 2023.

The following tables present a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company’s asset/liability management activities at September 30, 2024 and December 31, 2023, identified by the underlying interest rate-sensitive instruments.

(dollars in thousands) September 30, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.1	$123	3-month SOFR	2.33%
Total swap portfolio at September 30, 2024	$50,000	0.1	$123	3-month SOFR	2.33%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Instruments Associated With			Fair Value	Receive	Pay
Securities available-for-sale	$50,000	0.8	$1,153	3-month SOFR	2.33%
Total swap portfolio at December 31, 2023	$50,000	0.8	$1,153	3-month SOFR	2.33%

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and nine months ended September 30, 2024 and 2023, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 9.8 years as of September 30, 2024. The Company had amortization expense totaling $1.6 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $1.5 million and $3.5 million for the three and nine months ended September 30 2023, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company’s asset/liability management activities at September 30, 2024 and December 31, 2023.

(dollars in thousands) September 30, 2024	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	2.3	$1,956	3-month SOFR	2.88%

(dollars in thousands) December 31, 2023	Notional Value	Weighted- Average Remaining Maturity (years)		Weighted-Average Ratio
Cash Flow Hedges			Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.1	$3,596	3-month SOFR	2.88%
Interest rate swaps	40,000	0.4	390	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. The Company received $1.6 million and $5.2 million of cash collateral from counterparties as security for their obligations related to these swap transactions at September 30, 2024 and December 31, 2023. The Company had no pledged cash collateral as of September 30, 2024 and December 31, 2023 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$50,000	$123	$50,000	$1,153
Interest rate swaps associated with liabilities	110,000	1,956	150,000	3,986
Derivatives not designated as hedging instruments
Back-to-back swaps	18,885	700	1,778	677
Total contracts	$178,885	$2,779	$201,778	$5,816
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$18,885	$(700)	$1,778	$(677)
Total contracts	$18,885	$(700)	$1,778	$(677)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2024 and 2023.

	Amount of (Loss) Gain Recognized in Other Comprehensive Income in The Three Months Ended		Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) in The Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate swap agreements	$(2,670)	$740	$(2,030)	$664

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.

	Amount of Loss Recognized in the Three Months Ended		Amount of Loss Recognized in the Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$—	$(133)
Forward contracts	—	—	—	(119)

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023.

(in thousands) Line item in the condensed consolidated statements of operations	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income
Securities - non-taxable	$421	$407	$1,250	$1,055
Total interest income	421	407	1,250	1,055
Interest expense
Deposits	—	(372)	(424)	(1,330)
Other borrowed funds	(782)	(748)	(2,304)	(1,865)
Total interest expense	(782)	(1,120)	(2,728)	(3,195)
Net interest income	$1,203	$1,527	$3,978	$4,250

Note 14:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2024 and 2023, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges
Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	7,995	—	(2,030)	5,965
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	607	—	607
Other comprehensive gain (loss) before tax	7,995	607	(2,030)	6,572
Income tax provision (benefit)	1,841	149	(467)	1,523
Other comprehensive gain (loss) - net of tax	6,154	458	(1,563)	5,049
Balance, September 30, 2024	$(24,020)	$(2,481)	$2,175	$(24,326)

Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(11,006)	—	664	(10,342)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	537	—	537
Other comprehensive (loss) gain before tax	(11,006)	537	664	(9,805)
Income tax (benefit) provision	(2,537)	140	153	(2,244)
Other comprehensive (loss) gain - net of tax	(8,469)	397	511	(7,561)
Balance, September 30, 2023	$(44,300)	$(3,122)	$6,225	$(41,197)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended September 30, 2024 and 2023, respectively, are presented in the table below.

(in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, July 1, 2024	$(32,198)	$(2,620)	$4,231	$(30,587)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	10,620	—	(2,670)	7,950
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	185		185
Other comprehensive gain (loss) before tax	10,620	185	(2,670)	8,135
Income tax provision (benefit)	2,442	46	(614)	1,874
Other comprehensive income (loss) - net of tax	8,178	139	(2,056)	6,261
Balance, September 30, 2024	$(24,020)	$(2,481)	$2,175	$(24,326)

Balance, July 1, 2023	$(35,592)	$(3,250)	$5,656	$(33,186)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(11,308)	—	740	(10,568)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	173	—	173
Other comprehensive (loss) gain before tax	(11,308)	173	740	(10,395)
Income tax (benefit) provision	(2,600)	45	171	(2,384)
Other comprehensive (loss) income - net of tax	(8,708)	128	569	(8,011)
Balance, September 30, 2023	$(44,300)	$(3,122)	$6,225	$(41,197)

Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Amounts Reclassified from Accumulated Other Comprehensive Loss for the		Affected Line Item in the Statements of Operations
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(185)	(173)	$(607)	$(537)	Interest income
Total amount reclassified before tax	(185)	(173)	(607)	(537)	Income before income taxes
Tax benefit	(46)	(45)	(149)	(140)	Income tax provision (benefit)
Total reclassifications from accumulated other comprehensive loss	$(139)	$(128)	$(458)	$(397)	Net income

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing $371.0 million in SBA 7(a) loans during the nine months ended September 30, 2024, and ranked as the 8th largest SBA 7(a) lender for the SBA’s 2024 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

As of September 30, 2024, the Company had consolidated assets of $5.8 billion, consolidated deposits of $4.8 billion and stockholders’ equity of $385.1 million.

Results of Operations

During the third quarter 2024, net income was $7.0 million, or $0.80 diluted earnings per share, compared to net income of $3.4 million, or $0.39 diluted earnings per share, during the third quarter 2023, representing an increase in net income of $3.6 million, or 105.0%, and an increase in diluted earnings per share of $0.41, or 105.1%. During the nine months ended September 30, 2024, net income was $17.9 million, or $2.05 diluted earnings per share, compared to the nine months ended September 30, 2023 net income of $4.3 million, or $0.48 per diluted share, resulting in an increase in net income of $13.7 million, or 319.9%, and an increase in diluted earnings per share of $1.57, or 327.1%.

The $3.6 million increase in net income for the third quarter 2024 compared to the third quarter 2023 was due primarily to a $4.6 million, or 62.4%, increase in noninterest income and a $4.4 million, or 25.2%, increase in net interest income, partially offset by increases of $3.0 million, or 15.4%, in noninterest expense, $1.4 million, or 74.2%, in the provision for credit losses and $0.9 million in income tax expense.

The $13.7 million increase in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to a $12.7 million, or 67.7%, increase in noninterest income, an $8.7 million, or 15.8%, increase in net interest income and a $3.2 million, or 24.4%, decrease in provision for credit losses, partially offset by increases of $6.8 million, or 11.4%, in noninterest expense and $4.2 million in income tax expense.

During the third quarter 2024, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.50%, 7.32%, and 7.41%, respectively, compared to 0.26%, 3.79%, and 3.84%, respectively, for the third quarter 2023. During the nine months ended September 30, 2024, ROAA, ROAE and ROATCE were 0.45%, 6.42%, and 6.51%, respectively, compared to 0.12%, 1.59%, and 1.61%, respectively, for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company recognized $0.5 million in IT termination fees and $0.1 million in anniversary expenses. Excluding these items, adjusted net income for the nine months ended September 30, 2024 was $18.4 million and adjusted diluted earnings per share was $2.10. Additionally, for the nine months ended September 30, 2024, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.46%, 6.58% and 6.67%, respectively.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the nine months ended September 30, 2023. The Company also recognized $0.1 million of mortgage banking revenue during the nine months ended September 30, 2023.

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

Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the nine months ended September 30, 2023 was $12.1 million and adjusted diluted earnings per share was $1.35. Additionally, for the nine months ended September 30, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.34%, 4.50% and 4.56%, respectively

Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,029,360	$59,792	5.90%	$3,936,723	$57,094	5.83%	$3,701,072	$48,898	5.24%
Securities - taxable	713,992	6,953	3.87%	670,502	6,476	3.88%	550,208	4,301	3.10%
Securities - non-taxable	78,417	1,042	5.29%	74,035	970	5.27%	72,012	912	5.02%
Other earning assets	526,384	7,203	5.44%	469,045	6,421	5.51%	653,375	8,904	5.41%
Total interest-earning assets	5,348,153	74,990	5.58%	5,150,305	70,961	5.54%	4,976,667	63,015	5.02%

Allowance for credit losses - loans	(44,572)			(41,362)			(35,601)
Noninterest-earning assets	220,329			223,833			196,408
Total assets	$5,523,910			$5,332,776			$5,137,474

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$511,446	$2,880	2.24%	$474,124	$2,567	2.18%	$387,517	$2,131	2.18%
Savings accounts	22,774	48	0.84%	22,987	48	0.84%	26,221	56	0.85%
Money market accounts	1,224,680	12,980	4.22%	1,243,011	13,075	4.23%	1,230,746	12,537	4.04%
Fintech - brokered deposits	153,012	1,682	4.37%	119,662	1,299	4.37%	31,891	348	4.33%
Certificates and brokered deposits	2,472,166	29,825	4.80%	2,313,192	27,506	4.78%	2,235,321	25,267	4.48%
Total interest-bearing deposits	4,384,078	47,415	4.30%	4,172,976	44,495	4.29%	3,911,696	40,339	4.09%
Other borrowed funds	620,032	5,810	3.73%	652,176	5,139	3.17%	719,655	5,298	2.92%
Total interest-bearing liabilities	5,004,110	53,225	4.23%	4,825,152	49,634	4.14%	4,631,351	45,637	3.91%
Noninterest-bearing deposits	113,009			116,939			127,540
Other noninterest-bearing liabilities	26,730			20,860			21,882
Total liabilities	5,143,849			4,962,951			4,780,773

Shareholders’ equity	380,061			369,825			356,701
Total liabilities and shareholders’ equity	$5,523,910			$5,332,776			$5,137,474

Net interest income		$21,765			$21,327			$17,378

Interest rate spread [1]			1.35%			1.40%			1.11%
Net interest margin [2]			1.62%			1.67%			1.39%
Net interest margin - FTE [3]			1.70%			1.76%			1.49%

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

	Nine Months Ended
	September 30, 2024			September 30, 2023
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,953,170	$172,321	5.82%	$3,647,243	$139,647	5.12%
Securities - taxable	670,728	19,123	3.81%	531,197	11,742	2.96%
Securities - non-taxable	76,257	2,981	5.22%	72,829	2,570	4.72%
Other earning assets	476,697	19,691	5.52%	499,835	19,211	5.14%
Total interest-earning assets	5,176,852	214,116	5.52%	4,751,104	173,170	4.87%

Allowance for credit losses - loans	(41,526)			(35,784)
Noninterest-earning assets	220,165			190,590
Total assets	$5,355,491			$4,905,910

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$467,054	$7,538	2.16%	$360,573	$4,540	1.68%
Savings accounts	22,760	144	0.85%	31,494	202	0.86%
Money market accounts	1,228,538	38,727	4.21%	1,293,728	37,151	3.84%
Fintech - brokered deposits	119,470	3,912	4.37%	23,246	716	4.12%
Certificates and brokered deposits	2,344,272	83,718	4.77%	1,971,705	59,676	4.05%
Total interest-bearing deposits	4,182,094	134,039	4.28%	3,680,746	102,285	3.72%
Other borrowed funds	662,824	16,251	3.28%	719,577	15,788	2.93%
Total interest-bearing liabilities	4,844,918	150,290	4.14%	4,400,323	118,073	3.59%
Noninterest-bearing deposits	114,425			126,647
Other noninterest-bearing liabilities	23,037			19,535
Total liabilities	4,982,380			4,546,505

Shareholders’ equity	373,111			359,405
Total liabilities and shareholders’ equity	$5,355,491			$4,905,910

Net interest income		$63,826			$55,097

Interest rate spread [1]			1.38%			1.28%
Net interest margin [2]			1.65%			1.55%
Net interest margin - FTE [3]			1.74%			1.66%

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

	Three Months Ended September 30, 2024 vs. June 30, 2024 Due to Changes in			Three Months Ended September 30, 2024 vs. September 30, 2023 Due to Changes in			Nine Months Ended September 30, 2024 vs. September 30, 2023 Due to Changes in
(in thousands)	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$1,786	$912	$2,698	$4,502	$6,392	$10,894	$12,423	$20,251	$32,674
Securities – taxable	588	(111)	477	1,446	1,206	2,652	3,526	3,855	7,381
Securities – non-taxable	68	4	72	81	49	130	127	284	411
Other earning assets	1,303	(521)	782	(2,035)	334	(1,701)	(1,278)	1,758	480
Total	3,745	284	4,029	3,994	7,981	11,975	14,798	26,148	40,946

Interest expense
Interest-bearing deposits	2,791	129	2,920	4,965	2,111	7,076	15,084	16,670	31,754
Other borrowed funds	(1,447)	2,118	671	(3,711)	4,223	512	(1,819)	2,282	463
Total	1,344	2,247	3,591	1,254	6,334	7,588	13,265	18,952	32,217

Increase in net interest income	$2,401	$(1,963)	$438	$2,740	$1,647	$4,387	$1,533	$7,196	$8,729

Net interest income for the third quarter 2024 was $21.8 million, an increase of $4.4 million, or 25.2%, compared to $17.4 million for the third quarter 2023. The increase in net interest income was the result of a $12.0 million, or 19.0%, increase in total interest income to $75.0 million for the third quarter 2024 from $63.0 million for the third quarter 2023, partially offset by a $7.6 million, or 16.6%, increase in total interest expense to $53.2 million for the third quarter 2024 from $45.6 million for the third quarter 2023.

Net interest income for the nine months ended September 30, 2024 was $63.8 million, an increase of $8.7 million, or 15.8%, compared to $55.1 million for the nine months ended September 30, 2023. The increase in net interest income was the result of a $40.9 million, or 23.6%, increase in total interest income to $214.1 million for the nine months ended September 30, 2024 from $173.2 million for the nine months ended September 30, 2023. The increase in total interest income was partially offset by a $32.2 million, or 27.3%, increase in total interest expense to $150.3 million for the nine months ended September 30, 2024 from $118.1 million for the nine months ended September 30, 2023.

The increase in total interest income for the third quarter 2024 compared to third quarter 2023 was due primarily to an increase in interest earned on loans, resulting from an increase of 66 bps in the yield earned on loans, including loans held-for-sale, as well as an increase of $328.3 million, or 8.9%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $170.2 million, or 27.4%, and the yield earned on the securities portfolio increased 69 bps for the third quarter 2024 compared to the third quarter 2023. The increase in the yields earned on loans and securities was due to the impact of the continued elevated interest rate environment on existing interest-earning assets. The yield on funded portfolio loan originations was 8.85% for the third quarter 2024, a decrease of 7 bps compared to the third quarter 2023.

The increase in total interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to an increase in interest earned on loans resulting from an increase of 70 bps in the yield earned on loans, including loans held-for-sale, as well as an increase of $305.9 million, or 8.4%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $143.0 million, or 23.7%, and the yield earned on the securities portfolio increased 78 bps for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Furthermore, the yield on other earning assets increased 38 bps, partially offset by a $23.1 million, or 4.6%, decrease in the average balance of other earning assets. The increase in the yield earned on loans, securities and other earning assets was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earning assets. The yield on funded portfolio loan originations was 8.85% for the nine months ended September 30, 2024, an increase of 56 bps compared to the nine months ended September 30, 2023.

The increase in total interest expense for the third quarter 2024 compared to the third quarter 2023 was due primarily to increases of $4.6 million, or 18.0%, in interest expense associated with certificates and brokered deposits, $1.3 million, or 383.3%, in interest expense associated with fintech - brokered deposits and $0.7 million, or 35.1%, in interest expense associated with interest-bearing demand deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 32 bps in the cost of these deposits, as well as an increase of $236.8 million, or 10.6%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost balances throughout 2023 and 2024. The increase in interest expense related to fintech - brokered deposits was driven by an increase of 4 bps in the cost of these deposits, as well as an increase of $121.1 million, or 379.8%, in the average balance of these deposits. The increase in interest expense related to interest-bearing demand deposits was driven by an increase of 6 bps in the cost of these deposits, as well as an increase of $123.9 million, or 32.0%, in the average balance of these deposits. The increase in the cost of funds reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

The increase in total interest expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due primarily to increases of $24.0 million, or 40.3%, in interest expense associated with certificates and brokered deposits, $3.2 million, or 446.4%, in interest expense associated with fintech - brokered deposits, $3.0 million, or 66.0%, in interest expense associated with interest-bearing demand deposits, and $1.6 million, or 4.2%, in interest expense associated with money market accounts. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 72 bps in the cost of these deposits, as well as an increase of $372.6 million, or 18.9%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2024, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost balances throughout 2023 and 2024. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 48 bp increase in the cost of these deposits, as well as an increase of $106.5 million, or 29.5%, in the average balance of these deposits. The increase in interest expense related to fintech - brokered deposits was driven primarily by an increase of 25 bps in the cost of these deposits, as well as an increase of $96.2 million, or 413.9%, in the average balance of these deposits. The increase in interest expense related to money market accounts was driven primarily by an increase of 37 bps in the cost of these deposits, partially offset by a decrease of $65.2 million, or 5.0%, in the average balance of these deposits. The increase in the cost of funds reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

Overall, the cost of total interest-bearing liabilities for the third quarter 2024 increased 32 bps to 4.23% from 3.91% for the third quarter 2023. The cost of total interest-bearing liabilities for the nine months ended September 30, 2024 increased 55 bps to 4.14% from 3.59% for the nine months ended September 30, 2023. The increase in the cost of funds for the three and nine months ended September 30, 2024 reflects the impact of the continued elevated interest rate environment throughout 2023 and 2024.

Net interest margin (“NIM”) was 1.62% for the third quarter 2024 compared to 1.39% for the third quarter 2023, an increase of 23 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.70% for the third quarter 2024 compared to 1.49% for the third quarter 2023, an increase of 21 bps. NIM was 1.65% for the nine months ended September 30, 2024 compared to 1.55% for the nine months ended September 30, 2023, an increase of 10 bps. FTE NIM was 1.74% for the nine months ended September 30, 2024 compared to 1.66% for the nine months ended September 30, 2023, an increase of 8 bps.

The increase in the third quarter 2024 NIM and FTE NIM compared to the third quarter 2023 reflects the increase in earning asset yields noted above outpacing the increase in the cost of interest-bearing liabilities. The increase in NIM and FTE NIM for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflects the decelerating pace of increase in the cost of interest-bearing deposits and the Company’s focus on shifting the loan composition towards variable rate and higher-yielding products.

Noninterest Income

The following table presents noninterest income for the last five completed fiscal quarters and the nine months ended September 30, 2024 and 2023.

	Three Months Ended					Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Service charges and fees	$245	$246	$220	$216	$208	$711	$635
Loan servicing revenue	1,570	1,470	1,323	1,134	1,064	4,363	2,699
Loan servicing asset revaluation	(846)	(829)	(434)	(793)	(257)	(2,109)	(670)
Mortgage banking activities	—	—	—	—	—	—	76
Gain on sale of loans	9,933	8,292	6,536	6,028	5,569	24,761	14,498
Other	1,127	1,854	702	816	823	3,683	1,486
Total noninterest income	$12,029	$11,033	$8,347	$7,401	$7,407	$31,409	$18,724

During the third quarter 2024, noninterest income was $12.0 million, representing an increase of $4.6 million, or 62.4%, compared to $7.4 million for the third quarter 2023. The increase in noninterest income was due primarily to increases in gain on sale of loans and other income, partially offset by a decrease in net loan servicing revenue. The increase of $4.4 million, or 78.4%, in gain on sale of loans was due primarily to an increase in U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales. The increase of $0.3 million, or 36.9%, in other income was due primarily to distributions from fund investments. The decrease in net loan servicing was due to the fair value adjustment to the loan servicing asset.

During the nine months ended September 30, 2024, noninterest income was $31.4 million, an increase of $12.7 million, or 67.7%, compared to $18.7 million for the nine month ended September 30, 2023. The increase in noninterest income was due primarily to increases in gain on sale of loans, other income and net loan servicing revenue. The increase of $10.3 million, or 70.8%, in gain on sale of loans was due primarily to an increase in SBA 7(a) guaranteed loan sales. The increase of $2.2 million, or 147.8%, in other income was due primarily to distributions from fund investments. The increase in net loan servicing revenue was due to growth in the balance of the Company’s SBA 7 (a) servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset.

Noninterest Expense

The following table presents noninterest expense for the last five completed fiscal quarters and the nine months ended September 30, 2024 and 2023.

	Three Months Ended						Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023		September 30, 2024	September 30, 2023
Salaries and employee benefits	$13,456	$12,462	$11,796	$11,055	$11,767		$37,714	$34,267
Marketing, advertising and promotion	548	609	736	518	500		1,893	2,049
Consulting and professional services	902	1,022	853	893	552		2,777	2,189
Data processing	675	606	564	493	701		1,845	1,880
Loan expenses	1,524	1,597	1,445	1,371	1,336		4,566	4,385
Premises and equipment	2,918	3,154	2,826	2,846	2,315		8,898	7,753
Deposit insurance premium	1,219	1,172	1,145	1,334	1,067		3,536	2,546
Other	1,552	1,714	1,658	1,546	1,518		4,924	4,311
Total noninterest expense	$22,794	$22,336	$21,023	$20,056	$19,756	19756000	$66,153	$59,380

Noninterest expense for the third quarter 2024 was $22.8 million, compared to $19.8 million for the third quarter 2023. The increase of $3.0 million, or 15.4%, was due primarily to increases of $1.7 million in salaries and employee benefits, $0.6 million in premises and equipment, $0.4 million in consulting and professional fees, $0.2 million in loan expenses, and $0.2 million in deposit insurance premium. The increase in salaries and employee benefits was due primarily to higher small business lending incentive compensation, as well as staff additions in small business lending and risk management. The increase in premises and equipment was due primarily to property taxes, as well as software maintenance expense. The increase in consulting and professional fees was due primarily to increased consulting and audit fees. The increase in loan expenses was due primarily to higher third-party loan servicing fees and other miscellaneous lending costs. The increase in deposit insurance premium was due to asset growth and changes in the composition of the loan and deposit portfolios.

Noninterest expense for the nine months ended September 30, 2024 was $66.2 million, compared to $59.4 million for the nine months ended September 30, 2023. The increase of $6.8 million, or 11.4%, was due primarily to increases of $3.4 million in salaries and employee benefits, $1.1 million in premises and equipment, $1.0 million in deposit insurance premium, $0.6 million in other expenses and $0.6 million in consulting and professional fees. In the first quarter 2023, the Company incurred $2.2 million in severance costs as a result of its decision to exit the mortgage business. In the second quarter 2024, the Company incurred $0.1 million in non-recurring anniversary expenses. Excluding these costs, salaries and employee benefits increased $6.4 million, or 20.4%. The increase in salaries and employee benefits was due primarily to higher small business lending incentive compensation and staff additions in small business lending and risk management, as well as higher incentive compensation accruals based on the increase in net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in premises and equipment was due primarily to non-recurring IT termination fees, property taxes and software maintenance expense. The increase in deposit insurance premium was due primarily to year-over-year asset growth and changes in the composition of the loan and deposit portfolios. The increase in other expenses was due primarily to various expenses, none of which were individually significant. The increase in consulting and professional fees was due primarily to increased consulting and audit fees.

The Company recorded an income tax provision of $0.6 million and an effective tax rate of 8.1% for the third quarter 2024, compared to an income tax benefit of $0.3 million for the third quarter 2023. The Company recorded an income tax provision of $1.3 million and an effective tax rate of 6.6% for the nine months ended September 30, 2024, compared to an income tax benefit of $2.9 million for the nine months ended September 30, 2023. The income tax benefits recognized during 2023 reflect the benefit of tax exempt income relative to stated pre-tax income, as well as the impact on pre-tax income from mortgage exit costs and the partial charge-off of a commercial and industrial participation loan during the nine months ended September 30, 2023.

Financial Condition

The following table presents summary balance sheet data for the last five completed fiscal quarters.

(in thousands)
Balance Sheet Data:	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023		September 30, 2023
Total assets	$5,823,259	$5,343,302	$5,340,667	$5,167,572		$5,169,023
Loans	4,035,880	3,961,146	3,909,804	3,840,220		3,735,068
Total securities	838,577	758,921	718,169	702,008	—	682,755
Loans held-for-sale	32,996	19,384	22,589	22,052		31,669
Noninterest-bearing deposits	111,591	126,438	130,760	123,464		125,265
Interest-bearing deposits	4,686,119	4,147,484	4,143,008	3,943,509		3,958,280
Total deposits	4,797,710	4,273,922	4,273,768	4,066,973		4,083,545
Advances from Federal Home Loan Bank	515,000	575,000	574,936	614,934		614,933
Total shareholders’ equity	385,129	371,953	366,739	362,795		347,744

Total assets increased $655.7 million, or 12.7%, to $5.8 billion at September 30, 2024 compared to $5.2 billion at December 31, 2023. The increase was due primarily to increases in cash balances, securities and loans.

As of September 30, 2024, total shareholders’ equity was $385.1 million, an increase of $22.3 million, or 6.2%, compared to December 31, 2023. The increase in shareholders’ equity was due primarily to the net income earned during the nine months ended September 30, 2024 and a decrease in accumulated other comprehensive loss, as unrealized losses on securities decreased during 2024. Tangible common equity totaled $380.4 million as of September 30, 2024, representing an increase of $22.3 million, or 6.2%, compared to December 31, 2023. The ratio of total shareholders’ equity to total assets decreased to 6.61% as of September 30, 2024 from 7.02% as of December 31, 2023, and the ratio of tangible common equity to tangible assets decreased to 6.54% as of September 30, 2024 from 6.94% as of December 31, 2023.

Book value per common share increased 5.9% to $44.43 as of September 30, 2024 from $41.97 as of December 31, 2023. Tangible book value per share increased 5.9% to $43.89 as of September 30, 2024 from $41.43 as of December 31, 2023. The increase in both book value per common share and tangible book value per share was driven primarily by the increases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

    The following table presents a summary of the Company’s loan portfolio for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2024		June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023
Commercial loans
Commercial and industrial	$111,199	2.8%	$115,585	2.9%	$133,897	3.4%	$129,349	3.4%	$114,265	3.1%
Owner-occupied commercial real estate	56,461	1.4%	58,089	1.5%	57,787	1.5%	57,286	1.5%	58,486	1.6%
Investor commercial real estate	260,614	6.5%	188,409	4.8%	128,276	3.3%	132,077	3.4%	129,831	3.5%
Construction	340,954	8.4%	328,922	8.3%	325,597	8.3%	261,750	6.8%	252,105	6.7%
Single tenant lease financing	932,148	23.1%	927,462	23.4%	941,597	24.1%	936,616	24.4%	933,873	25.0%
Public finance	462,730	11.5%	486,200	12.3%	498,262	12.7%	521,764	13.6%	535,960	14.3%
Healthcare finance	190,287	4.7%	202,079	5.1%	213,332	5.5%	222,793	5.8%	235,622	6.3%
Small business lending	298,645	7.4%	270,129	6.8%	239,263	6.1%	218,506	5.7%	192,996	5.2%
Franchise finance	550,442	13.6%	551,133	13.9%	543,122	13.9%	525,783	13.7%	455,094	12.2%
Total commercial loans	3,203,480	79.4%	3,128,008	79.0%	3,081,133	78.8%	3,005,924	78.3%	2,908,232	77.9%
Consumer loans
Residential mortgage	378,701	9.4%	382,549	9.7%	390,009	10.0%	395,648	10.3%	393,501	10.5%
Home equity	20,264	0.5%	21,405	0.5%	22,753	0.6%	23,669	0.6%	23,544	0.6%
Other consumer	404,388	10.0%	396,527	10.0%	380,675	9.7%	377,614	9.8%	369,451	9.9%
Total consumer loans	803,353	19.9%	800,481	20.2%	793,437	20.3%	796,931	20.7%	786,496	21.0%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	29,047	0.7%	32,657	0.8%	35,234	0.9%	37,365	1.0%	40,340	1.1%
Total loans	4,035,880	100.0%	3,961,146	100.0%	3,909,804	100.0%	3,840,220	100.0%	3,735,068	100.0%
Allowance for credit losses - loans	(45,721)		(43,405)		(40,891)		(38,774)		(36,452)
Net loans	$3,990,159		$3,917,741		$3,868,913		$3,801,446		$3,698,616

1 Includes carrying value adjustments of $24.1 million, $25.6 million, $26.9 million, $27.8 million and $29.0 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023 and September 30, 2023, respectively.

Total loans were $4.0 billion as of September 30, 2024, an increase of $195.7 million, or 5.1%, compared to December 31, 2023. Total commercial loan balances were $3.2 billion as of September 30, 2024, up $197.6 million, or 6.6%, from December 31, 2023. Total consumer loan balances were $803.4 million as of September 30, 2024, an increase of $6.4 million, or 0.8%, compared to December 31, 2023. Compared to December 31, 2023, in connection with the Company’s focus on variable rate and higher-yielding products, the increase in commercial loan balances was driven by growth in the investor commercial real estate, small business lending, construction, and franchise finance portfolios. These increases were partially offset by decreases in the public finance and single tenant lease financing portfolios, as well as continued runoff in the healthcare finance portfolio. Additionally, commercial and industrial balances declined due primarily to early payoffs. The slight increase in consumer loan balances was due primarily to new origination activity in the other consumer loans portfolios, partially offset by a decrease in the residential mortgage portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Nonaccrual loans
Commercial loans:
Owner-occupied commercial real estate	$—	$—	$—	$—	$—
Small business lending [1]	11,364	10,246	9,532	6,824	4,443
Franchise finance	6,515	—	295	303	—
Total commercial loans	17,879	10,246	9,827	7,127	4,443
Consumer loans:
Residential mortgage	3,169	2,117	2,309	1,911	1,354
Other consumer	16	54	129	86	88
Total consumer loans	3,185	2,171	2,438	1,997	1,442
Total nonaccrual loans	21,064	12,417	12,265	9,124	5,885

Past Due 90 days and accruing loans
Commercial loans:
Small business lending	61	—	—	—	—
Franchise finance	785	556	230	—	—
Total commercial loans	846	556	230	—	—
Consumer loans:
Residential mortgage	568	—	555	838	—
Other consumer	—	5	—	—	—
Total consumer loans	568	5	555	838	—
Total past due 90 days and accruing loans	1,414	561	785	838	—

Total nonperforming loans	22,478	12,978	13,050	9,962	5,885

Other real estate owned
Residential mortgage	251	—	375	375	106
Total other real estate owned	251	—	375	375	106

Other nonperforming assets	215	77	—	17	78

Total nonperforming assets	$22,944	$13,055	$13,425	$10,354	$6,069

Total nonperforming loans to total loans [2]	0.56%	0.33%	0.33%	0.26%	0.16%
Total nonperforming assets to total assets [2]	0.57%	0.24%	0.25%	0.20%	0.12%
Allowance for credit losses - loans to total loans	1.13%	1.10%	1.05%	1.01%	0.98%
Nonaccrual loans to total loans	0.52%	0.31%	0.31%	0.24%	0.16%
Allowance for credit losses - loans to nonaccrual loans [2]	217.1%	349.6%	333.4%	425.0%	619.4%
Allowance for credit losses - loans to nonperforming loans [2]	203.4%	334.5%	313.3%	389.2%	619.4%
1 Balance of loans are partially guaranteed by the U.S. government.
2 Includes the impact of nonperforming small business lending loans, which are partially guaranteed by the U.S. government.

Total nonperforming loans increased $12.5 million, or 125.6%, to $22.5 million as of September 30, 2024 compared to $10.0 million as of December 31, 2023 due primarily to an increase in nonperforming loans in franchise finance and small business lending during the year. Total nonperforming assets increased $12.6 million, or 121.6%, to $22.9 million as of

September 30, 2024, compared to $10.4 million as of December 31, 2023, due primarily to the increase in nonperforming loans in franchise finance and small business lending mentioned above. As of September 30, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million. As of December 31, 2023, the Company had two residential mortgage properties in OREO with a carrying value of $0.4 million

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for the last five completed fiscal quarters and the nine months ended September 30, 2024 and 2023.

	Three Months Ended					Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of period	$43,405	$40,891	$38,774	$36,452	$36,058	$38,774	$31,737
Adoption of ASU 2016-13 (CECL)	—	—	—	—	—	—	2,962
Balance, beginning of period	43,405	40,891	38,774	36,452	36,058	38,774	34,699
Provision charged to expense	3,858	3,920	2,582	3,478	1,850	10,360	11,976
Losses charged off
Commercial and industrial	—	—	—	—	—	—	6,965
Investor commercial real estate	—	—	—	—	591	—	591
Single tenant lease financing	—	195	—	—	—	195	—
Healthcare finance	—	—	—	580	—	—	25
Small business lending	1,309	573	289	417	751	2,171	2,169
Franchise finance	—	577	—	—	—	577	331
Residential mortgage	17	—	69	84	56	86	56
Other consumer	425	160	175	164	120	760	502
Total losses charged off	1,751	1,505	533	1,245	1,518	3,789	10,639
Recoveries
Commercial and industrial	3	2	2	23	2	7	220
Small business lending	169	65	40	23	14	274	54
Residential mortgage	—	—	1	1	1	1	4
Home equity	3	1	2	1	2	6	5
Other consumer	34	31	23	41	43	88	133
Total recoveries	209	99	68	89	62	376	416
Balance, end of period	$45,721	$43,405	$40,891	$38,774	$36,452	$45,721	$36,452

Net charge-offs	$1,542	$1,406	$465	$1,156	$1,456	$3,413	$10,223

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.01%)	0.00%	(0.01%)	(0.02%)	0.00%	(0.01%)	9.26%
Investor commercial real estate	0.00%	0.00%	0.00%	0.00%	0.59%	0.00%	0.63%
Single tenant lease financing	0.00%	0.04%	0.00%	0.00%	0.00%	0.03%	0.00%
Healthcare finance	0.00%	0.00%	0.00%	0.25%	0.00%	0.00%	0.01%
Small business lending	0.48%	0.37%	0.40%	0.17%	0.50%	0.90%	1.61%
Franchise finance	0.00%	0.21%	0.00%	0.00%	0.00%	0.14%	0.11%
Total commercial net charge-offs	0.05%	0.08%	0.03%	0.03%	0.06%	0.11%	0.46%
Residential mortgage	0.02%	0.00%	0.07%	0.08%	0.06%	0.03%	0.02%
Home equity	(0.02%)	(0.01%)	(0.03%)	0.00%	(0.01%)	(0.04%)	(0.03%)
Other consumer	0.46%	0.20%	0.21%	0.22%	0.18%	0.29%	0.25%
Total consumer net charge-offs	0.07%	0.03%	0.11%	0.03%	0.02%	0.13%	0.07%
Total net charge-offs to average loans	0.15%	0.14%	0.05%	0.12%	0.16%	0.12%	0.38%

    The allowance for credit losses - loans (“ACL”) was $45.7 million as of September 30, 2024, compared to $38.8 million as of December 31, 2023. The increase in the ACL reflects growth and higher coverage ratios in certain portfolios, as well as additional reserves for nonperforming small business lending and franchise finance loans, partially offset by the impact of economic data on forecasted loss rates and qualitative factors for other portfolios. The ACL as a percentage of total loans was 1.13% at September 30, 2024, compared to 1.01% at December 31, 2023. The ACL as a percentage of nonperforming loans decreased to 203.4% as of September 30, 2024, compared to 389.2% as of December 31, 2023, due primarily to the increase in nonperforming loans in small business lending and franchise finance.

Net charge-offs of $1.5 million were recognized during the third quarter 2024, resulting in net charge-offs to average loans of 0.15%, compared to net charge-offs of $1.5 million, or 0.16% of average loans, for the third quarter 2023.

During the nine months ended September 30, 2024, the Company recorded net charge-offs of $3.4 million, compared to net charge-offs of $10.2 million during the nine months ended September 30, 2023. The decrease in net charge-offs for the nine months ended September 30, 2024 was driven primarily by a $6.9 million partial charge-off of a C&I participation loan that was placed on nonaccrual status and charged off during the first quarter 2023.

The provision for credit losses - loans in the third quarter 2024 was $3.9 million, compared to $1.9 million for the third quarter 2023. The increase in the provision for credit losses - loans for the third quarter 2024 was driven primarily by growth and higher coverage ratios in certain loan portfolios, as well as additional reserves related to small business lending and franchise finance loans, partially offset by the impact of economic data on forecasted loss rates and qualitative factors on other portfolios.

Investment Securities Portfolio

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type for the last five completed fiscal quarters.

(in thousands)
Amortized Cost	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$88,990	$88,694	$93,323	$96,404	$98,594
Municipal securities	67,399	68,057	69,289	69,494	69,031
Agency mortgage-backed securities - residential	290,213	262,758	253,181	237,798	235,468
Agency mortgage-backed securities - commercial	65,772	37,986	39,367	40,215	37,931
Private label mortgage-backed securities - residential	34,971	26,709	23,307	21,742	20,292
Asset-backed securities	18,318	8,383	7,417	8,071	6,713
Corporate securities	40,059	37,070	37,081	39,591	39,603
Total available-for-sale	605,722	529,657	522,965	513,315	507,632
Securities held-to-maturity, net carrying value
Municipal securities	12,856	13,368	13,381	13,889	13,900
Agency mortgage-backed securities - residential	207,878	213,440	178,800	166,750	170,524
Agency mortgage-backed securities - commercial	5,722	5,738	5,752	5,767	5,782
Corporate securities	36,864	37,803	37,805	40,747	41,722
Total held-to-maturity, net carrying value	263,320	270,349	235,738	227,153	231,928
Total securities	$869,042	$800,006	$758,703	$740,468	$739,560

(in thousands)
Approximate Fair Value	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Securities available-for-sale
U.S. Government-sponsored agencies	$88,316	$87,746	$92,101	$95,177	$97,178
Municipal securities	65,423	64,412	67,415	68,446	62,772
Agency mortgage-backed securities - residential	265,853	230,045	220,484	206,649	193,096
Agency mortgage-backed securities - commercial	64,934	36,891	38,081	38,885	36,163
Private label mortgage-backed securities - residential	34,536	25,631	22,266	20,779	18,576
Asset-backed securities	18,341	8,429	7,459	8,081	6,703
Corporate securities	37,854	35,418	34,625	36,838	36,339
Total available-for-sale	575,257	488,572	482,431	474,855	450,827
Securities held-to-maturity
Municipal securities	12,247	12,326	12,450	13,040	12,449
Agency mortgage-backed securities - residential	197,298	195,337	161,915	152,642	147,412
Agency mortgage-backed securities - commercial	4,898	4,699	4,560	4,521	4,190
Corporate securities	35,175	35,068	35,295	37,369	37,599
Total held-to-maturity	249,618	247,430	214,220	207,572	201,650
Total securities	$824,875	$736,002	$696,651	$682,427	$652,477

The approximate fair value of available-for-sale investment securities increased $100.4 million, or 21.1%, to $575.3 million as of September 30, 2024, compared to $474.9 million as of December 31, 2023. The increase was due primarily to increases of $59.2 million in agency mortgage-backed securities - residential, $26.0 million in agency mortgage-backed securities - commercial, $13.8 million in private label mortgage-backed securities - residential and $10.3 million in asset-backed securities, partially offset by a decrease of $6.9 million in U.S. Government-sponsored agencies. This increase was caused primarily by new purchase activity within certain available-for-sale portfolios, partially offset by net paydown activity. As of September 30, 2024, the Company had securities with a net carrying value of $263.3 million designated as held-to-maturity, compared to $227.2 million as of December 31, 2023. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Accrued Income and Other Assets

    Accrued income and other assets increased $9.0 million, or 17.6%, to $60.1 million at September 30, 2024, compared to $51.1 million at December 31, 2023. The increase was due primarily to increases of $11.1 million in equity investments and $4.1 million in income tax receivable, partially offset by a decrease of $5.8 million in deferred tax assets.

Accrued Expenses and Other Liabilities

    Accrued expenses and other liabilities increased $3.4 million, or 23.7%, to $17.5 million at September 30, 2024, compared to $14.2 million at December 31, 2023. The increase was due primarily to increases of $1.9 million in accrued salary and benefits, and $1.5 million in other various expenses and liabilities.

Deposits

The following table presents the composition of the Company’s deposit base for the last five completed fiscal quarters.

(dollars in thousands)	September 30, 2024		June 30, 2024		March 31, 2024		December 31, 2023		September 30, 2023
Noninterest-bearing deposits	$111,591	2.3%	$126,438	3.0%	$130,760	3.1%	$123,464	3.0%	$125,265	3.1%
Interest-bearing demand deposits	538,484	11.2%	480,141	11.2%	423,529	9.9%	402,976	9.9%	374,915	9.2%
Savings accounts	21,712	0.5%	22,619	0.5%	23,554	0.6%	21,364	0.5%	23,811	0.6%
Money market accounts	1,230,707	25.7%	1,222,197	28.6%	1,251,230	29.2%	1,248,319	30.8%	1,222,511	29.9%
Fintech - brokered deposits	211,814	4.4%	140,180	3.3%	107,911	2.5%	74,401	1.8%	41,884	1.0%
Certificates of deposits	2,110,618	44.0%	1,829,644	42.8%	1,738,996	40.7%	1,605,156	39.5%	1,624,447	39.8%
Brokered deposits	572,784	11.9%	452,703	10.6%	597,788	14.0%	591,293	14.5%	670,712	16.4%
Total deposits	$4,797,710	100.0%	$4,273,922	100.0%	$4,273,768	100.0%	$4,066,973	100.0%	$4,083,545	100.0%

Total deposits increased $730.7 million, or 18.0%, to $4.8 billion as of September 30, 2024, compared to $4.1 billion as of December 31, 2023. The increase was due primarily to increases of $505.5 million, or 31.5%, in certificates of deposits, $137.4 million, or 184.7%, in fintech - brokered deposits and $135.5 million, or 33.6% in interest-bearing demand deposits, partially offset by decreases of $18.5 million, or 3.1%, in brokered deposits, $17.6 million, or 1.4%, in money market accounts and $11.9 million, or 9.6%, in noninterest-bearing deposits. The increase in certificates of deposits was due primarily to strong consumer and small business demand throughout 2024. The increase in fintech - brokered deposits was driven by higher payments volumes from our fintech partners. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. Using liquidity created by the growth in these deposit channels, the Company was able to pay down higher-cost brokered deposits during 2024.

Uninsured deposit balances represented 24% of total deposits at September 30, 2024, down from 25% at December 31, 2023. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 19% at both September 30, 2024 and December 31, 2023.

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

The following tables present actual and required capital ratios as of September 30, 2024 and December 31, 2023 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2024 and December 31, 2023, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$395,462	9.37%	$295,473	7.00%	N/A	N/A
Bank	471,364	11.22%	294,031	7.00%	$273,028	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	395,462	9.37%	358,789	8.50%	N/A	N/A
Bank	471,364	11.22%	357,037	8.50%	336,035	8.00%
Total capital to risk-weighted assets
Consolidated	540,007	12.79%	443,210	10.50%	N/A	N/A
Bank	518,387	12.34%	441,046	10.50%	420,044	10.00%
Leverage ratio
Consolidated	395,462	7.13%	221,873	4.00%	N/A	N/A
Bank	471,364	8.53%	221,011	4.00%	276,264	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$381,001	9.60%	$277,914	7.00%	N/A	N/A
Bank	464,390	11.73%	277,063	7.00%	$257,273	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	381,001	9.60%	337,467	8.50%	N/A	N/A
Bank	464,390	11.73%	336,434	8.50%	316,644	8.00%
Total capital to risk-weighted assets
Consolidated	525,283	13.23%	416,870	10.50%	N/A	N/A
Bank	503,834	12.73%	415,595	10.50%	395,804	10.00%
Leverage ratio
Consolidated	381,001	7.33%	207,929	4.00%	N/A	N/A
Bank	464,390	8.95%	207,479	4.00%	259,349	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2024 to shareholders of record as of September 30, 2024. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2024, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on December 31, 2024. Under this program, the Company repurchased 559,522 shares of common stock through September 30, 2024, at an average price of $19.06, for a total investment of $10.7 million.

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
The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2024, on a consolidated basis, the Company had $1.3 billion in cash and cash equivalents and investment securities available-for-sale and $33.0 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2024, the Bank had the ability to borrow an additional $1.4 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $2.1 billion and represented 230% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2024, the Company, on an unconsolidated basis, had $9.7 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2024, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $708.3 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2024 totaled $1.4 billion.

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

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Total equity - GAAP	$385,129	$371,953	$366,739	$362,795	$347,744	$385,129	$347,744
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$380,442	$367,266	$362,052	$358,108	$343,057	$380,442	$343,057

Total assets - GAAP	$5,823,259	$5,343,302	$5,340,667	$5,167,572	$5,169,023	$5,823,259	$5,169,023
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,818,572	$5,338,615	$5,335,980	$5,162,885	$5,164,336	$5,818,572	$5,164,336

Common shares outstanding	8,667,894	8,667,894	8,655,854	8,644,451	8,669,673	8,667,894	8,669,673

Book value per common share	$44.43	$42.91	$42.37	$41.97	$40.11	$44.43	$40.11
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$43.89	$42.37	$41.83	$41.43	$39.57	$43.89	$39.57

Total shareholders’ equity to assets	6.61%	6.96%	6.87%	7.02%	6.73%	6.61%	6.73%
Effect of goodwill	(0.07%)	(0.08%)	(0.08%)	(0.08%)	(0.09%)	(0.07%)	(0.09%)
Tangible common equity to tangible assets	6.54%	6.88%	6.79%	6.94%	6.64%	6.54%	6.64%

Total average equity - GAAP	$380,061	$369,825	$369,371	$353,037	$356,701	$373,111	$359,405
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$375,374	$365,138	$364,684	$348,350	$352,014	$368,424	$354,718

Return on average shareholders’ equity	7.32%	6.28%	5.64%	4.66%	3.79%	6.42%	1.59%
Effect of goodwill	0.09%	0.08%	0.07%	0.06%	0.05%	0.09%	0.02%
Return on average tangible common equity	7.41%	6.36%	5.71%	4.72%	3.84%	6.51%	1.61%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Total interest income	$74,990	$70,961	$68,165	$66,272	$63,015	$214,116	$173,170
Adjustments:
Fully-taxable equivalent adjustments [1]	1,133	1,175	1,190	1,238	1,265	3,498	3,995
Total interest income - FTE	$76,123	$72,136	$69,355	$67,510	$64,280	$217,614	$177,165

Net interest income	$21,765	$21,327	$20,734	$19,807	$17,378	$63,826	$55,097
Adjustments:
Fully-taxable equivalent adjustments [1]	1,133	1,175	1,190	1,238	1,265	3,498	3,995
Net interest income - FTE	$22,898	$22,502	$21,924	$21,045	$18,643	$67,324	$59,092

Net interest margin	1.62%	1.67%	1.66%	1.58%	1.39%	1.65%	1.55%
Effect of fully-taxable equivalent adjustments [1]	0.08%	0.09%	0.09%	0.10%	0.10%	0.09%	0.11%
Net interest margin - FTE	1.70%	1.76%	1.75%	1.68%	1.49%	1.74%	1.66%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Total revenue- GAAP	$33,794	$32,360	$29,081	$27,208	$24,785	$95,235	$73,821
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(65)
Adjusted total revenue	$33,794	$32,360	$29,081	$27,208	$24,785	$95,235	$73,756

Noninterest income - GAAP	$12,029	$11,033	$8,347	$7,401	$7,407	$31,409	$18,724
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(65)
Adjusted noninterest income	$12,029	$11,033	$8,347	$7,401	$7,407	$31,409	$18,659

Noninterest expense - GAAP	$22,794	$22,336	$21,023	$20,056	$19,756	$66,153	$59,380
Adjustments:
Mortgage-related costs	—	—	—	—	—	—	(3,052)
IT termination fees	—	(452)	—	—	—	(452)	—
Anniversary expenses	—	(120)	—	—	—	(120)	—
Adjusted noninterest expense	$22,794	$21,764	$21,023	$20,056	$19,756	$65,581	$56,328

Income before income taxes - GAAP	$7,610	$5,993	$5,610	$3,558	$3,083	$19,213	$1,382
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	—	—	(65)
Mortgage-related costs	—	—	—	—	—	—	3,052
Partial charge-off of C&I participation loan	—	—	—	—	—	—	6,914
IT termination fees	—	452	—	—	—	452	—
Anniversary expenses	—	120	—	—	—	120	—
Adjusted income before income taxes	$7,610	$6,565	$5,610	$3,558	$3,083	$19,785	$11,283

Income tax provision (benefit) - GAAP	$620	$218	$429	$(585)	$(326)	$1,267	$(2,892)
Adjustments:[1]
Mortgage-related revenue	—	—	—	—	—	—	(14)
Mortgage-related costs	—	—	—	—	—	—	641
Partial charge-off of C&I participation loan	—	—	—	—	—	—	1,452
IT termination fees	—	95	—	—	—	95	—
Anniversary expenses	—	25	—	—	—	25	—
Adjusted income tax provision (benefit)	$620	$338	$429	$(585)	$(326)	$1,387	$(813)
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Net income - GAAP	$6,990	$5,775	$5,181	$4,143	$3,409	$17,946	$4,274
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(51)
Mortgage-related costs	—	—	—	—	—	—	2,411
Partial charge-off of C&I participation loan	—	—	—	—	—	—	5,462
IT termination fees	—	357	—	—	—	357	—
Anniversary expenses	—	95	—	—	—	95	—
Adjusted net income	$6,990	$6,227	$5,181	$4,143	$3,409	$18,398	$12,096

Diluted average common shares outstanding	8,768,731	8,656,215	8,750,297	8,720,078	8,767,217	8,756,544	8,907,748

Diluted earnings per share - GAAP	$0.80	$0.67	$0.59	$0.48	$0.39	$2.05	$0.48
Adjustments:
Mortgage-related revenue	—	—	—	—	—	—	(0.01)
Mortgage-related costs	—	—	—	—	—	—	0.27
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	0.61
Effect of IT termination fees	—	0.04	—	—	—	0.04	—
Effect of anniversary expenses	—	0.01	—	—	—	0.01	—
Adjusted diluted earnings per share	$0.80	$0.72	$0.59	$0.48	$0.39	$2.10	$1.35

Return on average assets	0.50%	0.44%	0.40%	0.32%	0.26%	0.45%	0.12%
Effect of mortgage-related revenue	—	—	—	—	—	—	—
Effect of mortgage-related costs	—	—	—	—	—	—	0.07%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	0.15%
Effect of IT termination fees	—	0.03%	—	—	—	0.01%	—
Effect of anniversary expenses	—	0.01%	—	—	—	0.00%	—
Adjusted return on average assets	0.50%	0.48%	0.40%	0.32%	0.26%	0.46%	0.34%

Return on average shareholders' equity	7.32%	6.28%	5.64%	4.66%	3.79%	6.42%	1.59%
Effect of mortgage-related revenue	—	—	—	—	—	—	(0.02%)
Effect of mortgage-related costs	—	—	—	—	—	—	0.90%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	2.03%
Effect of IT termination fees	—	0.39%	—	—	—	0.13%	—
Effect of anniversary expenses	—	0.10%	—	—	—	0.03%	—
Adjusted return on average shareholders' equity	7.32%	6.77%	5.64%	4.66%	3.79%	6.58%	4.50%

(dollars in thousands, except share and per share data)	Three Months Ended					Nine Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Return on average tangible common equity	7.41%	6.36%	5.71%	4.72%	3.84%	6.51%	1.61%
Effect of mortgage-related revenue	—	—	—	—	—	—	(0.02%)
Effect of mortgage-related costs	—	—	—	—	—	—	0.91%
Effect of partial charge-off of C&I participation loan	—	—	—	—	—	—	2.06%
Effect of IT termination fees	—	0.39%	—	—	—	0.13%	—
Effect of anniversary expenses	—	0.10%	—	—	—	0.03%	—
Adjusted return on average tangible common equity	7.41%	6.85%	5.71%	4.72%	3.84%	6.67%	4.56%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. The Company had interest rate swaps with notional amounts of $160.0 million at September 30, 2024, and $200.0 million at December 31, 2023. Refer to Note 13 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of September 30, 2024, assuming a static balance sheet and instantaneous parallel shifts in interest rates. As of September 30, 2024, we estimate the effects of holding higher cash balances on a static balance sheet had a moderately negative impact on NII volatility in the -100 bps and -200 bps rate scenarios, compared to prior quarters. The Company plans to deploy this excess liquidity over the next several quarters to pay down higher cost deposits and fund loan growth, which is expected to benefit NII in future simulations.

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	3.72%	2.81%	N/A	(1.80%)	(3.61%)
NII - Year 2	29.31%	28.09%	24.50%	21.05%	17.42%
EVE	15.92%	10.89%	N/A	(7.34%)	(15.54%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2024, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	1.68%	1.31%	N/A	(0.87%)	(1.86%)
NII - Year 2	30.80%	28.61%	24.50%	21.00%	17.03%
EVE	14.38%	10.01%	N/A	(6.56%)	(14.83%)

The NII and EVE figures presented in the tables above are reflective of a static balance sheet, and do not incorporate either balance sheet growth or contraction, or strategies to increase net interest income while managing volatility arising from shifts in market interest rates. As such, it is likely that actual results will differ from what is presented in the tables above. Balance sheet strategies to achieve such objectives may include:
•Deploying excess liquidity to pay down higher-cost deposits and other wholesale borrowings, as well as to fund loan growth
•Increasing the proportion of low-duration or variable-rate loans to total loans, including organic growth in small business, construction or C&I lending, and declines in longer-term loan portfolios
•Selling longer-term fixed rate loans
•Increasing the proportion of lower cost non-maturity deposits to total deposits
•Extending the duration of wholesale funding
•Executing derivative strategies to synthetically extend liabilities or shorten asset duration
•Repositioning the investment portfolio to manage its duration

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

In December 2022, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program is scheduled to expire on December 31, 2024. Under this program, the Company has repurchased 559,522 shares of common stock through September 30, 2024, at an average price of $19.06, for a total investment of $10.7 million.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the third quarter 2024.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
July 1, 2024 - July 31, 2024	—	$—	—	$14,334
August 1, 2024 - August 31, 2024	—	$—	—	$14,334
September 1, 2024 - September 30, 2024	—	$—	—	$14,334
Total	—		—

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

FIRST INTERNET BANCORP

11/7/2024	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/7/2024	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)