Form 10-K
period 2024-12-31
First Internet Bancorp
filed 2025-03-12
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2024.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8701 E. 116th Street
Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $215.3 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 7, 2025, the registrant had 8,697,085 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our definitive proxy statement for our 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

First Internet Bancorp

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including, without limitation, statements concerning the financial condition, results of operations, trends in lending policies and loan programs, prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that is the collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed under the heading “Risk Factors” in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We ranked as the 8th largest Small Business Administration (“SBA”) 7(a) lender for the SBA’s 2024 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs. We continue to scale up this business with the goal of driving increased earnings and profitability in future periods.

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

As of December 31, 2024, the Company had consolidated assets of $5.7 billion, consolidated deposits of $4.9 billion and shareholders’ equity of $384.1 million.

Human Capital

As of December 31, 2024, we employed 326 people consisting of 323 full-time employees and 3 part-time employees. Our team members have been, and continue to be, our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives of each individual.

We empower our employees to “Imagine More.” We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. Our employees are encouraged to think outside the box and look for innovative ways to improve efficiency, drive revenue and decrease cost. One example is our Eureka! program, which promotes the submission of unique ideas to a senior leadership panel for review and possible selection. This program enables our employees to serve as team leads and members of cross-functional teams that develop and implement ideas that drive our business while upskilling in the areas of influential leadership, collaboration, communication, critical thinking and change management.

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

We focus on the employee experience and culture. We are a digital bank, but we strongly believe in the power of personal connection and collaboration, resulting in a relationship-rich culture that enables us to live and work to our very best potential. To that end, we promote and support the development of employee-led business resource groups, which currently include First Ladies, LIFT (a professional development group), and BELONG (a group engaged in celebrating and learning about our unique experiences, heritages, etc.). We also offer tuition reimbursement for professional development, a robust internal training program, and leadership training and coaching through certified coaches within HR as well as a third-party consultant to help employees develop their skills, leverage their strengths, lead effectively, advance their careers and perform competently and confidently. The professional development program reimburses approved tuition costs, certification costs, registration fees for classes or relevant seminars, and costs of books and computer-based resources as required by class. The internal training program focuses on topics such as privacy, fair banking, skills-training and many industry specific topics and regulations.

We strive to maintain a talented work culture in which varied perspectives and experiences are valued and all employees have the opportunity to contribute and thrive. We believe leveraging our employees’ varied experiences, talents and capabilities will enhance innovation, foster a collaborative work culture and enable us to better serve our customers and communities. Meaningful training and education, an equitable hiring process, expanded hiring pools and a long-term commitment to fostering a qualified and diverse workforce have all resulted in largely exceptional results over the last several years. In particular, when reviewing the Bank’s employee population, representation of diverse individuals by race and ethnicity increased from 9% in 2019 to 17% in 2024. During that same time period, we increased our percentage of racially and ethnically diverse new employees by more than 18% and increased the percentage of promotions among racially and ethnically diverse employees by 12%. Similarly, we have created positive trends in gender diversity, increasing women’s representation among our employee population from 46% in 2019 to 49% in 2024 and by increasing our percentage of women receiving promotions from 16% to 47% during the same time range. All hiring and promotion decisions are made on the basis of merit.

Our focus on employees is evidenced by the number of “best work place” awards we have been honored with over the years. And we remain committed to an entrepreneurial culture, employee growth and empowerment, robust training and support, and competitive compensation and benefits that will enable us to attract the top talent and continue to “Imagine More.”

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

For our C&I lending activities, we compete with super-regional, regional and community banks operating in the Midwest and Southwest regions of the United States. For our single tenant lease financing activities, we compete nationally with regional banks, community banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. For our construction, investor commercial real estate, public finance, healthcare finance and franchise finance activities, we compete nationally with superregional, regional and community banks. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders, including a large number of superregional, regional and community banks, as well as non-bank lenders. These competitors have resources and/or lending limits that differ greatly from one another.

Regulation and Supervision

The U.S. banking industry is highly regulated under federal and state law and this regulatory environment has a material effect on the operations and financial condition of the Company and its subsidiaries. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“U.S. Treasury”) also have an impact on the Company’s business. This regulatory framework is intended for the protection of depositors, borrowers and other customers, as well as the FDIC deposit insurance fund and the U.S. banking system, rather than the Company’s shareholders or creditors.

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

Holding Company Regulation

General. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”). It is subject to regulation, supervision, examination and enforcement by the Federal Reserve. Under the BHCA, the Company is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and Bank as the Federal Reserve may require. In addition, the Federal Reserve has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of conditions imposed by, or violations of agreements with, the Federal Reserve. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals who violate Federal Reserve orders or regulations, to order termination of nonbanking activities of bank holding companies and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

Capital Requirements. The Company and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of allowance for credit loss up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

In addition, the capital rules also require a capital conservation buffer of CET1 capital of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2024, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

i.5.0% leverage ratio.
ii.6.5% CET1 to risk-weighted assets;
iii.8.0% Tier 1 capital to risk-weighted assets; and
iv.10.0% Total capital to risk-weighted assets;

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Community Bank Leverage Ratio Framework. Under the “Community Bank Leverage Ratio” (“CBLR”) framework, for qualifying community banking organizations like the Company with less than $10 billion in total consolidated assets. Qualifying institutions that opt in and have a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets are not required to calculate or report risk-based capital and are deemed to have met the well-capitalized ratio requirement. The Company has not opted in to the CBLR capital framework.

Activities, Acquisitions, and Changes in Control. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of any class of voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; securities brokerage; and performing certain insurance underwriting activities. The BHC Act does not place domestic geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The BHCA requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring or holding more than a 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company or (iii) merging or consolidating with another bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries. Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so. Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as the Company. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of any class of a bank holding company’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

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

The Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the Company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve possesses enforcement powers to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among those powers is the ability to restrict the payment of dividends. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.50% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “Capital Requirements” section above.

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

Due to its online-driven model and nationwide banking platform, the Bank has opted to operate under a CRA Strategic Plan, which sets forth certain guidelines the Bank must meet. The Bank’s current CRA Strategic Plan covers the time period of January 1, 2024 through December 31, 2026. The Bank received a “Satisfactory” CRA rating in its most recent CRA examination. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from engaging in certain activities or pursuing acquisitions of other financial institutions.

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

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. All deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, Fed Funds lines with correspondent banks and brokered deposits. The FDIA and FDIC regulations limit the ability of banks to accept, renew, or roll over brokered deposits unless the institution is well capitalized. The FDIC may grant a waiver to permit a less than well capitalized bank to hold brokered deposits, but limitations on the rates paid on such deposits will apply, and the bank may also be required to pay a higher deposit insurance assessment on such deposits. The Bank believes it has sufficient liquidity to meet its funding obligations for at least the next twelve months. Additionally, as of December 31, 2024, the Bank had access to $1.7 billion in unused borrowing capacity at the Federal Reserve and FHLB.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is following this requirement with an investment in FHLB stock at December 31, 2024 of $28.4 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

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

Cybersecurity. Federal regulators have indicated that financial institutions should design multiple layers of security controls to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing digital-based services of the financial institution. Federal regulators have also indicated that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

Climate-Related Risk Management and Regulation. In recent years, the federal banking agencies and the SEC have increased their focus on climate-related risks impacting the operation of banks, the communities they serve and the financial system as a whole. Proposals related to climate-related financial and other risks impacting banks are being considered at both the federal and state level. While our branchless business model and diversified customer base mitigates our exposure to climate-related risks, we will continue to monitor these developments and the steps that will need to be taken to address any new requirements.

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

Our success depends, to a certain extent, upon favorable economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as recession, unemployment, trade wars and tariffs, changes in interest rates, inflation, money supply, and other factors beyond the Company’s control may adversely affect deposit levels, costs, loan demand and/or asset quality and, therefore, our earnings. Further, any economic downturn could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by difficult or rapidly changing market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, net charge-offs and customer bankruptcies, as well as more restricted access to funds.

The competitive nature of the banking and financial services industry could negatively affect our ability to increase or maintain our market share and retain long-term profitability.

Competition in the banking and financial services industry is strong. We compete with commercial banks, savings institutions, credit unions, finance companies, fintechs, mutual funds, insurance companies and securities brokerage and investment banking firms operating locally and nationwide. Some of our competitors have greater financial resources, name recognition and market presence than we do and offer certain services that we do not or cannot provide. Further, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to increase our market share and remain profitable on a long-term basis.

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

From time to time, we may experience increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank designed to respond to negative developments in the banking industry and/or changing regulatory focus, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE composition and concentration, capital, third party risk management and general oversight and control of the foregoing. The Bank could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community due to changing regulatory focus and/or the failures of other financial institutions, which could negatively affect our future results of operations and financial condition.

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

Societal, legislative and regulatory responses to environmental, social and governance (ESG) concerns, and anti ESG concerns, as well as diversity, equity, and inclusion (DEI) and anti-DEI concerns, could adversely affect our business and performance, including indirectly through impacts on our customers.

Our business faces increasing public, investor, activist, legislative and regulatory scrutiny related to ESG and anti-ESG, DEI and anti-DEI developments. We risk damage to our brand and reputation in certain sectors if we fail to act in response to ESG concerns, such as diversity, equity and inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations. Concerns over the long-term impacts of climate change have led and will likely continue to lead to global governmental efforts to mitigate those impacts. Consumers and businesses also may change their behavior and operations as a result of these concerns. The Company and its customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific circumstances, including a significant presence in areas that are vulnerable to natural and man-made disasters that may be exacerbated by climate change, or reliance upon or a role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior. In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

Significant external events, including continued spread or outbreak of a highly contagious disease, could adversely affect our business and results of operations.

We could experience other external events such as severe weather, natural disasters, acts of war, terrorism, civil unrest or widespread public health issues, including pandemics or epidemics caused by highly contagious or infectious disease, that could impair the ability of our customers to repay outstanding loans; impair the value of collateral, if any, securing outstanding loans; negatively impact our deposit base, loan originations or general demand for our services; cause significant property damage; result in loss of revenue or cause us to incur additional expenses or losses. We could also be adversely affected if key personnel or a significant number of employees were to become unavailable due to external events affecting the places they live. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will completely mitigate the adverse impacts of any significant external event. The occurrence or continuation of any such event could materially adversely impact our business, our ability to provide our services, demand for our services, asset quality, financial condition and results of operations.

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

Our commercial loans totaled $3.3 billion, or 80.2% of our total loan portfolio as of December 31, 2024. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders and service providers maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, healthcare finance, franchise finance and small business loans have primarily been extended to small to medium-sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

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

We offer our consumer lending as well as construction, investor CRE, public finance, healthcare finance, franchise finance, small business lending and single tenant financing products and services throughout the United States. However, we serve C&I and certain CRE borrowers primarily in Central Indiana and adjacent markets. Accordingly, the performance of our CRE and C&I lending depends upon demographic and economic conditions in those regions. The profitability of our CRE and C&I loan portfolio may be impacted by changes in those conditions. Additionally, unfavorable local economic conditions could reduce or limit the growth rate of our CRE and C&I loan portfolios for a significant period of time, or otherwise decrease the ability of those borrowers to repay their loans, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks arising from conditions in the real estate market, as a significant portion of our loans are secured by real estate.

At December 31, 2024, approximately 49.8% of our loans held for investment portfolio was comprised of commercial, residential mortgage and home equity loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located; in response to factors such as economic downturns and changes in the economic health of industries heavily concentrated in a particular area; and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans.

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

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates the Bank earns on loans, securities, and other earning assets and (ii) the interest rates the Bank pays on deposits and other borrowings, and its costs of capital. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, especially at the pace they did in 2022 and 2023, the Company will face competitive pressure to increase the rates the Bank pays on deposits, which could negatively affect net interest margin. In addition, the interest rate on the Company’s other subordinated debt have, and are scheduled to change in 2025 and 2026, from fixed to floating rates. These changes could result in a decrease of net interest income. If market interest rates decline, the Bank could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower reinvestment yield on earning assets. Earnings can also be impacted by the spread between short-term and long-term market interest rates.

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

The Bank conducts its deposit gathering activities and a portion of its lending activities through digital channels. The financial services industry is undergoing rapid technological change, and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing and implementation. Any failure to successfully keep pace with and fund technological innovation could have a material adverse effect on our business, financial condition and results of operations.

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

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of digital technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted

above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our customers may use smartphones, tablets, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

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

Our business may be adversely affected by fraud.

As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by customers, employees, or other third parties targeting us or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, spoofing, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud. Further, as a result of the increased sophistication of fraud activity, we continue to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

Legal and Regulatory Risks

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive laws and regulations that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect depositors, the DIF, and the banking system as a whole, and not shareholders. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation, implementation, or priorities in enforcement of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. The application of more stringent capital requirements for both the Company and the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and/or result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements, any of which could have a material adverse effect on our business and profitability.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on a number of factors, including regulatory capital levels, asset growth and asset quality. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC may increase deposit insurance assessment rates and may charge a special assessment to FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to extensive regulation as a financial institution and are also required to follow the corporate governance and financial reporting practices and policies required of a company whose stock is registered under the Exchange Act and listed on the Nasdaq Global Select Market. Compliance with these requirements means we incur significant legal, accounting and other expenses. Compliance also requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed, and will continue to review, our disclosure controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system will be met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

Our regulators and auditors have required us to increase the level and manner of our oversight of third parties that provide marketing and other services through which we offer products and services, whether in connection with our introduction of new programs and products, or otherwise. Although we have significant compliance staff and have used outside consultants, our internal and external compliance examiners continually evaluate our practices and must be satisfied with the results of our third-party oversight activities. We cannot assure you that we will satisfy all related requirements. Not maintaining a risk and compliance management system which is deemed adequate could result in sanctions or other action against the Bank. Our ongoing review and analysis of our compliance management system and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), including the accounting rules and regulations of the SEC and the FASB, requires management to make significant estimates and assumptions that impact our financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying our financial statements are incorrect, our financial condition and results of operations could be adversely affected.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict, may require extraordinary efforts or additional costs to implement and could materially impact how we report our financial condition and results of operations. Additionally, we may be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity, and are subject to investment risk, including the possible loss of principal.

The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration, which may occur or worsen as a result of current economic uncertainty. Most recently there has been an increase in class action lawsuits filed claiming deceptive practices or violations of account terms in connection with non-sufficient fees or overdraft charges. We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. However, our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe that cybersecurity and the protection of data and customer information in our possession, custody or control is of paramount importance to our business. The Company’s information security program is designed to protect the confidentiality, integrity, and availability of our critical systems and information, including customer information. The program is comprised of policies, procedures, and programs, and is informed by and intended to align with the interagency guidance issued by banking regulators as well as the FFIEC Information Security Booklet and Cybersecurity Assessment Tool (the “Information Security Program”). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the guidance to help us identify, assess, and manage cybersecurity risks relevant to our business.

Cybersecurity Risk Management and Strategy

Our Information Security Program is integrated into our risk management program and is aligned to the Company’s business strategy and Enterprise Risk Management program. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our Information Security Program include:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment are conducted on at least an annual basis;

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
•maintenance and regular testing of a Business Continuity Plan that includes redundant back-up systems for critical functions;
•a physical security program that is tested regularly;
•obtaining and maintaining cyber insurance; and
•a third-party risk management program for service providers, suppliers, and vendors, that provides for the assessment, monitoring and management of cybersecurity risk presented by the Company’s use of such third parties, as well as contractual protections related to cybersecurity incidents affecting third party vendors and service providers.

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

The risk and evolving nature of cybersecurity threats, and not a previous cybersecurity incident, has led to the Company to devote significant time and resources to the development and implementation of the Information Security Program described above. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. Please see Part I, Item 1A Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Cybersecurity Governance

Our Board of Directors keeps apprised of and oversees technology risk and cybersecurity of the Company. The Board receives updates from the Company’s Information Security Officer (“ISO”) on a quarterly basis and receives cybersecurity training on at least an annual basis. While the entire Board receives reporting and receives training, the Board has delegated certain specific responsibility for overseeing cybersecurity threats, among other things, to its Risk Committee. Our ISO and Chief Risk Officer provide the Risk Committee and the Company’s internal Enterprise Risk Management Committee periodic and as needed reports on our cybersecurity risks and cybersecurity incidents, if any.

The Risk Committee and the entire Board review and approve the Company’s information security policies and certain other relevant policies on at least an annual basis. Our ISO, who has over twenty-five years of experience in the system, network, and cybersecurity space, is responsible for overseeing and managing the Information Security Program alongside our Chief Information Officer. The Chief Information Officer serves on the Enterprise Risk Management Committee, which is chaired by our Chief Risk Officer. They are supported by our team of technology professionals, who are responsible for information technology security monitoring and for managing the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents.

Item 2.        Properties

The Company and the Bank are headquartered in a 172,630 square foot mixed-use building located at 8701 East 116th Street, Fishers, IN 46038. The Bank’s wholly-owned subsidiary, SPF15, Inc., owns the building and property. The Company considers its property to be in adequate condition and suitable for its intended purposes.
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

As of March 7, 2025, the Company had 8,697,085 shares of common stock issued and outstanding, and there were 99 holders of record of common stock.

Dividends

Total cash dividends declared by the Company in 2024 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

In December 2022, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $25.0 million of the Company’s outstanding stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program replaced the stock repurchase program mentioned above and expired on December 31, 2024. Under this program, the Company repurchased 559,522 shares of common stock through March 8, 2024, at an average price of $19.06, for a total investment of $10.7 million. No common stock was repurchased during the fourth quarter of 2024 under the repurchase program that expired on December 31, 2024.

Stock Performance Graph

The following graph and table compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the S&P U.S. BMI Banks Index. The following assumes $100 invested on December 31, 2019 in First Internet Bancorp, the Nasdaq Composite Index and the S&P U.S. BMI Bank Index, and assumes that dividends are reinvested. The historical stock price performance for our common stock is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
2019
2020
2021
2022
2023
2024
S&P U.S. BMI Banks Index
Nasdaq Composite Index
First Internet Bancorp

	December 31,
Index	2019	2020	2021	2022	2023	2024
First Internet Bancorp	$100.00	$122.87	$202.50	$105.28	$106.34	$159.41
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Item 6.    [RESERVED]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2024 and 2023. Discussion, analysis and comparisons of the years ended December 31, 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Results of Operations

During the twelve months ended December 31, 2024, net income was $25.3 million, or $2.88 per diluted share, compared to net income of $8.4 million, or $0.95 per diluted share, for the twelve months ended December 31, 2023 and net income of $35.5 million, or $3.70 per diluted share, for the twelve months ended December 31, 2022.

The $16.9 million increase in net income for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 was due primarily to an increase of $21.2 million, or 81.2%, in noninterest income, an increase of $12.5 million, or 16.7%, in net interest income, partially offset by an increase of $10.7 million, or 13.4%, in noninterest expense, an increase of $5.7 million, in income tax expense and an increase of $0.4 million, or 2.5%, in provision for credit losses.

During the twelve months ended December 31, 2024, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible common equity (“ROATCE”) were 0.46%, 6.70% and 6.78%, respectively. The Company recognized gains of $2.9 million from termination of interest rate swap agreements and $1.8 million from prepayment of FHLB advances as well as expenses of $0.5 million in IT termination fees and $0.1 million in anniversary expenses. Adjusted net income for the twelve months ended December 31, 2024, was $22.0 million, and adjusted diluted earnings per share was $2.51. Additionally, for the twelve months ended December 31, 2024, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.40%, 5.83% and 5.90%, respectively.

Due to the steep decline in consumer mortgage volumes and the negative outlook for consumer mortgage lending, the Company decided to exit its consumer mortgage business during the first quarter 2023. This included its nationwide digital direct-to-consumer mortgage platform that originated residential loans for sale in the secondary market, as well as its local traditional consumer mortgage and construction-to-permanent business. In connection with this decision, the Company recognized $3.1 million of mortgage operations and exit costs during the twelve months ended December 31, 2023. The Company also recognized $0.1 million of mortgage banking revenue during the twelve months ended December 31, 2023.

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

The decrease in net income of $27.1 million for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 was due primarily to a decrease of $22.2 million, or 22.9%, in net interest income, an increase of $11.7 million, or 234.6%, in provision for loan losses and an increase of $6.2 million, or 8.4%, in noninterest expense, partially offset by a decrease of $8.0 million, or 176.3%, in income tax expense and an increase of $4.9 million, or 22.9%, in noninterest income.

During the twelve months ended December 31, 2023, ROAA, ROAE and ROATCE were 0.17%, 2.35% and 2.38%, respectively. Excluding the impact of exiting consumer mortgage and the partial charge-off, adjusted net income for the twelve months ended December 31, 2023 was $16.2 million and adjusted diluted earnings per share was $1.83. Additionally, for the twelve months ended December 31, 2023, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.33%, 4.54% and 4.60%, respectively.

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

	Twelve Months Ended
	December 31, 2024			December 31, 2023			December 31, 2022
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,997,397	$233,844	5.85%	$3,685,729	$192,337	5.22%	$3,142,166	$140,600	4.47%
Securities - taxable	692,806	26,742	3.86%	551,479	17,189	3.12%	537,921	10,711	1.99%
Securities - non-taxable	77,987	3,775	4.84%	72,571	3,532	4.87%	75,382	1,767	2.34%
Other earning assets	516,836	27,526	5.33%	500,061	26,384	5.28%	278,073	3,830	1.38%
Total interest-earning assets	5,285,026	291,887	5.52%	4,809,840	239,442	4.98%	4,033,542	156,908	3.89%

Allowance for credit losses	(42,758)			(36,038)			(29,143)
Noninterest-earning assets	220,462			194,712			166,127
Total assets	$5,462,730			$4,968,514			$4,170,526

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$494,082	$10,448	2.11%	$366,082	$6,186	1.69%	$333,737	$2,056	0.62%
Savings accounts	22,336	189	0.85%	29,200	249	0.85%	58,156	336	0.58%
Money market accounts	1,230,443	51,036	4.15%	1,276,602	49,890	3.91%	1,423,185	18,513	1.30%
Fintech - brokered deposits	141,860	6,023	4.25%	33,039	1,402	4.24%	60,699	1,033	1.70%
Certificates and brokered deposits	2,430,205	115,454	4.75%	2,040,041	85,636	4.20%	1,147,017	19,894	1.73%
Total interest-bearing deposits	4,318,926	183,150	4.24%	3,744,964	143,363	3.83%	3,022,794	41,832	1.38%
Other borrowed funds	629,137	21,360	3.40%	719,617	21,175	2.94%	638,526	17,983	2.82%
Total interest-bearing liabilities	4,948,063	204,510	4.13%	4,464,581	164,538	3.69%	3,661,320	59,815	1.63%
Noninterest-bearing deposits	114,396			125,816			120,325
Other noninterest-bearing liabilities	23,056			20,317			16,037
Total liabilities	5,085,515			4,610,714			3,797,682

Shareholders' equity	377,215			357,800			372,844
Total liabilities and shareholders' equity	$5,462,730			$4,968,514			$4,170,526

Net interest income		$87,377			$74,904			$97,093

Interest rate spread[1]			1.39%			1.29%			2.26%
Net interest margin[2]			1.65%			1.56%			2.41%
Net interest margin - FTE[3]			1.74%			1.67%			2.54%

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

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2024 vs. December 31, 2023 Due to Changes in			Twelve Months Ended December 31, 2023 vs. December 31, 2022 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$17,100	$24,407	$41,507	$26,264	$25,473	$51,737
Securities – taxable	4,961	4,592	9,553	275	6,203	6,478
Securities – non-taxable	265	(22)	243	(69)	1,834	1,765
Other earning assets	891	251	1,142	4,967	17,587	22,554
Total	23,217	29,228	52,445	31,437	51,097	82,534

Interest expense
Interest-bearing demand deposits	2,491	1,771	4,262	220	3,910	4,130
Savings accounts	(60)	—	(60)	(207)	120	(87)
Money market accounts	(1,847)	2,993	1,146	(2,094)	33,471	31,377
Fintech - brokered deposits	4,618	3	4,621	(634)	1,003	369
Certificates and brokered deposits	17,699	12,119	29,818	23,199	42,543	65,742
Other borrowed funds	(2,867)	3,052	185	2,391	801	3,192
Total	20,034	19,938	39,972	22,875	81,848	104,723

Increase /(decrease) in net interest income	$3,183	$9,290	$12,473	$8,562	$(30,751)	$(22,189)

Net interest income for the twelve months ended December 31, 2024 was $87.4 million, an increase of $12.5 million, or 16.7%, compared to $74.9 million for the twelve months ended December 31, 2023. The increase in net interest income was the result of a $52.4 million, or 21.9%, increase in total interest income to $291.9 million for the twelve months ended December 31, 2024 compared to $239.4 million for the twelve months ended December 31, 2023. The increase in total interest income was partially offset by a $40.0 million, or 24.3%, increase in total interest expense to $204.5 million for the twelve months ended December 31, 2024 compared to $164.5 million for the twelve months ended December 31, 2023.

The growth in total interest income was due primarily to an increase in interest earned on loans resulting from an increase of 63 bps in the yield earned on loans, as well as an increase of $311.7 million, or 8.5%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $146.7 million, or 23.5%, and the yield earned on the securities portfolio increased 64 bps. The increase in the yield earned on loans and securities was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earning assets. The yield on funded portfolio originations was 8.29% for the twelve months ended December 31, 2024, an increase of 5 bps compared to the twelve months ended December 31, 2023.

The increase in total interest expense was due primarily to increases of $29.8 million, or 34.8%, in interest expense associated with certificates and brokered deposits, $4.6 million, or 329.6%, in interest expense associated with fintech - brokered deposits and $4.3 million, or 68.9%, in interest expense associated with interest-bearing demand deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of 55 bps in the cost of these deposits, as well as an increase of $390.2 million, or 19.1%, in the average balance of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits in 2024, partially offset by lower brokered deposit balances, as the Company used on-balance sheet liquidity to pay down higher-cost balances throughout 2024. The increase in interest expense related to fintech - brokered deposits was driven primarily by an increase of $108.8 million, or 329.6%, in the average balance of these deposits. The balance of these deposits is driven by payments volume associated with one of the Company’s fintech partnerships, which increased significantly year-over-year. The increase in interest expense related to interest-bearing demand deposits was due primarily to a 42 bp increase in the cost of these deposits, as well as an increase of $128.0 million, or 35.0%, in the average balance of these deposits. The increase in the average balance of these deposits was due to growth in deposit activity from certain fintech partnerships. The increase in the cost of funds across all of these deposit types reflects the impact of the elevated interest rate environment throughout 2024.

Net interest margin (“NIM”) was 1.65% for the twelve months ended December 31, 2024 compared to 1.56% for the twelve months ended December 31, 2023. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.74% for the twelve months ended December 31, 2024 compared to 1.67% for the twelve months ended December 31, 2023, an increase of 7 bps. The increase in NIM and FTE NIM compared to the twelve months ended December 31, 2023 reflects the decelerating pace of increase in the cost of interest-bearing deposits and the Company’s focus on shifting the loan composition towards variable rate and higher-yielding products.

Noninterest Income

The following table presents noninterest income for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2024	2023	2022
Service charges and fees	$959	$851	$1,071
Loan servicing revenue	6,188	3,833	2,573
Loan servicing asset revaluation	(2,537)	(1,463)	(1,639)
Mortgage banking activities	—	76	5,464
Gain on sale of loans	33,329	20,526	11,372
Other	9,406	2,302	2,416
Total noninterest income	$47,345	$26,125	$21,257

During the twelve months ended December 31, 2024, noninterest income totaled $47.3 million, representing an increase of $21.2 million, or 81.2%, compared to $26.1 million for the twelve months ended December 31, 2023. The increase in noninterest income was driven primarily by increases of $12.8 million in gain on sale of loans, $7.1 million in other income and $1.3 million in net loan servicing revenue. The increase in gain on sale of loans was due primarily to an increase of 48.8% in the volume of SBA 7(a) guaranteed loan sales as well as an increase of 83 bps to 108.17% in net gain on sale premium for the year. The increase in other income was due primarily to distributions from fund investments, as well as a gain on termination of interest rate swaps of $2.9 million and a gain on prepayment of FHLB advances of $1.8 million. The increase in net loan servicing revenue was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset.

Noninterest Expense

The following table presents noninterest expense for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2024	2023	2022
Salaries and employee benefits	$51,756	$45,322	$41,553
Marketing, advertising and promotion	2,589	2,567	3,554
Consulting and professional services	3,744	3,082	4,826
Data processing	2,448	2,373	1,989
Loan expenses	5,947	5,756	4,435
Premises and equipment	11,902	10,599	10,688
Deposit insurance premium	5,000	3,880	1,152
Other	6,724	5,857	5,076
Total noninterest expense	$90,110	$79,436	$73,273

Noninterest expense for the twelve months ended December 31, 2024 was $90.1 million, representing an increase of $10.7, or 13.4%, compared to $79.4 million for the twelve months ended December 31, 2023. The increase was due primarily to increases of $6.4 million, or 14.2%, in salaries and employee benefits, $1.3 million, or 12.3%, in premises and equipment, $1.1 million, or 28.9%, in deposit insurance premium, $0.9 million, or 14.8%, in other expenses and $0.7 million, or 21.5%, in consulting and professional fees. The increase in salaries and employee benefits was due primarily to higher small business lending incentive compensation and staff additions in small business lending and risk management, as well as higher incentive compensation accruals based on the increase in net income in 2024. The increase in premises and equipment was due primarily to non-recurring IT termination fees, property taxes and software maintenance expense. The increase in deposit insurance premium was due mainly to year-over-year asset growth and changes in the composition of the loan and deposit portfolios. The increase in other expenses was due primarily to various expenses, none of which were individually significant. The increase in consulting and professional fees was due primarily to increased consulting and audit fees.

Income Taxes

The following table reconciles reported income provision tax (benefit) to that computed at the statutory federal tax rate for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2024	2023	2022
Statutory rate times pre-tax income	$5,784	$1,037	$8,421
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,500)	(3,951)	(4,190)
State income taxes, net of federal tax effect	47	(30)	592
Bank-owned life insurance	(262)	(215)	(201)
Tax credits	(110)	(168)	(143)
Other differences	307	(150)	80
Income tax provision (benefit)	$2,266	$(3,477)	$4,559

We recognized an income tax provision of $2.3 million and an effective tax rate of 8.2% in 2024, compared to an income tax benefit of $3.5 million in 2023. Our federal statutory tax rate was 21% in 2024 and 2023. In 2024 and 2023, the variance from the federal statutory rate was due primarily to tax-exempt income. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. The income tax benefits recognized during 2023 also reflect the benefit of tax exempt income relative to stated pre-tax income, as well as the impact on pre-tax income from mortgage exit costs and the partial charge-off of a commercial and industrial participation loan in 2023.

Financial Condition

The following table presents summary balance sheet data as of the end of the last two years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2024	2023
Total assets	$5,737,859	$5,167,572
Loans	4,170,646	3,840,220
Total securities	837,151	702,008
Loans held-for-sale	54,695	22,052
Noninterest-bearing deposits	136,451	123,464
Interest-bearing deposits	4,796,755	3,943,509
Total deposits	4,933,206	4,066,973
Advances from Federal Home Loan Bank	295,000	614,934
Total shareholders' equity	384,063	362,795

Total assets increased $570.3 million, or 11.0%, to $5.7 billion as of December 31, 2024 compared to $5.2 billion as of December 31, 2023. Balance sheet growth was driven primarily by an increase in total deposits of $866.2 million, or 21.3%. The increase in deposits was used, in part, to fund loan growth, as loan balances increased $330.4 million. or 8.6%. Furthermore, additional liquidity from the increase in deposits was deployed to reduce advances from the FHLB, which declined as FHLB advances decreased $319.9 million, or 52.0%. As deposit growth outpaced loan growth, balance sheet liquidity increased as the combined balance of cash and securities increased $195.7 million, or 17.7%, and the percentage of loans to deposits declined to 84.5% as of December 31, 2024 from 94.4% as of December 31, 2023.

As of December 31, 2024, total shareholders’ equity was $384.1 million, an increase of $21.3 million, or 5.9%, compared to December 31, 2023. The increase in shareholders’ equity was due primarily to the net income earned during 2024, partially offset by an increase in accumulated other comprehensive loss. Tangible common equity totaled $379.4 million as of December 31, 2024, representing an increase of $21.3 million, or 5.9%, compared to December 31, 2023. The ratio of total shareholders’ equity to total assets decreased to 6.69% as of December 31, 2024 from 7.02% as of December 31, 2023 and the ratio of tangible common equity to tangible assets decreased to 6.62% as of December 31, 2024 from 6.94% as of December 31, 2023.

Book value per common share increased 5.6% to $44.31 as of December 31, 2024 from $41.97 as of December 31, 2023. Tangible book value per share increased 5.6% to $43.77 as of December 31, 2024 from $41.43 as of December 31, 2023. The increase in both book value per common share and tangible book value per share was driven primarily by the increases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table provides information regarding our loan portfolio as of the end of the last two years.

	December 31,
(dollars in thousands)	2024		2023
Commercial loans
Commercial and industrial	$120,175	2.9%	$129,349	3.4%
Owner-occupied commercial real estate	53,591	1.3%	57,286	1.5%
Investor commercial real estate	269,431	6.5%	132,077	3.4%
Construction	413,523	9.9%	261,750	6.8%
Single tenant lease financing	949,748	22.7%	936,616	24.4%
Public finance	485,867	11.6%	521,764	13.6%
Healthcare finance	181,427	4.4%	222,793	5.8%
Small business lending [1]	331,914	8.0%	218,506	5.7%
Franchise finance	536,909	12.9%	525,783	13.7%
Total commercial loans	3,342,585	80.2%	3,005,924	78.3%
Consumer loans
Residential mortgage	375,160	9.0%	395,648	10.3%
Home equity	18,274	0.4%	23,669	0.6%
Other consumer	407,947	9.8%	377,614	9.8%
Total consumer loans	801,381	19.2%	796,931	20.7%
Total commercial and consumer loans	4,143,966	99.4%	3,802,855	99.0%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [2]	26,680	0.6%	37,365	1.0%
Total loans	4,170,646	100.0%	3,840,220	100.0%
Allowance for credit losses - loans	(44,769)		(38,774)
Net loans	$4,125,877		$3,801,446
1 Balances include $34.0 million and $33.5 million that are guaranteed by the U.S. government as of December 31, 2024 and December 31, 2023, respectively.
2 Includes carrying value adjustments of $22.9 million and $27.8 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2024 and December 31, 2023, respectively.

Total loans were $4.2 billion as of December 31, 2024, an increase of $330.4 million, or 8.6%, compared to December 31, 2023. Total commercial loan balances were $3.3 billion, as of December 31, 2024, an increase of $336.7 million, or 11.2%, from December 31, 2023. Total consumer loan balances were $801.4 million as of December 31, 2024, an increase of $4.5 million, or 0.6%, compared to December 31, 2023. Compared to December 31, 2023, in connection with the Company’s focus on variable rate products, the increase in commercial loan balances was driven by growth in the construction, investor commercial real estate and small business lending portfolios. The increase was partially offset by continued runoff in the healthcare finance portfolio and a decrease in the fixed-rate public finance portfolio. Additionally, commercial and industrial balances declined due primarily to early payoffs. The slight increase in consumer loan balances was due primarily to new origination activity in the other consumer loans portfolios, partially offset by a decrease in the residential mortgage portfolio.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment or repricing schedules) of the outstanding loans in our portfolio as of December 31, 2024.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Commercial loans
Commercial and industrial	$16,422	$68,168	$35,585	$—	$120,175
Owner-occupied commercial real estate	2,585	20,476	30,530	—	53,591
Investor commercial real estate	67,146	201,311	974	—	269,431
Construction	96,853	303,263	13,407	—	413,523
Single tenant lease financing	65,793	485,080	398,875	—	949,748
Public finance	32,545	86,213	367,109	—	485,867
Healthcare finance	800	45,382	135,245	—	181,427
Small business lending	88	2,864	267,775	61,187	331,914
Franchise finance	—	146,922	389,987	—	536,909
Total commercial loans	282,232	1,359,679	1,639,487	61,187	3,342,585
Consumer loans
Residential mortgage	460	564	14,309	359,827	375,160
Home equity	825	360	4,377	12,712	18,274
Other consumer	530	21,361	326,117	59,939	407,947
Total consumer loans	1,815	22,285	344,803	432,478	801,381
Total commercial and consumer loans	$284,047	$1,381,964	$1,984,290	$493,665	$4,143,966

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2024.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Fixed rate	$101,779	$851,035	$1,668,362	$375,656	$2,996,832
Variable rate	182,268	530,929	315,928	118,009	1,147,134
Total commercial and consumer loans	$284,047	$1,381,964	$1,984,290	$493,665	$4,143,966

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2024 was $78.1 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans
Commercial loans:
Small business lending	$11,429	$6,824
Franchise finance	10,382	303
Total commercial loans	21,811	7,127
Consumer loans:
Residential mortgage	4,083	1,911
Other consumer	61	86
Total consumer loans	4,144	1,997
Total nonaccrual loans	25,955	9,124

Past Due 90 days and accruing loans
Commercial loans:
Small business lending	1,320	—
Total commercial loans	1,320	—
Consumer loans:
Residential mortgage	1,142	838
Other consumer	4	—
Total consumer loans	1,146	838
Total past due 90 days and accruing loans	2,466	838

Total nonperforming loans	28,421	9,962

Other real estate owned
Residential mortgage	272	375
Total other real estate owned	272	375

Other nonperforming assets	212	17

Total nonperforming assets	$28,905	$10,354

Total nonperforming loans to total loans	0.68%	0.26%
Total nonperforming assets to total assets	0.50%	0.20%
Allowance for credit losses - loans to total loans	1.07%	1.01%
Nonaccrual loans to total loans	0.68%	0.24%
Allowance for credit losses - loans to nonaccrual loans	172.5%	425.0%
Allowance for credit losses - loans to nonperforming loans	157.5%	389.2%

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

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which consist of repossessed assets. Nonperforming assets could also include individual securities for which a credit loss has been recognized; however, we did not own any securities classified as such during the two-year period ended December 31, 2024.

Total nonperforming loans increased $18.5 million, or 185.3%, to $28.4 million as of December 31, 2024 compared to $10.0 million as of December 31, 2023, due primarily to increases in nonperforming loans related to the small business lending, franchise finance and residential mortgage portfolios, as well as an increase in accruing loans past due 90 days or more. Total nonperforming assets increased $18.6 million, or 179.2%, to $28.9 million as of December 31, 2024, compared to $10.4 million as of December 31, 2023, due primarily to the increases in nonperforming loans mentioned above, as well as an increase in loan repossessions (“REPO”), partially offset by a decrease in other real estate owned (“OREO”). As of December 31, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million. As of December 31, 2023, the Company had two residential mortgage properties in OREO with a carrying value of $0.4 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the ACL on loans by loan portfolio segment for the twelve months ended December 31, 2024 and 2023; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31,
(dollars in thousands)	2024	2023
Balance, beginning of period	$38,774	$31,737
Adoption of ASU 2016-13 (CECL)	—	2,962
Balance, beginning of period	38,774	34,699
Provision charged to expense	18,815	15,454
Losses charged off
Commercial and industrial	—	(7,049)
Investor commercial real estate	—	(591)
Single tenant lease financing	(195)	—
Healthcare finance	—	(605)
Small business lending	(10,441)	(2,586)
Franchise finance	(1,466)	(331)
Residential mortgage	(159)	(140)
Other consumer	(1,009)	(582)
Total losses charged off	(13,270)	(11,884)
Recoveries
Commercial and industrial	8	243
Small business lending	325	77
Residential mortgage	1	5
Home equity	7	6
Other consumer	109	174
Total recoveries	450	505
Balance, end of period	$44,769	$38,774

Net charge-offs	$12,820	$11,379

Net (recoveries) charge-offs to average loans (annualized)
Commercial and industrial	(0.01%)	6.87%
Investor commercial real estate	—%	0.47%
Single tenant lease financing	0.02%	—%
Healthcare finance	—%	0.25%
Small business lending	3.39%	1.34%
Franchise Finance	0.27%	0.08%
Total commercial net charge-offs	0.37%	0.38%
Residential mortgage	0.04%	0.03%
Home equity	(0.03%)	(0.02%)
Other consumer	0.28%	0.21%
Total consumer net charge-offs	0.13%	0.07%
Net charge-offs to average loans	0.32%	0.31%

The determination of the ACL and the related provision for credit losses are components of our significant accounting policies as discussed within Note 1 to our consolidated financial statements. The adequacy of the allowance for credit losses and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation uses a discounted cash flow analysis based on historical loss data, reasonable and supportable forecasts and prepayment rates, as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades, delinquencies within the portfolio and changes in our lending policies and practices.

Management actively monitors asset quality and, when appropriate, charges off loans against the ACL. Although management believes it uses the best information available to make determinations with respect to the ACL, future adjustments may be necessary if economic conditions differ substantially from those in the assumptions used to determine the size of the ACL.

The ACL was $44.8 million as of December 31, 2024, compared to an ACL of $38.8 million as of December 31, 2023. The increase in the ACL reflects growth and higher coverage ratios in certain portfolios, as well as additional reserves for nonperforming small business lending and franchise finance loans, partially offset by the impact of economic data on forecasted loss rates and qualitative factors for other portfolios. The ACL as a percentage of total loans was 1.07% as of December 31, 2024, compared to 1.01% at December 31, 2023. The ACL as a percentage of nonperforming loans decreased to 157.5% as of December 31, 2024, compared to 389.2% as of December 31, 2023.

The provision for credit losses - loans was $18.8 million for the twelve months ended December 31, 2024 compared to $15.5 million for the twelve months ended December 31, 2023. The increase in the provision for credit losses - loans for the twelve months ended December 31, 2024 was driven primarily by increases in net charge-offs in the small business lending and franchise finance portfolios, as well as growth in ACL discussed above, partially offset by lower net charge-offs in the commercial and industrial portfolio.

Investment Securities Portfolio

In managing our investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue credit risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” We did not classify any securities as trading securities as of December 31, 2024 and 2023. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss).

We periodically evaluate each security in an unrealized loss position to determine if there is an impairment. As of December 31, 2024, the unrealized losses in our investment securities portfolio were due primarily to interest rate changes. We have the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2024, we did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type as of the end of the last two years.

(amounts in thousands)	December 31,
Amortized Cost	2024	2023
Securities available-for-sale
U.S. Government-sponsored agencies	$83,811	$96,404
Municipal securities	67,441	69,494
Agency mortgage-backed securities - residential	300,914	237,798
Agency mortgage-backed securities - commercial	64,214	40,215
Private label mortgage-backed securities - residential	46,623	21,742
Asset-backed securities	23,802	8,071
Corporate securities	40,049	39,591
Total securities available-for-sale	626,854	513,315
Securities held-to-maturity
Municipal securities	12,843	13,889
Agency mortgage-backed securities - residential	201,840	166,750
Agency mortgage-backed securities - commercial	5,705	5,767
Corporate securities	29,408	40,747
Total securities held-to-maturity, net	249,796	227,153
Total securities	$876,650	$740,468

(amounts in thousands)	December 31,
Approximate Fair Value	2024	2023
Securities available-for-sale
U.S. Government-sponsored agencies	$82,816	$95,177
Municipal securities	63,654	68,446
Agency mortgage-backed securities - residential	269,641	206,649
Agency mortgage-backed securities - commercial	63,331	38,885
Private label mortgage-backed securities - residential	45,821	20,779
Asset-backed securities	23,821	8,081
Corporate securities	38,271	36,838
Total securities available-for-sale	587,355	474,855
Securities held-to-maturity
Municipal securities	11,925	13,040
Agency mortgage-backed securities - residential	184,412	152,642
Agency mortgage-backed securities - commercial	4,548	4,521
Corporate securities	27,966	37,369
Total securities held-to-maturity	228,851	207,572
Total securities	$816,206	$682,427

The approximate fair value of investment securities available-for-sale increased $112.5 million, or 23.7%, to $587.4 million as of December 31, 2024 compared to $474.9 million as of December 31, 2023. The increase was due primarily to increases of $63.0 million in agency mortgage-backed securities - residential, $25.0 million in private label mortgage-backed securities - residential, $24.4 million in agency mortgage-backed securities - commercial, and $15.7 million in asset-backed securities, partially offset by decreases of $12.4 million in U.S. Government-sponsored agencies securities and $4.8 million in municipal securities. The increase was primarily attributable to new purchase activity within the available-for-sale portfolios, partially offset by net paydown activity. As of December 31, 2024, the Company had securities with a net carrying value of $249.8 million designated as held-to-maturity compared to $227.2 million as of December 31, 2023. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Investment Maturities

The following table summarizes the contractual maturity schedule (without regard to repricing schedules) of our investment securities at their amortized cost and their weighted average yields at December 31, 2024.

	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
(dollars in thousands)	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]
Securities:
U.S. Government-sponsored agencies	$—	0.00%	$6,419	5.48%	$25,500	5.32%	$51,892	5.35%	$83,811	5.35%
Municipal securities	2,533	2.61%	11,731	2.94%	27,319	2.72%	38,701	2.88%	80,284	2.83%
Agency mortgage-backed securities - residential	—	—%	1,023	2.26%	4,775	1.74%	496,956	3.32%	502,754	3.31%
Agency mortgage-backed securities - commercial	—	—%	19,973	4.55%	23,220	5.48%	26,726	3.64%	69,919	4.51%
Private-label mortgage-backed securities - residential	—	—%	—	—%	—	—%	46,623	5.43%	46,623	5.43%
Asset-backed securities	—	—%	—	—%	—	—%	23,802	6.00%	23,802	5.62%
Corporate securities	10,000	4.12%	30,586	6.97%	28,871	4.71%	—	—%	69,457	6.00%
Total securities	$12,533	3.82%	$69,732	5.40%	$109,685	4.39%	$684,700	3.70%	$876,650	3.92%
  1 Weighted-average yields are calculated on a fully-taxable equivalent basis using the federal statutory rate of 21% for 2024.

Accrued Income and Other Assets

Accrued income and other assets increased $11.9 million, or 23.3%, to $63.0 million at December 31, 2024 compared to $51.1 million at December 31, 2023. The increase was due primarily to increases of $12.9 million in equity investments, $3.0 million related to a bond that was called on December 30, 2024 and $2.3 million in income tax receivable, partially offset by a decrease of $5.6 million in derivative assets.

Deposits

The following table presents the composition of our deposit base as of the end of the last two years.

	December 31,
(dollars in thousands)	2024		2023
Noninterest-bearing deposits	$136,451	2.8%	$123,464	3.0%
Interest-bearing demand deposits	896,661	18.2%	402,976	9.9%
Savings accounts	19,823	0.4%	21,364	0.5%
Money market accounts	1,183,789	24.0%	1,248,319	30.8%
Fintech - brokered deposits[1]	—	—%	74,401	1.8%
Certificates of deposits	2,133,455	43.2%	1,605,156	39.5%
Brokered deposits	563,027	11.4%	591,293	14.5%
Total	$4,933,206	100.0%	$4,066,973	100.0%
 1 Fintech - brokered deposits that had been previously classified as brokered deposits were reclassified to interest-bearing demand deposits as of December 31, 2024.

Total deposits increased $866.2 million, or 21.3%, to $4.9 billion as of December 31, 2024 compared to $4.1 billion as of December 31, 2023. This increase was due primarily to increases of $528.3 million, or 32.9%, in certificates of deposits, $493.7 million, or 122.5%, in interest-bearing demand deposits and $13.0 million, or 10.5%, in noninterest-bearing deposits, partially offset by decreases of $64.5 million, or 5.2%, in money market accounts, $28.3 million, or 4.8%, in brokered deposits and $1.5 million, or 7.2%, in savings accounts. The increase in certificates of deposits was due primarily to strong consumer and small business demand in 2024. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. The decrease in money market accounts was driven by general customer withdraw activity which was due to larger-balance accounts that can experience volatility from time-to-time. The decrease in brokered deposits was driven by using excess liquidity to paydown higher-cost deposits throughout the year.

Uninsured deposit balances represented 25% of total deposits as of December 31, 2024 and 2023. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 20% as of December 31, 2024, compared to 19% as of December 31, 2023.

The following tables present contractual interest rates paid on time deposits, their scheduled maturities, and the scheduled maturities for time deposits greater than $250,000.

Time Deposit Maturities at December 31, 2024

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$85,650	$35,835	$34,823	$—	$156,308	6.6%
1.00% – 1.99%	5,381	9,978	241	—	15,600	0.7%
2.00% – 2.99%	7,343	254	640	—	8,237	0.3%
3.00% – 3.99%	7,171	4,018	41,032	245	52,466	2.2%
4.00% – 4.99%	275,227	66,961	83,963	270,637	696,788	29.3%
5.00% – 5.99%	1,099,924	119,404	71,198	158,759	1,449,285	60.9%
Total	$1,480,696	$236,450	$231,897	$429,641	$2,378,684	100.0%

Time Deposit Maturities Greater than $250,000

(amounts in thousands)	December 31, 2024
Maturity Period:
3 months or less	$126,949
Over 3 through 6 months	128,102
Over 6 through 12 months	237,450
Over 12 months	284,287
Total	$776,788

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

	At or For The Twelve Months Ended December 31,
(dollars in thousands)	2024	2023
Balance outstanding at end of period	$295,000	$614,934
Average amount outstanding during period	524,143	614,931
Maximum outstanding at any month end during period	614,935	614,934

Weighted average interest rate at end of period[1]	3.39%	3.04%
Weighted average interest rate during period[1]	2.93%	3.00%
1Excludes the impact of interest rate swaps. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $3.8 million, or 26.5%, to $17.9 million at December 31, 2024, compared to $14.2 million at December 31, 2023. The increase was due primarily to increases of $2.3 million in accrued salary and benefits and $3.1 million in various expenses and liabilities, partially offset by a decrease of $1.6 million in the reserve for unfunded commitments.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2024, on a consolidated basis, the Company had $1.1 billion in cash and cash equivalents and investment securities available-for-sale, and $54.7 million in loans held-for-sale that were generally available for our cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2024, the Bank had the ability to borrow an additional $1.7 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2024, the Company, on an unconsolidated basis, had $13.0 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2024, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $667.7 million. Certificates of deposits and brokered certificates of deposits scheduled to mature in one year or less at December 31, 2024 totaled $1.5 billion.

At December 31, 2024, capital ratios for the Company and the Bank were above regulatory requirements for well-capitalized institutions. Refer to “Note 14: Regulatory Capital Requirements” for additional information regarding regulatory capital requirements.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

The following table presents the Company’s significant contractual obligations as of December 31, 2024.

		Payments Due In
(amounts in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	8	$2,554,521	$—	$—	$—	$2,554,521
Certificates of deposits and brokered deposits[1]	8	1,480,659	468,384	429,642	—	2,378,685
FHLB advances[1]	9	50,000	60,000	35,000	150,000	295,000
Subordinated debt[1]	10	—	—	107,000	—	107,000
Total contractual obligations		$4,085,180	$528,384	$571,642	$150,000	$5,335,206
1 Amounts do not include associated interest payments.

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization expired as of December 31, 2024. Under this program, the Company repurchased 10,500 shares of common stock at an average price of $26.95 per share during 2024, 502,525 shares of common stock at an average price of $18.40 per share during 2023, and 46,497 shares of common stock at an average price of $24.42 per share during 2022.

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

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2024	2023	2022
Total equity - GAAP	$384,063	$362,795	$364,974
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$379,376	$358,108	$360,287

Total assets - GAAP	$5,737,859	$5,167,572	$4,543,104
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$5,733,172	$5,162,885	$4,538,417

Total common shares outstanding	8,667,894	8,644,451	9,065,883

Book value per common share	$44.31	$41.97	$40.26
Effect of goodwill	(0.54)	(0.54)	(0.52)
Tangible book value per common share	$43.77	$41.43	$39.74

Total shareholders’ equity to assets	6.69%	7.02%	8.03%
Effect of goodwill	(0.07%)	(0.08%)	(0.09%)
Tangible common equity to tangible assets	6.62%	6.94%	7.94%

Total average equity - GAAP	$377,215	$357,800	$372,844
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$372,528	$353,113	$368,157

Return on average shareholders' equity	6.70%	2.35%	9.53%
Effect of goodwill	0.08%	0.03%	0.12%
Return on average tangible common equity	6.78%	2.38%	9.65%

Total interest income	$291,887	$239,442	$156,908
Adjustments:
Fully-taxable equivalent adjustments[1]	4,650	5,233	5,355
Total interest income - FTE	$296,537	$244,675	$162,263

Net interest income	$87,377	$74,904	$97,093
Adjustments:
Fully-taxable equivalent adjustments[1]	4,650	5,233	5,355
Net interest income - FTE	$92,027	$80,137	$102,448

Net interest margin	1.65%	1.56%	2.41%
Effect of fully-taxable equivalent adjustments[1]	0.09%	0.11%	0.13%
Net interest margin - FTE	1.74%	1.67%	2.54%
1Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2024	2023	2022
Total Revenue - GAAP	$134,722	$101,029	$118,350
Adjustments:
Mortgage-related revenue	—	(65)	—
Gain on prepayment of FHLB advances	(1,829)	—	—
Gain on termination of interest rate swaps	(2,904)	—	—
Adjusted total revenue	$129,989	$100,964	$118,350

Noninterest income - GAAP	$47,345	$26,125	$21,257
Adjustments:
Mortgage-related revenue	—	(65)	—
Gain on prepayment of FHLB advances	(1,829)	—	—
Gain on termination of interest rate swaps	(2,904)	—	—
Adjusted noninterest income	$42,612	$26,060	$21,257

Noninterest expense - GAAP	$90,110	$79,436	$73,273
Adjustments:
Mortgage-related costs	—	(3,052)	—
Acquisition-related expenses	—	—	(273)
IT termination fees	(452)	—	—
Nonrecurring consulting fee	—	—	(875)
Write-down of Software	—	—	(125)
Discretionary inflation bonus	—	—	(531)
Accelerated equity compensation	—	—	(289)
Anniversary expenses	(120)	—	—
Adjusted noninterest expense	$89,538	$76,384	$71,180

Income before income taxes - GAAP	$27,542	$4,940	$40,100
Adjustments:[1]
Mortgage-related revenue	—	(65)	—
Mortgage-related costs	—	3,052	—
Partial charge-off of C&I participation loan	—	6,914	—
Acquisition-related expenses	—	—	273
IT termination fees	452	—	—
Nonrecurring consulting fee	—	—	875
Write-down of software	—	—	125
Discretionary inflation bonus	—	—	531
Accelerated equity compensation	—	—	289
Anniversary expenses	120	—	—
Gain on prepayment of FHLB advances	(1,829)	—	—
Gain on termination of interest rate swaps	(2,904)	—	—
Adjusted income before income taxes	$23,381	$14,841	$42,193
[1]Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2024	2023	2022
Income tax provision (benefit) - GAAP	$2,266	$(3,477)	$4,559
Adjustments:[1]
Mortgage-related revenue	—	(14)	—
Mortgage-related costs	—	641	—
Partial charge-off of C&I participation loan	—	1,452	—
Acquisition-related expenses	—	—	57
IT termination fees	95		—
Nonrecurring consulting fee	—	—	184
Write-down of software	—	—	26
Discretionary inflation bonus	—	—	112
Accelerated equity compensation	—	—	61
Anniversary expenses	25	—	—
Gain on prepayment of FHLB advances	(384)	—	—
Gain on termination of interest rate swaps	(610)	—	—
Adjusted income tax provision (benefit)	$1,392	$(1,398)	$4,999

Net income - GAAP	$25,276	$8,417	$35,541
Adjustments:
Mortgage-related revenue	—	(51)	—
Mortgage-related costs	—	2,411	—
Partial charge-off of C&I participation loan	—	5,462	—
IT termination fees	357	—	—
Acquisition-related expenses	—	—	216
Nonrecurring consulting fee	—	—	691
Write-down of software	—	—	99
Discretionary inflation bonus	—	—	419
Accelerated equity compensation	—	—	228
Anniversary expenses	95	—	—
Gain on prepayment of FHLB advances	(1,445)	—	—
Gain on termination of interest rate swaps	(2,294)	—	—
Adjusted net income	$21,989	$16,239	$37,194

Diluted average common shares outstanding	8,765,725	8,858,890	9,595,115

Diluted earnings per share - GAAP	$2.88	$0.95	$3.70
Adjustments:
Mortgage-related revenue	—	(0.01)	—
Mortgage-related costs	—	0.27	—
Effect of partial charge-off of C&I participation loan	—	0.62	—
Effect of acquisition-related expenses	—	—	0.02
Effect of IT termination fees	0.04	—	—
Effect of nonrecurring consulting fee	—	—	0.07
Effect of write-down of software	—	—	0.01
Effect of discretionary inflation bonus	—	—	0.04
Effect of accelerated equity compensation	—	—	0.02
Effect of anniversary expenses	0.01	—	—
Effect of gain on prepayment of FHLB advances	(0.16)	—	—
Effect of gain on termination of interest rate swaps	(0.26)	—	—
Adjusted diluted earnings per share	$2.51	$1.83	$3.86
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2024	2023	2022
Return on average assets	0.46%	0.17%	0.85%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.00%	0.05%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	0.11%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.01%
Effect of IT termination fees	0.01%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.02%
Effect of discretionary inflation bonus	0.00%	0.00%	0.01%
Effect of accelerated equity compensation	0.00%	0.00%	0.01%
Effect of anniversary expenses	0.00%	0.00%	0.00%
Effect of gain on prepayment of FHLB advances	(0.03%)	0.00%	0.00%
Effect of gain on termination of interest rate swaps	(0.04%)	0.00%	0.00%
Adjusted return on average assets	0.40%	0.33%	0.90%

Return on average shareholders' equity	6.70%	2.35%	9.53%
Effect of mortgage-related revenue	0.00%	(0.01%)	0.00%
Effect of mortgage-related costs	0.00%	0.67%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	1.53%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.06%
Effect of IT termination fees	0.09%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.19%
Effect of write-down of software	0.00%	0.00%	0.03%
Effect of discretionary inflation bonus	0.00%	0.00%	0.11%
Effect of accelerated equity compensation	0.00%	0.00%	0.06%
Effect of anniversary expenses	0.03%	0.00%	0.00%
Effect of gain on prepayment of FHLB advances	(0.38%)	0.00%	0.00%
Effect of gain on termination of interest rate swaps	(0.61%)	0.00%	0.00%
Adjusted return on average shareholders' equity	5.83%	4.54%	9.98%

Return on average tangible common equity	6.78%	2.38%	9.65%
Effect of mortgage-related revenue	0.00%	(0.01%)	0.00%
Effect of mortgage-related costs	0.00%	0.68%	0.00%
Effect of partial charge-off of C&I participation loan	0.00%	1.55%	0.00%
Effect of acquisition-related expenses	0.00%	0.00%	0.06%
Effect of IT termination fees	0.10%	0.00%	0.00%
Effect of nonrecurring consulting fee	0.00%	0.00%	0.19%
Effect of write-down of software	0.00%	0.00%	0.03%
Effect of subordinated debt redemption cost	0.00%	0.00%	0.00%
Effect of discretionary inflation bonus	0.00%	0.00%	0.11%
Effect of accelerated equity compensation	0.00%	0.00%	0.06%
Effect of anniversary expenses	0.03%	0.00%	0.00%
Effect of gain on prepayment of FHLB advances	(0.39%)	0.00%	0.00%
Effect of gain on termination of interest rate swaps	(0.62%)	0.00%	0.00%
Adjusted return on average tangible common equity	5.90%	4.60%	10.10%

Critical Accounting Policies and Estimates

ACL - Loans

Management considers the policies related to the ACL- loans to be critical to the financial statement presentation. The total allowance for credit losses on loans includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses. The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. When the Company is unable to forecast future economic events, management may revert to historical information.

Accrued interest receivable on loans is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average for most segments. Due to its limited loss history, the Company elected to use peer data for a more reasonable calculation.

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

Allowance for Loan Losses

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and assumptions used in the preparation of our consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows, estimated collateral values, and other qualitative factors. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Management evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Recent Accounting Pronouncements

Refer to Note 23 to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, we may enter into financial transactions to extend credit, engage in interest rate swaps or other forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps were arranged to receive hedge accounting treatment and were classified as either fair value or cash flow hedges. Fair value hedges were purchased to convert certain fixed rate assets to floating rate. Cash flow hedges were used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2024, we had no interest rate swaps that were classified as either fair value or cash flow hedges. At December 31, 2023, we had interest rate swaps with a notional amount of $200.0 million. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of December 31, 2024, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.88%	5.04%	N/A	(3.10%)	(6.30%)
NII - Year 2	23.01%	20.69%	16.12%	12.65%	8.89%
EVE	23.73%	14.33%	N/A	(8.32%)	(17.04%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on our NII and EVE position as of December 31, 2024, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve-month period:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	2.92%	1.60%	N/A	(1.17%)	(2.32%)
NII - Year 2	24.19%	20.94%	16.11%	12.53%	8.91%
EVE	21.86%	13.31%	N/A	(7.59%)	(15.59%)

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2024. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	71	Chairman, Chief Executive Officer and Director
Nicole S. Lorch	50	President, Chief Operating Officer and Secretary
Kenneth J. Lovik	55	Executive Vice President and Chief Financial Officer

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

Executive officers are elected annually by our Board of Directors and serve a one-year term or until their successors are elected. None of the above-identified executive officers are related to each other or to any of our directors.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

The disclosures in the Proxy Statement under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Shareholder Proposals for 2025 Annual Meeting,” and, if applicable “Delinquent Section 16(a) Reports” are incorporated into this Item by reference.

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

Item 14.        Principal Accountant Fees and Services

Incorporated into this Item by reference is the information in the Proxy Statement under the heading “Audit Matters.” The independent registered public accounting firm is Forvis Mazars, LLP (Public Company Accounting Oversight Board Firm ID No. 686) located in Indianapolis, Indiana.

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

19	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K for the year ended December 31, 2023)
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2024, filed with the SEC on March 12, 2025, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024, 2023, and 2022, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2025.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2025.

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
Michele L. Raines, Director

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

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.

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

Allowance for Credit Losses (ACL) – Loans – Qualitative Adjustments

Critical Audit Mater Description

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for credit losses (ACL) was $44,769,000 at December 31, 2024. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Credit Losses” accounting policy around this estimate. The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company utilized a discounted cash flow (“DCF”) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. Due to its minimal loss history, the Company elected to use peer data for a more accurate calculation. The Company also includes qualitative adjustments to the ACL based on factors and considerations that have not otherwise been fully accounted for.

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments; and our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment and required significant audit effort.

The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s process for establishing the ACL, including the key qualitative factor adjustments applied to the ACL.

•Evaluated the design and tested the operating effectiveness of key controls over significant assumptions and judgments applied in the application of the qualitative adjustments used in the ACL calculation

•Assessed management’s process for developing the qualitative adjustments and determining the reasonableness of the qualitative adjustments applied in the ACL estimate which included assessing the relevance and reliability of data used to develop the qualitative adjustments. Our evaluation considered evidence from internal and external sources.

•Evaluated the reasonableness of the overall ACL and related qualitative adjustments to determine whether the ACL appropriately reflects expected credit losses by assessing trends in relevant factors and evaluating the relationship of those trends to the overall ACL and related qualitative adjustments applied to the ACL.

•Evaluated the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 12, 2025

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 12, 2025

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$9,249	$8,269
Interest-bearing demand deposits	457,161	397,629
Total cash and cash equivalents	466,410	405,898
Securities available-for-sale - at fair value (amortized cost of $626,854 and $513,315 in 2024 and 2023, respectively)	587,355	474,855
Securities held-to-maturity - at amortized cost, net of allowance for credit losses of $0.2 million and $0.3 million in 2024 and 2023, respectively, (fair value of $228,851 and $207,572 in 2024 and 2023, respectively)	249,796	227,153
Loans held-for-sale	54,695	22,052
Loans	4,170,646	3,840,220
Allowance for credit losses - loans	(44,769)	(38,774)
Net loans	4,125,877	3,801,446
Accrued interest receivable	28,180	26,746
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	41,394	40,882
Premises and equipment, net	71,453	73,463
Goodwill	4,687	4,687
Servicing asset, at fair value	16,389	10,567
Other real estate owned	272	375
Accrued income and other assets	63,001	51,098
Total assets	$5,737,859	$5,167,572

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$136,451	$123,464
Interest-bearing deposits	4,796,755	3,943,509
Total deposits	4,933,206	4,066,973
Advances from Federal Home Loan Bank	295,000	614,934
Subordinated debt, net of unamortized discount and debt issuance costs of $1,850 and $2,162 in 2024 and 2023, respectively	105,150	104,838
Accrued interest payable	2,495	3,848
Accrued expenses and other liabilities	17,945	14,184
Total liabilities	5,353,796	4,804,777
Commitments and Contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,667,894 and 8,644,451 shares issued and outstanding in 2024 and 2023, respectively	186,094	184,700
Nonvoting common stock, no par value; 86.221 shares authorized; issued and outstanding - none	—	—
Retained earnings	230,622	207,470
Accumulated other comprehensive loss	(32,653)	(29,375)
Total shareholders’ equity	384,063	362,795
Total liabilities and shareholders’ equity	$5,737,859	$5,167,572

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Income
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income
Loans	$233,844	$192,337	$140,600
Securities – taxable	26,742	17,189	10,711
Securities – non-taxable	3,775	3,532	1,767
Other earning assets	27,526	26,384	3,830
Total interest income	291,887	239,442	156,908
Interest expense
Deposits	183,150	143,363	41,832
Other borrowed funds	21,360	21,175	17,983
Total interest expense	204,510	164,538	59,815
Net interest income	87,377	74,904	97,093
Provision for credit losses - loans	18,815	15,454	4,977
Benefit for credit losses - debt securities held-to-maturity	(139)	(42)	—
(Benefit) provision for credit losses - off-balance sheet commitments	(1,606)	1,241	—
Net interest income after provision for credit losses	70,307	58,251	92,116
Noninterest income
Service charges and fees	959	851	1,071
Loan servicing revenue	6,188	3,833	2,573
Loan servicing asset revaluation	(2,537)	(1,463)	(1,639)
Mortgage banking activities	—	76	5,464
Gain on sale of loans	33,329	20,526	11,372
Other	9,406	2,302	2,416
Total noninterest income	47,345	26,125	21,257
Noninterest expense
Salaries and employee benefits	51,756	45,322	41,553
Marketing, advertising and promotion	2,589	2,567	3,554
Consulting and professional fees	3,744	3,082	4,826
Data processing	2,448	2,373	1,989
Loan expenses	5,947	5,756	4,435
Premises and equipment	11,902	10,599	10,688
Deposit insurance premium	5,000	3,880	1,152
Other	6,724	5,857	5,076
Total noninterest expense	90,110	79,436	73,273
Income before income taxes	27,542	4,940	40,100
Income tax provision (benefit)	2,266	(3,477)	4,559
Net income	$25,276	$8,417	$35,541
Income per share of common stock
Basic	$2.91	$0.95	$3.73
Diluted	2.88	0.95	3.70
Weighted-average number of common shares outstanding
Basic	8,690,416	8,837,558	9,530,921
Diluted	8,765,725	8,858,890	9,595,115
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$25,276	$8,417	$35,541
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(1,039)	7,339	(42,336)
Income tax (benefit) provision	(800)	1,682	(9,060)
Net effect on other comprehensive (loss) income	(239)	5,657	(33,276)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	(5,402)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	789	778	844
Income tax provision (benefit)	90	198	(1,039)
Net effect on other comprehensive income (loss)	699	580	(3,519)

Cash flow hedges
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income before income tax	(1,082)	(2,566)	19,091
Reclassification of gain on termination of interest rate swaps	(2,904)	—	—
Income tax (benefit) provision	(248)	(590)	4,893
Net effect on other comprehensive (loss) income	(3,738)	(1,976)	14,198

Total other comprehensive (loss) income	(3,278)	4,261	(22,597)
Comprehensive income	$21,998	$12,678	$12,944

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2022	$218,946	$172,431	$(11,039)	$380,338
Net income	—	35,541	—	35,541
Other comprehensive loss	—	—	(22,597)	(22,597)
Dividends declared ($0.24 per share)	—	(2,297)	—	(2,297)
Repurchased shares of common stock (779,956)	(27,780)	—	—	(27,780)
Recognition of the fair value of share-based compensation	2,035	—	—	2,035
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	21	—	—	21
Common stock redeemed for the net settlement of share-based awards	(287)	—	—	(287)
Balance, December 31, 2022	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards (1)	—	(4,491)	—	(4,491)
Net income	—	8,417	—	8,417
Other comprehensive income	—	—	4,261	4,261
Dividends declared ($0.24 per share)	—	(2,131)	—	(2,131)
Repurchased shares of common stock (502,525)	(9,248)	—	—	(9,248)
Excise tax on repurchase of common stock	(92)	—	—	(92)
Recognition of the fair value of share-based compensation	1,258	—	—	1,258
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(162)	—	—	(162)
Balance, December 31, 2023	$184,700	$207,470	$(29,375)	$362,795
Net income	—	25,276	—	25,276
Other comprehensive loss	—	—	(3,278)	(3,278)
Dividends declared ($0.24 per share)	—	(2,124)	—	(2,124)
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Recognition of the fair value of share-based compensation	1,814	—	—	1,814
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, December 31, 2024	$186,094	$230,622	$(32,653)	$384,063
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$25,276	$8,417	$35,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,460	5,748	8,729
Increase in cash surrender value of bank-owned life insurance	(1,100)	(1,023)	(959)
Provision for credit losses	17,070	16,653	4,977
Share-based compensation expense	1,814	1,258	2,035
Loans originated for sale	(517,675)	(328,146)	(518,870)
Proceeds from sale of loans originated for sale	510,002	342,684	558,817
Gain on sale of loans	(33,329)	(20,997)	(17,473)
Gain on sale of other real estate owned	(27)	—	—
Decrease in fair value of loans held-for-sale	—	143	184
Loss (gain) on derivatives	4,771	(384)	(2,569)
Gain on prepayment of FHLB advances	(1,829)	—	—
Gain on termination of interest rate swaps	(2,904)	—	—
Gain on bank-owned life insurance	(149)	—	—
Net change in servicing asset	2,537	1,463	1,639
Net deferred income tax	(1,357)	(4,353)	4,632
Net change in other assets	(3,932)	(6,625)	9,815
Net change in other liabilities	5,364	(3,158)	(3,775)
Net cash provided by operating activities	12,992	11,680	82,723
Investing activities
Net loan activity, excluding sales and purchases	(201,768)	(67,851)	(214,761)
Proceeds from sales of other real estate owned	623	—	1,188
Net proceeds from sales of portfolio loans	—	—	14,466
Maturities of securities available-for-sale	78,378	53,142	80,223
Purchase of securities available-for-sale	(193,944)	(130,772)	(12,969)
Maturities and calls of securities held-to-maturity	31,957	19,104	7,902
Purchase of securities held-to-maturity	(53,977)	(53,573)	(41,246)
Redemption of Federal Home Loan Bank of Indianapolis stock	—	—	431
Purchase of Federal Home Loan Bank of Indianapolis stock	—	—	(3,131)
Proceeds from bank owned life insurance	737	—	—
Purchase of premises and equipment	(2,592)	(5,367)	(17,517)
Loans purchased	(142,001)	(284,722)	(412,109)
Purchase of equity investments	(13,583)	(4,464)	(3,510)
Net cash used in investing activities	(496,170)	(474,503)	(601,033)
Financing activities
Net change in deposits	866,233	623,818	262,286
Cash dividends paid	(2,078)	(2,156)	(2,317)
Repurchase of common stock	(283)	(9,340)	(27,780)
Proceeds from advances from Federal Home Loan Bank	430,000	475,000	615,000
Repayment of advances from Federal Home Loan Bank	(750,000)	(475,000)	(515,000)
Other, net	(182)	(153)	(287)
Net cash provided by financing activities	543,690	612,169	331,902
Net increase (decrease) in cash and cash equivalents	60,512	149,346	(186,408)
Cash and cash equivalents, beginning of year	405,898	256,552	442,960
Cash and cash equivalents, end of year	$466,410	$405,898	$256,552
Supplemental disclosures of cash flows information
Cash paid during the year for interest	205,863	163,604	58,920
Cash paid during the year for taxes	684	939	2,005
Loans transferred to other real estate owned	523	375	—
Loans transferred to held-for-sale from portfolio	—	—	14,049
Cash dividends declared, not paid	520	519	544
Securities purchases settled in subsequent period	—	2,632	2,997
Transfer of available-for-sale mortgage-backed securities to held-to-maturity mortgage-backed securities at fair value	—	—	96,220
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

The Company also evaluates its relationships with other entities to identify whether they represent a variable interest entity (“VIE”). The Company is considered to hold a controlling financial interest in a VIE when it is the primary beneficiary. A primary beneficiary has both: 1) the power to direct the activities that most significantly impact the entity’s economic performance; and 2) and the obligation to absorb losses of, or the right to receive benefits from, an entity that could potentially be significant to the entity. The Company considers all of its economic interests in the VIE when determining whether it has the obligation to absorb losses or the right to receive benefits from the VIE. Certain equity investments held by the Company meet the criteria of a VIE. See Note 3 for additional information on the Company’s equity investments and VIEs.

Segment Information

The Company operates as a single reportable segment. While there are several lines of business within the operating segment, they are closely interrelated and cannot operate independently. Accordingly, the Chief Operation Decision Maker (“CODM”) evaluates operations and financial performance on a Company-wide basis and all of the Company’s operations are aggregated in one reportable operating segment. See Note 22 for additional segment information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for credit losses (“ACL”). Actual results could differ from those estimates.

Securities

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company classifies its securities in one of three categories and accounts for the investments as follows:

•Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost.

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2024 or 2023.

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
Interest income on loans is accrued as earned using the interest method based on unpaid principal balances, except for interest on loans in nonaccrual status. Interest on loans in nonaccrual status is recorded as a reduction of loan principal when received.

Premiums and discounts are amortized using the effective interest rate method.

Loan fees, net of certain direct origination costs, primarily salaries and wages, are deferred and amortized to interest income as a yield adjustment over the life of the loan.

The Company also earns noninterest income through a variety of financial and transaction services provided to commercial and consumer clients such as sales of the government-guaranteed portion of U.S. Small Business Administration loans, SBA servicing revenue, deposit account, debit card, mortgage banking and portfolio loan sales. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the ACL, any unamortized deferred fees or costs on originated loans, unamortized premiums or discounts on purchased loans and any carrying value adjustments related to terminated interest rate swaps associated with loans.

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

ACL - Available-For-Sale (“AFS”) Debt Securities

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, such as interest rates or market conditions. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded. Changes in the ACL are recorded as a provision for, or recovery of, credit loss expense. Losses are charged against the allowance when management believes that uncollectibility of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL - Held-To-Maturity (“HTM”) Debt Securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities are excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest. Accrued interest deemed uncollectible will be written off through interest income. The HTM securities portfolio includes municipal securities, residential mortgage-backed-securities, commercial mortgage-backed securities and corporate securities. All residential and commercial mortgage-backed securities are U.S. government issued or sponsored and substantially all municipal and corporate securities are rated investment grade or above.

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

Accrued interest receivable on loans are excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

ACL - Loans - Collectively Evaluated

The ACL is measured on a collective pool basis when similar risk characteristics exist.

The Company utilizes a discounted cash flow (“DCF”) method to estimate the quantitative portion of the allowance for credit losses for loans evaluated on a collective pooled basis. For each segment, a loss driver analysis is performed in order to identify loss drivers and create a regression model for use in forecasting cash flows.

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its limited loss history, the Company elected to use peer data for a more accurate calculation.

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

Regulatory Capital

As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. Refer to “Note 14: Regulatory Capital Requirements” for details of the phase-in transition adjustments.

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
Provision for Credit Losses

A provision for estimated credit losses is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future ACL adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. Additionally, prior to the Company’s decision to exit its consumer mortgage business in the first quarter 2023, we entered into forward contracts related to our mortgage banking business to hedge the exposures we had from commitments to extend new residential mortgage loans to our customers and from our mortgage loans held-for-sale. The forward contracts were entered into in order to economically hedge the effect of changed interest rates resulting from the Company’s commitment to fund the loans.

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

The interest rate lock commitments (“IRLCs”) and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income in the consolidated statements of income. The fair value of derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2024 or 2023.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations.

	Year Ended December 31,
	2024	2023	2022
Basic earnings per share
Net income available to common shareholders	$25,276	$8,417	$35,541
Weighted average common shares	8,690,416	8,837,558	9,530,921
Basic earnings per common share	$2.91	$0.95	$3.73

Diluted earnings per share
Net income available to common shareholders	$25,276	$8,417	$35,541
Weighted average common shares	8,690,416	8,837,558	9,530,921
Dilutive effect of equity compensation	75,309	21,332	64,194
Weighted average common and incremental shares	8,765,725	8,858,890	9,595,115
Diluted earnings per common share[1]	$2.88	$0.95	$3.70

1 Potential dilutive common shares are excluded from the computation of diluted earnings per share in the periods where the effect would be antidilutive. There were no antidilutive shares for the year ended December 31, 2024. Excluded from the computation of diluted earnings per share were weighted average antidilutive shares totaling 20,797 and 2,646 for the years ended December 31, 2023 and 2022, respectively.

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

Note 2:        Cash and Cash Equivalents

At December 31, 2024, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $1.1 million. In addition, approximately $440.8 million and $15.7 million of cash was held at the Federal Reserve Bank of Chicago and the FHLB of Indianapolis, respectively, which are not federally insured.

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

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2024 and 2023.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$83,811	$487	$(1,482)	$82,816
Municipal securities	67,441	—	(3,787)	63,654
Agency mortgage-backed securities - residential[1]	300,914	460	(31,733)	269,641
Agency mortgage-backed securities - commercial	64,214	276	(1,159)	63,331
Private label mortgage-backed securities - residential	46,623	186	(988)	45,821
Asset-backed securities	23,802	62	(43)	23,821
Corporate securities	40,049	71	(1,849)	38,271
Total available-for-sale	$626,854	$1,542	$(41,041)	$587,355

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
		Gains	Losses
Securities held-to-maturity
Municipal securities	$12,846	$—	$(921)	$11,925	$(3)	$12,843
Agency mortgage-backed securities - residential	201,840	102	(17,530)	184,412	—	201,840
Agency mortgage-backed securities - commercial	5,705	—	(1,157)	4,548	—	5,705
Corporate securities	29,559	—	(1,593)	27,966	(151)	29,408
Total held-to-maturity	$249,950	$102	$(21,201)	$228,851	$(154)	$249,796

1 Includes $0.3 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2024.

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

Accrued interest receivable on AFS and HTM securities at December 31, 2024 was $2.8 million and $1.1 million, respectively, compared to $2.9 million and $1.2 million, respectively, at December 31, 2023, and is included in accrued interest receivable on the consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At December 31, 2024 and 2023, over 92% and 95%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

The carrying value of securities at December 31, 2024 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$10,725	$10,684
One to five years	24,017	23,988
Five to ten years	70,946	68,040
After ten years	85,613	82,029
	191,301	184,741
Agency mortgage-backed securities - residential	300,914	269,641
Agency mortgage-backed securities - commercial	64,214	63,331
Private label mortgage-backed securities - residential	46,623	45,821
Asset-backed securities	23,802	23,821
Total	$626,854	$587,355

	Held-to-Maturity
	Amortized Cost	Fair Value
Within one year	$1,808	$1,796
One to five years	24,721	24,071
Five to ten years	12,381	11,013
After ten years	3,495	3,011
	42,405	39,891
Agency mortgage-backed securities - residential	201,840	184,412
Agency mortgage-backed securities - commercial	5,705	4,548
Total	$249,950	$228,851

There were no gross realized gains or losses resulting from the sale of AFS securities recognized during the twelve months ended December 31, 2024, December 31, 2023 and December 31, 2022.

As of December 31, 2024, the fair value of securities pledged as collateral was $795.0 million. The Company pledged these securities to both the FHLB and the Fed Discount Window to increase the Company’s borrowing capacity and provide collateral for existing FHLB advances.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2024 and 2023 was $603.9 million and $578.9 million, which is approximately 72% and 85%, respectively, of the Company’s AFS and HTM securities portfolios. As of December 31, 2024, the Company’s securities portfolio consisted of 579 positions, of which 482 were in an unrealized loss position. As of December 31, 2023, the Company’s security portfolio consisted of 512 positions, of which 434 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

 U.S. Government-Sponsored Agencies, Municipal Securities and Corporate Securities

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The unrealized losses on the Company’s investments in securities issued by U.S. Government-sponsored agencies, municipal organizations and corporate entities were caused primarily by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the investments, and it is not likely that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be upon maturity.

Agency Mortgage-Backed, Private Label Mortgage-Backed Securities and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed, private label mortgage-backed securities and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost basis over the terms of the securities. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be upon maturity.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$16,856	$(111)	$29,748	$(1,371)	$46,604	$(1,482)
Municipal securities	8,504	(54)	52,649	(3,733)	61,153	(3,787)
Agency mortgage-backed securities - residential	41,005	(179)	169,483	(31,554)	210,488	(31,733)
Agency mortgage-backed securities - commercial	18,141	(37)	12,027	(1,122)	30,168	(1,159)
Private label mortgage-backed securities - residential	3,003	(14)	7,450	(974)	10,453	(988)
Asset-backed securities	10,299	(43)	—	—	10,299	(43)
Corporate securities	2,994	(6)	27,179	(1,843)	30,173	(1,849)
Total	$100,802	$(444)	$298,536	$(40,597)	$399,338	$(41,041)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$41,934	$(161)	$24,579	$(1,468)	$66,513	$(1,629)
Municipals	2,399	(103)	36,193	(1,301)	38,592	(1,404)
Agency mortgage-backed securities - residential	1,089	(5)	194,095	(31,245)	195,184	(31,250)
Agency mortgage-backed securities - commercial	21,561	(50)	14,217	(1,289)	35,778	(1,339)
Private label mortgage-backed securities - residential	3,567	(29)	9,114	(1,078)	12,681	(1,107)
Asset-backed securities	1,654	(7)	—	—	1,654	(7)
Corporate securities	1,680	(365)	24,587	(2,413)	26,267	(2,778)
Total	$73,884	$(720)	$302,785	$(38,794)	$376,669	$(39,514)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2024 and 2023.

	December 31, 2024
	Held-to-Maturity
	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$201,840	$5,705	$—	$207,545
Aa1/AA+	8,878	—	—	—	8,878
Aa2/AA	2,175	—	—	—	2,175
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
A3/A-	—	—	—	—	—
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	8,559	8,559
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,846	$201,840	$5,705	$29,559	$249,950

	December 31, 2023
	Held-to-Maturity
	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$166,750	$5,767	$—	$172,517
Aa1/AA+	9,917	—	—	—	9,917
Aa2/AA	1,538	—	—	—	1,538
A1/A+	1,794	—	—	—	1,794
A2/A	643	—	—	5,000	5,643
A3/A-	—	—	—	4,509	4,509
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	8,500	8,500
Baa3/BBB-	—	—	—	12,528	12,528
Ba1/BB+	—	—	—	2,000	2,000
Total	$13,892	$166,750	$5,767	$41,037	$227,446

There were no amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income during the twelve months ended December 31, 2024, 2023 and 2022.
Equity Investments

Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under equity security accounting and is included within accrued income and other assets on the consolidated balance sheet. The Company’s non-marketable equity investments consist of limited partner interests in venture capital and Small Business Investment Company (“SBIC”) funds. After the initial commitment and over the course of the investment period, the Company will make capital contributions and receive profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not considered to be substantive as the general partner can only be removed for cause. All of these investments are generally non-redeemable and distributions are generally expected to be received through the

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreements.

The above investments meet the criteria of a VIE. However, the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities that most significantly impact the economic performance of the entities. The Company’s maximum exposure to loss from unconsolidated VIEs includes the value of the investment recorded on the Company’s consolidated balance sheets.

The following tables provide additional information related to equity investments accounted for under equity security accounting.

The carrying amount of each equity investment with a readily determinable fair value or net asset value at December 31, 2024 and 2023 is reflected in the following table:

	2024	2023
GenOpp Financial Fund LP	$2,724	$2,102
Total	$2,724	$2,102

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis for the years ended December 31, 2024 and 2023 is reflected in the following table:

	2024	2023
Carrying value[1]	$20,017	$12,374
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Net change	$20,017	$12,374

1 Excludes $9.1 million and $11.5 million in unfunded commitments as of December 31, 2024 and 2023, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans

Categories of loans include:

	December 31,
	2024	2023
Commercial loans
Commercial and industrial	$120,175	$129,349
Owner-occupied commercial real estate	53,591	57,286
Investor commercial real estate	269,431	132,077
Construction	413,523	261,750
Single tenant lease financing	949,748	936,616
Public finance	485,867	521,764
Healthcare finance	181,427	222,793
Small business lending [1]	331,914	218,506
Franchise finance	536,909	525,783
Total commercial loans	3,342,585	3,005,924
Consumer loans
Residential mortgage	375,160	395,648
Home equity	18,274	23,669
Other consumer	407,947	377,614
Total consumer loans	801,381	796,931
Total commercial and consumer loans	4,143,966	3,802,855
Net deferred loan origination costs, premiums and discounts on purchased loans, and other [2]	26,680	37,365
Total loans	4,170,646	3,840,220
Allowance for credit losses	(44,769)	(38,774)
Net loans	$4,125,877	$3,801,446

1 Balances include $34.0 million and $33.5 million that is guaranteed by the U.S. government as of December 31, 2024 and December 31, 2023, respectively.
2 Includes carrying value adjustment of $22.9 million and $27.8 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2024 and December 31, 2023, respectively.

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

Public Finance: These loans are made on a nationwide basis to governmental and not-for-profit entities to provide both tax-exempt and taxable loans for a variety of purposes including: short-term cash-flow needs; debt refinancing; economic development; quality of life projects; infrastructure improvements; renewable energy projects; and equipment financing. The primary sources of repayment for public finance loans include pledged revenue sources including, but not limited to: general obligations; property taxes; income taxes; tax increment revenue; utility revenue; gaming revenues; sales tax; and pledged general revenue. Certain loans may also include an additional collateral pledge of mortgaged property or a security interest in financed equipment.

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
Residential Mortgage: With respect to residential loans that are secured by 1-to-4 family residences and are generally owner occupied, the Company typically established a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the financial circumstances of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in residential property values. Risk is mitigated

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers in geographically diverse locations throughout the country.
Home Equity: Home equity loans and lines of credit are typically secured by a subordinate interest in 1-to-4 family residences. The properties securing the home equity portfolio segment are generally geographically diverse as the Company offered these products on a nationwide basis. Repayment of these loans and lines of credit is primarily dependent on the financial circumstances of the borrowers and may be impacted by changes in unemployment levels and property values on residential properties, among other economic conditions in the market.
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
The Company's methodologies incorporate a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average for most segments.
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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Loans that do not share similar risk characteristics are evaluated on an individual basis. These evaluations are typically performed on loans with a deteriorated internal risk rating. The ACL is determined based on several methods, including estimating the fair value of the underlying collateral or the present value of expected cash flows.
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
Provision for Credit Losses
A provision for estimated losses on loans is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future ACL adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.
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
The following tables present changes in the balance of the ACL during the twelve months ended December 31, 2024 and December 31, 2023, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2024
	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for credit losses:
Commercial and industrial	$2,185	$(928)	$—	$8	$1,265
Owner-occupied commercial real estate	825	(297)	—	—	528
Investor commercial real estate	1,311	(162)	—	—	1,149
Construction	2,167	(183)	—	—	1,984
Single tenant lease financing	8,129	(3,152)	(195)	—	4,782
Public finance	1,372	(669)	—	—	703
Healthcare finance	1,976	(564)	—	—	1,412
Small business lending	6,532	19,745	(10,441)	325	16,161
Franchise finance	6,363	4,079	(1,466)	—	8,976
Residential mortgage	2,054	240	(159)	1	2,136
Home equity	171	(72)	—	7	106
Other consumer	5,689	778	(1,009)	109	5,567
Total	$38,774	$18,815	$(13,270)	$450	$44,769

	Twelve Months Ended December 31, 2023
	Balance, Beginning of Period	Adoption of CECL	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Allowance for credit losses:
Commercial and industrial	$1,711	$(120)	$7,400	$(7,049)	$243	$2,185
Owner-occupied commercial real estate	651	62	112	—	—	825
Investor commercial real estate	1,099	(191)	994	(591)	—	1,311
Construction	2,074	(435)	528	—	—	2,167
Single tenant lease financing	10,519	(346)	(2,044)	—	—	8,129
Public finance	1,753	(135)	(246)	—	—	1,372
Healthcare finance	2,997	1,034	(1,450)	(605)	—	1,976
Small business lending	2,168	334	6,539	(2,586)	77	6,532
Franchise finance	3,988	(313)	3,019	(331)	—	6,363
Residential mortgage	1,559	406	224	(140)	5	2,054
Home equity	69	133	(37)	—	6	171
Other consumer	3,149	2,533	415	(582)	174	5,689
Total	$31,737	$2,962	$15,454	$(11,884)	$505	$38,774

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

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables details activity in the provision for credit losses on off-balance sheet commitments for the twelve months ended December 31, 2024 and December 31, 2023.

	Balance December 31, 2023	Provision for credit losses	Balance December 31, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$—	$233
Owner-occupied commercial real estate	9	2	11
Investor commercial real estate	6	(5)	1
Construction	2,889	(1,321)	1,568
Single tenant lease financing	—	19	19
Small business lending	541	(278)	263
Total commercial loans	3,678	(1,583)	2,095
Consumer loans
Residential mortgage	11	(10)	1
Home equity	45	(10)	35
Other consumer	11	(3)	8
Total consumer loans	67	(23)	44
Total allowance for off-balance sheet commitments	$3,745	$(1,606)	$2,139

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	Provision for credit losses	Balance December 31, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$123	$233
Owner-occupied commercial real estate	—	—	9	9
Investor commercial real estate	—	9	(3)	6
Construction	—	2,193	696	2,889
Healthcare finance	—	2	(2)	—
Small business lending	—	—	541	541
Total commercial loans	—	2,314	1,364	3,678
Consumer loans
Residential mortgage	—	127	(116)	11
Home equity	—	52	(7)	45
Other consumer	—	11	—	11
Total consumer loans	—	190	(123)	67
Total allowance for off-balance sheet commitments	$—	$2,504	$1,241	$3,745

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans, which are evaluated annually. A description of the general characteristics of the risk grades is as follows:

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of December 31, 2024 and December 31, 2023

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$23,539	$8,501	$13,853	$5,418	$2,362	$17,829	$44,000	$—	$115,502
Special Mention	47	164	4,462	—	—	—	—	—	4,673
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	23,586	8,665	18,315	5,418	2,362	17,829	44,000	—	120,175
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	7,410	1,458	5,366	6,438	5,716	14,793	—	—	41,181
Special Mention	—	—	570	888	8,144	1,153	—	—	10,755
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	7,410	1,458	5,936	7,326	13,860	17,601	—	—	53,591
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	71,430	3,849	88,290	65,050	9,607	27,474	—	—	265,700
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	71,430	3,849	88,290	65,050	9,607	31,205	—	—	269,431
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	79,872	46,674	211,005	88,192	63,506	437,564	—	—	926,813
Special Mention	644	—	9,696	3,460	—	9,135	—	—	22,935
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	80,516	46,674	220,701	91,652	63,506	446,699	—	—	949,748
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	55,306	1,290	7,790	12,050	463	407,008	—	—	483,907
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	55,306	1,290	7,790	12,050	463	408,968	—	—	485,867
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	8,969	104,427	67,413	—	—	180,809
Special Mention	—	—	—	—	—	618	—	—	618
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	8,969	104,427	68,031	—	—	181,427
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	138,044	94,556	30,486	11,715	9,687	9,896	17,197	—	311,581
Special Mention	1,022	4,691	927	—	354	1,213	697	—	8,904
Substandard	2,940	3,909	1,457	258	970	1,001	894	—	11,429
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	142,006	103,156	32,870	11,973	11,011	12,110	18,788	—	331,914
Year-to-date gross charge-offs	1,093	4,600	3,038	567	619	524	—	—	10,441
Franchise finance
Pass	67,065	230,425	172,830	42,869	—	—	—	—	513,189
Special Mention	—	1,978	5,084	6,275	—	—	—	—	13,337
Substandard	—	3,543	6,367	473	—	—	—	—	10,383
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	67,065	235,946	184,281	49,617	—	—	—	—	536,909
Year-to-date gross charge-offs	—	1,171	—	295	—	—	—	—	1,466
Consumer loans
Residential mortgage
Performing	3,577	13,533	183,484	86,213	28,655	55,615	—	—	371,077
Nonperforming	—	—	1,671	609	69	1,734	—	—	4,083
Total residential mortgage	3,577	13,533	185,155	86,822	28,724	57,349	—	—	375,160
Year-to-date gross charge-offs	—	—	101	58	—	—	—	—	159
Home equity
Performing	—	992	1,450	356	414	530	13,621	911	18,274
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	992	1,450	356	414	530	13,621	911	18,274
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	101,965	97,832	88,872	33,177	20,918	64,251	870	—	407,885
Nonperforming	—	—	38	11	1	12	—	—	62
Total other consumer	101,965	97,832	88,910	33,188	20,919	64,263	870	—	407,947
Year-to-date gross charge-offs	157	242	300	127	1	182	—	—	1,009
Total Loans	$588,038	$700,374	$973,997	$420,019	$256,915	$1,124,585	$79,127	$911	$4,143,966
Total year-to-date gross charge-offs	$1,250	$6,013	$3,439	$1,047	$620	$901	$—	$—	$13,270

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s loan portfolio delinquency analysis as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$—	$—	$—	$—	$120,175	$120,175
Owner-occupied commercial real estate	—	—	—	—	53,591	53,591
Investor commercial real estate	—	—	—	—	269,431	269,431
Construction	—	—	—	—	413,523	413,523
Single tenant lease financing	—	—	—	—	949,748	949,748
Public finance	—	—	—	—	485,867	485,867
Healthcare finance	—	—	—	—	181,427	181,427
Small business lending	11,817	1,310	5,587	18,714	313,200	331,914
Franchise Finance	9,431	3,279	9,849	22,559	514,350	536,909
Residential mortgage	648	1,711	3,815	6,174	368,986	375,160
Home equity	—	—	—	—	18,274	18,274
Other consumer	194	196	27	417	407,530	407,947
Total	$22,090	$6,496	$19,278	$47,864	$4,096,102	$4,143,966

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$40	$21	$—	$61	$129,288	$129,349
Owner-occupied commercial real estate	—	—	—	—	57,286	57,286
Investor commercial real estate	—	—	—	—	132,077	132,077
Construction	—	—	—	—	261,750	261,750
Single tenant lease financing	—	—	—	—	936,616	936,616
Public finance	—	—	—	—	521,764	521,764
Healthcare finance	—	—	—	—	222,793	222,793
Small business lending	2,680	57	2,794	5,531	212,975	218,506
Franchise Finance	—	2,923	303	3,226	522,557	525,783
Residential mortgage	70	709	1,663	2,442	393,206	395,648
Home equity	—	—	—	—	23,669	23,669
Other consumer	223	68	53	344	377,270	377,614
Total	$3,013	$3,778	$4,813	$11,604	$3,791,251	$3,802,855

Loans are reclassified to non-accruing status when, in management’s judgment, the collateral value and financial condition of the borrower do not justify accruing interest. At the time the accrual is discontinued, all unpaid accrued interest is reversed against earnings. Interest income accrued in prior years, if any, is charged to the ACL. Payments subsequently received on nonaccrual loans are applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable, typically after a minimum of nine consecutive months of performance.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	December 31, 2024			December 31, 2023
	Total Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Total Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$—	$—	$—	$—
Owner-occupied commercial real estate	—	—	—	—	—	—
Small business lending	11,429	4,778	1,320	6,824	904	—
Franchise finance	10,382	—	—	303	—	—
Residential mortgage	4,083	4,083	1,142	1,911	1,911	838
Other consumer	61	61	4	86	86	—
Total loans	$25,955	$8,922	$2,466	$9,124	$2,901	$838

There was $0.7 million and $0.3 million in interest income recognized on nonaccrual loans for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	723	—	8,571	9,294	4,167
Franchise finance	—	—	3,468	3,468	679
Residential mortgage	—	4,083	—	4,083	—
Other consumer loans	—	—	22	22	—
Total loans	$2,377	$4,083	$12,061	$18,521	$4,846

1 Balance includes $3.5 million of loans guaranteed by the U.S. government.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$—	$—	$1,654	$1,654	$—
Small business lending[1]	2,875	1,210	2,226	6,311	2,391
Residential mortgage	—	1,911	—	1,911	—
Other consumer loans	—	—	86	86	—
Total loans	$2,875	$3,121	$3,966	$9,962	$2,391

1 Balance includes $1.4 million of loans guaranteed by the U.S. government.

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

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, other-than-insignificant payment delays, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral. The Company had five loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

The following table present loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024.

Twelve Months Ended December 31, 2024	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	5,566	5,566	1.0%
Total loans	$9,297	$9,297

The following table describe the financial effect of the modifications made to borrowers experiencing financial difficulty. As of December 31, 2024, the Company had no commitments to lend additional funds to these borrowers included in the table below.

Twelve Months Ended December 31, 2024 - Payment Delay
Loan Type	Financial Effect
Investor commercial real estate	Forbearance average of 9 months.
Franchise finance	Forbearance average of 7 months.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last twelve months as of December 31, 2024.

	Current	30 - 89 Days Past Due	90+ Days Past Due
Investor commercial real estate	$3,731	$—	$—
Franchise finance	5,566	—	—
Total loans	$9,297	$—	$—

There were four Franchise Finance loans and one Investor CRE loan classified as modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 with total book balance of $9.3 million. There were no loans classified as modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

Other Real Estate Owned
The Company had $0.3 million in other real estate owned (“OREO”) as of December 31, 2024, which consisted of one residential mortgage property. The Company had $0.4 million in other real estate owned (“OREO”) as of December 31, 2023, which consisted of two residential mortgage properties. There were nine loans totaling $2.1 million and one loan totaling $0.8 million, in the process of foreclosure at December 31, 2024 and December 31, 2023, respectively.

Accrued Interest Receivable

Accrued interest receivable on loans totaled $23.8 million and $22.0 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2024 and 2023.

	December 31,
	2024	2023
Land	$5,598	$5,598
Construction in process	20	1,119
Right of use leased asset	188	66
Building and improvements	63,069	60,699
Furniture and equipment	22,047	20,836
Less: accumulated depreciation	(19,469)	(14,855)
	$71,453	$73,463

Note 6:        Goodwill

As of December 31, 2024 and 2023, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2024, 2023 and 2022. Goodwill is tested for impairment on an annual basis as of August 31, or whenever events or changes in circumstances indicate the carrying amount of goodwill exceeds its implied fair value. The annual test indicated no impairment existed as of August 31, 2024. No events or changes in circumstances have occurred since the August 31, 2024 annual impairment test that would suggest it was more likely than not goodwill impairment existed.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2024, 2023 and 2022 are shown in the table below.

	Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$10,567	$6,255	$4,702
Additions:
Originated and purchased servicing	8,359	5,775	3,192
Subtractions:
Paydowns	(3,005)	(1,842)	(1,075)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	468	379	(564)
Loan servicing asset revaluation	(2,537)	(1,463)	(1,639)
Ending balance	$16,389	$10,567	$6,255

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2024, 2023 and 2022 are shown in the table below.

	December 31, 2024	December 31, 2023	December 31, 2022
Loan portfolios serviced for:
SBA guaranteed loans	$862,089	$531,927	$318,194
Total	$862,089	$531,927	$318,194

Loan servicing revenue totaled $6.2 million, $3.8 million and $2.6 million during the twelve months ended December 31, 2024, 2023 and 2022, respectively. Loan servicing asset revaluation, which represents paydowns and the

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

change in fair value of the servicing asset, resulted in a $2.5 million, $1.5 million and $1.6 million downward valuation for twelve months ended December 31, 2024, 2023 and 2022, respectively.

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

Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2024 and 2023.

	December 31,
	2024	2023
Noninterest-bearing deposits	$136,451	$123,464
Interest-bearing demand deposits[1]	896,661	402,976
Savings accounts	19,823	21,364
Money market accounts	1,183,789	1,248,319
Fintech - brokered deposits [1]	—	74,401
Certificates of deposits	2,133,455	1,605,156
Brokered deposits	563,027	591,293
Total deposits	$4,933,206	$4,066,973
Time deposits greater than $250	$776,788	$703,835

1 Fintech - brokered deposits that had been previously classified as brokered deposits were reclassified to interest-bearing demand deposits as of December 31, 2024.

The following table presents time deposit maturities by year as of December 31, 2024.

	Certificates of Deposits	Brokered Certificates of Deposits
2025	$1,327,799	$152,897
2026	178,941	57,509
2027	197,074	34,823
2028	142,667	—
2029	286,974	—
Thereafter	—	—
	$2,133,455	$245,229

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $295.0 million and $614.9 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the stated interest rates on the Company’s outstanding FHLB advances ranged from 1.06% to 4.16%, with a weighted average interest rate of 3.39%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $334.3 million and $330.3 million as of December 31, 2024 and 2023, respectively, and commercial real estate loans pledged were approximately $930.7 million and $932.4 million as of December 31, 2024 and 2023, respectively. The fair value of investment securities pledged to the FHLB was approximately $795.0 million and $662.1 million as of December 31, 2024 and 2023, respectively. Based on this collateral and the Company’s holding of FHLB stock, the Company is eligible to borrow up to an additional $1.1 billion at year-end 2024. As of December 31, 2024, the Company had $210.0 million of putable advance structures with the FHLB in which the FHLB holds a one-time option to put certain advances on a stated exercise date prior to maturity. Among the Company’s putable advance structures, $60.0 million have passed their one-time exercise date, with the next exercise date occurring in 2027.

The Company’s FHLB advances are scheduled to mature according to the following schedule:

Amount
2025	$50,000
2026	10,000
2027	50,000
2028	35,000
2029	—
Thereafter	150,000
$295,000

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR plus 3.11%). The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem subordinated notes issued by the Company in 2016. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of our obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note and the 2031 Notes as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(703)	$37,000	$(862)
2030 Note	10,000	(137)	10,000	(160)
2031 Notes	60,000	(1,010)	60,000	(1,140)
Total	$107,000	$(1,850)	$107,000	$(2,162)

Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time and part-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% up to the first 1% of employee deferrals and 50% for employee deferrals above 1% up to a maximum of 6% equating to a maximum match of 3.5% of an individual’s eligible earnings, as defined in the plan. The company match vests immediately. Discretionary employer-matching contributions begin vesting immediately at a rate of 50% per year of employment and are fully vested after the completion of two years of employment. Contributions totaled approximately $1.1 million, $0.9 million and $0.9 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

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

Award Activity Under 2022 Plan

The Company recorded $1.5 million, $0.8 million, and $0.1 million of share-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the year ended December 31, 2024.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	72,354	$24.61	30,030	$11.18	—	$—
Granted	75,222	24.13	12,040	31.46	—	—
Forfeited	(2,534)	24.37	—	—	—	—
Vested	(14,294)	24.52	(30,030)	11.18	—	—
Unvested at December 31, 2024	130,748	$24.35	12,040	$31.46	—	$—

At December 31, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $2.0 million with a weighted-average expense recognition period of 1.6 years.

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

Award Activity Under 2013 Plan
The Company recorded $0.3 million, $0.4 million and $2.0 million of share-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the year ended December 31, 2024:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2024	53,985	$39.86	—	$—	—	$—
Forfeited	(22,899)	30.58	—	—	—	—
Vested	(8,089)	46.64	—	—	—	—
Unvested at December 31, 2024	22,997	$46.71	—	$—	—	$—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

As of December 31, 2024, the total unrecognized compensation cost related to unvested awards was less than $0.1 million with a weighted-average expense recognition period of 0.1 years.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2024.

Deferred Rights
Outstanding, beginning of year	28,538
Granted	283
Outstanding, end of year	28,821

All deferred stock rights granted during 2024 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2024	2023	2022
Current	$3,623	$876	$(73)
Deferred	(1,357)	(4,353)	4,632
Total	$2,266	$(3,477)	$4,559

Income tax provision is reconciled to the statutory 21 % rate applied to pre-tax income.

	December 31,
	2024	2023	2022
Statutory rate times pre-tax income	$5,784	$1,037	$8,421
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,500)	(3,951)	(4,190)
State income tax, net of federal tax effect	47	(30)	592
Bank-owned life insurance	(262)	(215)	(201)
Tax credits	(110)	(168)	(143)
Other differences	307	(150)	80
Total income taxes	$2,266	$(3,477)	$4,559

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The net deferred tax asset at December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Deferred tax assets (liabilities)
Allowance for credits losses	$10,824	$9,847
Net unrealized losses on available-for-sale securities and hedged items	9,753	8,776
Fair value adjustments	(14,002)	(12,101)
Depreciation	(4,168)	(4,306)
Deferred compensation and accrued payroll	1,486	1,228
Loan origination costs	(1,533)	(1,379)
Prepaid assets	(916)	(806)
Net operating loss	9,962	13,309
Tax credits	1,956	711
Other	(309)	335
Total deferred tax assets, net	$13,053	$15,614

As of December 31, 2024 and 2023 the Company had federal net operating loss (“NOL”) carryforwards of approximately $54.0 million and $57.2 million, respectively, and no state NOL carryforwards for December 31, 2024 and $8.5 million for December 31, 2023. For federal income tax purposes, the NOL has no expiration period; however, for state income tax purposes, the NOL may have varying expiration periods. The Company expects to generate sufficient taxable income in the future to utilize the loss generated.

As of December 31, 2024 the Company had general business credits of $0.3 million that will begin expiring in 2044 and qualified zone academy bonds credits of $0.4 million that will begin expiring in 2025. The Company has state tax credits of $0.3 million that will begin expiring in 2029.

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

Related party loans and extensions of credit at December 31, 2024 and 2023 totaled $47.7 million and $45.9 million, respectively.

The following table presents the change in related party loans as of December 31, 2024 and 2023.

	Twelve Months Ended
	December 31, 2024	December 31, 2023
Balance at the beginning of period	$45,926	$21,860
New term loans	—	19,139
Additions	1,753	4,956
Repayment of term loans	(13)	(12)
Changes in balances of revolving lines of credit	5	(17)
Balance at end of period	$47,671	$45,926

Deposits from related parties held by the Company at December 31, 2024 and 2023 totaled $31.9 million and $28.3 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2024 and 2023 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2024 and 2023 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. The transition adjustments of $4.5 million are phased into the regulatory capital calculations over a three-year period, with 25% of the adjustment recognized in 2023, 50% of the adjustment recognized in 2024, 75% of the adjustment recognized in 2025 and 100% of the adjustment recognized in 2026.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$400,100	9.30%	$301,052	7.00%	N/A	N/A
Bank	475,793	11.11%	299,774	7.00%	$278,362	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	400,100	9.30%	365,563	8.50%	N/A	N/A
Bank	475,793	11.11%	364,012	8.50%	342,599	8.00%
Total capital to risk-weighted assets
Consolidated	542,808	12.62%	451,578	10.50%	N/A	N/A
Bank	520,610	12.16%	449,662	10.50%	428,249	10.00%
Leverage ratio
Consolidated	400,100	6.90%	232,011	4.00%	N/A	N/A
Bank	475,793	8.23%	231,331	4.00%	289,164	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2023:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$381,001	9.60%	$277,914	7.00%	N/A	N/A
Bank	464,390	11.73%	277,063	7.00%	$257,273	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	381,001	9.60%	337,467	8.50%	N/A	N/A
Bank	464,390	11.73%	336,434	8.50%	316,644	8.00%
Total capital to risk-weighted assets
Consolidated	525,283	13.23%	416,870	10.50%	N/A	N/A
Bank	503,834	12.73%	415,595	10.50%	395,804	10.00%
Leverage ratio
Consolidated	381,001	7.33%	207,929	4.00%	N/A	N/A
Bank	464,390	8.95%	207,479	4.00%	259,349	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2024 and 2023, the Company had outstanding loan commitments totaling approximately $667.7 million and $755.4 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2024 or December 31, 2023.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2024 or December 31, 2023.

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

Interest Rate Swaps

The fair values of interest rate swap agreements are estimated using current market interest rates as of the balance sheet date and calculated using discounted cash flows that are observable or that can be corroborated by observable market data (Level 2).

Interest Rate Swap Agreements Back-to-Back

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

		December 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$82,816	$—	$82,816	$—
Municipal securities	63,654	—	63,654	—
Agency mortgage-backed securities - residential	269,641	—	269,641	—
Agency mortgage-backed securities - commercial	63,331	—	63,331	—
Private label mortgage-backed securities - residential	45,821	—	45,821	—
Asset-backed securities	23,821	—	23,821	—
Corporate securities	38,271	—	38,271	—
Total available-for-sale securities	$587,355	$—	$587,355	$—
Servicing asset	16,389	—	—	16,389
Interest rate swap agreements - assets (back-to-back)	200	—	200	—
Interest rate swap agreements - liabilities (back-to-back)	(200)	—	(200)	—

		December 31, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$95,177	$—	$95,177	$—
Municipal securities	68,446	—	68,446	—
Agency mortgage-backed securities - residential	206,649	—	206,649	—
Agency mortgage-backed securities - commercial	38,885	—	38,885	—
Private label mortgage-backed securities - residential	20,779	—	20,779	—
Asset-backed securities	8,081	—	8,081	—
Corporate securities	36,838	—	36,838	—
Total available-for-sale securities	$474,855	$—	$474,855	$—
Servicing asset	10,567	—	—	10,567
Interest rate swaps assets	5,139	—	5,139	—
Interest rate swap agreements - assets (back-to-back)	677	—	677	—
Interest rate swap agreements - liabilities (back-to-back)	(677)	—	(677)	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2022	$4,702	$718
Total realized gains
Additions	3,192	—
Paydowns	(1,135)	—
Change in fair value	(504)	(585)
Balance, December 31, 2022	6,255	133
Total realized gains
Additions	5,775	—
Paydowns	(1,842)	—
Change in fair value	379	(133)
Balance, December 31, 2023	10,567	—
Total realized gains
Additions	8,359	—
Paydowns	(3,005)	—
Change in fair value	468	—
Balance, December 31, 2024	$16,389	$—

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2024 and December 31, 2023.

		December 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,296	$—	$—	$4,296

		December 31, 2023
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,799	$—	$—	$2,799

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$4,296	Fair value of collateral	Discount for type of property and current market conditions	0% - 75%	24.2%
Servicing asset	16,389	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.7% 14%

	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Range	Weighted - Average Range
Collateral dependent loans	$2,799	Fair value of collateral	Discount for type of property and current market conditions	0% - 90%	28%
Servicing asset	10,567	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 15%	11.3% 15%

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Securities Held-to-Maturity

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2024 or December 31, 2023.

Level 2 securities include agency mortgage-backed securities - residential, municipal securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2024 or December 31, 2023.
Loans Held-for-Sale

For loans that are sold in an active secondary market, the fair value of these loans is estimated based on secondary market price indications for loans with similar interest rate and maturity characteristics. The fair value of other loans held-for-sale approximates carrying value.

Net Loans

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2024 and 2023.

The following tables provide the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2024 and 2023:

	December 31, 2024
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$466,410	$466,410	$466,410	$—	$—
Securities held-to-maturity	249,796	228,851	—	228,851	—
Loans held-for-sale	54,695	58,510	—	58,510	—
Net loans	4,125,877	3,935,009	—	—	3,935,009
Accrued interest receivable	28,180	28,180	28,180	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,933,206	4,943,961	2,236,724	—	2,707,237
Advances from Federal Home Loan Bank	295,000	291,208	—	291,208	—
Subordinated debt	105,150	103,062	37,059	66,003	—
Accrued interest payable	2,495	2,495	2,495	—	—

	December 31, 2023
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$405,898	$405,898	$405,898	$—	$—
Securities held-to-maturity	227,153	207,572	—	207,572	—
Loans held-for-sale	22,052	22,052	—	22,052	—
Net loans	3,801,446	3,611,909	—	—	3,611,909
Accrued interest receivable	26,746	26,746	26,746	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,066,973	4,059,447	1,796,123	—	2,263,324
Advances from Federal Home Loan Bank	614,934	605,366	—	605,366	—
Subordinated debt	104,838	102,632	32,560	70,072	—
Accrued interest payable	3,848	3,848	3,848	—	—

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

During the year ended December 31, 2024, the Company had no mortgage loans held-for-sale or sold into the secondary market. During the years ended December 31, 2023 and 2022, the Company originated mortgage loans held-for-sale of $36.3 million, and $388.0 million, respectively, and received $46.5 million, and $411.5 million from the sale of mortgage loans, respectively, into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Gain on loans sold	$—	$471	$6,101
Loss resulting from the change in fair value of loans held-for-sale	—	(143)	(184)
Loss resulting from the change in fair value of derivatives	—	(252)	(453)
Net revenue from mortgage banking activities	$—	$76	$5,464

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

The Company had various interest rate swap agreements designated and qualifying as accounting hedges during the reported periods. Designating an interest rate swap as an accounting hedge allows the Company to recognize gains and losses in the consolidated statements of income within the same period that the hedged item affects earnings. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related interest rate swaps. For derivative instruments that are designated and qualify as cash flow hedges, any gains or losses related to changes in fair value are recorded in accumulated other comprehensive loss, net of tax. The fair value of interest rate swaps with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while interest rate swaps with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

The IRLCs and forward contracts are not designated as accounting hedges and were recorded at fair value with changes in fair value reflected in noninterest income on the consolidated statements of income. The fair value of derivative instruments with a positive fair value were reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value were reported in accrued expenses and other liabilities in the consolidated balance sheets.

The following table presents amounts that were recorded in the consolidated balance sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2024 and 2023.

	Carrying amount of the hedged assets		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets
Line item in the consolidated balance sheet in which the hedged item is included
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Securities available-for-sale[1]	$—	$69,504	$—	$(1,143)

1 These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. No amounts were hedged as of December 31, 2024. The amount of the designated hedged items was $50.0 million as of December 31, 2023.

In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. As a result, the Company has no remaining fair value hedge exposure at December 31, 2024. The following table presents a summary of interest rate swap derivatives designated as fair value accounting hedges of fixed-rate receivables used in the Company's asset/liability management activities at December 31, 2023, identified by the underlying interest rate-sensitive instruments

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

In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances, which resulted in swap termination receipts from counterparties of $2.9 million. Given the Company had no further liability exposure to the underlying index hedged, the Company reclassified this amount from accumulated other comprehensive loss to the consolidated statements of income and recognized a gain on termination of interest rate swaps for the year ended December 31, 2024.

In March 2021, the Company terminated the last of layer interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling $0.1 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 9.6 years as of December 31, 2024. During the years ended December 31, 2024 and 2023, amortization expense totaling $4.9 million and $4.7 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following table presents a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable-rate liabilities used in the Company's asset/liability management activities at December 31, 2023.

December 31, 2023		Weighted Average Remaining Maturity (years)		Weighted-Average Rate
Cash Flow Hedges
	Notional Value		Fair Value	Receive	Pay
Interest rate swaps	$110,000	3.1	$3,596	3 month SOFR	2.88%
Interest rate swaps	40,000	0.4	390	Fed Funds Effective	2.78%

These derivative financial instruments were entered into for the purpose of managing the interest rate risk of certain assets and liabilities. As of December 31, 2024, the Company received no cash collateral from counterparties as security for their obligations related to these swap transactions. As of December 31, 2023, the Company received $5.2 million of cash collateral from counterparties as security for their obligations related to these swap transactions. The Company had no pledged cash collateral as of December 31, 2024 and December 31, 2023 to counterparties on interest rate swap agreements as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at December 31, 2024 and 2023.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives designated as hedging instruments
Interest rate swaps associated with securities available-for-sale	$—	$—	$50,000	$1,153
Interest rate swaps associated with liabilities	—	—	150,000	3,986
Derivatives not designated as hedging instruments
Back-to-back swaps	27,214	200	1,778	677
Total contracts	$27,214	$200	$201,778	$5,816
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$27,214	$(200)	$1,778	$(677)
Total contracts	$27,214	$(200)	$1,778	$(677)

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

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive income during the twelve months ended December 31, 2024, 2023 and 2022.

	Amount of (Loss) / Gain Recognized in Other Comprehensive Income in the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate swap agreements	$—	$(2,566)	$19,091

The following table summarizes the periodic changes in the fair value of derivatives not designated as hedging instruments on the consolidated statements of income for the twelve months ended December 31, 2024, 2023 and 2022.

	Amount of (Loss) / Gain Recognized in the Twelve Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Asset Derivatives
Derivatives not designated as hedging instruments
Forward contracts	$—	$—	$127

Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$(133)	$(585)
Forward contracts	—	(119)	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the effects of the Company's interest rate swap agreements on the consolidated statements of income during the twelve months ended December 31, 2024, 2023 and 2022.

Line item in the consolidated statements of income
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income
Securities - non-taxable	$1,367	$1,471	$(244)
Total interest income	1,367	1,471	(244)
Interest expense
Deposits	(424)	(1,671)	1,125
Other borrowed funds	(2,833)	(2,622)	1,110
Total interest expense	(3,257)	(4,293)	2,235
Net interest income	$4,624	$5,764	$(2,479)
Noninterest income
Other[1]	$2,904	$—	$—
Total noninterest income	$2,904	$—	$—

1 The Company recognized a gain on termination of interest rate swaps for the year ended December 31, 2024.

Note 19:     Shareholders’ Equity

On December 19, 2022, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization expired on December 31, 2024. Under the program, the Company repurchased 559,522 shares of common stock, at an average price of $19.06, for a total investment of $10.7 million.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2022	$(2,555)	$—	$(8,484)	$(11,039)
Net unrealized holding (losses) gains recorded within other comprehensive income before income tax	(42,336)	—	19,091	(23,245)
Reclassification of securities available-for-sale to held-to-maturity	—	(5,402)	—	(5,402)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	844	—	844
Other comprehensive (loss) income before tax	(42,336)	(4,558)	19,091	(27,803)
Income tax (benefit) provision	(9,060)	(1,039)	4,893	(5,206)
Other comprehensive (loss) income- net of tax	(33,276)	(3,519)	14,198	(22,597)
Balance, December 31, 2022	$(35,831)	$(3,519)	$5,714	$(33,636)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	$7,339	$—	$(2,566)	$4,773
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	778	—	778
Other comprehensive income (loss) before tax	7,339	778	(2,566)	5,551
Income tax provision (benefit)	1,682	198	(590)	1,290
Other comprehensive income (loss) - net of tax	5,657	580	(1,976)	4,261
Balance, December 31, 2023	$(30,174)	$(2,939)	$3,738	$(29,375)
Net unrealized holding losses recorded within other comprehensive income before income tax	$(1,039)	$—	$(1,082)	$(2,121)
Reclassification of gain on termination of interest rate swaps	—	—	(2,904)	(2,904)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	789	—	789
Other comprehensive (loss) income before tax	(1,039)	789	(3,986)	(4,236)
Income tax (benefit) provision	(800)	90	(248)	(958)
Other comprehensive (loss) income- net of tax	(239)	699	(3,738)	(3,278)
Balance, December 31, 2024	$(30,413)	$(2,240)	$—	$(32,653)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2024	2023
Assets
Cash and cash equivalents	$12,997	$11,593
Investment in common stock of subsidiaries	458,025	444,221
Accrued income and other assets	19,983	14,127
Total assets	$491,005	$469,941

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discount and debt issuance costs of $1,850 and $2,162 in 2024 and 2023, respectively	$105,150	$104,838
Accrued expenses and other liabilities	1,792	2,308
Total liabilities	106,942	107,146

Shareholders’ equity	384,063	362,795
Total liabilities and shareholders’ equity	$491,005	$469,941

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Income

	Year Ended December 31,
	2024	2023	2022
Income
Dividends from bank subsidiary	$16,000	$12,000	$8,000
Other	905	188	285
Total income	16,905	12,188	8,285

Expenses
Interest on borrowings	6,021	5,376	5,371
Salaries and employee benefits	1,223	1,203	1,147
Consulting and professional fees	1,937	1,572	1,814
Premises and equipment	45	126	201
Other	250	280	134
Total expenses	9,476	8,557	8,667

Income (loss) before income tax and equity in undistributed net income of subsidiaries	7,429	3,631	(382)

Income tax benefit	(2,080)	(1,817)	(1,874)

Income before equity in undistributed net income of subsidiaries	9,509	5,448	1,492

Equity in undistributed net income of subsidiaries	15,767	2,969	34,049

Net income	$25,276	$8,417	$35,541

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
Net income	$25,276	$8,417	$35,541
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding (losses) gains on securities available-for-sale recorded within other comprehensive income before income tax	(1,039)	7,339	(42,336)
Income tax (benefit) provision	(800)	1,682	(9,060)
Net effect on other comprehensive (loss) income	(239)	5,657	(33,276)

Securities held-to-maturity
Reclassification of securities from available-for-sale to held-to-maturity	—	—	(5,402)
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	789	778	844
Income tax provision (benefit)	90	198	(1,039)
Net effect on other comprehensive income (loss)	699	580	(3,519)

Cash flow hedges
Net unrealized holding (losses) gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	(1,082)	(2,566)	19,091
Reclassification of gain on termination of interest rate swaps	(2,904)
Income tax (benefit) provision	(248)	(590)	4,893
Net effect on other comprehensive (loss) income	(3,738)	(1,976)	14,198

Total other comprehensive (loss) income	(3,278)	4,261	(22,597)
Comprehensive income	$21,998	$12,678	$12,944

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$25,276	$8,417	$35,541
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(15,767)	(2,969)	(34,049)
Depreciation and amortization	312	318	329
Share-based compensation expense	363	256	795
Net change in other assets	1,506	(1,819)	350
Net change in other liabilities	(522)	358	(490)
Net cash provided by operating activities	11,168	4,561	2,476

Investing activities
Purchase of equity investments	(7,221)	(3,578)	(2,727)
Net cash (used in) provided by investing activities	(7,221)	(3,578)	(2,727)

Financing activities
Cash dividends paid	(2,078)	(2,156)	(2,317)
Repurchase of common stock	(283)	(9,340)	(27,780)
Other, net	(182)	(153)	(250)
Net cash (used in) provided by financing activities	(2,543)	(11,649)	(30,347)

Net increase (decrease) in cash and cash equivalents	1,404	(10,666)	(30,598)

Cash and cash equivalents at beginning of year	11,593	22,259	52,857

Cash and cash equivalents at end of year	$12,997	$11,593	$22,259

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 22:        Segment Information

The Company operates as a single reportable segment, managing the business and assessing financial performance on a consolidated basis. While there are several lines of business within the operating segment, they are closely interrelated and cannot operate independently. Accordingly, the CODM evaluates operations and financial performance on a Company-wide basis and all of the Company’s operations are aggregated into one reportable operating segment.

The CODM regularly receives and reviews the Company’s net income on a consolidated basis and uses key metrics to evaluate the overall performance of the Company and make decisions regarding the allocation of resources. Additionally, the CODM reviews budget-to-actual variances to analyze these profit measures as a single operating segment.

The function of CODM is performed by the Finance Committee. This Committee consists of the highest level of management that is responsible for the Company’s overall resource allocation and performance. The Finance Committee includes the Chairman and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Financial Officer.

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

ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segments (November 2023)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. This ASU enhances financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this guidance in 2024 and it did not have a material impact on its consolidated financial statements.

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures (December 2023)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and usefulness of income tax disclosures, which addresses investor requests for more transparency about income tax disclosures related primarily to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ASU 2024-03 - Income Statement-Reporting Comprehensive Income - Expense Disaggregations Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (November 2024)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregations Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.