Form 10-Q
period 2025-03-31
First Internet Bancorp
filed 2025-05-07
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
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

As of May 2, 2025, the registrant had 8,697,085 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that is collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$6,344	$9,249
Interest-bearing deposits	388,110	457,161
Total cash and cash equivalents	394,454	466,410
Securities available-for-sale, at fair value (amortized cost of $716,860 and $626,854 in 2025 and 2024, respectively)	681,785	587,355
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.2 million in 2025 and 2024, respectively, (fair value of $259,116 and $228,851 in 2025 and 2024, respectively)	276,542	249,796
Loans held-for-sale	31,738	54,695
Loans	4,254,412	4,170,646
Allowance for credit losses - loans	(47,238)	(44,769)
Net loans	4,207,174	4,125,877
Accrued interest receivable	29,022	28,180
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	41,675	41,394
Premises and equipment, net	70,461	71,453
Goodwill	4,687	4,687
Servicing asset, at fair value	17,445	16,389
Other real estate owned	1,518	272
Accrued income and other assets	66,757	63,001
Total assets	$5,851,608	$5,737,859
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$151,815	$136,451
Interest-bearing deposits	4,793,810	4,796,755
Total deposits	4,945,625	4,933,206
Advances from Federal Home Loan Bank	395,000	295,000
Subordinated debt, net of unamortized debt issuance costs of $1,772 and $1,850 in 2025 and 2024, respectively	105,228	105,150
Accrued interest payable	1,645	2,495
Accrued expenses and other liabilities	16,363	17,945
Total liabilities	5,463,861	5,353,796
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,697,085 and 8,667,894 shares issued and outstanding in 2025 and 2024, respectively	185,873	186,094
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	231,031	230,622
Accumulated other comprehensive loss	(29,157)	(32,653)
Total shareholders’ equity	387,747	384,063
Total liabilities and shareholders’ equity	$5,851,608	$5,737,859

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Interest Income
Loans	$62,662	$55,435
Securities – taxable	8,463	5,694
Securities – non-taxable	661	969
Other earning assets	5,043	6,067
Total interest income	76,829	68,165
Interest Expense
Deposits	47,626	42,129
Other borrowed funds	4,107	5,302
Total interest expense	51,733	47,431
Net Interest Income	25,096	20,734
Provision for credit losses - loans	12,121	2,582
Benefit for credit losses - debt securities held to maturity	(20)	(62)
Benefit for credit losses - off-balance sheet commitments	(168)	(72)
Net Interest Income After Provision for Credit Losses	13,163	18,286
Noninterest Income
Service charges and fees	265	220
Loan servicing revenue	1,983	1,323
Loan servicing asset revaluation	(1,181)	(434)
Gain on sale of loans	8,647	6,536
Other	713	702
Total noninterest income	10,427	8,347
Noninterest Expense
Salaries and employee benefits	13,107	11,796
Marketing, advertising and promotion	647	736
Consulting and professional services	1,228	853
Data processing	635	564
Loan expenses	1,531	1,445
Premises and equipment	3,115	2,826
Deposit insurance premium	1,398	1,145
Other	1,895	1,658
Total noninterest expense	23,556	21,023
Income Before Income Taxes	34	5,610
Income Tax (Benefit) Provision	(909)	429
Net Income	$943	$5,181
Income Per Share of Common Stock
Basic	$0.11	$0.60
Diluted	$0.11	$0.59
Weighted-Average Number of Common Shares Outstanding
Basic	8,715,655	8,679,429
Diluted	8,784,970	8,750,297
Dividends Declared Per Share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$943	$5,181
Other comprehensive income
Securities available-for-sale
Net unrealized holding gains (losses) recorded within other comprehensive income (loss) before income tax	4,424	(2,074)
Income tax provision (benefit)	1,017	(475)
Net effect on other comprehensive income (loss)	3,407	(1,599)

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	120	234
Income tax provision	31	57
Net effect on other comprehensive income	89	177

Cash flow hedges
Net unrealized holding gains on cash flow hedging derivatives recorded within other comprehensive income before income tax	—	902
Income tax provision	—	207
Net effect on other comprehensive income	—	695

Total other comprehensive income (loss)	3,496	(727)
Comprehensive income	$4,439	$4,454

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2025 and 2024
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net income	—	943	—	943
Other comprehensive income	—	—	3,496	3,496
Dividends declared ($0.06 per share)	—	(534)	—	(534)
Recognition of the fair value of share-based compensation	1	—	—	1
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, March 31, 2025	$185,873	$231,031	$(29,157)	$387,747

Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	5,181	—	5,181
Other comprehensive loss	—	—	(727)	(727)
Dividends declared ($0.06 per share)	—	(530)	—	(530)
Recognition of the fair value of share-based compensation	443	—	—	443
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, March 31, 2024	$184,720	$212,121	$(30,102)	$366,739

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$943	$5,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,070	1,866
Increase in cash surrender value of bank-owned life insurance	(281)	(272)
Provision for credit losses	11,933	2,448
Share-based compensation expense	1	443
Loans originated for sale	(112,404)	(80,454)
Proceeds from sale of loans	141,771	84,826
Gain on loans sold	(8,647)	(6,536)
Gain on sale of other real estate owned	(19)	—
(Gain) loss on derivatives	(216)	1,224
Loan servicing asset revaluation	1,181	434
Net change in accrued income and other assets	(366)	(4,872)
Net change in accrued expenses and other liabilities	(2,141)	(1,497)
Net cash provided by operating activities	32,825	2,791
Investing Activities
Net loan activity, excluding purchases	(58,029)	(39,598)
Proceeds from sale of other real estate owned	291	—
Maturities and calls of securities available-for-sale	25,528	15,891
Purchase of securities available-for-sale	(115,680)	(22,689)
Maturities and calls of securities held-to-maturity	7,324	6,981
Purchase of securities held-to-maturity	(33,629)	(15,221)
Purchase of premises and equipment	(184)	(940)
Loans purchased	(36,907)	(30,451)
Other investing activities	(5,160)	(7,240)
Net cash used in investing activities	(216,446)	(93,267)
Financing Activities
Net increase in deposits	12,419	206,795
Cash dividends paid	(520)	(519)
Repurchase of common stock	—	(283)
Proceeds from advances from Federal Home Loan Bank	100,000	110,000
Repayment of advances from Federal Home Loan Bank	—	(150,000)
Other, net	(234)	(151)
Net cash provided by financing activities	111,665	165,842
Net (Decrease) Increase in Cash and Cash Equivalents	(71,956)	75,366
Cash and Cash Equivalents, Beginning of Period	466,410	405,898
Cash and Cash Equivalents, End of Period	$394,454	$481,264
Supplemental Disclosures
Cash paid during the period for interest	52,583	47,897
Cash paid during the period for taxes	146	86
Loans transferred to other real estate owned	1,518	—
Cash dividends declared, paid in subsequent period	522	519
Securities purchased during the period, settled in subsequent period	—	3,327

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other period. The March 31, 2025 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The Company utilizes processes that involve the use of significant estimates and the judgment of management in determining the amount of the Company’s allowance for credit losses (“ACL”) and changes in any of these could have a significant impact on the condensed consolidated financial statements.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024.

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2025	2024
Basic earnings per share
Net income	$943	$5,181
Weighted-average common shares	8,715,655	8,679,429
Basic earnings per common share	$0.11	$0.60
Diluted earnings per share
Net income	$943	$5,181
Weighted-average common shares	8,715,655	8,679,429
Dilutive effect of equity compensation	69,315	70,868
Weighted-average common and incremental shares	8,784,970	8,750,297
Diluted earnings per common share [1]	$0.11	$0.59
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were 3,916 weighted-average antidilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2025 and no antidilutive shares for the three months ended March 31, 2024.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$79,021	$545	$(1,288)	$78,278
Municipal securities	65,344	—	(4,347)	60,997
Agency mortgage-backed securities - residential [1]	398,021	599	(27,577)	371,043
Agency mortgage-backed securities - commercial	64,827	177	(1,070)	63,934
Private label mortgage-backed securities - residential	43,947	207	(835)	43,319
Asset-backed securities	21,662	30	(15)	21,677
Corporate securities	44,038	167	(1,668)	42,537
Total available-for-sale	$716,860	$1,725	$(36,800)	$681,785

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$12,218	$—	$(817)	$11,401	$(3)	$12,215
Agency mortgage-backed securities - residential	232,235	449	(14,970)	217,714	—	232,235
Agency mortgage-backed securities - commercial	5,687	—	(979)	4,708	—	5,687
Corporate securities	26,536	—	(1,243)	25,293	(131)	26,405
Total held-to-maturity	$276,676	$449	$(18,009)	$259,116	$(134)	$276,542

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of March 31, 2025.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$83,811	$487	$(1,482)	$82,816
Municipal securities	67,441	—	(3,787)	63,654
Agency mortgage-backed securities - residential [1]	300,914	460	(31,733)	269,641
Agency mortgage-backed securities - commercial	64,214	276	(1,159)	63,331
Private label mortgage-backed securities - residential	46,623	186	(988)	45,821
Asset-backed securities	23,802	62	(43)	23,821
Corporate securities	40,049	71	(1,849)	38,271
Total available-for-sale	$626,854	$1,542	$(41,041)	$587,355

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$12,846	$—	$(921)	$11,925	$(3)	$12,843
Agency mortgage-backed securities - residential	201,840	102	(17,530)	184,412	—	201,840
Agency mortgage-backed securities - commercial	5,705	—	(1,157)	4,548	—	5,705
Corporate securities	29,559	—	(1,593)	27,966	(151)	29,408
Total held-to-maturity	$249,950	$102	$(21,201)	$228,851	$(154)	$249,796

1 Includes $0.3 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2024.

Accrued interest receivable on AFS and HTM securities at March 31, 2025 was $2.7 million and $1.1 million, respectively, compared to $2.8 million and $1.1 million, respectively, at December 31, 2024, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At March 31, 2025 and December 31, 2024, approximately 94% and 92%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at March 31, 2025 was $0.1 million, compared to $0.2 million at December 31, 2024.

The carrying value of securities at March 31, 2025 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$10,370	$10,353
One to five years	23,878	23,838
Five to ten years	77,154	74,094
After ten years	77,001	73,527
	188,403	181,812
Agency mortgage-backed securities - residential	398,021	371,043
Agency mortgage-backed securities - commercial	64,827	63,934
Private label mortgage-backed securities - residential	43,947	43,319
Asset-backed securities	21,662	21,677
Total	$716,860	$681,785

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$1,705	$1,691
One to five years	21,180	20,805
Five to ten years	12,380	11,157
After ten years	3,489	3,041
	38,754	36,694
Agency mortgage-backed securities - residential	232,235	217,714
Agency mortgage-backed securities - commercial	5,687	4,708
Total	$276,676	$259,116

No available-for-sale securities were sold during the three months ended March 31, 2025 and March 31, 2024. As such, the Company did not realize any gains or losses related to the sale of available-for-sale securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2025 and December 31, 2024 was $677.0 million and $603.9 million, which was approximately 71% and 72%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2025, the Company’s security portfolio consisted of 606 positions, of which 487 were in an unrealized loss position. As of December 31, 2024, the Company’s security portfolio consisted of 579 positions, of which 482 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$15,149	$(100)	$27,600	$(1,188)	$42,749	$(1,288)
Municipal securities	7,092	(68)	52,685	(4,279)	59,777	(4,347)
Agency mortgage-backed securities- residential	99,306	(255)	168,456	(27,322)	267,762	(27,577)
Agency mortgage-backed securities- commercial	29,111	(105)	10,610	(965)	39,721	(1,070)
Private label mortgage-backed securities - residential	10,434	(9)	7,312	(826)	17,746	(835)
Asset-backed securities	12,309	(15)	—	—	12,309	(15)
Corporate securities	—	—	27,347	(1,668)	27,347	(1,668)
Total	$173,401	$(552)	$294,010	$(36,248)	$467,411	$(36,800)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$16,856	$(111)	$29,748	$(1,371)	$46,604	$(1,482)
Municipal securities	8,504	(54)	52,649	(3,733)	61,153	(3,787)
Agency mortgage-backed securities - residential	41,005	(179)	169,483	(31,554)	210,488	(31,733)
Agency mortgage-backed securities - commercial	18,141	(37)	12,027	(1,122)	30,168	(1,159)
Private label mortgage-backed securities - residential	3,003	(14)	7,450	(974)	10,453	(988)
Asset-backed securities	10,299	(43)	—	—	10,299	(43)
Corporate securities	2,994	(6)	27,179	(1,843)	30,173	(1,849)
Total	$100,802	$(444)	$298,536	$(40,597)	$399,338	$(41,041)

The following tables summarize ratings for the Company’s HTM portfolio as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$232,235	$5,687	$—	$237,922
Aa1/AA+	8,252	—	—	—	8,252
Aa2/AA	2,173	—	—	—	2,173
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	5,536	5,536
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,218	$232,235	$5,687	$26,536	$276,676

	December 31, 2024
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$201,840	$5,705	$—	$207,545
Aa1/AA+	8,878	—	—	—	8,878
Aa2/AA	2,175	—	—	—	2,175
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	8,559	8,559
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,846	$201,840	$5,705	$29,559	$249,950

There were no amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income during the three months ended March 31, 2025 and December 31, 2024.

Note 4:        Loans

Loan balances as of March 31, 2025 and December 31, 2024 are summarized in the table below. Categories of loans include:

(amounts in thousands)	March 31, 2025	December 31, 2024
Commercial loans
Commercial and industrial	$140,239	$120,175
Owner-occupied commercial real estate	49,954	53,591
Investor commercial real estate	297,874	269,431
Construction	471,082	413,523
Single tenant lease financing	950,814	949,748
Public finance	482,558	485,867
Healthcare finance	171,430	181,427
Small business lending[1]	353,408	331,914
Franchise finance	514,700	536,909
Total commercial loans	3,432,059	3,342,585
Consumer loans
Residential mortgage	367,722	375,160
Home equity	17,421	18,274
Other consumer loans	412,553	407,947
Total consumer loans	797,696	801,381
Total commercial and consumer loans	4,229,755	4,143,966
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	24,657	26,680
Total loans	4,254,412	4,170,646
Allowance for credit losses	(47,238)	(44,769)
Net loans	$4,207,174	$4,125,877

1 Balances include $37.6 million and $34.0 million that is guaranteed by the U.S. government as of March 31, 2025 and December 31, 2024, respectively.

2 Includes carrying value adjustment of $22.1 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables present changes in the balance of the ACL during the three months ended March 31, 2025 and 2024.

(amounts in thousands)	Three Months Ended March 31, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$93	$—	$2	$1,360
Owner-occupied commercial real estate	528	(58)	—	—	470
Investor commercial real estate	1,149	(290)	—	—	859
Construction	1,984	183	—	—	2,167
Single tenant lease financing	4,782	(469)	—	—	4,313
Public finance	703	(174)	—	—	529
Healthcare finance	1,412	(102)	—	—	1,310
Small business lending	16,161	4,929	(3,668)	133	17,555
Franchise finance	8,976	8,072	(5,848)	—	11,200
Residential mortgage	2,136	(241)	(11)	6	1,890
Home equity	106	(12)	—	2	96
Other consumer loans	5,567	190	(314)	46	5,489
Total	$44,769	$12,121	$(9,841)	$189	$47,238

(amounts in thousands)	Three Months Ended March 31, 2024
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(387)	$—	$2	$1,800
Owner-occupied commercial real estate	825	(56)	—	—	769
Investor commercial real estate	1,311	(513)	—	—	798
Construction	2,167	775	—	—	2,942
Single tenant lease financing	8,129	342	—	—	8,471
Public finance	1,372	(36)	—	—	1,336
Healthcare finance	1,976	(59)	—	—	1,917
Small business lending	6,532	2,585	(289)	40	8,868
Franchise finance	6,363	(197)	—	—	6,166
Residential mortgage	2,054	(41)	(69)	1	1,945
Home equity	171	(48)	—	2	125
Other consumer loans	5,689	217	(175)	23	5,754
Total	$38,774	$2,582	$(533)	$68	$40,891

Accrued interest receivable on loans totaled $24.0 million and $23.8 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three ended March 31, 2025 and 2024.

(amounts in thousands)	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance March 31, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(63)	$170
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	—	1
Construction	1,568	(94)	1,474
Single tenant lease financing	19	(7)	12
Small business lending	263	11	274
Total commercial loans	2,095	(164)	1,931
Consumer loans
Residential mortgage	1	—	1
Home equity	35	(3)	32
Other consumer	9	(1)	8
Total consumer loans	45	(4)	41
Total allowance for off-balance sheet commitments	$2,140	$(168)	$1,972

(amounts in thousands)	Balance December 31, 2023	(Benefit) Provision for Credit Losses	Balance March 31, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(40)	$193
Owner-occupied commercial real estate	9	(9)	—
Investor commercial real estate	6	(6)	—
Construction	2,889	381	3,270
Small business lending	541	(382)	159
Total commercial loans	3,678	(56)	3,622
Consumer loans
Residential mortgage	11	(6)	5
Home equity	45	(10)	35
Other consumer	11	—	11
Total consumer loans	67	(16)	51
Total allowance for off-balance sheet commitments	$3,745	$(72)	$3,673

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$15,965	$21,234	$8,120	$12,772	$1,037	$19,638	$51,987	$—	$130,753
Special Mention	—	45	158	5,017	4,266	—	—	—	9,486
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	15,965	21,279	8,278	17,789	5,303	19,638	51,987	—	140,239
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	—	6,636	1,448	5,319	4,422	19,809	—	—	37,634
Special Mention	—	—	—	566	879	9,220	—	—	10,665
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	—	6,636	1,448	5,885	5,301	30,684	—	—	49,954
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	—	69,372	3,925	92,083	92,050	36,713	—	—	294,143
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	—	69,372	3,925	92,083	92,050	40,444	—	—	297,874
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	6,986	60,689	229,510	151,321	19,957	687	1,932	—	471,082
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	6,986	60,689	229,510	151,321	19,957	687	1,932	—	471,082
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	14,079	81,509	46,518	205,540	86,290	486,855	—	—	920,791
Special Mention	—	642	—	14,002	4,276	11,103	—	—	30,023
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	14,079	82,151	46,518	219,542	90,566	497,958	—	—	950,814
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	10,933	54,326	1,290	5,600	11,015	397,434	—	—	480,598
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	10,933	54,326	1,290	5,600	11,015	399,394	—	—	482,558
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	March 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	8,713	160,318	—	—	169,031
Special Mention	—	—	—	—	—	2,399	—	—	2,399
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	8,713	162,717	—	—	171,430
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	28,733	137,985	88,792	28,777	10,030	16,810	18,954	—	330,081
Special Mention	—	1,028	4,459	1,103	—	1,548	959	—	9,097
Substandard	—	2,951	6,103	1,213	279	1,945	1,739	—	14,230
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	28,733	141,964	99,354	31,093	10,309	20,303	21,652	—	353,408
Year-to-date gross charge-offs	—	1,117	2,280	149	73	49	—	—	3,668
Franchise finance
Pass	793	64,339	218,471	164,109	40,722	—	—	—	488,434
Special Mention	—	—	1,618	4,944	4,020	—	—	—	10,582
Substandard	—	370	7,254	5,089	2,646	—	—	—	15,359
Doubtful	—	—	325	—	—	—	—	—	325
Total franchise finance	793	64,709	227,668	174,142	47,388	—	—	—	514,700
Year-to-date gross charge-offs	—	—	2,118	3,257	473	—	—	—	5,848
Consumer loans
Residential mortgage
Performing	—	6,433	13,056	177,999	84,579	80,954	—	—	363,021
Nonperforming	—	—	—	2,308	607	1,786	—	—	4,701
Total residential mortgage	—	6,433	13,056	180,307	85,186	82,740	—	—	367,722
Year-to-date gross charge-offs	—	—	—	11	—	—	—	—	11
Home equity
Performing	—	—	898	1,393	349	864	13,018	899	17,421
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	898	1,393	349	864	13,018	899	17,421
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	25,106	98,611	92,206	85,278	31,341	79,036	811	—	412,389
Nonperforming	—	—	25	83	10	46	—	—	164
Total other consumer	25,106	98,611	92,231	85,361	31,351	79,082	811	—	412,553
Year-to-date gross charge-offs	—	14	95	63	—	142	—	—	314
Total Loans	$102,595	$606,170	$724,176	$964,516	$407,488	$1,334,511	$89,400	$899	$4,229,755
Total year-to-date gross charge-offs	$—	$1,131	$4,493	$3,480	$546	$191	$—	$—	$9,841

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$23,539	$8,501	$13,853	$5,418	$2,362	$17,829	$44,000	$—	$115,502
Special Mention	47	164	4,462	—	—	—	—	—	4,673
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	23,586	8,665	18,315	5,418	2,362	17,829	44,000	—	120,175
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	7,410	1,458	5,366	6,438	5,716	14,793	—	—	41,181
Special Mention	—	—	570	888	8,144	1,153	—	—	10,755
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	7,410	1,458	5,936	7,326	13,860	17,601	—	—	53,591
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	71,430	3,849	88,290	65,050	9,607	27,474	—	—	265,700
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	71,430	3,849	88,290	65,050	9,607	31,205	—	—	269,431
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	79,872	46,674	211,005	88,192	63,506	437,564	—	—	926,813
Special Mention	644	—	9,696	3,460	—	9,135	—	—	22,935
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	80,516	46,674	220,701	91,652	63,506	446,699	—	—	949,748
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	55,306	1,290	7,790	12,050	463	407,008	—	—	483,907
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	55,306	1,290	7,790	12,050	463	408,968	—	—	485,867
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	8,969	104,427	67,413	—	—	180,809
Special Mention	—	—	—	—	—	618	—	—	618
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	8,969	104,427	68,031	—	—	181,427
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	138,044	94,556	30,486	11,715	9,687	9,896	17,197	—	311,581
Special Mention	1,022	4,691	927	—	354	1,213	697	—	8,904
Substandard	2,940	3,909	1,457	258	970	1,001	894	—	11,429
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	142,006	103,156	32,870	11,973	11,011	12,110	18,788	—	331,914
Year-to-date gross charge-offs	1,093	4,600	3,038	567	619	524	—	—	10,441
Franchise finance
Pass	67,065	230,425	172,830	42,869	—	—	—	—	513,189
Special Mention	—	1,978	5,084	6,275	—	—	—	—	13,337
Substandard	—	3,543	6,367	473	—	—	—	—	10,383
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	67,065	235,946	184,281	49,617	—	—	—	—	536,909
Year-to-date gross charge-offs	—	1,171	—	295	—	—	—	—	1,466
Consumer loans
Residential mortgage
Performing	3,577	13,533	183,484	86,213	28,655	55,615	—	—	371,077
Nonperforming	—	—	1,671	609	69	1,734	—	—	4,083
Total residential mortgage	3,577	13,533	185,155	86,822	28,724	57,349	—	—	375,160
Year-to-date gross charge-offs	—	—	101	58	—	—	—	—	159
Home equity
Performing	—	992	1,450	356	414	530	13,621	911	18,274
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	992	1,450	356	414	530	13,621	911	18,274
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	101,965	97,832	88,872	33,177	20,918	64,251	870	—	407,885
Nonperforming	—	—	38	11	1	12	—	—	62
Total other consumer	101,965	97,832	88,910	33,188	20,919	64,263	870	—	407,947
Year-to-date gross charge-offs	157	242	300	127	1	182	—	—	1,009
Total Loans	$588,038	$700,374	$973,997	$420,019	$256,915	$1,124,585	$79,127	$911	$4,143,966
Total year-to-date gross charge-offs	$1,250	$6,013	$3,439	$1,047	$620	$901	$—	$—	$13,270

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$158	$—	$—	$158	$140,081	$140,239
Owner-occupied commercial real estate	—	—	—	—	49,954	49,954
Investor commercial real estate	235	—	—	235	297,639	297,874
Construction	—	—	—	—	471,082	471,082
Single tenant lease financing	—	—	—	—	950,814	950,814
Public finance	—	—	—	—	482,558	482,558
Healthcare finance	—	—	—	—	171,430	171,430
Small business lending	9,878	5,032	7,019	21,929	331,479	353,408
Franchise finance	8,818	7,078	13,466	29,362	485,338	514,700
Residential mortgage	617	1,679	3,478	5,774	361,948	367,722
Home equity	183	—	—	183	17,238	17,421
Other consumer	210	202	145	557	411,996	412,553
Total	$20,099	$13,991	$24,108	$58,198	$4,171,557	$4,229,755

	December 31, 2024
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$120,175	$120,175
Owner-occupied commercial real estate	—	—	—	—	53,591	53,591
Investor commercial real estate	—	—	—	—	269,431	269,431
Construction	—	—	—	—	413,523	413,523
Single tenant lease financing	—	—	—	—	949,748	949,748
Public finance	—	—	—	—	485,867	485,867
Healthcare finance	—	—	—	—	181,427	181,427
Small business lending	11,817	1,310	5,587	18,714	313,200	331,914
Franchise finance	9,431	3,279	9,849	22,559	514,350	536,909
Residential mortgage	648	1,711	3,815	6,174	368,986	375,160
Home equity	—	—	—	—	18,274	18,274
Other consumer	194	196	27	417	407,530	407,947
Total	$22,090	$6,496	$19,278	$47,864	$4,096,102	$4,143,966

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	March 31, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Small business lending	$12,658	$4,923	$845	$11,429	$4,778	$1,320
Franchise finance	15,684	325	—	10,382	—	—
Residential mortgage	4,702	4,702	156	4,083	4,083	1,142
Other consumer	164	164	34	61	61	4
Total loans	$33,208	$10,114	$1,035	$25,955	$8,922	$2,466
There was $0.1 million and $0.7 million in interest income recognized on nonaccrual loans for the three months ended March 31, 2025 and 2024, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	1,041	—	10,322	11,363	4,934
Franchise finance	—	—	312	312	252
Residential mortgage	—	4,702	—	4,702	—
Other consumer loans	—	69	61	130	—
Total loans	$2,695	$4,771	$10,695	$18,161	$5,186
1 Balance includes $3.8 million of loans guaranteed by the U.S. government.

	December 31, 2024
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	723	—	8,571	9,294	4,167
Franchise finance	—	—	3,468	3,468	679
Residential mortgage	—	4,083	—	4,083	—
Other consumer loans	—	—	22	22	—
Total loans	$2,377	$4,083	$12,061	$18,521	$4,846
1 Balance includes $3.5 million of loans guaranteed by the U.S. government.

Loan Modifications to Borrowers Experiencing Financial Difficulty
The Company may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty as a part of ongoing loss mitigation strategies. These modifications may include interest rate reductions, principal or interest forgiveness, other-than-insignificant payment delays, term extensions and other actions intended to minimize loss and to avoid foreclosure or repossession of collateral.

The Company had two loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

The following table presents loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Healthcare finance	2,658	2,658	1.6%
Total	$2,658	$2,658

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended March 31, 2025.

(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Investor commercial real estate	$3,731	$—	$—
Healthcare finance	2,658	—	—
Franchise finance	1,163	4,020	—
Total	$7,552	$4,020	$—

No modified loans had a default during the three months ended March 31, 2025.

Other Real Estate Owned

The Company had $1.5 million in other real estate owned (“OREO”) as of March 31, 2025, which consisted of two Small Business Administration loan properties. The Company had $0.3 million in OREO as of December 31, 2024, which consisted of one residential mortgage property. There were eleven loans totaling $3.2 million and nine loans totaling $2.1 million, in the process of foreclosure at March 31, 2025 and December 31, 2024, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2025 and December 31, 2024.

(amounts in thousands)	March 31, 2025	December 31, 2024
Land	$5,598	$5,598
Construction in process	89	20
Right of use leased asset	163	188
Building and improvements	63,082	63,069
Furniture and equipment	22,150	22,047
Less: accumulated depreciation	(20,621)	(19,469)
Total	$70,461	$71,453

Note 6:        Goodwill

As of March 31, 2025 and December 31, 2024, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2025 or March 31, 2024. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2024. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 31, 2025 and 2024 are shown in the table below.

	Three Months Ended
(amounts in thousands)	March 31, 2025	March 31, 2024
Balance, beginning of period	$16,389	$10,567
Additions:
Originated	2,237	1,627
Subtractions:
Paydowns	(964)	(612)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(217)	178
Loan servicing asset revaluation	$(1,181)	$(434)
Balance, end of period	$17,445	$11,760

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2025 and December 31, 2024 are shown in the table below.

(amounts in thousands)	March 31, 2025	December 31, 2024
Loan portfolios serviced for:
SBA guaranteed loans	$939,362	$862,089
Total	$939,362	$862,089

Loan servicing revenue totaled $2.0 million and $1.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.2 million and $0.4 million downward valuation for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(664)	$37,000	$(703)
2030 Note	10,000	(131)	10,000	(137)
2031 Notes	60,000	(977)	60,000	(1,010)
Total	$107,000	$(1,772)	$107,000	$(1,850)

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

Award Activity Under 2022 Plan

The Company recorded less than $0.1 million and $0.1 million of share-based compensation expense for the three months ended March 31, 2025, and March 31, 2024, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the three months ended March 31, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	130,748	$24.35	12,040	$31.46	—	$—
Granted	54,948	34.76	—	—	—	—
Vested	(28,192)	24.32	—	—	—	—
Unvested at March 31, 2025	157,504	$27.97	12,040	$31.46	—	$—

At March 31, 2025, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $3.3 million with a weighted-average expense recognition period of 2.2 years.

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

Award Activity Under 2013 Plan

The Company recorded less than $0.1 million and $0.4 million of share-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the three months ended March 31, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	22,997	$46.71	—	$—	—	$—
Vested	(7,871)	46.71	—	—	—	—
Unvested at March 31, 2025	15,126	$46.71	—	$—	—	$—

At March 31, 2025, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2025.

Deferred Stock Rights
Outstanding, beginning of period	28,821
Granted	48
Outstanding, end of period	28,869

All deferred stock rights granted during the 2025 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2025 and December 31, 2024, the Company had outstanding loan commitments totaling approximately $626.2 million and $667.7 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of March 31, 2025 and December 31, 2024.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2025 or December 31, 2024.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

		March 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$78,278	$—	$78,278	$—
Municipal securities	60,997	—	60,997	—
Agency mortgage-backed securities - residential	371,043	—	371,043	—
Agency mortgage-backed securities - commercial	63,934	—	63,934	—
Private label mortgage-backed securities - residential	43,319	—	43,319	—
Asset-backed securities	21,677	—	21,677	—
Corporate securities	42,537	—	42,537	—
Total available-for-sale securities	$681,785	$—	$681,785	$—
Servicing asset	17,445	—	—	17,445
Interest rate swap agreements - assets (back-to-back)	308	—	308	—
Interest rate swap agreements - liabilities (back-to-back)	(308)	—	(308)	—

		December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$82,816	$—	$82,816	$—
Municipal securities	63,654	—	63,654	—
Agency mortgage-backed securities - residential	269,641	—	269,641	—
Agency mortgage-backed securities - commercial	63,331	—	63,331	—
Private label mortgage-backed securities - residential	45,821	—	45,821	—
Asset-backed securities	23,821	—	23,821	—
Corporate securities	38,271	—	38,271	—
Total available-for-sale securities	$587,355	$—	$587,355	$—
Servicing asset	16,389	—	—	16,389
Interest rate swap agreements - assets (back-to-back)	200	—	200	—
Interest rate swap agreements - liabilities (back-to-back)	(200)	—	(200)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2025 and 2024.

Three Months Ended
(amounts in thousands)	Servicing Asset
Balance as of January 1, 2025	$16,389
Total realized gains
Additions:
Originated	2,237
Subtractions:
Paydowns	(964)
Change in fair value	(217)
Balance, March 31, 2025	$17,445

Balance as of January 1, 2024	$10,567
Total realized gains
Additions:
Originated	1,627
Subtractions:
Paydowns	(612)
Change in fair value	178
Balance, March 31, 2024	$11,760

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2025 and December 31, 2024.

		March 31, 2025
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,844	$—	$—	$1,844

		December 31, 2024
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,296	$—	$—	$4,296
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$1,844	Fair value of collateral	Discount for type of property and current market conditions	0%- 81%	24.5%
Servicing asset	17,445	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.8% 14%

(dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$4,296	Fair value of collateral	Discount for type of property and current market conditions	0% - 75%	24.2%
Servicing asset	16,389	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.7% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2025 or December 31, 2024.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2025 and December 31, 2024.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	March 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$394,454	$394,454	$394,454	$—	$—
Securities held-to-maturity, net	276,542	259,116	—	259,116	—
Loans held-for-sale	31,738	33,930	—	33,930	—
Net loans	4,207,174	4,045,036	—	—	4,045,036
Accrued interest receivable	29,022	29,022	29,022	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,945,625	4,955,263	2,569,222	—	2,386,041
Advances from Federal Home Loan Bank	395,000	394,883	—	394,883	—
Subordinated debt	105,228	103,644	37,059	66,585	—
Accrued interest payable	1,645	1,645	1,645	—	—

	December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$466,410	$466,410	$466,410	$—	$—
Securities held-to-maturity	249,796	228,851	—	228,851	—
Loans held-for-sale	54,695	58,510	—	58,510	—
Net loans	4,125,877	3,935,009	—	—	3,935,009
Accrued interest receivable	28,180	28,180	28,180	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,933,206	4,943,961	2,236,724	—	2,707,237
Advances from Federal Home Loan Bank	295,000	291,208	—	291,208	—
Subordinated debt	105,150	103,062	37,059	66,003	—
Accrued interest payable	2,495	2,495	2,495	—	—

Note 12:        Derivative Financial Instruments

The Company uses derivative financial instruments from time to time to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company enters into interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position.

The Company entered into an offsetting interest rate swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate swaps are net of variation margin settled-to-market.

In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances, which resulted in swap termination receipts from counterparties of $2.9 million. As the Company had no further liability exposure to the underlying index hedged, the Company reclassified this amount from accumulated other comprehensive loss to the consolidated statements of income and recognized a gain on termination of interest rate swaps for the year ended December 31, 2024.

In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. As a result, the Company has no remaining fair value hedge exposure at December 31, 2024.

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three months ended March 31, 2025 and 2024, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 9.4 years as of March 31, 2025. The Company had amortization expense totaling $0.9 million for both the three months ended March 31, 2025 and 2024, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$34,106	$308	$27,214	$200
Total contracts	$34,106	$308	$27,214	$200
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$34,106	$(308)	$27,214	$(200)
Total contracts	$34,106	$(308)	$27,214	$(200)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company pledged cash collateral of $0.3 million to counterparties as security for its obligations related to these agreements. The Company had no pledged cash collateral as of December 31, 2024 to counterparties as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three months ended March 31, 2025 and 2024.

	Amount of Gain Recognized in Other Comprehensive Income for the Three Months Ended
(amounts in thousands)	March 31, 2025	March 31, 2024
Interest rate swap agreements	$—	$902

The Company had no changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024.

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024.

(amounts in thousands)	Three Months Ended
Line Item in the Condensed Consolidated Statements of Income	March 31, 2025	March 31, 2024
Interest income
Securities - non-taxable	$—	$414
Total interest income	—	414
Interest expense
Deposits	—	(255)
Other borrowed funds	—	(762)
Total interest expense	—	(1,017)
Net interest income	$—	$1,431

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended March 31, 2025 and 2024, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2025	$(30,413)	$(2,240)	$—	$(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	4,424	—	—	4,424
Reclassifications from accumulated other comprehensive income to earnings before tax	—	120	—	120
Other comprehensive gain before tax	4,424	120	—	4,544
Income tax provision	1,017	31	—	1,048
Other comprehensive income - net of tax	3,407	89	—	3,496
Balance, March 31, 2025	$(27,006)	$(2,151)	$—	$(29,157)

Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,074)	—	902	(1,172)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	234	—	234
Other comprehensive (loss) gain before tax	(2,074)	234	902	(938)
Income tax (benefit) provision	(475)	57	207	(211)
Other comprehensive (loss) income - net of tax	(1,599)	177	695	(727)
Balance, March 31, 2024	$(31,773)	$(2,762)	$4,433	$(30,102)

	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended		Affected Line Item in the Statements of Operations
(amounts in thousands)	March 31, 2025	March 31, 2024
Details About Accumulated Other Comprehensive Loss Components
Reclassifications from accumulated other comprehensive income to earnings before tax	$(120)	(234)	Interest income
Total amount reclassified before tax	(120)	(234)	Income before income taxes
Tax benefit	(31)	(57)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive income	$(89)	$(177)	Net income

Note 14:        Segment Information

The Company operates as a single reportable segment, managing the business and assessing financial performance on a consolidated basis. While there are several lines of business within the operating segment, they are closely interrelated and cannot operate independently. Accordingly, the Chief Operating Decision Maker (“CODM”) evaluates operations and financial performance on a Company-wide basis and all of the Company’s operations are aggregated into one reportable operating segment.

The CODM regularly receives and reviews the Company’s net income on a consolidated basis and uses key metrics to evaluate the overall performance of the Company and make decisions regarding the allocation of resources. Additionally, the CODM reviews budget-to-actual variances to analyze these profit measures as a single operating segment.

The function of the CODM is performed by the Finance Committee. This Committee consists of the highest level of management that is responsible for the Company’s overall resource allocation and performance. The Finance Committee includes the Chairman and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Financial Officer.

Note 15:     Recent Accounting Pronouncements

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing $113.8 million in SBA 7(a) loans during the three months ended March 31, 2025, and currently rank as the 8th largest SBA 7(a) lender for the SBA’s year-to-date 2025 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of March 31, 2025, the Company had consolidated assets of $5.9 billion, consolidated deposits of $4.9 billion and stockholders’ equity of $387.7 million.

Results of Operations

During the first quarter 2025, net income was $0.9 million, or $0.11 diluted earnings per share, compared to net income of $5.2 million, or $0.59 diluted earnings per share, during the first quarter 2024, representing a decrease in net income of $4.2 million, or 81.8%, and a decrease in diluted earnings per share of $0.48, or 81.4%.

The $4.2 million decrease in net income for the first quarter 2025 compared to the first quarter 2024 was due primarily to increases of $9.5 million, or 387.5%, in the provision for credit losses and $2.5 million, or 12.0%, in noninterest expense, partially offset by increases of $4.4 million, or 21.0%, in net interest income and $2.1 million, or 24.9%, in noninterest income as well as a $1.3 million income tax benefit.

During the first quarter 2025, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.07%, 0.98%, and 0.99%, respectively, compared to 0.40%, 5.64%, and 5.71%, respectively, for the first quarter 2024.

Pre-tax, pre-provision income (“PTPP”) was $12.0 million, an increase of 48.5%, from PTPP of $8.1 million for the first quarter 2024. The $3.9 million increase was due to increases of $8.7 million, or 12.7%, in interest income and $2.1 million, or 24.9%, in noninterest income, partially offset by increases of $4.3 million, or 9.1%, in interest expense and $2.5 million, or 12.0%, in noninterest expense.

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

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,242,933	$62,662	5.99%	$4,129,118	$61,523	5.93%	$3,892,589	$55,435	5.73%
Securities - taxable	820,175	8,463	4.18%	758,560	7,619	4.00%	627,216	5,694	3.65%
Securities - non-taxable	81,743	661	3.28%	83,140	794	3.80%	76,293	969	5.11%
Other earning assets	445,280	5,043	4.59%	636,377	7,835	4.90%	434,118	6,067	5.62%
Total interest-earning assets	5,590,131	76,829	5.57%	5,607,195	77,771	5.52%	5,030,216	68,165	5.45%

Allowance for credit losses - loans	(45,664)			(46,427)			(38,611)
Noninterest-earning assets	225,913			221,348			216,331
Total assets	$5,770,380			$5,782,116			$5,207,936

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$956,322	$6,974	2.96%	$574,577	$2,910	2.01%	$415,106	$2,091	2.03%
Savings accounts	20,568	43	0.85%	21,072	45	0.85%	22,521	48	0.86%
Money market accounts	1,221,795	11,361	3.77%	1,236,116	12,309	3.96%	1,217,966	12,671	4.18%
Fintech - brokered deposits	—	—	—%	208,545	2,111	4.03%	85,366	931	4.39%
Certificates and brokered deposits	2,617,293	29,248	4.53%	2,686,139	31,736	4.70%	2,246,050	26,388	4.73%
Total interest-bearing deposits	4,815,978	47,626	4.01%	4,726,449	49,111	4.13%	3,987,009	42,129	4.25%
Other borrowed funds	401,300	4,107	4.15%	528,806	5,109	3.84%	716,735	5,302	2.98%
Total interest-bearing liabilities	5,217,278	51,733	4.02%	5,255,255	54,220	4.10%	4,703,744	47,431	4.06%
Noninterest-bearing deposits	135,878			114,311			113,341
Other noninterest-bearing liabilities	25,189			23,115			21,480
Total liabilities	5,378,345			5,392,681			4,838,565

Shareholders’ equity	392,035			389,435			369,371
Total liabilities and shareholders’ equity	$5,770,380			$5,782,116			$5,207,936

Net interest income		$25,096			$23,551			$20,734

Interest rate spread [1]			1.55%			1.42%			1.39%
Net interest margin [2]			1.82%			1.67%			1.66%
Net interest margin - FTE [3]			1.91%			1.75%			1.75%

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

	Three Months Ended March 31, 2025 vs. December 31, 2024 Due to Changes in			Three Months Ended March 31, 2025 vs. March 31, 2024 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$833	$306	$1,139	$4,805	$2,422	$7,227
Securities – taxable	543	301	844	1,881	888	2,769
Securities – non-taxable	(15)	(118)	(133)	413	(721)	(308)
Other earning assets	(2,306)	(486)	(2,792)	974	(1,998)	(1,024)
Total	(945)	3	(942)	8,073	591	8,664

Interest expense
Interest-bearing deposits	3,891	(5,376)	(1,485)	19,373	(13,876)	5,497
Other borrowed funds	(3,207)	2,205	(1,002)	(9,496)	8,301	(1,195)
Total	684	(3,171)	(2,487)	9,877	(5,575)	4,302

(Decrease) increase in net interest income	$(1,629)	$3,174	$1,545	$(1,804)	$6,166	$4,362

Net interest income for the first quarter 2025 was $25.1 million, an increase of $4.4 million, or 21.0%, compared to $20.7 million for the first quarter 2024. The increase in net interest income was the result of an $8.7 million, or 12.7%, increase in total interest income to $76.8 million for the first quarter 2025 from $68.2 million for the first quarter 2024, partially offset by a $4.3 million, or 9.1%, increase in total interest expense to $51.7 million for the first quarter 2025 from $47.4 million for the first quarter 2024.

The increase in total interest income for the first quarter 2025 compared to first quarter 2024 was due primarily to an increase in interest earned on loans, resulting from an increase of 26 bps in the yield earned on loans, including loans held-for-sale, as well as an increase of $350.3 million, or 9.0%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $198.4 million, or 28.2%, and the yield earned on the securities portfolio increased 29 bps for the first quarter 2025 compared to the first quarter 2024. The yield on funded portfolio loan originations was 7.78% for the first quarter 2025, a decrease of 107 bps compared to the first quarter 2024, reflective of 100 bps of Fed rate cuts in the second half of 2024. However, new origination yields remained well above the overall loan portfolio yield, helping to drive both total interest income and the loan portfolio yield higher.

The increase in total interest expense for the first quarter 2025 compared to the first quarter 2024 was due primarily to increases of $4.9 million, or 233.5%, in interest expense associated with interest-bearing demand deposits and $2.9 million, or 10.8%, in interest expense associated with certificates and brokered deposits, partially offset by decreases of $1.3 million, or 10.3%, in interest expense associated with money market accounts and $1.2 million, or 22.5%, in interest expense associated with other borrowed funds. When combined with deposits formerly classified as fintech – brokered deposits, the increase in interest expense related to interest-bearing demand deposits was driven by an increase in the average balance of $173.2 million, or 22.1%, compared to the the fourth quarter of 2024 due to continued growth in fintech deposits, while the cost of fund increased 41 bps due to the change in deposit mix. The increase in interest expense related to certificates and brokered deposits was driven by an increase in the average deposit balance of $371.2 million, or 16.5%, partially offset by a decrease of 20 bps in the cost of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost brokered deposits, which is expected to positively impact deposit costs in future periods. The decrease in interest expense related to money market accounts was driven by a 41 bp decrease in cost of these deposits. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $127.5 million, or 24.1%, partially offset by an increase of 31bps in the cost of funds.

Overall, the cost of total interest-bearing liabilities for the first quarter 2025 decreased 4 bps to 4.02% from 4.06% for the first quarter 2024.

Net interest margin (“NIM”) was 1.82% for the first quarter 2025 compared to 1.66% for the first quarter 2024, an increase of 16 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 1.91% for the first quarter 2025 compared to 1.75% for the first quarter 2024, an increase of 16 bps. The increase in the first quarter 2025 NIM and FTE NIM compared to the first quarter 2024 reflects the combination of deploying cash balances into higher yielding loans and securities and continued improvement in the cost of funds related to deposits.

Noninterest Income

The following table shows noninterest income for each of the periods presented.

	Three Months Ended
(amounts in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Service charges and fees	$265	$248	$220
Loan servicing revenue	1,983	1,825	1,323
Loan servicing asset revaluation	(1,181)	(428)	(434)
Mortgage banking activities	—	—	—
Gain on sale of loans	8,647	8,568	6,536
Other	713	5,723	702
Total noninterest income	$10,427	$15,936	$8,347

During the first quarter 2025, noninterest income was $10.4 million, representing an increase of $2.1 million, or 24.9%, compared to $8.3 million for the first quarter 2024. The increase in noninterest income was due primarily to increases in gain on sale of loans, partially offset by a decrease in net loan servicing revenue. The increase of $2.1 million, or 32.3%, in gain on sale of loans was due primarily to an increase of 36.2% in the volume of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales, partially offset by a decrease of 36 bps in the net premium earned on loan sales. The decrease in net loan servicing was due to the fair value adjustment to the loan servicing asset, partially offset by growth in the balance of the Company’s SBA 7(a) servicing portfolio.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended
(amounts in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Salaries and employee benefits	$13,107	$14,042	$11,796
Marketing, advertising and promotion	647	696	736
Consulting and professional services	1,228	967	853
Data processing	635	603	564
Loan expenses	1,531	1,381	1,445
Premises and equipment	3,115	3,004	2,826
Deposit insurance premium	1,398	1,464	1,145
Other	1,895	1,800	1,658
Total noninterest expense	$23,556	$23,957	$21,023

Noninterest expense for the first quarter 2025 was $23.6 million, compared to $21.0 million for the first quarter 2024. The increase of $2.5 million, or 12.0%, was due primarily to increases of $1.3 million in salaries and employee benefits, $0.4 million in consulting and professional fees, $0.3 million in premises and equipment, $0.3 million in deposit insurance premium, $0.2 million in other expenses. The increase in salaries and employee benefits was due primarily to higher small business lending incentive compensation, as well as staff additions in small business lending and risk management. The increase in consulting and professional fees is due primarily to increased legal and audit fees. The increase in premises and equipment was due primarily to property taxes, as well as software maintenance expense. The increase in deposit insurance premium was due to year-over-year asset growth and changes in the composition of the loan and deposit portfolios. The increase in other expenses is due primarily to increases in service fees.

The Company recorded an income tax benefit of $0.9 million for the first quarter 2025, compared to an income tax provision of $0.4 million and an effective tax rate of 7.6% for the first quarter 2024.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	March 31, 2025	December 31, 2024	March 31, 2024
Total assets	$5,851,608	$5,737,859	$5,340,667
Loans	4,254,412	4,170,646	3,909,804
Total securities	958,327	837,151	718,169
Loans held-for-sale	31,738	54,695	22,589
Noninterest-bearing deposits	151,815	136,451	130,760
Interest-bearing deposits	4,793,810	4,796,755	4,143,008
Total deposits	4,945,625	4,933,206	4,273,768
Advances from Federal Home Loan Bank	395,000	295,000	574,936
Total shareholders’ equity	387,747	384,063	366,739

Total assets increased $113.7 million, or 2.0%, to $5.9 billion at March 31, 2025 compared to $5.7 billion at December 31, 2024. The increase was due primarily to an increase in deposits driven by growth in fintech partnerships which was used in conjunction with on-balance sheet liquidity to fund loan growth, purchase securities and pay down higher cost CD maturities and brokered deposits.

As of March 31, 2025, total shareholders’ equity was $387.7 million, an increase of $3.7 million, or 1.0%, compared to December 31, 2024. The increase in shareholders’ equity was due primarily to the net income earned during the quarter and a decrease in accumulated other comprehensive loss as unrealized losses on securities decreased during the quarter. Tangible common equity totaled $383.1 million as of March 31, 2025, representing an increase of $3.7 million, or 1.0%, compared to December 31, 2024. The ratio of total shareholders’ equity to total assets decreased to 6.63% as of March 31, 2025 from 6.69% as of December 31, 2024, and the ratio of tangible common equity to tangible assets decreased to 6.55% as of March 31, 2025 from 6.62% as of December 31, 2024.

Book value per common share increased 0.6% to $44.58 as of March 31, 2025 from $44.31 as of December 31, 2024. Tangible book value per share increased 0.6% to $44.04 as of March 31, 2025 from $43.77 as of December 31, 2024. The increase in both book value per common share and tangible book value per share was driven primarily by the increases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	March 31, 2025		December 31, 2024		March 31, 2024
Commercial loans
Commercial and industrial	$140,239	3.3%	$120,175	2.9%	$133,897	3.4%
Owner-occupied commercial real estate	49,954	1.2%	53,591	1.3%	57,787	1.5%
Investor commercial real estate	297,874	7.0%	269,431	6.5%	128,276	3.3%
Construction	471,082	11.1%	413,523	9.9%	325,597	8.3%
Single tenant lease financing	950,814	22.4%	949,748	22.7%	941,597	24.1%
Public finance	482,558	11.3%	485,867	11.6%	498,262	12.7%
Healthcare finance	171,430	4.0%	181,427	4.4%	213,332	5.5%
Small business lending	353,408	8.3%	331,914	8.0%	239,263	6.1%
Franchise finance	514,700	12.1%	536,909	12.9%	543,122	13.9%
Total commercial loans	3,432,059	80.7%	3,342,585	80.2%	3,081,133	78.8%
Consumer loans
Residential mortgage	367,722	8.6%	375,160	9.0%	390,009	10.0%
Home equity	17,421	0.4%	18,274	0.4%	22,753	0.6%
Other consumer	412,553	9.7%	407,947	9.8%	380,675	9.7%
Total consumer loans	797,696	18.7%	801,381	19.2%	793,437	20.3%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	24,657	0.6%	26,680	0.6%	35,234	0.9%
Total loans	4,254,412	100.0%	4,170,646	100.0%	3,909,804	100.0%
Allowance for credit losses - loans	(47,238)		(44,769)		(40,891)
Net loans	$4,207,174		$4,125,877		$3,868,913

1 Includes carrying value adjustments of $22.1 million, $22.9 million and $26.9 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Total loans were $4.3 billion as of March 31, 2025, an increase of $83.8 million, or 2.0%, compared to December 31, 2024. Total commercial loan balances were $3.4 billion as of March 31, 2025, up $89.5 million, or 2.7%, from December 31, 2024. Total consumer loan balances were $797.7 million as of March 31, 2025, a decrease of $3.7 million, or 0.5%, compared to December 31, 2024. Compared to December 31, 2024, in connection with the Company’s focus on variable rate and higher-yielding products, the increase in commercial loan balances was driven by growth in the construction, investor commercial real estate, small business lending, and commercial and industrial portfolios. These increases were partially offset by a decrease in the franchise finance portfolio and continued runoff in the healthcare finance portfolio, as well as decreases in the owner-occupied commercial real estate and public finance portfolios. The slight decrease in consumer loan balances was due primarily to a decrease in the residential mortgage portfolio, partially offset by origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Nonaccrual loans
Commercial loans:
Small business lending	$12,658	$11,429	$9,532
Franchise finance	15,684	10,382	295
Total commercial loans	28,342	21,811	9,827
Consumer loans:
Residential mortgage	4,702	4,083	2,309
Other consumer	164	61	129
Total consumer loans	4,866	4,144	2,438
Total nonaccrual loans	33,208	25,955	12,265

Past Due 90 days and accruing loans
Commercial loans:
Small business lending	845	1,320	—
Franchise finance	—	—	230
Total commercial loans	845	1,320	230
Consumer loans:
Residential mortgage	156	1,142	555
Other consumer	34	4	—
Total consumer loans	190	1,146	555
Total past due 90 days and accruing loans	1,035	2,466	785

Total nonperforming loans	34,243	28,421	13,050

Other real estate owned
Small business lending	1,518	—	—
Residential mortgage	—	272	375
Total other real estate owned	1,518	272	375

Other nonperforming assets	160	212	—

Total nonperforming assets	$35,921	$28,905	$13,425

Total nonperforming loans to total loans	0.80%	0.68%	0.33%
Total nonperforming assets to total assets	0.61%	0.50%	0.25%
Allowance for credit losses - loans to total loans	1.11%	1.07%	1.05%
Nonaccrual loans to total loans	0.78%	0.62%	0.31%
Allowance for credit losses - loans to nonaccrual loans	142.2%	172.5%	333.4%
Allowance for credit losses - loans to nonperforming loans	138.0%	157.5%	313.3%

Total nonperforming loans increased $5.8 million, or 20.5%, to $34.2 million as of March 31, 2025 compared to $28.4 million as of December 31, 2024 due primarily to an increase in nonperforming loans in franchise finance and small business lending during the year. Total nonperforming assets increased $7.0 million, or 24.3%, to $35.9 million as of March 31, 2025, compared to $28.9 million as of December 31, 2024, due primarily to the increase in nonperforming loans in franchise finance and small business lending mentioned above, and an increase in OREO related to small business lending. As of March 31, 2025, the Company had two small business lending properties in OREO with a carrying value of $1.5 million. As of December 31, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Balance, beginning of period	$44,769	$45,721	$38,774
Provision charged to expense	12,121	8,455	2,582
Losses charged off
Small business lending	3,668	8,270	289
Franchise finance	5,848	889	—
Residential mortgage	11	73	69
Other consumer	314	249	175
Total losses charged off	9,841	9,481	533
Recoveries
Commercial and industrial	2	1	2
Small business lending	133	51	40
Residential mortgage	6	—	1
Home equity	2	1	2
Other consumer	46	21	23
Total recoveries	189	74	68
Balance, end of period	$47,238	$44,769	$40,891

Net charge-offs	$9,652	$9,407	$465

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	(0.01%)	0.00%	(0.01%)
Small business lending	3.79%	2.38%	0.40%
Franchise finance	4.49%	0.16%	0.00%
Total commercial net charge-offs	1.12%	0.28%	0.03%
Residential mortgage	0.01%	0.08%	0.07%
Home equity	(0.05%)	(0.01%)	(0.03%)
Other consumer	0.36%	0.26%	0.21%
Total consumer net charge-offs	0.14%	0.04%	0.11%
Total net charge-offs to average loans	0.92%	0.91%	0.05%

The allowance for credit losses - loans (“ACL”) was $47.2 million as of March 31, 2025, compared to $44.8 million as of December 31, 2024. The increase in the ACL reflects the addition of specific reserves related to franchise finance and small business lending loans that were placed on nonaccrual during the quarter and growth in the overall loan portfolio, partially offset by the impact of economic metrics on qualitative factors in certain portfolios. The net increase to specific reserves totaled $3.3 million, of which, $2.5 million related to franchise finance and $0.8 million related to small business lending. The ACL as a percentage of total loans was 1.11% at March 31, 2025, compared to 1.07% at December 31, 2024. The ACL as a percentage of nonperforming loans decreased to 138.0% as of March 31, 2025, compared to 157.5% as of December 31, 2024 as the percentage increase in nonperforming loans outpaced the increase in the overall loan portfolio.

Net charge-offs of $9.7 million were recognized during the first quarter 2025, resulting in net charge-offs to average loans of 0.92%, compared to net charge-offs of $0.5 million, or 0.05% of average loans, for the first quarter 2024. Net charge-offs in the first quarter of 2025 were elevated as the Company continued to take action to resolve problem loans in the small business lending and franchise finance portfolios. The increase in net charge-offs included $3.5 million in small business lending and $0.3 million in consumer loan portfolios. Approximately $5.8 million of net charge-offs recognized during the quarter were related to franchise finance loans with $2.6 million of existing specific reserves.

The provision for credit losses - loans in the first quarter 2025 was $12.1 million, compared to $2.6 million for the first quarter 2024. The increase in the provision for credit losses - loans for the first quarter 2025 was driven primarily by the elevated net charge-offs, the additional specific reserves discussed above and overall growth in the loan portfolio, partially offset by the impact of economic metrics on qualitative factors in certain portfolios.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	March 31, 2025	December 31, 2024	March 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$79,021	$83,811	$93,323
Municipal securities	65,344	67,441	69,289
Agency mortgage-backed securities - residential	398,021	300,914	253,181
Agency mortgage-backed securities - commercial	64,827	64,214	39,367
Private label mortgage-backed securities - residential	43,947	46,623	23,307
Asset-backed securities	21,662	23,802	7,417
Corporate securities	44,038	40,049	37,081
Total available-for-sale	716,860	626,854	522,965
Securities held-to-maturity, net carrying value
Municipal securities	12,215	12,843	13,381
Agency mortgage-backed securities - residential	232,235	201,840	178,800
Agency mortgage-backed securities - commercial	5,687	5,705	5,752
Corporate securities	26,405	29,408	37,805
Total held-to-maturity, net carrying value	276,542	249,796	235,738
Total securities	$993,402	$876,650	$758,703

(amounts in thousands)
Approximate Fair Value	March 31, 2025	December 31, 2024	March 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$78,278	$82,816	$92,101
Municipal securities	60,997	63,654	67,415
Agency mortgage-backed securities - residential	371,043	269,641	220,484
Agency mortgage-backed securities - commercial	63,934	63,331	38,081
Private label mortgage-backed securities - residential	43,319	45,821	22,266
Asset-backed securities	21,677	23,821	7,459
Corporate securities	42,537	38,271	34,625
Total available-for-sale	681,785	587,355	482,431
Securities held-to-maturity
Municipal securities	11,401	11,925	12,450
Agency mortgage-backed securities - residential	217,714	184,412	161,915
Agency mortgage-backed securities - commercial	4,708	4,548	4,560
Corporate securities	25,293	27,966	35,295
Total held-to-maturity	259,116	228,851	214,220
Total securities	$940,901	$816,206	$696,651

The approximate fair value of available-for-sale investment securities increased $94.4 million, or 16.1%, to $681.8 million as of March 31, 2025, compared to $587.4 million as of December 31, 2024. The increase was due primarily to increases of $101.4 million in agency mortgage-backed securities - residential and $4.3 million in corporate securities, partially offset by decreases of $4.5 million in U.S. Government-sponsored agencies, $2.7 million in municipal securities and $2.5 million in private label mortgage-backed securities - residential. The Company deployed liquidity during the first quarter of 2025 into new purchases of variable-rate agency mortgage-backed security-residential, which was within certain available-for-sale portfolios, partially offset by net pay down activity. As of March 31, 2025, the Company had securities with a net carrying value of $276.5 million designated as held-to-maturity, compared to $249.8 million as of December 31, 2024. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Accrued Income and Other Assets

Accrued income and other assets increased $3.8 million, or 6.0%, to $66.8 million at March 31, 2025, compared to $63.0 million at December 31, 2024. The increase was due primarily to increases of $4.1 million in equity fund investments, $0.8 million in prepaid assets and $0.1 million in both deferred tax assets and derivative assets, partially offset by a decrease in receivables related to a bond that was called in the fourth quarter 2024.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $1.6 million, or 8.8%, to $16.4 million at March 31, 2025, compared to $17.9 million at December 31, 2024. The decrease was due primarily to decreases of $3.1 million in accrued salary and benefits, partially offset by $1.4 million in other various expenses and liabilities, none of which were individually significant.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	March 31, 2025		December 31, 2024		March 31, 2024
Noninterest-bearing deposits	$151,815	3.1%	$136,451	2.8%	$130,760	3.1%
Interest-bearing demand deposits[1]	1,103,540	22.3%	896,661	18.2%	423,529	9.9%
Savings accounts	21,632	0.4%	19,823	0.4%	23,554	0.6%
Money market accounts	1,292,235	26.2%	1,183,789	24.0%	1,251,230	29.2%
Fintech - brokered deposits[1]	—	—%	—	—%	107,911	2.5%
Certificates of deposits	2,029,801	41.0%	2,133,455	43.2%	1,738,996	40.7%
Brokered deposits	346,602	7.0%	563,027	11.4%	597,788	14.0%
Total deposits	$4,945,625	100.0%	$4,933,206	100.0%	$4,273,768	100.0%

1 Fintech - brokered deposits that had been previously classified as brokered deposits were reclassified to interest-bearing demand deposits as of December 31, 2024.

Total deposits increased $12.4 million, or 0.3%, to $4.9 billion as of March 31, 2025, compared to $4.9 billion as of December 31, 2024. The increase was due primarily to increases of $206.9 million, or 23.1%, in interest-bearing demand deposits, $108.4 million, or 9.2%, in money market accounts and $15.4 million, or 11.3%, in noninterest-bearing deposits, partially offset by decreases of $216.4 million, or 38.4%, in brokered deposits and $103.7 million, or 4.9%, in certificates of deposits. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. When combined with the liquidity provided by growth in money market accounts, the Company paid down a significant amount of higher-cost brokered deposits and maturing certificates of deposits.

Uninsured deposit balances represented 27% of total deposits at March 31, 2025, up from 25% at December 31, 2024. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 22% as of March 31, 2025, compared to 20% as of December 31, 2024.

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

The following tables present actual and required capital ratios as of March 31, 2025 and December 31, 2024 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2025 and December 31, 2024, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$397,687	9.15%	$304,165	7.00%	N/A	N/A
Bank	471,982	10.91%	302,794	7.00%	$281,166	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	397,687	9.15%	369,343	8.50%	N/A	N/A
Bank	471,982	10.91%	367,679	8.50%	346,051	8.00%
Total capital to risk-weighted assets
Consolidated	543,869	12.52%	456,247	10.50%	N/A	N/A
Bank	520,203	12.03%	454,191	10.50%	432,563	10.00%
Leverage ratio
Consolidated	397,687	6.87%	231,512	4.00%	N/A	N/A
Bank	471,982	8.18%	230,713	4.00%	288,391	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$400,100	9.30%	$301,052	7.00%	N/A	N/A
Bank	475,793	11.11%	299,774	7.00%	$278,362	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	400,100	9.30%	365,563	8.50%	N/A	N/A
Bank	475,793	11.11%	364,012	8.50%	342,599	8.00%
Total capital to risk-weighted assets
Consolidated	542,808	12.62%	451,578	10.50%	N/A	N/A
Bank	520,610	12.16%	449,662	10.50%	428,249	10.00%
Leverage ratio
Consolidated	400,100	6.90%	232,011	4.00%	N/A	N/A
Bank	475,793	8.23%	231,331	4.00%	289,164	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2025 to shareholders of record as of March 31, 2025. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2025, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On December 19, 2022, the Company's Board of Directors approved a new stock repurchase program to replace the prior program. The new program authorized the repurchase of up to $25.0 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization expired on December 31, 2024. Under this program, the Company repurchased 559,522 shares of common stock at an average price of $19.06, for a total investment of $10.7 million.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2025, on a consolidated basis, the Company had $1.1 billion in cash and cash equivalents and investment securities available-for-sale and $31.7 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2025, the Bank had the ability to borrow an additional $1.7 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $2.1 billion and represented 194% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2025, the Company, on an unconsolidated basis, had $12.7 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2025, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $626.2 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2025 totaled $1.4 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, pre-tax, pre-provision income, adjusted pre-tax, pre-provision income, adjusted noninterest income, adjusted income before income taxes, adjusted income tax (benefit) provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for each of the periods presented.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Total equity - GAAP	$387,747	$384,063	$366,739
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$383,060	$379,376	$362,052

Total assets - GAAP	$5,851,608	$5,737,859	$5,340,667
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$5,846,921	$5,733,172	$5,335,980

Common shares outstanding	8,697,085	8,667,894	8,655,854

Book value per common share	$44.58	$44.31	$42.37
Effect of goodwill	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$44.04	$43.77	$41.83

Total shareholders’ equity to assets	6.63%	6.69%	6.87%
Effect of goodwill	(0.08%)	(0.07%)	(0.08%)
Tangible common equity to tangible assets	6.55%	6.62%	6.79%

Total average equity - GAAP	$392,035	$389,435	$369,371
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$387,348	$384,748	$364,684

Return on average shareholders’ equity	0.98%	7.49%	5.64%
Effect of goodwill	0.01%	0.09%	0.07%
Return on average tangible common equity	0.99%	7.58%	5.71%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Total interest income	$76,829	$77,771	$68,165
Adjustments:
Fully-taxable equivalent adjustments [1]	1,169	1,152	1,190
Total interest income - FTE	$77,998	$78,923	$69,355

Net interest income	$25,096	$23,551	$20,734
Adjustments:
Fully-taxable equivalent adjustments [1]	1,169	1,152	1,190
Net interest income - FTE	$26,265	$24,703	$21,924

Net interest margin	1.82%	1.67%	1.66%
Effect of fully-taxable equivalent adjustments [1]	0.09%	0.08%	0.09%
Net interest margin - FTE	1.91%	1.75%	1.75%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Total revenue- GAAP	$35,523	$39,487	$29,081
Adjustments:
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of swaps	—	(2,904)	—
Adjusted total revenue	$35,523	$34,754	$29,081

Net income-GAAP	$943	$7,330	$5,181
Adjustments:[1]
Provision for credit losses	11,933	7,201	2,448
Income tax (benefit) provision	(909)	999	429
Pre-tax, pre-provision income	$11,967	$15,530	$8,058

Pre-tax, pre-provision income	$11,967	$15,530	$8,058
Adjustments:
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of swaps	—	(2,904)	—
Adjusted pre-tax, pre-provision income	$11,967	$10,797	$8,058

Noninterest income - GAAP	$10,427	$15,936	$8,347
Adjustments:
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of swaps	—	(2,904)	—
Adjusted noninterest income	$10,427	$11,203	$8,347

Income before income taxes - GAAP	$34	$8,329	$5,610
Adjustments:[1]
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of swaps	—	(2,904)	—
Adjusted income before income taxes	$34	$3,596	$5,610

Income tax (benefit) provision - GAAP	$(909)	$999	$429
Adjustments:[1]
Gain on prepayment of FHLB advances	—	(384)	—
Gain on termination of swaps	—	(610)	—
Adjusted income tax (benefit) provision	$(909)	$5	$429

Net income - GAAP	$943	$7,330	$5,181
Adjustments:
Gain on prepayment of FHLB advances	—	(1,445)	—
Gain on termination of swaps	—	(2,294)	—
Adjusted net income	$943	$3,591	$5,181
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Diluted average common shares outstanding	8,784,970	8,788,793	8,750,297

Diluted earnings per share - GAAP	$0.11	$0.83	$0.59
Effect of gain on prepayment of FHLB advances	—	(0.16)	—
Effect of gain on termination of swaps	—	(0.26)	—
Adjusted diluted earnings per share	$0.11	$0.41	$0.59

Return on average assets	0.07%	0.50%	0.40%
Effect of gain on prepayment of FHLB advances	—	(0.10%)	—
Effect of gain on termination of swaps	—	(0.16%)	—
Adjusted return on average assets	0.07%	0.24%	0.40%

Return on average shareholders' equity	0.98%	7.49%	5.64%
Effect of gain on prepayment of FHLB advances	—	(1.48%)	—
Effect of gain on termination of swaps	—	(2.34%)	—
Adjusted return on average shareholders' equity	0.98%	3.67%	5.64%

Return on average tangible common equity	0.99%	7.58%	5.71%
Effect of gain on prepayment of FHLB advances	—	(1.49%)	—
Effect of gain on termination of swaps	—	(2.37%)	—
Adjusted return on average tangible common equity	0.99%	3.72%	5.71%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances. As a result, the Company had no interest rate swaps that were classified as either fair value or cash flow hedges either at March 31, 2025 or at December 31, 2024. Refer to Note 12 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of March 31, 2025, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	13.76%	7.60%	N/A	(4.76%)	(9.88%)
NII - Year 2	19.85%	18.64%	13.72%	9.66%	5.22%
EVE	20.39%	12.49%	N/A	(7.52%)	(15.52%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2025, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	3.18%	0.73%	N/A	(3.37%)	(5.37%)
NII - Year 2	20.80%	17.99%	13.72%	9.71%	5.74%
EVE	18.99%	11.67%	N/A	(6.85%)	(14.18%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

FIRST INTERNET BANCORP

5/7/2025	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

5/7/2025	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)