Form 10-Q
period 2025-06-30
First Internet Bancorp
filed 2025-08-06
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
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

As of August 1, 2025, the registrant had 8,713,094 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of government-guaranteed lending or other income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in other reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$9,261	$9,249
Interest-bearing deposits	437,100	457,161
Total cash and cash equivalents	446,361	466,410
Securities available-for-sale, at fair value (amortized cost of $676,496 and $626,854 in 2025 and 2024, respectively)	644,657	587,355
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.2 million in 2025 and 2024, respectively, (fair value of $254,667 and $228,851 in 2025 and 2024, respectively)	271,737	249,796
Loans held-for-sale	126,533	54,695
Loans	4,362,562	4,170,646
Allowance for credit losses - loans	(46,517)	(44,769)
Net loans	4,316,045	4,125,877
Accrued interest receivable	31,227	28,180
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	41,961	41,394
Premises and equipment, net	69,930	71,453
Goodwill	4,687	4,687
Servicing asset, at fair value	16,736	16,389
Other real estate owned	1,730	272
Accrued income and other assets	72,619	63,001
Total assets	$6,072,573	$5,737,859
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$145,166	$136,451
Interest-bearing deposits	5,153,623	4,796,755
Total deposits	5,298,789	4,933,206
Advances from Federal Home Loan Bank	264,500	295,000
Subordinated debt, net of unamortized debt issuance costs of $1,693 and $1,850 in 2025 and 2024, respectively	105,307	105,150
Accrued interest payable	1,614	2,495
Accrued expenses and other liabilities	12,124	17,945
Total liabilities	5,682,334	5,353,796
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,713,094 and 8,667,894 shares issued and outstanding in 2025 and 2024, respectively	186,116	186,094
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	230,690	230,622
Accumulated other comprehensive loss	(26,567)	(32,653)
Total shareholders’ equity	390,239	384,063
Total liabilities and shareholders’ equity	$6,072,573	$5,737,859

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Loans	$66,685	$57,094	$129,347	$112,529
Securities – taxable	9,062	6,476	17,525	12,170
Securities – non-taxable	654	970	1,315	1,939
Other earning assets	4,485	6,421	9,528	12,488
Total interest income	80,886	70,961	157,715	139,126
Interest Expense
Deposits	46,794	44,495	94,420	86,624
Other borrowed funds	6,102	5,139	10,209	10,441
Total interest expense	52,896	49,634	104,629	97,065
Net Interest Income	27,990	21,327	53,086	42,061
Provision for credit losses - loans	13,596	3,920	25,717	6,502
Benefit for credit losses - debt securities held to maturity	(12)	(2)	(32)	(64)
Provision (benefit) for credit losses - off-balance sheet commitments	24	113	(144)	41
Net Interest Income After Provision for Credit Losses	14,382	17,296	27,545	35,582
Noninterest Income
Service charges and fees	278	246	543	466
Loan servicing revenue	1,979	1,470	3,962	2,793
Loan servicing asset revaluation	(1,153)	(829)	(2,334)	(1,263)
Gain on sale of loans	1,673	8,292	10,320	14,828
Other	2,780	1,854	3,493	2,556
Total noninterest income	5,557	11,033	15,984	19,380
Noninterest Expense
Salaries and employee benefits	10,867	12,462	23,974	24,258
Marketing, advertising and promotion	702	609	1,349	1,345
Consulting and professional services	936	1,022	2,164	1,875
Data processing	656	606	1,291	1,170
Loan expenses	1,520	1,597	3,051	3,042
Premises and equipment	3,281	3,154	6,396	5,980
Deposit insurance premium	1,564	1,172	2,962	2,317
Other	2,274	1,714	4,170	3,372
Total noninterest expense	21,800	22,336	45,357	43,359
(Loss) Income Before Income Taxes	(1,861)	5,993	(1,828)	11,603
Income Tax (Benefit) Provision	(2,054)	218	(2,964)	647
Net Income	$193	$5,775	$1,136	$10,956
Income Per Share of Common Stock
Basic	$0.02	$0.67	$0.13	$1.26
Diluted	$0.02	$0.67	$0.13	$1.25
Weighted-Average Number of Common Shares Outstanding
Basic	8,733,559	8,594,315	8,724,657	8,684,093
Diluted	8,760,374	8,656,215	8,784,005	8,750,017
Dividends Declared Per Share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$193	$5,775	$1,136	$10,956
Other comprehensive income
Securities available-for-sale
Net unrealized holding gains (losses) recorded within other comprehensive income (loss) before income tax	3,236	(551)	7,660	(2,625)
Income tax provision (benefit)	744	(126)	1,761	(601)
Net effect on other comprehensive income (loss)	2,492	(425)	5,899	(2,024)

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	132	188	252	422
Income tax provision	34	46	65	103
Net effect on other comprehensive income	98	142	187	319

Cash flow hedges
Net unrealized holding gains (losses) on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	—	(262)	—	640
Income tax (benefit) provision	—	(60)	—	147
Net effect on other comprehensive (loss) income	—	(202)	—	493

Total other comprehensive income (loss)	2,590	(485)	6,086	(1,212)
Comprehensive income	$2,783	$5,290	$7,222	$9,744

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2025 and 2024
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net income	—	1,136	—	1,136
Other comprehensive income	—	—	6,086	6,086
Dividends declared ($0.12 per share)	—	(1,068)	—	(1,068)
Recognition of the fair value of share-based compensation	243	—	—	243
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, June 30, 2025	$186,116	$230,690	$(26,567)	$390,239

Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	10,956	—	10,956
Other comprehensive loss	—	—	(1,212)	(1,212)
Dividends declared ($0.12 per share)	—	(1,061)	—	(1,061)
Recognition of the fair value of share-based compensation	901	—	—	901
Repurchased shares of common stock (10,500)	(283)	—	—	(283)
Excise tax on repurchase of common stock	(3)	—	—	(3)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, June 30, 2024	$185,175	$217,365	$(30,587)	$371,953

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2025 and 2024
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2025	185,873	$231,031	$(29,157)	$387,747
Net income	—	193	—	193
Other comprehensive income	—	—	2,590	2,590
Dividends declared ($0.06 per share)	—	(534)	—	(534)
Recognition of the fair value of share-based compensation	241	—	—	241
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, June 30, 2025	$186,116	$230,690	$(26,567)	$390,239

Balance, April 1, 2024	$184,720	$212,121	$(30,102)	$366,739
Net income	—	5,775	—	5,775
Other comprehensive loss	—	—	(485)	(485)
Dividends declared ($0.06 per share)	—	(531)	—	(531)
Recognition of the fair value of share-based compensation	458	—	—	458
Excise tax on repurchase of common stock	(3)	—	—	(3)
Balance, June 30, 2024	$185,175	$217,365	$(30,587)	$371,953

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$1,136	$10,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,982	3,846
Increase in cash surrender value of bank-owned life insurance	(567)	(540)
Provision for credit losses	25,541	6,479
Share-based compensation expense	243	901
Loans originated for sale	(261,753)	(200,500)
Proceeds from sale of loans	197,554	214,291
Gain on loans sold	(10,320)	(14,828)
Gain on sale of other real estate owned	(19)	(31)
(Loss) gain on derivatives	(146)	1,803
Gain on bank-owned life insurance	—	(149)
Loan servicing asset revaluation	2,334	1,263
Net change in accrued income and other assets	(7,898)	(3,370)
Net change in accrued expenses and other liabilities	(6,434)	(1,305)
Net cash (used in) provided by operating activities	(57,347)	18,816
Investing Activities
Net loan activity, excluding purchases	(199,820)	(57,851)
Proceeds from sale of other real estate owned	291	406
Maturities and calls of securities available-for-sale	65,376	33,701
Purchase of securities available-for-sale	(115,680)	(50,947)
Maturities and calls of securities held-to-maturity	12,109	11,418
Purchase of securities held-to-maturity	(33,629)	(53,977)
Purchase of premises and equipment	(834)	(1,496)
Proceeds from bank-owned life insurance	—	737
Loans purchased	(17,795)	(64,944)
Other investing activities	(6,516)	(10,438)
Net cash used in investing activities	(296,498)	(193,391)
Financing Activities
Net increase in deposits	365,583	206,949
Cash dividends paid	(1,054)	(1,049)
Repurchase of common stock	—	(283)
Proceeds from advances from Federal Home Loan Bank	104,500	320,000
Repayment of advances from Federal Home Loan Bank	(135,000)	(360,000)
Other, net	(233)	(154)
Net cash provided by financing activities	333,796	165,463
Net Decrease in Cash and Cash Equivalents	(20,049)	(9,112)
Cash and Cash Equivalents, Beginning of Period	466,410	405,898
Cash and Cash Equivalents, End of Period	$446,361	$396,786
Supplemental Disclosures
Cash paid during the period for interest	105,510	97,494
Cash paid during the period for taxes	238	378
Loans transferred to other real estate owned	1,730	—
Cash dividends declared, paid in subsequent period	523	520

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other period. The June 30, 2025 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024.

(dollars in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share
Net income	$193	$5,775	$1,136	$10,956
Weighted-average common shares	8,733,559	8,594,315	8,724,657	8,684,093
Basic earnings per common share	$0.02	$0.67	$0.13	$1.26
Diluted earnings per share
Net income	$193	$5,775	$1,136	$10,956
Weighted-average common shares	8,733,559	8,594,315	8,724,657	8,684,093
Dilutive effect of equity compensation	26,815	61,900	59,348	65,924
Weighted-average common and incremental shares	8,760,374	8,656,215	8,784,005	8,750,017
Diluted earnings per common share [1]	$0.02	$0.67	$0.13	$1.25
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 15,940 and 9,006 for the three and six months ended June 30, 2025, respectively. There were no antidilutive shares for both the three and six months ended June 30, 2024.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$73,297	$533	$(1,130)	$72,700
Municipal securities	65,274	1	(3,852)	61,423
Agency mortgage-backed securities - residential [1]	383,145	606	(25,680)	358,071
Agency mortgage-backed securities - commercial	62,340	142	(1,008)	61,474
Private label mortgage-backed securities - residential	39,971	229	(777)	39,423
Asset-backed securities	19,442	69	(23)	19,488
Corporate securities	33,027	108	(1,057)	32,078
Total available-for-sale	$676,496	$1,688	$(33,527)	$644,657

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$12,207	$—	$(730)	$11,477	$(3)	$12,204
Agency mortgage-backed securities - residential	228,446	500	(14,872)	214,074	—	228,446
Agency mortgage-backed securities - commercial	5,670	—	(969)	4,701	—	5,670
Corporate securities	25,536	—	(1,121)	24,415	(119)	25,417
Total held-to-maturity	$271,859	$500	$(17,692)	$254,667	$(122)	$271,737

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of June 30, 2025.

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

Accrued interest receivable on AFS and HTM securities at June 30, 2025 was $2.7 million and $1.2 million, respectively, compared to $2.8 million and $1.1 million, respectively, at December 31, 2024, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At June 30, 2025 and December 31, 2024, approximately 94% and 92%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at June 30, 2025 was $0.1 million, compared to $0.2 million at December 31, 2024.

The carrying value of securities at June 30, 2025 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$380	$380
One to five years	35,230	34,417
Five to ten years	64,347	62,759
After ten years	71,641	68,645
	171,598	166,201
Agency mortgage-backed securities - residential	383,145	358,071
Agency mortgage-backed securities - commercial	62,340	61,474
Private label mortgage-backed securities - residential	39,971	39,423
Asset-backed securities	19,442	19,488
Total	$676,496	$644,657

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$1,701	$1,694
One to five years	22,178	21,834
Five to ten years	10,820	9,694
After ten years	3,044	2,670
	37,743	35,892
Agency mortgage-backed securities - residential	228,446	214,074
Agency mortgage-backed securities - commercial	5,670	4,701
Total	$271,859	$254,667

No available-for-sale securities were sold during the three and six months ended June 30, 2025 and June 30, 2024. As such, the Company did not realize any gains or losses related to the sale of available-for-sale securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2025 and December 31, 2024 was $645.8 million and $603.9 million, which was approximately 70% and 72%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2025, the Company’s security portfolio consisted of 599 positions, of which 466 were in an unrealized loss position. As of December 31, 2024, the Company’s security portfolio consisted of 579 positions, of which 482 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$14,307	$(55)	$24,676	$(1,075)	$38,983	$(1,130)
Municipal securities	4,732	(31)	53,075	(3,821)	57,807	(3,852)
Agency mortgage-backed securities- residential	110,469	(431)	173,052	(25,249)	283,521	(25,680)
Agency mortgage-backed securities- commercial	23,873	(113)	15,268	(895)	39,141	(1,008)
Private label mortgage-backed securities - residential	439	—	7,023	(777)	7,462	(777)
Asset-backed securities	10,766	(23)	—	—	10,766	(23)
Corporate securities	1,980	(20)	14,972	(1,037)	16,952	(1,057)
Total	$166,566	$(673)	$288,066	$(32,854)	$454,632	$(33,527)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$16,856	$(111)	$29,748	$(1,371)	$46,604	$(1,482)
Municipal securities	8,504	(54)	52,649	(3,733)	61,153	(3,787)
Agency mortgage-backed securities - residential	41,005	(179)	169,483	(31,554)	210,488	(31,733)
Agency mortgage-backed securities - commercial	18,141	(37)	12,027	(1,122)	30,168	(1,159)
Private label mortgage-backed securities - residential	3,003	(14)	7,450	(974)	10,453	(988)
Asset-backed securities	10,299	(43)	—	—	10,299	(43)
Corporate securities	2,994	(6)	27,179	(1,843)	30,173	(1,849)
Total	$100,802	$(444)	$298,536	$(40,597)	$399,338	$(41,041)

The following tables summarize ratings for the Company’s HTM portfolio as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$228,446	$5,670	$—	$234,116
Aa1/AA+	8,242	—	—	—	8,242
Aa2/AA	2,172	—	—	—	2,172
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	7,500	7,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	5,536	5,536
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,207	$228,446	$5,670	$25,536	$271,859

	December 31, 2024
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$201,840	$5,705	$—	$207,545
Aa1/AA+	8,878	—	—	—	8,878
Aa2/AA	2,175	—	—	—	2,175
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	8,559	8,559
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,846	$201,840	$5,705	$29,559	$249,950

There were no amounts reclassified from accumulated other comprehensive loss to the consolidated statements of income during the three and six months ended June 30, 2025 and 2024.

Note 4:        Loans

Loan balances as of June 30, 2025 and December 31, 2024 are summarized in the table below. Categories of loans include:

(amounts in thousands)	June 30, 2025	December 31, 2024
Commercial loans
Commercial and industrial	$174,475	$120,175
Owner-occupied commercial real estate	50,096	53,591
Investor commercial real estate	513,411	269,431
Construction	332,658	413,523
Single tenant lease financing	970,042	949,748
Public finance	476,339	485,867
Healthcare finance	160,073	181,427
Small business lending[1]	383,455	331,914
Franchise finance	479,757	536,909
Total commercial loans	3,540,306	3,342,585
Consumer loans
Residential mortgage	358,922	375,160
Home equity	16,668	18,274
Other consumer loans	421,581	407,947
Total consumer loans	797,171	801,381
Total commercial and consumer loans	4,337,477	4,143,966
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	25,085	26,680
Total loans	4,362,562	4,170,646
Allowance for credit losses	(46,517)	(44,769)
Net loans	$4,316,045	$4,125,877

1 Balances include $45.1 million and $34.0 million that is guaranteed by the U.S. government as of June 30, 2025 and December 31, 2024, respectively.

2 Includes carrying value adjustment of $21.2 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables present changes in the balance of the ACL during the three and six months ended June 30, 2025 and 2024.

(amounts in thousands)	Three Months Ended June 30, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,360	$545	$—	$2	$1,907
Owner-occupied commercial real estate	470	2	—	—	472
Investor commercial real estate	859	750	—	—	1,609
Construction	2,167	(396)	—	—	1,771
Single tenant lease financing	4,313	133	—	—	4,446
Public finance	529	(7)	—	—	522
Healthcare finance	1,310	(111)	—	—	1,199
Small business lending	17,555	7,978	(11,851)	40	13,722
Franchise finance	11,200	4,102	(2,238)	18	13,082
Residential mortgage	1,890	32	—	1	1,923
Home equity	96	(5)	—	1	92
Other consumer loans	5,489	573	(359)	69	5,772
Total	$47,238	$13,596	$(14,448)	$131	$46,517

(amounts in thousands)	Six Months Ended June 30, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$638	$—	$4	$1,907
Owner-occupied commercial real estate	528	(56)	—	—	472
Investor commercial real estate	1,149	460	—	—	1,609
Construction	1,984	(213)	—	—	1,771
Single tenant lease financing	4,782	(336)	—	—	4,446
Public finance	703	(181)	—	—	522
Healthcare finance	1,412	(213)	—	—	1,199
Small business lending	16,161	12,908	(15,520)	173	13,722
Franchise finance	8,976	12,174	(8,086)	18	13,082
Residential mortgage	2,136	(209)	(11)	7	1,923
Home equity	106	(17)	—	3	92
Other consumer loans	5,567	762	(672)	115	5,772
Total	$44,769	$25,717	$(24,289)	$320	$46,517

(amounts in thousands)	Three Months Ended June 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,800	$(413)	$—	$2	$1,389
Owner-occupied commercial real estate	769	(208)	—	—	561
Investor commercial real estate	798	374	—	—	1,172
Construction	2,942	198	—	—	3,140
Single tenant lease financing	8,471	(20)	(195)	—	8,256
Public finance	1,336	(594)	—	—	742
Healthcare finance	1,917	(108)	—	—	1,809
Small business lending	8,868	3,633	(573)	65	11,993
Franchise finance	6,166	402	(577)	—	5,991
Residential mortgage	1,945	167	—	—	2,112
Home equity	125	(8)	—	1	118
Other consumer loans	5,754	497	(160)	31	6,122
Total	$40,891	$3,920	$(1,505)	$99	$43,405

(amounts in thousands)	Six Months Ended June 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(800)	$—	$4	$1,389
Owner-occupied commercial real estate	825	(264)	—	—	561
Investor commercial real estate	1,311	(139)	—	—	1,172
Construction	2,167	973	—	—	3,140
Single tenant lease financing	8,129	322	(195)	—	8,256
Public finance	1,372	(630)	—	—	742
Healthcare finance	1,976	(167)	—	—	1,809
Small business lending	6,532	6,218	(862)	105	11,993
Franchise finance	6,363	205	(577)	—	5,991
Residential mortgage	2,054	126	(69)	1	2,112
Home equity	171	(56)	—	3	118
Other consumer loans	5,689	714	(335)	54	6,122
Total	$38,774	$6,502	$(2,038)	$167	$43,405

Accrued interest receivable on loans totaled $26.4 million and $28.2 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the provision (benefit) for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2025.

(amounts in thousands)	Balance March 31, 2025	Provision (Benefit) for Credit Losses	Balance June 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$170	$29	$199
Investor commercial real estate	1	32	33
Construction	1,474	283	1,757
Single tenant lease financing	12	(7)	5
Small business lending	274	(273)	1
Total commercial loans	1,931	64	1,995
Consumer loans
Residential mortgage	1	—	1
Home equity	32	(32)	—
Other consumer loans	8	(8)	—
Total consumer loans	41	(40)	1
Total allowance for off-balance sheet commitments	$1,972	$24	$1,996

(amounts in thousands)	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance June 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(34)	$199
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	32	33
Construction	1,568	189	1,757
Single tenant lease financing	19	(14)	5
Small business lending	263	(262)	1
Total commercial loans	2,095	(100)	1,995
Consumer loans
Residential mortgage	1	—	1
Home equity	35	(35)	—
Other consumer loans	9	(9)	—
Total consumer loans	45	(44)	1
Total allowance for off-balance sheet commitments	$2,140	$(144)	$1,996

The following table details activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2024.

(amounts in thousands)	Balance March 31, 2024	(Benefit) Provision for Credit Losses	Balance June 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$193	$(5)	$188
Construction	3,270	150	3,420
Small business lending	159	(28)	131
Total commercial loans	3,622	117	3,739
Consumer loans
Residential mortgage	5	(2)	3
Home equity	35	(2)	33
Other consumer loans	11	—	11
Total consumer loans	51	(4)	47
Total allowance for off-balance sheet commitments	$3,673	$113	$3,786

(amounts in thousands)	Balance December 31, 2023	(Benefit) Provision for Credit Losses	Balance June 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(45)	$188
Owner-occupied commercial real estate	9	(9)	—
Investor commercial real estate	6	(6)	—
Construction	2,889	531	3,420
Small business lending	541	(410)	131
Total commercial loans	3,678	61	3,739
Consumer loans
Residential mortgage	11	(8)	3
Home equity	45	(12)	33
Other consumer loans	11	—	11
Total consumer loans	67	(20)	47
Total allowance for off-balance sheet commitments	$3,745	$41	$3,786

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$51,040	$20,509	$7,614	$12,452	$612	$18,009	$54,526	$—	$164,762
Special Mention	—	190	—	5,016	4,255	—	—	—	9,461
Substandard	—	45	158	—	—	—	49	—	252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	51,040	20,744	7,772	17,468	4,867	18,009	54,575	—	174,475
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	1,412	6,243	1,440	5,269	4,334	19,164	—	—	37,862
Special Mention	—	—	—	563	870	9,146	—	—	10,579
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,412	6,243	1,440	5,832	5,204	29,965	—	—	50,096
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	22,875	68,823	75,858	214,152	92,050	35,922	—	—	509,680
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	22,875	68,823	75,858	214,152	92,050	39,653	—	—	513,411
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	19,754	83,152	198,884	25,639	2,371	1,300	1,558	—	332,658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	19,754	83,152	198,884	25,639	2,371	1,300	1,558	—	332,658
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	61,799	83,816	46,374	195,810	85,542	460,857	—	—	934,198
Special Mention	—	640	—	20,372	4,240	8,927	—	—	34,179
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	61,799	84,456	46,374	216,182	89,782	471,449	—	—	970,042
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	15,674	52,333	—	5,600	11,015	390,647	—	—	475,269
Special Mention	—	—	—	—	—	1,070	—	—	1,070
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	15,674	52,333	—	5,600	11,015	391,717	—	—	476,339
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	June 30, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,807	149,912	—	—	157,719
Special Mention	—	—	—	—	—	2,354	—	—	2,354
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,807	152,266	—	—	160,073
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	67,898	132,673	84,394	28,023	9,713	15,438	22,434	—	360,573
Special Mention	—	2,670	4,365	473	86	1,514	793	—	9,901
Substandard	—	4,254	4,647	405	91	1,403	2,181	—	12,981
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	67,898	139,597	93,406	28,901	9,890	18,355	25,408	—	383,455
Year-to-date gross charge-offs	—	4,747	8,550	1,385	246	592	—	—	15,520
Franchise finance
Pass	764	62,604	199,437	144,161	32,300	—	—	—	439,266
Special Mention	—	655	1,818	9,163	4,998	—	—	—	16,634
Substandard	—	—	6,376	9,729	7,427	—	—	—	23,532
Doubtful	—	—	325	—	—	—	—	—	325
Total franchise finance	764	63,259	207,956	163,053	44,725	—	—	—	479,757
Year-to-date gross charge-offs	—	370	3,656	3,564	496	—	—	—	8,086
Consumer loans
Residential mortgage
Performing	326	6,379	12,451	174,985	83,115	77,739	—	—	354,995
Nonperforming	—	—	—	1,638	600	1,689	—	—	3,927
Total residential mortgage	326	6,379	12,451	176,623	83,715	79,428	—	—	358,922
Year-to-date gross charge-offs	—	—	—	11	—	—	—	—	11
Home equity
Performing	—	—	826	1,292	300	832	12,539	879	16,668
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	826	1,292	300	832	12,539	879	16,668
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	56,111	94,740	86,508	80,587	29,542	73,168	802	—	421,458
Nonperforming	—	—	65	12	27	19	—	—	123
Total other consumer loans	56,111	94,740	86,573	80,599	29,569	73,187	802	—	421,581
Year-to-date gross charge-offs	4	76	244	85	18	245	—	—	672
Total Loans	$297,653	$619,726	$731,540	$935,341	$381,295	$1,276,161	$94,882	$879	$4,337,477
Total year-to-date gross charge-offs	$4	$5,193	$12,450	$5,045	$760	$837	$—	$—	$24,289

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$23,539	$8,501	$13,853	$5,418	$2,362	$17,829	$44,000	$—	$115,502
Special Mention	47	164	4,462	—	—	—	—	—	4,673
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	23,586	8,665	18,315	5,418	2,362	17,829	44,000	—	120,175
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	7,410	1,458	5,366	6,438	5,716	14,793	—	—	41,181
Special Mention	—	—	570	888	8,144	1,153	—	—	10,755
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	7,410	1,458	5,936	7,326	13,860	17,601	—	—	53,591
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	71,430	3,849	88,290	65,050	9,607	27,474	—	—	265,700
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	71,430	3,849	88,290	65,050	9,607	31,205	—	—	269,431
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	79,872	46,674	211,005	88,192	63,506	437,564	—	—	926,813
Special Mention	644	—	9,696	3,460	—	9,135	—	—	22,935
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	80,516	46,674	220,701	91,652	63,506	446,699	—	—	949,748
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	55,306	1,290	7,790	12,050	463	407,008	—	—	483,907
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	55,306	1,290	7,790	12,050	463	408,968	—	—	485,867
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	8,969	104,427	67,413	—	—	180,809
Special Mention	—	—	—	—	—	618	—	—	618
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	8,969	104,427	68,031	—	—	181,427
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	138,044	94,556	30,486	11,715	9,687	9,896	17,197	—	311,581
Special Mention	1,022	4,691	927	—	354	1,213	697	—	8,904
Substandard	2,940	3,909	1,457	258	970	1,001	894	—	11,429
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	142,006	103,156	32,870	11,973	11,011	12,110	18,788	—	331,914
Year-to-date gross charge-offs	1,093	4,600	3,038	567	619	524	—	—	10,441
Franchise finance
Pass	67,065	230,425	172,830	42,869	—	—	—	—	513,189
Special Mention	—	1,978	5,084	6,275	—	—	—	—	13,337
Substandard	—	3,543	6,367	473	—	—	—	—	10,383
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	67,065	235,946	184,281	49,617	—	—	—	—	536,909
Year-to-date gross charge-offs	—	1,171	—	295	—	—	—	—	1,466
Consumer loans
Residential mortgage
Performing	3,577	13,533	183,484	86,213	28,655	55,615	—	—	371,077
Nonperforming	—	—	1,671	609	69	1,734	—	—	4,083
Total residential mortgage	3,577	13,533	185,155	86,822	28,724	57,349	—	—	375,160
Year-to-date gross charge-offs	—	—	101	58	—	—	—	—	159
Home equity
Performing	—	992	1,450	356	414	530	13,621	911	18,274
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	992	1,450	356	414	530	13,621	911	18,274
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	101,965	97,832	88,872	33,177	20,918	64,251	870	—	407,885
Nonperforming	—	—	38	11	1	12	—	—	62
Total other consumer loans	101,965	97,832	88,910	33,188	20,919	64,263	870	—	407,947
Year-to-date gross charge-offs	157	242	300	127	1	182	—	—	1,009
Total Loans	$588,038	$700,374	$973,997	$420,019	$256,915	$1,124,585	$79,127	$911	$4,143,966
Total year-to-date gross charge-offs	$1,250	$6,013	$3,439	$1,047	$620	$901	$—	$—	$13,270

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$49	$—	$16	$65	$174,410	$174,475
Owner-occupied commercial real estate	1,460	—	—	1,460	48,636	50,096
Investor commercial real estate	—	—	—	—	513,411	513,411
Construction	—	—	—	—	332,658	332,658
Single tenant lease financing	—	—	—	—	970,042	970,042
Public finance	—	—	—	—	476,339	476,339
Healthcare finance	—	—	—	—	160,073	160,073
Small business lending	5,309	789	9,335	15,433	368,022	383,455
Franchise finance	3,867	11,865	22,468	38,200	441,557	479,757
Residential mortgage	2,178	619	2,290	5,087	353,835	358,922
Home equity	37	—	—	37	16,631	16,668
Other consumer loans	153	57	99	309	421,272	421,581
Total	$13,053	$13,330	$34,208	$60,591	$4,276,886	$4,337,477

	December 31, 2024
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$120,175	$120,175
Owner-occupied commercial real estate	—	—	—	—	53,591	53,591
Investor commercial real estate	—	—	—	—	269,431	269,431
Construction	—	—	—	—	413,523	413,523
Single tenant lease financing	—	—	—	—	949,748	949,748
Public finance	—	—	—	—	485,867	485,867
Healthcare finance	—	—	—	—	181,427	181,427
Small business lending	11,817	1,310	5,587	18,714	313,200	331,914
Franchise finance	9,431	3,279	9,849	22,559	514,350	536,909
Residential mortgage	648	1,711	3,815	6,174	368,986	375,160
Home equity	—	—	—	—	18,274	18,274
Other consumer loans	194	196	27	417	407,530	407,947
Total	$22,090	$6,496	$19,278	$47,864	$4,096,102	$4,143,966

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	June 30, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$—	$—	$16	$—	$—	$—
Public finance	1,665	—	—	—	—	—
Small business lending	11,582	10,658	2,370	11,429	4,778	1,320
Franchise finance	23,857	1,781	—	10,382	—	—
Residential mortgage	3,927	3,927	—	4,083	4,083	1,142
Other consumer loans	124	124	—	61	61	4
Total loans	$41,155	$16,490	$2,386	$25,955	$8,922	$2,466

Interest income recognized on nonaccrual loans was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and less than $0.1 million for the three and six months ended June 30, 2024, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	247	—	7,575	7,822	489
Residential mortgage	—	3,927	—	3,927	—
Other consumer loans	—	65	27	92	—
Total loans	$1,901	$3,992	$7,602	$13,495	$489
1 Balance includes $5.4 million of loans guaranteed by the U.S. government.

	December 31, 2024
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	723	—	8,571	9,294	4,167
Franchise finance	—	—	3,468	3,468	679
Residential mortgage	—	4,083	—	4,083	—
Other consumer loans	—	—	22	22	—
Total loans	$2,377	$4,083	$12,061	$18,521	$4,846
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

The Company had six loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025. The Company had eight loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025. The Company did not have any loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.

The following table presents loans that were both experiencing financial difficulty and modified during the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$393	$393	0.3%
Single tenant lease financing	3,007	3,007	0.3%
Small business lending	3,084	3,084	0.6%
Total	$6,484	$6,484

The following table presents loans that were both experiencing financial difficulty and modified during the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$393	$393	0.3%
Single tenant lease financing	3,007	3,007	0.3%
Healthcare finance	2,634	2,634	1.7%
Small business lending	3,084	3,084	0.6%
Total	$9,118	$9,118

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended June 30, 2025.

	Twelve Months Ended June 30, 2025
(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$393	$—	$—
Investor commercial real estate	3,731	—	—
Single tenant lease financing	3,007	—	—
Healthcare finance	1,174	1,460	—
Small business lending	3,084	—	—
Franchise finance	—	1,156	4,020
Total	$11,389	$2,616	$4,020

There were two modified loans totaling $4.0 million with payment defaults during three and six months ended June 30, 2025. The payment defaults did not have a material impact on the allowance for credit losses on loans. There were no modified loans with payment defaults during the three and six months ended June 30, 2024.

Other Real Estate Owned

The Company had $1.7 million in other real estate owned (“OREO”) as of June 30, 2025, which consisted of two small business lending properties and one residential mortgage property. The Company had $0.3 million in OREO as of December 31, 2024, which consisted of one residential mortgage property. There were seven loans totaling $2.3 million and nine loans totaling $2.1 million, in the process of foreclosure at June 30, 2025 and December 31, 2024, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2025 and December 31, 2024.

(amounts in thousands)	June 30, 2025	December 31, 2024
Land	$5,598	$5,598
Construction in process	127	20
Right of use leased asset	138	188
Building and improvements	63,367	63,069
Furniture and equipment	22,477	22,047
Less: accumulated depreciation	(21,777)	(19,469)
Total	$69,930	$71,453

Note 6:        Goodwill

As of June 30, 2025 and December 31, 2024, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended June 30, 2025 or June 30, 2024. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative test performed as of August 31, 2024. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. However, there is a risk for impairment in the event of declines in general economic, market or business conditions and the resultant effect on forecasted growth rates, or any significant unfavorable change in the Company’s forecasted operations resulting from elevated levels of net charge-offs in the franchise finance and small business lending portfolios. If current and long-term projections decrease materially, the Company may be required to recognize impairment charges, which could be material to the results of operations.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 30, 2025 and 2024 are shown in the table below.

	Three Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024
Balance, beginning of period	$17,445	$11,760
Additions:
Originated	444	2,078
Subtractions:
Paydowns	(847)	(797)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(306)	(32)
Loan servicing asset revaluation	$(1,153)	$(829)
Balance, end of period	$16,736	$13,009

	Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024
Balance, beginning of period	$16,389	$10,567
Additions:
Originated	2,681	3,705
Subtractions:
Paydowns	(1,811)	(1,408)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(523)	145
Loan servicing asset revaluation	$(2,334)	$(1,263)
Balance, end of period	$16,736	$13,009

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2025 and December 31, 2024 are shown in the table below.

(amounts in thousands)	June 30, 2025	December 31, 2024
Loan portfolios serviced for:
SBA guaranteed loans	$932,168	$862,089
Total	$932,168	$862,089

Loan servicing revenue totaled $2.0 million and $4.0 million for the three and six months ended June 30, 2025, respectively, and $1.5 million and $2.8 million for the three and six months ended June 30, 2024, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.2 million and $2.3 million downward valuation for the three and six months ended June 30, 2025 and a $0.8 million and $1.3 million downward valuation for both the three and six months ended June 30, 2024, respectively.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(625)	$37,000	$(703)
2030 Note	10,000	(125)	10,000	(137)
2031 Notes	60,000	(943)	60,000	(1,010)
Total	$107,000	$(1,693)	$107,000	$(1,850)

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

Award Activity Under 2022 Plan

The Company recorded $0.5 million of share-based compensation expense for both the three and six months ended June 30, 2025, related to stock-based awards under the 2022 Plan. The Company recorded $0.4 million and $0.7 million of share-based compensation expense for the three and six months ended June 30, 2024, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the six months ended June 30, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	130,748	$24.35	12,040	$31.46	—	$—
Granted	54,948	34.72	16,009	24.72	—	—
Vested	(28,192)	24.32	(12,040)	31.46	—	—
Unvested at June 30, 2025	157,504	$27.97	16,009	$24.72	—	$—

At June 30, 2025, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $3.2 million with a weighted-average expense recognition period of 1.9 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded no share-based compensation expense for the three months ended June 30, 2025, and less than $0.1 million of share-based compensation expense for the six months ended June 30, 2025, related to stock-based awards under the 2013 Plan. The Company recorded $0.1 million and $0.2 million of share-based compensation expense for the three and six months ended June 30, 2024, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the six months ended June 30, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	22,997	$46.71	—	$—	—	$—
Cancelled/Forfeited	(15,126)	46.71	—	—	—	—
Vested	(7,871)	46.71	—	—	—	—
Unvested at June 30, 2025	—	$—	—	$—	—	$—

At June 30, 2025, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2025.

Deferred Stock Rights
Outstanding, beginning of period	28,821
Granted	96
Outstanding, end of period	28,917

All deferred stock rights granted during the 2025 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2025 and December 31, 2024, the Company had outstanding loan commitments totaling approximately $584.5 million and $667.7 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of June 30, 2025 and December 31, 2024.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2025 or December 31, 2024.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

		June 30, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$72,700	$—	$72,700	$—
Municipal securities	61,423	—	61,423	—
Agency mortgage-backed securities - residential	358,071	—	358,071	—
Agency mortgage-backed securities - commercial	61,474	—	61,474	—
Private label mortgage-backed securities - residential	39,423	—	39,423	—
Asset-backed securities	19,488	—	19,488	—
Corporate securities	32,078	—	32,078	—
Total available-for-sale securities	$644,657	$—	$644,657	$—
Servicing asset	16,736	—	—	16,736
Interest rate swap agreements - assets (back-to-back)	273	—	273	—
Interest rate swap agreements - liabilities (back-to-back)	(273)	—	(273)	—

		December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$82,816	$—	$82,816	$—
Municipal securities	63,654	—	63,654	—
Agency mortgage-backed securities - residential	269,641	—	269,641	—
Agency mortgage-backed securities - commercial	63,331	—	63,331	—
Private label mortgage-backed securities - residential	45,821	—	45,821	—
Asset-backed securities	23,821	—	23,821	—
Corporate securities	38,271	—	38,271	—
Total available-for-sale securities	$587,355	$—	$587,355	$—
Servicing asset	16,389	—	—	16,389
Interest rate swap agreements - assets (back-to-back)	200	—	200	—
Interest rate swap agreements - liabilities (back-to-back)	(200)	—	(200)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2025 and 2024.

Three Months Ended
(amounts in thousands)	Servicing Asset
Balance as of April 1, 2025	$17,445
Total realized gains
Additions:
Originated	444
Subtractions:
Paydowns	(847)
Change in fair value	(306)
Balance, June 30, 2025	$16,736

Balance as of April 1, 2024	$11,760
Total realized gains
Additions:
Originated	2,078
Subtractions:
Paydowns	(797)
Change in fair value	(32)
Balance, June 30, 2024	$13,009

Six Months Ended
(amounts in thousands)	Servicing Asset
Balance, January 1, 2025	$16,389
Total realized gains
Additions:
Originated	2,681
Subtractions:
Paydowns	(1,811)
Change in fair value	(523)
Balance, June 30, 2025	$16,736

Balance, January 1, 2024	$10,567
Total realized gains
Additions:
Originated	3,705
Subtractions:
Paydowns	(1,408)
Change in fair value	145
Balance, June 30, 2024	$13,009

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2025 and December 31, 2024.

		June 30, 2025
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$318	$—	$—	$318

		December 31, 2024
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,296	$—	$—	$4,296
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$318	Fair value of collateral	Discount for type of property and current market conditions	0%- 40%	31.6%
Servicing asset	16,736	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	12.1% 14%

(dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$4,296	Fair value of collateral	Discount for type of property and current market conditions	0% - 75%	24.2%
Servicing asset	16,389	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.7% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2025 or December 31, 2024.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2025 and December 31, 2024.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	June 30, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$446,361	$446,361	$446,361	$—	$—
Securities held-to-maturity, net	271,737	254,667	—	254,667	—
Loans held-for-sale	126,533	136,645	—	136,645	—
Net loans	4,316,045	4,172,679	—	—	4,172,679
Accrued interest receivable	31,227	31,227	31,227	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	5,298,789	5,310,415	2,835,151	—	2,475,264
Advances from Federal Home Loan Bank	264,500	266,302	—	266,302	—
Subordinated debt	105,307	104,244	37,059	67,185	—
Accrued interest payable	1,614	1,614	1,614	—	—

	December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$466,410	$466,410	$466,410	$—	$—
Securities held-to-maturity, net	249,796	228,851	—	228,851	—
Loans held-for-sale	54,695	58,510	—	58,510	—
Net loans	4,125,877	3,935,009	—	—	3,935,009
Accrued interest receivable	28,180	28,180	28,180	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,933,206	4,943,961	2,236,724	—	2,707,237
Advances from Federal Home Loan Bank	295,000	291,208	—	291,208	—
Subordinated debt	105,150	103,062	37,059	66,003	—
Accrued interest payable	2,495	2,495	2,495	—	—

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

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and six months ended June 30, 2025 and 2024, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 9.2 years as of June 30, 2025. The Company had amortization expense totaling $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2024, respectively, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$39,648	$273	$27,214	$200
Total contracts	$39,648	$273	$27,214	$200
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$39,648	$(273)	$27,214	$(200)
Total contracts	$39,648	$(273)	$27,214	$(200)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company pledged cash collateral of $0.3 million to counterparties as security for its obligations related to these agreements. The Company had no pledged cash collateral as of December 31, 2024 to counterparties as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and six months ended June 30, 2025 and 2024.

	Amount of Loss Recognized in Other Comprehensive Income for the Three Months Ended		Amount of Gain Recognized in Other Comprehensive Income for the Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate swap agreements	$—	$(262)	$—	$640

The Company had no changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024.

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and six months ended June 30, 2025 and 2024.

(amounts in thousands)	Three Months Ended		Six Months Ended
Line Item in the Condensed Consolidated Statements of Income	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest income
Securities - non-taxable	$—	$415	$—	$829
Total interest income	—	415	—	829
Interest expense
Deposits	—	(169)	—	(424)
Other borrowed funds	—	(760)	—	(1,522)
Total interest expense	—	(929)	—	(1,946)
Net interest income	$—	$1,344	$—	$2,775

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the six months ended June 30, 2025 and 2024, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2025	$(30,413)	$(2,240)	$—	$(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	7,660	—	—	7,660
Reclassifications from accumulated other comprehensive income to earnings before tax	—	252	—	252
Other comprehensive gain before tax	7,660	252	—	7,912
Income tax provision	1,761	65	—	1,826
Other comprehensive income - net of tax	5,899	187	—	6,086
Balance, June 30, 2025	$(24,514)	$(2,053)	$—	$(26,567)

Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive (loss) income before reclassifications from accumulated other comprehensive loss before tax	(2,625)	—	640	(1,985)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	422	—	422
Other comprehensive (loss) gain before tax	(2,625)	422	640	(1,563)
Income tax (benefit) provision	(601)	103	147	(351)
Other comprehensive (loss) income - net of tax	(2,024)	319	493	(1,212)
Balance, June 30, 2024	$(32,198)	$(2,620)	$4,231	$(30,587)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended June 30, 2025 and 2024, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, April 1, 2025	$(27,006)	$(2,151)	$—	$(29,157)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	3,236	—	—	3,236
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	132		132
Other comprehensive gain before tax	3,236	132	—	3,368
Income tax provision	744	34	—	778
Other comprehensive income - net of tax	2,492	98	—	2,590
Balance, June 30, 2025	$(24,514)	$(2,053)	$—	$(26,567)

Balance, April 1, 2024	$(31,773)	$(2,762)	$4,433	(30,102)
Other comprehensive (loss) before reclassifications from accumulated other comprehensive loss before tax	(551)	—	(262)	(813)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	188	—	188
Other comprehensive (loss) gain before tax	(551)	188	(262)	(625)
Income tax (benefit) provision	(126)	46	(60)	(140)
Other comprehensive (loss) income - net of tax	(425)	142	(202)	(485)
Balance, June 30, 2024	$(32,198)	$(2,620)	$4,231	$(30,587)

	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended		Amounts Reclassified from Accumulated Other Comprehensive Loss for the Six Months Ended		Affected Line Item in the Statements of Operations
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Details About Accumulated Other Comprehensive Loss Components
Reclassifications from accumulated other comprehensive income to earnings before tax	$(132)	(188)	$(252)	$(422)	Interest income
Total amount reclassified before tax	(132)	(188)	(252)	(422)	(Loss) income before income taxes
Tax benefit	(34)	(46)	(65)	(103)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(98)	$(142)	$(187)	$(319)	Net income

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are one of the fastest-growing lenders in the Small Business Administration (“SBA”) 7(a) program, closing $282.8 million in SBA 7(a) loans during the six months ended June 30, 2025, and currently rank as the 7th largest SBA 7(a) lender for the SBA’s year-to-date 2025 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of June 30, 2025, the Company had consolidated assets of $6.1 billion, consolidated deposits of $5.3 billion and stockholders’ equity of $390.2 million.

Results of Operations

During the second quarter 2025, net income was $0.2 million, or $0.02 diluted earnings per share, compared to net income of $5.8 million, or $0.67 diluted earnings per share, during the second quarter 2024, representing a decrease in net income of $5.6 million, or 96.7%, and a decrease in diluted earnings per share of $0.65, or 97.0%. During the six months ended June 30, 2025, net income was $1.1 million, or $0.13 diluted earnings per share, compared to the six months ended June 30, 2024 net income of $11.0 million, or $1.25 per diluted share, resulting in a decrease in net income of $9.8 million, or 89.6%, and a decrease in diluted earnings per share of $1.12, or 89.6%.

The $5.6 million decrease in net income for the second quarter 2025 compared to the second quarter 2024 was due primarily to an increase of $9.6 million, or 237.6%, in the provision for credit losses and a decrease of $5.5 million, or 49.6%, in noninterest income, partially offset by increases of $6.7 million, or 31.2%, in net interest income as well as a $2.3 million income tax benefit and a decrease of $0.5 million, or 2.4%, in noninterest expense.

The $9.8 million decrease in net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to increases of $19.1 million, or 294.2%, in the provision for credit loss and $2.0 million, or 4.6%, in noninterest expense and a decrease of $3.4 million, or 17.5%, in noninterest income, partially offset by an increase of $11.0 million, or 26.2%, in net interest income and a $3.6 million in income tax benefit.

During the second quarter 2025, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.01%, 0.20%, and 0.20%, respectively, compared to 0.44%, 6.28%, and 6.36%, respectively, for the second quarter 2024. During the six months ended June 30, 2025, ROAA, ROAE and ROATCE were 0.04%, 0.58%, and 0.59%, respectively, compared to 0.42%, 5.96%, and 6.04%, respectively, for the six months ended June 30, 2024.

During the second quarter 2025, pre-tax, pre-provision income (“PTPP”) was $11.7 million, an increase of 17.2% from PTPP of $10.0 million for the second quarter 2024. The $1.7 million increase was due to an increase of $6.7 million, or 31.2%, in net interest income and a decrease of $0.5 million, or 2.4%, in noninterest expense, partially offset by a decrease of $5.5 million, or 49.6%, in noninterest income.

During the six months ended June 30, 2025, PTPP income was $23.7 million, an increase of 31.1% from PTPP of $18.1 million for the six months ended June 30, 2024. The $5.6 million increase was due to an increase of $11.0 million, or 26.2%, in net interest income, partially offset by a decrease of $3.4 million, or 17.5%, in noninterest income and an increase of $2.0 million, or 4.6%, in noninterest expense.

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

	Three Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,407,196	$66,685	6.07%	$3,936,723	$57,094	5.83%
Securities - taxable	856,070	9,062	4.25%	670,502	6,476	3.88%
Securities - non-taxable	78,924	654	3.32%	74,035	970	5.27%
Other earning assets	396,829	4,485	4.53%	469,045	6,421	5.51%
Total interest-earning assets	5,739,019	80,886	5.65%	5,150,305	70,961	5.54%

Allowance for credit losses - loans	(49,073)			(41,362)
Noninterest-earning assets	234,198			223,833
Total assets	$5,924,144			$5,332,776

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,226,439	$9,767	3.19%	$474,124	$2,567	2.18%
Savings accounts	21,760	46	0.85%	22,987	48	0.84%
Money market accounts	1,187,782	11,087	3.74%	1,243,011	13,075	4.23%
Fintech - brokered deposits	—	—	—%	119,662	1,299	4.37%
Certificates and brokered deposits	2,356,958	25,894	4.41%	2,313,192	27,506	4.78%
Total interest-bearing deposits	4,792,939	46,794	3.92%	4,172,976	44,495	4.29%
Other borrowed funds	567,575	6,102	4.31%	652,176	5,139	3.17%
Total interest-bearing liabilities	5,360,514	52,896	3.96%	4,825,152	49,634	4.14%
Noninterest-bearing deposits	153,016			116,939
Other noninterest-bearing liabilities	18,744			20,860
Total liabilities	5,532,274			4,962,951

Shareholders’ equity	391,870			369,825
Total liabilities and shareholders’ equity	$5,924,144			$5,332,776

Net interest income		$27,990			$21,327

Interest rate spread [1]			1.69%			1.40%
Net interest margin [2]			1.96%			1.67%
Net interest margin - FTE [3]			2.04%			1.76%

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

	Six Months Ended
	June 30, 2025			June 30, 2024
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,325,518	$129,347	6.03%	$3,914,656	$112,529	5.78%
Securities - taxable	838,222	17,525	4.22%	648,860	12,170	3.77%
Securities - non-taxable	80,325	1,315	3.30%	75,163	1,939	5.19%
Other earning assets	420,921	9,528	4.56%	451,582	12,488	5.56%
Total interest-earning assets	5,664,986	157,715	5.61%	5,090,261	139,126	5.50%

Allowance for credit losses - loans	(47,378)			(39,986)
Noninterest-earning assets	230,079			220,081
Total assets	$5,847,687			$5,270,356

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,092,127	$16,742	3.09%	$444,615	$4,658	2.11%
Savings accounts	21,167	88	0.84%	22,754	96	0.85%
Money market accounts	1,204,695	22,449	3.76%	1,230,488	25,746	4.21%
Fintech - brokered deposits	—	—	—%	102,514	2,230	4.37%
Certificates and brokered deposits	2,486,407	55,141	4.47%	2,279,621	53,894	4.75%
Total interest-bearing deposits	4,804,396	94,420	3.96%	4,079,992	86,624	4.27%
Other borrowed funds	484,897	10,209	4.25%	684,456	10,441	3.07%
Total interest-bearing liabilities	5,289,293	104,629	3.99%	4,764,448	97,065	4.10%
Noninterest-bearing deposits	144,494			115,140
Other noninterest-bearing liabilities	21,948			21,170
Total liabilities	5,455,735			4,900,758

Shareholders’ equity	391,952			369,598
Total liabilities and shareholders’ equity	$5,847,687			$5,270,356

Net interest income		$53,086			$42,061

Interest rate spread [1]			1.62%			1.40%
Net interest margin [2]			1.89%			1.67%
Net interest margin - FTE [3]			1.97%			1.76%
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

	Three Months Ended June 30, 2025 vs. June 30, 2024 Due to Changes in			Six Months Ended June 30, 2025 vs. June 30, 2024 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$7,134	$2,457	$9,591	$11,910	$4,908	$16,818
Securities – taxable	1,923	663	2,586	3,801	1,554	5,355
Securities – non-taxable	390	(706)	(316)	352	(976)	(624)
Other earning assets	(898)	(1,038)	(1,936)	(811)	(2,149)	(2,960)
Total	8,549	1,376	9,925	15,252	3,337	18,589

Interest expense
Interest-bearing deposits	20,992	(18,693)	2,299	23,488	(15,692)	7,796
Other borrowed funds	(3,687)	4,650	963	(7,068)	6,836	(232)
Total	17,305	(14,043)	3,262	16,420	(8,856)	7,564

(Decrease) increase in net interest income	$(8,756)	$15,419	$6,663	$(1,168)	$12,193	$11,025

Net interest income for the second quarter 2025 was $28.0 million, an increase of $6.7 million, or 31.2%, compared to $21.3 million for the second quarter 2024. The increase in net interest income was the result of a $9.9 million, or 14.0%, increase in total interest income to $80.9 million for the second quarter 2025 from $71.0 million for the second quarter 2024, partially offset by a $3.3 million, or 6.6%, increase in total interest expense to $52.9 million for the second quarter 2025 from $49.6 million for the second quarter 2024.

Net interest income for the six months ended June 30, 2025 was $53.1 million, an increase of $11.0 million, or 26.2%, compared to $42.1 million for the six months ended June 30, 2024. The increase in net interest income was the result of an $18.6 million, or 13.4%, increase in total interest income to $157.7 million for the six months ended June 30, 2025 from $139.1 million for the six months ended June 30, 2024. The increase in total interest income was partially offset by a $7.6 million, or 7.8%, increase in total interest expense to $104.6 million for the six months ended June 30, 2025 from $97.1 million for the six months ended June 30, 2024.

The increase in total interest income for the second quarter 2025 compared to second quarter 2024 was due primarily to an increase in interest earned on loans, resulting from an increase of 24 bps in the yield earned on loans, including loans held-for-sale, as well as an increase of $470.5 million, or 12.0%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $190.5 million, or 25.6%, and the yield earned on the securities portfolio increased 15 bps for the second quarter 2025 compared to the second quarter 2024. The yield on funded portfolio loan originations was 7.55% for the second quarter 2025, a decrease of 133 bps compared to the second quarter 2024, reflective of 100 bps of Fed rate cuts in the second half of 2024. However, new origination yields remained well above the overall loan portfolio yield, helping to drive both total interest income and the loan portfolio yield higher.

The increase in total interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to an increase in interest earned on loans, resulting from an increase of 25 bps in the yield on loans, including loans held-for-sale, as well as an increase of $410.9 million, or 10.5%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $194.5 million, or 26.9%, and the yield earned on the securities portfolio increased 22 bps for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in total interest income was partially offset as the yield on other earning assets decreased 100 bps and the average balance of other earning assets decreased $30.7 million, or 6.8%. The increase in the yield earned on loans and securities was due to the impact of the continued elevated interest rate environment on both existing and newly-originated interest-earning assets. The yield on funded portfolio loan originations was 7.57% for the six months ended June 30, 2025, a decrease of 119 bps compared to the six months ended June 30, 2024.

The increase in total interest expense for the second quarter 2025 compared to the second quarter 2024 was due primarily to increases of $7.2 million, or 280.5%, in interest expense associated with interest-bearing demand deposits and $1.0 million, or 18.7%, in interest expense associated with other borrowed funds, partially offset by decreases of $2.0 million, or 15.2%, in interest expense associated with money market accounts and $1.6 million, or 5.9%, in interest expense associated with certificates and brokered deposits. When combined with deposits formerly classified as fintech – brokered deposits, the increase in interest expense related to interest-bearing demand deposits was driven by an increase in the average balance of $632.7 million, or 106.5%, compared to the second quarter of 2024 due to continued growth in fintech deposits, while the cost of funds increased 57 bps due to the change in deposit mix. The decrease in interest expense related to money market accounts was driven by a decrease in the average deposit balance of $55.2 million, or 4.4%, as well as a 49 bp decrease in the cost of these deposits. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 37 bps in the cost of these deposits, partially offset by an increase in the average deposit balance of $43.8 million. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost brokered deposits, which is expected to positively impact deposit costs in future periods. The increase in interest expense related to other borrowed funds was driven by an increase of 114 bps in the cost of funds, partially offset by a decrease in the average balance of $84.6 million, or 13.0%.

The increase in total interest expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due primarily to increases of $12.1 million, or 259.4%, in interest expense associated with interest-bearing demand deposits and $1.2 million, or 2.3%, in interest expense associated with certificates and brokered deposits, partially offset by decreases of $3.3 million, or 12.8%, in interest expense associated with money market deposits and $0.2 million, or 2.2%, in interest expense associated with other borrowed funds. When combined with deposits formerly classified as fintech - brokered deposits, the increase in interest expense related to interest-bearing demand deposits was due primarily to a 56 bp increase in the cost of these deposits, as well as an increase of $545.0 million, or 99.6%, in the average balance of these deposits. The increase in interest expense related to certificates and brokered deposits was driven by an increase of $206.8 million, or 9.1%, in the average balance of these deposits, partially offset by a decrease of 28 bps in the cost of these deposits. The increase in the average balance of these deposits was driven by strong consumer and small business demand for certificates of deposits, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost brokered deposits. The decrease in interest expense related to money market accounts was driven primarily by a decrease of $25.8 million, or 2.1%, in the average balance of these deposits as well as a decrease of 45 bps in the cost of these deposits. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $199.6 million, or 29.2%, partially offset by a 118 bp increase in the cost of these funds.

Overall, the cost of total interest-bearing liabilities for the second quarter 2025 decreased 18 bps to 3.96% from 4.14% for the second quarter 2024. The cost of total interest-bearing liabilities for the six months ended June 30, 2025 decreased 11 bps to 3.99% from 4.10% for the six months ended June 30, 2024.

Net interest margin (“NIM”) was 1.96% for the second quarter 2025 compared to 1.67% for the second quarter 2024, an increase of 29 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.04% for the second quarter 2025 compared to 1.76% for the second quarter 2024, an increase of 28 bps. NIM was 1.89% for the six months ended June 30, 2025 compared to
1.67% for the six months ended June 30, 2024, an increase of 22 bps. FTE NIM was 1.97% for the six months ended June 30, 2025 compared to 1.76% for the six months ended June 30, 2024, an increase of 21 bps.

The increase in the second quarter and six months ended June 30, 2025 NIM and FTE NIM compared to the second quarter and six months ended June 30, 2024 reflects the combination of deploying cash balances into higher yielding loans and securities and continued improvement in the cost of funds related to deposits.

Noninterest Income

The following table shows noninterest income for each of the periods presented.

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service charges and fees	$278	$246	$543	$466
Loan servicing revenue	1,979	1,470	3,962	2,793
Loan servicing asset revaluation	(1,153)	(829)	(2,334)	(1,263)
Gain on sale of loans	1,673	8,292	10,320	14,828
Other	2,780	1,854	3,493	2,556
Total noninterest income	$5,557	$11,033	$15,984	$19,380

During the second quarter 2025, noninterest income was $5.6 million, representing a decrease of $5.4 million, or 49.6%, compared to $11.0 million for the second quarter 2024. The decrease in noninterest income was due primarily to a decrease in gain on sale of loans, partially offset by increases in other revenue and net loan servicing revenue. The decrease of $6.6 million, or 79.8%, in gain on sale of loans was due to a decrease in the volume of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loans sales, as the Company implemented a process change to hold SBA loans for a longer period of time before selling them in the secondary market. The increase of $0.9 million, or 49.9%, in other noninterest income was due primarily to a planned distribution from a fund investment. The increase of $0.2 million, or 28.9%, in net loan servicing was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset.

During the six months ended June 30, 2025, noninterest income was $16.0 million, a decrease of $3.4 million, or 17.5%, compared to $19.4 million for the six months ended June 30, 2024. The decrease in noninterest income was due primarily to a decrease in gain on sale of loans, partially offset by increases in other income and net loan servicing revenue. The decrease of $4.5 million, or 30.4%, in gain on sale of loans was due to a decrease in the volume of SBA 7(a) guaranteed loans sales, as the Company implemented a process change to hold SBA for a longer period of time before selling them in the secondary market. The increase of $0.9 million, or 36.7%, in other noninterest income was due primarily to a planned distribution from a fund investment. The increase of $0.1 million, or 6.4%, in net loan servicing was due to growth in the balance of the Company’s SBA 7(a) servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended			Six Months Ended
(amounts in thousands)	June 30, 2025	June 30, 2024		June 30, 2025	June 30, 2024
Salaries and employee benefits	$10,867	$12,462		$23,974	$24,258
Marketing, advertising and promotion	702	609		1,349	1,345
Consulting and professional services	936	1,022		2,164	1,875
Data processing	656	606		1,291	1,170
Loan expenses	1,520	1,597		3,051	3,042
Premises and equipment	3,281	3,154		6,396	5,980
Deposit insurance premium	1,564	1,172		2,962	2,317
Other	2,274	1,714		4,170	3,372
Total noninterest expense	$21,800	$22,336	22336000	$45,357	$43,359

Noninterest expense for the second quarter 2025 was $21.8 million, representing a decrease of $0.5 million, or 2.4%, compared to $22.3 million for the second quarter 2024. The decrease in noninterest expense was due primarily to decreases in salaries and employee benefits, partially offset by increases in other expenses, deposit insurance premium and premises and equipment. The decrease of $1.6 million, or 12.8%, in salaries and employee benefits was driven primarily by a reduction in incentive compensation. The increase of $0.6 million, or 32.7%, in other expense was due primarily to higher fintech volume activity. The increase of $0.4 million, or 33.4%, in deposit insurance premium was due to year-over-year asset growth and changes in the composition of the loan portfolio. The increase of $0.1 million, or 4.0%, in premises and equipment was due primarily to software maintenance expense.

Noninterest expense for the six months ended June 30, 2025 was $45.4 million, an increase of $2.0 million, or 4.6%, compared to $43.4 million for the six months ended June 30, 2024. The increase was due primarily to increases in other expense, deposit insurance premium, premises and equipment, and consulting and professional fees, partially offset by a decrease in salaries and employee benefits. The increase of $0.8 million, or 23.7%, in other expense was due primarily to higher fintech volume activity. The increase of $0.6 million, or 27.8%, in deposit insurance premium was due to year-over-year asset growth and changes in the composition of the loan portfolio. The increase of $0.4 million, or 7.0%, in premises and equipment was due primarily to software maintenance expense. The increase of $0.3 million, or 15.4%, in consulting and professional fees was due mainly to increased legal and audit fees. The decrease of $0.3 million, or 1.2%, in salaries and employee benefits was driven primarily by a reduction in incentive compensation.

The Company recorded an income tax benefit of $2.1 million for the second quarter 2025, compared to an income tax provision of $0.2 million and an effective tax rate of 3.6% for the second quarter 2024. The Company recorded an income tax benefit of $3.0 million for the six months ended June 30, 2025, compared to an income tax provision of $0.6 million and an effective tax rate of 5.6% for the six months ended June 30, 2024. The income tax benefits recognized during the second quarter 2025 and the six months ended June 30, 2025 reflect lower pre-tax earnings, as well as the benefit of tax exempt income. The variance from the federal statutory rate for the second quarter 2024 and the six months ended June 30, 2024 was due primarily to tax-exempt income. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	June 30, 2025	December 31, 2024
Total assets	$6,072,573	$5,737,859
Loans	4,362,562	4,170,646
Total securities	916,394	837,151
Loans held-for-sale	126,533	54,695
Noninterest-bearing deposits	145,166	136,451
Interest-bearing deposits	5,153,623	4,796,755
Total deposits	5,298,789	4,933,206
Advances from Federal Home Loan Bank	264,500	295,000
Total shareholders’ equity	390,239	384,063

Total assets increased $334.7 million, or 5.8%, to $6.1 billion at June 30, 2025 compared to $5.7 billion at December 31, 2024. The increase was due primarily to an increase in deposits driven by growth in fintech partnerships, which was used in conjunction with on-balance sheet liquidity to fund loan growth, purchase securities and pay down higher cost brokered deposits and FHLB advances.

As of June 30, 2025, total shareholders’ equity was $390.2 million, an increase of $6.2 million, or 1.6%, compared to December 31, 2024. The increase in shareholders’ equity was due primarily to a decrease in accumulated other comprehensive loss as unrealized losses on securities decreased during the six months ended June 30, 2025. Tangible common equity totaled $385.6 million as of June 30, 2025, representing an increase of $6.2 million, or 1.6%, compared to December 31, 2024. The ratio of total shareholders’ equity to total assets decreased to 6.43% as of June 30, 2025 from 6.69% as of December 31, 2024, and the ratio of tangible common equity to tangible assets decreased to 6.35% as of June 30, 2025 from 6.62% as of December 31, 2024.

Book value per common share increased 1.1% to $44.79 as of June 30, 2025 from $44.31 as of December 31, 2024. Tangible book value per share increased 1.1% to $44.25 as of June 30, 2025 from $43.77 as of December 31, 2024. The increase in both book value per common share and tangible book value per share was driven primarily by the increases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	June 30, 2025		December 31, 2024
Commercial loans
Commercial and industrial	$174,475	4.0%	$120,175		2.9%
Owner-occupied commercial real estate	50,096	1.1%	53,591		1.3%
Investor commercial real estate	513,411	11.8%	269,431		6.5%
Construction	332,658	7.6%	413,523		9.9%
Single tenant lease financing	970,042	22.3%	949,748		22.7%
Public finance	476,339	10.9%	485,867		11.6%
Healthcare finance	160,073	3.7%	181,427		4.4%
Small business lending	383,455	8.8%	331,914		8.0%
Franchise finance	479,757	11.0%	536,909		12.9%
Total commercial loans	3,540,306	81.2%	3,342,585		80.2%
Consumer loans
Residential mortgage	358,922	8.2%	375,160		9.0%
Home equity	16,668	0.4%	18,274		0.4%
Other consumer loans	421,581	9.6%	407,947		9.8%
Total consumer loans	797,171	18.2%	801,381	801381000	19.2%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	25,085	0.6%	26,680		0.6%
Total loans	4,362,562	100.0%	4,170,646		100.0%
Allowance for credit losses - loans	(46,517)		(44,769)
Net loans	$4,316,045		$4,125,877

1 Includes carrying value adjustments of $21.2 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2025 and December 31, 2024, respectively.

Total loans were $4.4 billion as of June 30, 2025, an increase of $191.9 million, or 4.6%, compared to December 31, 2024. Total commercial loan balances were $3.5 billion as of June 30, 2025, up $197.7 million, or 5.9%, from December 31, 2024. Total consumer loan balances were $797.2 million as of June 30, 2025, a decrease of $4.2 million, or 0.5%, compared to December 31, 2024. Compared to December 31, 2024, in connection with the Company’s focus on variable rate products, as well as capitalizing on the overall higher interest rate environment, the increase in commercial loan balances was driven by growth in the investor commercial real estate, commercial and industrial, small business lending and single tenant lease financing portfolios. These increases were partially offset by decreases in the construction, franchise finance and public finance portfolios, as well as continued runoff in the healthcare finance portfolio. The decrease in construction balances was partially due to completed projects that were moved to investor commercial real estate upon entering their stabilization period. The slight decrease in consumer loan balances was due primarily to a decrease in the residential mortgage portfolio, partially offset by origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans
Commercial loans:
Single tenant lease financing	$1,665	$—
Small business lending	11,582	11,429
Franchise finance	23,857	10,382
Total commercial loans	37,104	21,811
Consumer loans:
Residential mortgage	3,927	4,083
Other consumer loans	124	61
Total consumer loans	4,051	4,144
Total nonaccrual loans	41,155	25,955

Past due 90 days and accruing loans
Commercial loans:
Commercial and industrial	16	—
Small business lending	2,370	1,320
Total commercial loans	2,386	1,320
Consumer loans:
Residential mortgage	—	1,142
Other consumer loans	—	4
Total consumer loans	—	1,146
Total past due 90 days and accruing loans	2,386	2,466

Total nonperforming loans	43,541	28,421

Other real estate owned
Small business lending	1,509	—
Residential mortgage	221	272
Total other real estate owned	1,730	272

Other nonperforming assets	268	212

Total nonperforming assets	$45,539	$28,905

Total nonperforming loans to total loans	1.00%	0.68%
Total nonperforming assets to total assets	0.75%	0.50%
Allowance for credit losses - loans to total loans	1.07%	1.07%
Nonaccrual loans to total loans	0.94%	0.62%
Allowance for credit losses - loans to nonaccrual loans	113.0%	172.5%
Allowance for credit losses - loans to nonperforming loans	106.8%	157.5%

Total nonperforming loans increased $15.1 million, or 53.2%, to $43.5 million as of June 30, 2025 compared to $28.4 million as of December 31, 2024 due primarily to an increase in nonperforming loans in the franchise finance, single tenant lease financing and small business lending portfolios during the year. Total nonperforming assets increased $16.6 million, or 57.6%, to $45.5 million as of June 30, 2025, compared to $28.9 million as of December 31, 2024, due primarily to the increase in nonperforming loans mentioned above and an increase in OREO related to small business lending. As of June 30, 2025, the Company had two small business lending properties and one residential mortgage property in OREO with carrying values of

$1.5 million and $0.2 million, respectively. As of December 31, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended		Six Months Ended		Year Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024
Balance, beginning of period	$47,238	$40,891	$44,769	$38,774	$38,774
Provision charged to expense	13,596	3,920	25,717	6,502	18,815
Losses charged off
Single tenant lease financing	—	195	—	195	195
Small business lending	11,851	573	15,520	862	10,441
Franchise finance	2,238	577	8,086	577	1,466
Residential mortgage	—	—	11	69	159
Other consumer loans	359	160	672	335	1,009
Total losses charged off	14,448	1,505	24,289	2,038	13,270
Recoveries
Commercial and industrial	2	2	4	4	8
Small business lending	40	65	173	105	325
Franchise finance	18	—	18	—	—
Residential mortgage	1	—	7	1	1
Home equity	1	1	3	3	7
Other consumer loans	69	31	115	54	109
Total recoveries	131	99	320	167	450
Balance, end of period	$46,517	$43,405	$46,517	$43,405	$44,769

Net charge-offs	$14,317	$1,406	$23,969	$1,871	$12,820

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	0.00%	(0.01%)	(0.01%)	(0.01%)
Single tenant lease financing	0.00%	0.04%	0.00%	0.04%	0.02%
Small business lending	5.43%	0.37%	7.57%	0.57%	3.39%
Franchise finance	0.90%	0.21%	3.17%	0.21%	0.27%
Total commercial net charge-offs	0.79%	0.08%	1.35%	0.10%	0.37%
Residential mortgage	0.00%	0.00%	0.00%	0.04%	0.04%
Home equity	(0.01%)	(0.01%)	(0.03%)	(0.03%)	(0.03%)
Other consumer loans	0.41%	0.20%	0.38%	0.20%	0.28%
Total consumer net charge-offs	0.07%	0.03%	0.14%	0.09%	0.13%
Total net charge-offs to average loans	1.31%	0.14%	1.12%	0.10%	0.32%

The allowance for credit losses - loans (“ACL”) was $46.5 million as of June 30, 2025, compared to $44.8 million as of December 31, 2024. The increase in the ACL reflects the addition of specific reserves related to franchise finance loans that were placed on nonaccrual during the six month period ended June 30, 2025 and growth in the overall loan portfolio, partially offset by the removal of specific reserves for small business lending and franchise finance loans that were charged off. The ACL as a percentage of total loans was 1.07% at both June 30, 2025 and December 31, 2024. The ACL as a percentage of nonperforming loans decreased to 106.8% as of June 30, 2025, compared to 157.5% as of December 31, 2024 as the percentage increase in nonperforming loans outpaced the increase in the overall loan portfolio.

Net charge-offs of $14.3 million were recognized during the second quarter 2025, resulting in net charge-offs to average loans of 1.31%, compared to net charge-offs of $1.4 million, or 0.14% of average loans, for the second quarter 2024. Net charge-offs in the second quarter 2025 were elevated as the Company continued to take action to resolve problem loans in the small business lending and franchise finance portfolios. Approximately $11.9 million of net charge-offs recognized during the quarter were related to small business lending and $2.2 million were related to franchise finance loans, with $7.3 million of existing specific reserves previously applied to these loans.

During the six months ended June 30, 2025, the Company recorded net charge-offs of $24.0 million, compared to net charge-offs of $1.9 million during the six months ended June 30, 2024. The increase in net charge-offs for the six months ended June 30, 2025 was driven primarily by $15.5 million in net charge-offs related to small business lending and $8.1 million in net charge-offs related to franchise finance loans, as the Company continued to take action to resolve problem loans in these portfolios.

The provision for credit losses - loans in the second quarter 2025 was $13.6 million, compared to $3.9 million for the second quarter 2024. The increase in the provision for credit losses - loans for the second quarter 2025 was driven primarily by the net charge-offs and additional specific reserves discussed above, as well as overall growth in the loan portfolio, partially offset by the decrease in specific reserves related to small business lending and franchise finance loans that were charged off.

The provision for credit losses - loans during the six months ended June 30, 2025 was $25.7 million, compared to $6.5 million for the six months ended June 30, 2024. The increase in the provision for credit losses - loans for the six months ended June 30, 2025 was driven primarily by the net charge-offs and additional specific reserves discussed above, as well as overall growth in the loan portfolio, partially offset by the decrease in specific reserves related to small business lending and franchise finance loans that were charged off.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	June 30, 2025	December 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$73,297	$83,811
Municipal securities	65,274	67,441
Agency mortgage-backed securities - residential	383,145	300,914
Agency mortgage-backed securities - commercial	62,340	64,214
Private label mortgage-backed securities - residential	39,971	46,623
Asset-backed securities	19,442	23,802
Corporate securities	33,027	40,049
Total available-for-sale	676,496	626,854
Securities held-to-maturity, net carrying value
Municipal securities	12,204	12,843
Agency mortgage-backed securities - residential	228,446	201,840
Agency mortgage-backed securities - commercial	5,670	5,705
Corporate securities	25,417	29,408
Total held-to-maturity, net carrying value	271,737	249,796
Total securities	$948,233	$876,650

(amounts in thousands)
Approximate Fair Value	June 30, 2025	December 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$72,700	$82,816
Municipal securities	61,423	63,654
Agency mortgage-backed securities - residential	358,071	269,641
Agency mortgage-backed securities - commercial	61,474	63,331
Private label mortgage-backed securities - residential	39,423	45,821
Asset-backed securities	19,488	23,821
Corporate securities	32,078	38,271
Total available-for-sale	644,657	587,355
Securities held-to-maturity
Municipal securities	11,477	11,925
Agency mortgage-backed securities - residential	214,074	184,412
Agency mortgage-backed securities - commercial	4,701	4,548
Corporate securities	24,415	27,966
Total held-to-maturity	254,667	228,851
Total securities	$899,324	$816,206

The approximate fair value of available-for-sale investment securities increased $57.3 million, or 9.8%, to $644.7 million as of June 30, 2025, compared to $587.4 million as of December 31, 2024. The increase was due primarily to an increase of $88.4 million in agency mortgage-backed securities - residential, partially offset by decreases of $10.1 million in U.S. Government-sponsored agencies, $6.4 million in private label mortgage-backed securities - residential, $6.2 million in corporate securities, $4.3 million in asset-backed securities, $2.2 million in municipal securities and $1.9 million in agency mortgage-backed securities - commercial. The Company deployed liquidity during the first half of 2025 into new purchases of available-for-sale variable-rate agency mortgage-backed securities - residential, partially offset by net pay down activity in other security types. As of June 30, 2025, the Company had securities with a net carrying value of $271.7 million designated as held-to-maturity, compared to $249.8 million as of December 31, 2024. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential.

Accrued Income and Other Assets

Accrued income and other assets increased $9.6 million, or 15.3%, to $72.6 million at June 30, 2025, compared to $63.0 million at December 31, 2024. The increase was due primarily to increases of $5.3 million in equity fund investments, $3.3 million in prepaid assets and $0.8 million in deferred tax assets.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $5.8 million, or 32.4%, to $12.1 million at June 30, 2025, compared to $17.9 million at December 31, 2024. The decrease was due primarily to decreases of $5.1 million in accrued salary and benefits and $0.8 million in other liabilities.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	June 30, 2025		December 31, 2024
Noninterest-bearing deposits	$145,166	2.7%	$136,451	2.8%
Interest-bearing demand deposits	1,458,123	27.5%	896,661	18.2%
Savings accounts	20,902	0.4%	19,823	0.4%
Money market accounts	1,210,960	22.9%	1,183,789	24.0%
Certificates of deposits	2,146,356	40.5%	2,133,455	43.2%
Brokered deposits	317,282	6.0%	563,027	11.4%
Total deposits	$5,298,789	100.0%	$4,933,206	100.0%

Total deposits increased $365.6 million, or 7.4%, to $5.3 billion as of June 30, 2025, compared to $4.9 billion as of December 31, 2024. The increase was due primarily to increases of $561.5 million, or 62.6%, in interest-bearing demand deposits, $27.2 million, or 2.3%, in money market accounts, $12.9 million, or 0.6%, in certificates of deposit and $8.7 million or 6.4%, in noninterest-bearing deposits, partially offset by a decrease of $245.7 million, or 43.7%, in brokered deposits. The increase in interest-bearing demand deposits was due primarily to growth in fintech partnership deposits. When combined with the liquidity provided by growth in money market accounts, the Company paid down a significant amount of higher-cost brokered deposits.

Uninsured deposit balances represented 27% of total deposits at June 30, 2025, up from 25% at December 31, 2024. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 22% as of June 30, 2025, compared to 20% as of December 31, 2024.

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

The following tables present actual and required capital ratios as of June 30, 2025 and December 31, 2024 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2025 and December 31, 2024, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$397,215	8.90%	$312,571	7.00%	N/A	N/A
Bank	469,414	10.56%	311,084	7.00%	$288,864	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	397,215	8.90%	379,550	8.50%	N/A	N/A
Bank	469,414	10.56%	377,745	8.50%	355,525	8.00%
Total capital to risk-weighted assets
Consolidated	542,760	12.16%	468,856	10.50%	N/A	N/A
Bank	516,927	11.63%	466,626	10.50%	444,406	10.00%
Leverage ratio
Consolidated	397,215	6.69%	237,602	4.00%	N/A	N/A
Bank	469,414	7.93%	236,795	4.00%	295,994	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$400,100	9.30%	$301,052	7.00%	N/A	N/A
Bank	475,793	11.11%	299,774	7.00%	$278,362	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	400,100	9.30%	365,563	8.50%	N/A	N/A
Bank	475,793	11.11%	364,012	8.50%	342,599	8.00%
Total capital to risk-weighted assets
Consolidated	542,808	12.62%	451,578	10.50%	N/A	N/A
Bank	520,610	12.16%	449,662	10.50%	428,249	10.00%
Leverage ratio
Consolidated	400,100	6.90%	232,011	4.00%	N/A	N/A
Bank	475,793	8.23%	231,331	4.00%	289,164	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2025 to shareholders of record as of June 30, 2025. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2025, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2025, on a consolidated basis, the Company had $1.1 billion in cash and cash equivalents and investment securities available-for-sale and $126.5 million in loans held-for-sale that were generally available for its cash needs. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2025, the Bank had the ability to borrow an additional $1.9 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances, totaled $2.3 billion and represented 200% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2025, the Company, on an unconsolidated basis, had $13.6 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2025, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $584.5 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2025 totaled $1.5 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, pre-tax, pre-provision income, adjusted noninterest expense, adjusted income before income taxes, adjusted income tax (benefit) provision, adjusted net income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for each of the periods presented.

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total equity - GAAP	$390,239	$371,953	$390,239	$371,953
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$385,552	$367,266	$385,552	$367,266

Total assets - GAAP	$6,072,573	$5,343,302	$6,072,573	$5,343,302
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$6,067,886	$5,338,615	$6,067,886	$5,338,615

Common shares outstanding	8,713,094	8,667,894	8,713,094	8,667,894

Book value per common share	$44.79	$42.91	$44.79	$42.91
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$44.25	$42.37	$44.25	$42.37

Total shareholders’ equity to assets	6.43%	6.96%	6.43%	6.96%
Effect of goodwill	(0.08%)	(0.08%)	(0.08%)	(0.08%)
Tangible common equity to tangible assets	6.35%	6.88%	6.35%	6.88%

Total average equity - GAAP	$391,870	$369,825	$391,952	$369,598
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$387,183	$365,138	$387,265	$364,911

Return on average shareholders’ equity	0.20%	6.28%	0.58%	5.96%
Effect of goodwill	0.00%	0.08%	0.01%	0.08%
Return on average tangible common equity	0.20%	6.36%	0.59%	6.04%

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total interest income	$80,886	$70,961	$157,715	$139,126
Adjustments:
Fully-taxable equivalent adjustments [1]	1,157	1,175	2,326	2,365
Total interest income - FTE	$82,043	$72,136	$160,041	$141,491

Net interest income	$27,990	$21,327	$53,086	$42,061
Adjustments:
Fully-taxable equivalent adjustments [1]	1,157	1,175	2,326	2,365
Net interest income - FTE	$29,147	$22,502	$55,412	$44,426

Net interest margin	1.96%	1.67%	1.89%	1.67%
Effect of fully-taxable equivalent adjustments [1]	0.08%	0.09%	0.08%	0.09%
Net interest margin - FTE	2.04%	1.76%	1.97%	1.76%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income-GAAP	$193	$5,775	$1,136	$10,956
Adjustments:[1]
Provision for credit losses	13,608	4,031	25,541	6,479
Income tax (benefit) provision	(2,054)	218	(2,964)	647
Pre-tax, pre-provision income	$11,747	$10,024	$23,713	$18,082

Noninterest expense - GAAP	$21,800	$22,336	$45,357	$43,359
Adjustments:
IT termination fees	—	(452)	—	(452)
Anniversary expenses	—	(120)	—	(120)
Adjusted noninterest expense	$21,800	$21,764	$45,357	$42,787

(Loss) Income before income taxes - GAAP	$(1,861)	$5,993	$(1,828)	$11,603
Adjustments:
IT termination fees	—	452	—	452
Anniversary expenses	—	120	—	120
Adjusted (loss) income before income taxes	$(1,861)	$6,565	$(1,828)	$12,175

Income tax (benefit) provision - GAAP	$(2,054)	$218	$(2,964)	$647
Adjustments:[1]
IT termination fees	—	95	—	95
Anniversary expenses	—	25	—	25
Adjusted income tax (benefit) provision	$(2,054)	$338	$(2,964)	$767

Net income - GAAP	$193	$5,775	$1,136	$10,956
Adjustments:
IT termination fees	—	357	—	357
Anniversary expenses	—	95	—	95
Adjusted net income	$193	$6,227	$1,136	$11,408

Diluted average common shares outstanding	8,760,374	8,656,215	8,784,005	8,750,017

Diluted earnings per share - GAAP	$0.02	$0.67	$0.13	$1.25
Adjustments:
Effect of IT termination fees	—	0.04	—	0.04
Effect of anniversary expenses	—	0.01	—	0.01
Adjusted diluted earnings per share	$0.02	$0.72	$0.13	$1.30

Return on average assets	0.01%	0.44%	0.04%	0.42%
Effect of IT termination fees	0.00%	0.03%	0.00%	0.01%
Effect of anniversary expenses	0.00%	0.01%	0.00%	0.00%
Adjusted return on average assets	0.01%	0.48%	0.04%	0.43%

Return on average shareholders' equity	0.20%	6.28%	0.58%	5.96%
Effect of IT termination fees	0.00%	0.39%	0.00%	0.19%
Effect of anniversary expenses	0.00%	0.10%	0.00%	0.05%
Adjusted return on average shareholders' equity	0.20%	6.77%	0.58%	6.20%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Return on average tangible common equity	0.20%	6.36%	0.59%	6.04%
Effect of IT termination fees	0.00%	0.39%	0.00%	0.20%
Effect of anniversary expenses	0.00%	0.10%	0.00%	0.05%
Adjusted return on average tangible common equity	0.20%	6.85%	0.59%	6.29%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances. As a result, the Company had no interest rate swaps that were classified as either fair value or cash flow hedges either at June 30, 2025 or at December 31, 2024. Refer to Note 12 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of June 30, 2025, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	11.04%	5.85%	N/A	(3.77%)	(7.99%)
NII - Year 2	16.86%	15.75%	11.94%	8.67%	5.34%
EVE	18.46%	11.10%	N/A	(6.66%)	(13.69%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2025, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	2.27%	0.12%	N/A	(3.23%)	(4.90%)
NII - Year 2	19.94%	16.28%	11.94%	8.11%	4.67%
EVE	16.73%	10.17%	N/A	(5.90%)	(12.20%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FIRST INTERNET BANCORP

8/6/2025	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/6/2025	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)