Form 10-Q
period 2025-09-30
First Internet Bancorp
filed 2025-11-10
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
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

As of November 7, 2025, the registrant had 8,706,094 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of government-guaranteed lending or other income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and the effect of fiscal and governmental policies of the United States federal government. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in subsequent reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$10,923	$9,249
Interest-bearing deposits	776,738	457,161
Total cash and cash equivalents	787,661	466,410
Securities available-for-sale, at fair value (amortized cost of $653,291 and $626,854 in 2025 and 2024, respectively)	625,906	587,355
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.2 million in 2025 and 2024, respectively, (fair value of $248,447 and $228,851 in 2025 and 2024, respectively)	261,725	249,796
Loans held-for-sale	141,580	54,695
Loans	3,603,506	4,170,646
Allowance for credit losses - loans	(59,923)	(44,769)
Net loans	3,543,583	4,125,877
Accrued interest receivable	26,674	28,180
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	42,256	41,394
Premises and equipment, net	68,843	71,453
Goodwill	4,687	4,687
Servicing asset, at fair value	22,107	16,389
Other real estate owned	1,801	272
Accrued income and other assets	84,001	63,001
Total assets	$5,639,174	$5,737,859
Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$243,539	$136,451
Interest-bearing deposits	4,671,895	4,796,755
Total deposits	4,915,434	4,933,206
Advances from Federal Home Loan Bank	249,500	295,000
Subordinated debt, net of unamortized debt issuance costs of $1,614 and $1,850 in 2025 and 2024, respectively	105,386	105,150
Accrued interest payable	1,236	2,495
Accrued expenses and other liabilities	15,450	17,945
Total liabilities	5,287,006	5,353,796
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,713,094 and 8,667,894 shares issued and outstanding in 2025 and 2024, respectively	186,608	186,094
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	188,564	230,622
Accumulated other comprehensive loss	(23,004)	(32,653)
Total shareholders’ equity	352,168	384,063
Total liabilities and shareholders’ equity	$5,639,174	$5,737,859

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Operations – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Loans	$68,958	$59,792	$198,305	$172,321
Securities – taxable	8,614	6,953	26,139	19,123
Securities – non-taxable	652	1,042	1,967	2,981
Other earning assets	6,164	7,203	15,692	19,691
Total interest income	84,388	74,990	242,103	214,116
Interest Expense
Deposits	50,134	47,415	144,554	134,039
Other borrowed funds	3,902	5,810	14,111	16,251
Total interest expense	54,036	53,225	158,665	150,290
Net Interest Income	30,352	21,765	83,438	63,826
Provision for credit losses - loans	34,393	3,858	60,110	10,360
Benefit for credit losses - debt securities held to maturity	—	(29)	(32)	(93)
Provision (benefit) for credit losses - off-balance sheet commitments	396	(439)	252	(398)
Net Interest (Loss) Income After Provision for Credit Losses	(4,437)	18,375	23,108	53,957
Noninterest (Loss) Income
Service charges and fees	369	245	912	711
Loan servicing revenue	2,055	1,570	6,017	4,363
Loan servicing asset revaluation	(1,332)	(846)	(3,666)	(2,109)
(Loss) gain on sale of loans	(27,103)	9,933	(16,783)	24,761
Other	1,364	1,127	4,857	3,683
Total noninterest (loss) income	(24,647)	12,029	(8,663)	31,409
Noninterest Expense
Salaries and employee benefits	14,384	13,456	38,358	37,714
Marketing, advertising and promotion	482	548	1,831	1,893
Consulting and professional services	979	902	3,143	2,777
Data processing	651	675	1,942	1,845
Loan expenses	1,850	1,524	4,901	4,566
Premises and equipment	3,572	2,918	9,968	8,898
Deposit insurance premium	1,584	1,219	4,546	3,536
Other	1,957	1,552	6,127	4,924
Total noninterest expense	25,459	22,794	70,816	66,153
(Loss) Income Before Income Taxes	(54,543)	7,610	(56,371)	19,213
Income Tax (Benefit) Provision	(12,950)	620	(15,914)	1,267
Net (Loss) Income	$(41,593)	$6,990	$(40,457)	$17,946
(Loss) Income Per Share of Common Stock
Basic	$(4.76)	$0.80	$(4.63)	$2.07
Diluted	$(4.76)	$0.80	$(4.63)	$2.05
Weighted-Average Number of Common Shares Outstanding
Basic	8,742,052	8,696,634	8,730,519	8,688,304
Diluted	8,742,052	8,768,731	8,730,519	8,756,544
Dividends Declared Per Share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive (Loss) Income – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(41,593)	$6,990	$(40,457)	$17,946
Other comprehensive income
Securities available-for-sale
Net unrealized holding gains recorded within other comprehensive income before income tax	4,454	10,620	12,114	7,995
Income tax provision	1,027	2,442	2,788	1,841
Net effect on other comprehensive income	3,427	8,178	9,326	6,154

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	180	185	432	607
Income tax provision	44	46	109	149
Net effect on other comprehensive income	136	139	323	458

Cash flow hedges
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive loss before income tax	—	(2,670)	—	(2,030)
Income tax benefit	—	(614)	—	(467)
Net effect on other comprehensive income	—	(2,056)	—	(1,563)

Total other comprehensive income	3,563	6,261	9,649	5,049
Comprehensive (loss) income	$(38,030)	$13,251	$(30,808)	$22,995

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2025 and 2024
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net loss	—	(40,457)	—	(40,457)
Other comprehensive income	—	—	9,649	9,649
Dividends declared ($0.18 per share)	—	(1,601)	—	(1,601)
Recognition of the fair value of share-based compensation	733	—	—	733
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, September 30, 2025	$186,608	$188,564	$(23,004)	$352,168

Balance, January 1, 2024	$184,700	$207,470	$(29,375)	$362,795
Net income	—	17,946	—	17,946
Other comprehensive income	—	—	5,049	5,049
Dividends declared ($0.18 per share)	—	(1,592)	—	(1,592)
Recognition of the fair value of share-based compensation	1,356	—	—	1,356
Repurchased shares of common stock (10,500 shares)	(283)	—	—	(283)
Excise tax on repurchase of common stock	(3)	—	—	(3)
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, September 30, 2024	$185,631	$223,824	$(24,326)	$385,129

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2025 and 2024
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2025	186,116	$230,690	$(26,567)	$390,239
Net loss	—	(41,593)	—	(41,593)
Other comprehensive income	—	—	3,563	3,563
Dividends declared ($0.06 per share)	—	(533)	—	(533)
Recognition of the fair value of share-based compensation	490	—	—	490
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, September 30, 2025	$186,608	$188,564	$(23,004)	$352,168

Balance, July 1, 2024	$185,175	$217,365	$(30,587)	$371,953
Net income	—	6,990	—	6,990
Other comprehensive income	—	—	6,261	6,261
Dividends declared ($0.06 per share)	—	(531)	—	(531)
Recognition of the fair value of share-based compensation	454	—	—	454
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, September 30, 2024	$185,631	$223,824	$(24,326)	$385,129

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net (loss) income	$(40,457)	$17,946
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,230	6,030
Increase in cash surrender value of bank-owned life insurance	(862)	(817)
Provision for credit losses	60,330	9,869
Share-based compensation expense	733	1,356
Loans originated for sale	(430,086)	(366,948)
Proceeds from sale of loans	381,503	374,561
Loss (gain) on loans sold	16,783	(24,761)
Gain on sale of other real estate owned	(19)	(31)
(Gain) loss on derivatives	(106)	768
Gain on bank-owned life insurance	—	(149)
Loan servicing asset revaluation	3,666	2,109
Net change in accrued income and other assets	(13,115)	(3,525)
Net change in accrued expenses and other liabilities	(3,874)	2,739
Net cash (used in) provided by operating activities	(20,274)	19,147
Investing Activities
Net loan activity, excluding purchases	(295,966)	(117,719)
Proceeds from sale of other real estate owned	547	406
Maturities and calls of securities available-for-sale	97,804	54,418
Purchase of securities available-for-sale	(125,713)	(148,019)
Maturities and calls of securities held-to-maturity	22,103	18,426
Purchase of securities held-to-maturity	(33,629)	(53,977)
Purchase of premises and equipment	(940)	(2,097)
Proceeds from bank-owned life insurance	—	737
Loans purchased	(47,674)	(81,605)
Net proceeds from sale of portfolio loans	799,297	—
Other investing activities	(9,214)	(11,857)
Net cash provided by (used in) investing activities	406,615	(341,287)
Financing Activities
Net (decrease) increase in deposits	(17,772)	730,737
Cash dividends paid	(1,571)	(1,580)
Repurchase of common stock	—	(283)
Proceeds from advances from Federal Home Loan Bank	104,500	430,000
Repayment of advances from Federal Home Loan Bank	(150,000)	(530,000)
Other, net	(247)	(153)
Net cash (used in) provided by financing activities	(65,090)	628,721
Net Increase in Cash and Cash Equivalents	321,251	306,581
Cash and Cash Equivalents, Beginning of Period	466,410	405,898
Cash and Cash Equivalents, End of Period	$787,661	$712,479
Supplemental Disclosures
Cash paid during the period for interest	159,924	151,330
Cash paid during the period for taxes	258	492
Loans transferred to other real estate owned	2,058	251
Loans transferred to held-for-sale from portfolio	863,766	—
Cash dividends declared, paid in subsequent period	523	520

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other period. The September 30, 2025 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted (loss) earnings per share computations for the three and nine months ended September 30, 2025 and 2024.

(dollars in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Net (loss) income	$(41,593)	$6,990	$(40,457)	$17,946
Weighted-average common shares	8,742,052	8,696,634	8,730,519	8,688,304
Basic (loss) earnings per common share	$(4.76)	$0.80	$(4.63)	$2.07
Diluted earnings per share
Net (loss) income	$(41,593)	$6,990	$(40,457)	$17,946
Weighted-average common shares	8,742,052	8,696,634	8,730,519	8,688,304
Dilutive effect of equity compensation	—	72,097	—	68,240
Weighted-average common and incremental shares	8,742,052	8,768,731	8,730,519	8,756,544
Diluted (loss) earnings per common share [1]	$(4.76)	$0.80	$(4.63)	$2.05
1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Since the Company was in a loss position for the three and nine months ended September 30, 2025, basic net loss is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. There were no antidilutive shares for both the three and nine months ended September 30, 2024.

Note 3:         Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$68,291	$441	$(1,196)	$67,536
Municipal securities	64,837	4	(2,289)	62,552
Agency mortgage-backed securities - residential [1]	378,027	615	(23,157)	355,485
Agency mortgage-backed securities - commercial	61,272	139	(902)	60,509
Private label mortgage-backed securities - residential	37,389	243	(732)	36,900
Asset-backed securities	17,458	82	(5)	17,535
Corporate securities	26,017	273	(901)	25,389
Total available-for-sale	$653,291	$1,797	$(29,182)	$625,906

	September 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$11,014	$1	$(521)	$10,494	$(3)	$11,011
Agency mortgage-backed securities - residential	221,144	1,218	(12,438)	209,924	—	221,144
Agency mortgage-backed securities - commercial	5,653	—	(905)	4,748	—	5,653
Corporate securities	24,036	—	(755)	23,281	(119)	23,917
Total held-to-maturity	$261,847	$1,219	$(14,619)	$248,447	$(122)	$261,725

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of September 30, 2025.

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

Accrued interest receivable on AFS and HTM securities at September 30, 2025 was $2.5 million and $1.0 million, respectively, compared to $2.8 million and $1.1 million, respectively, at December 31, 2024, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At September 30, 2025 and December 31, 2024, approximately 95% and 92%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at September 30, 2025 was $0.1 million, compared to $0.2 million at December 31, 2024.

The carrying value of securities at September 30, 2025 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$594	$594
One to five years	28,458	27,829
Five to ten years	61,896	61,169
After ten years	68,197	65,885
	159,145	155,477
Agency mortgage-backed securities - residential	378,027	355,485
Agency mortgage-backed securities - commercial	61,272	60,509
Private label mortgage-backed securities - residential	37,389	36,900
Asset-backed securities	17,458	17,535
Total	$653,291	$625,906

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$935	$928
One to five years	20,561	20,391
Five to ten years	10,514	9,701
After ten years	3,040	2,755
	35,050	33,775
Agency mortgage-backed securities - residential	221,144	209,924
Agency mortgage-backed securities - commercial	5,653	4,748
Total	$261,847	$248,447

No available-for-sale securities were sold during the three and nine months ended September 30, 2025 and September 30, 2024. As such, the Company did not realize any gains or losses related to the sale of available-for-sale securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2025 and December 31, 2024 was $589.1 million and $603.9 million, which was approximately 66% and 72%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2025, the Company’s security portfolio consisted of 593 positions, of which 421 were in an unrealized loss position. As of December 31, 2024, the Company’s security portfolio consisted of 579 positions, of which 482 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$10,971	$(75)	$28,765	$(1,121)	$39,736	$(1,196)
Municipal securities	2,400	(3)	49,492	(2,286)	51,892	(2,289)
Agency mortgage-backed securities- residential	90,486	(240)	172,553	(22,917)	263,039	(23,157)
Agency mortgage-backed securities- commercial	12,829	(35)	26,185	(867)	39,014	(902)
Private label mortgage-backed securities - residential	13,127	(23)	6,751	(709)	19,878	(732)
Asset-backed securities	5,535	—	3,755	(5)	9,290	(5)
Corporate securities	—	—	15,101	(901)	15,101	(901)
Total	$135,348	$(376)	$302,602	$(28,806)	$437,950	$(29,182)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$16,856	$(111)	$29,748	$(1,371)	$46,604	$(1,482)
Municipal securities	8,504	(54)	52,649	(3,733)	61,153	(3,787)
Agency mortgage-backed securities - residential	41,005	(179)	169,483	(31,554)	210,488	(31,733)
Agency mortgage-backed securities - commercial	18,141	(37)	12,027	(1,122)	30,168	(1,159)
Private label mortgage-backed securities - residential	3,003	(14)	7,450	(974)	10,453	(988)
Asset-backed securities	10,299	(43)	—	—	10,299	(43)
Corporate securities	2,994	(6)	27,179	(1,843)	30,173	(1,849)
Total	$100,802	$(444)	$298,536	$(40,597)	$399,338	$(41,041)

The following tables summarize ratings for the Company’s HTM portfolio as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$221,144	$5,653	$—	$226,797
Aa1/AA+	7,051	—	—	—	7,051
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	7,500	7,500
Baa2/BBB	—	—	—	4,000	4,000
Baa3/BBB-	—	—	—	5,536	5,536
Ba1/BB+	—	—	—	2,000	2,000
Total	$11,014	$221,144	$5,653	$24,036	$261,847

	December 31, 2024
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$201,840	$5,705	$—	$207,545
Aa1/AA+	8,878	—	—	—	8,878
Aa2/AA	2,175	—	—	—	2,175
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	8,559	8,559
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,846	$201,840	$5,705	$29,559	$249,950

There were no amounts reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024.

Note 4:        Loans

Loan balances as of September 30, 2025 and December 31, 2024 are summarized in the table below. Categories of loans include:

(amounts in thousands)	September 30, 2025	December 31, 2024
Commercial loans
Commercial and industrial	$206,301	$120,175
Owner-occupied commercial real estate	50,046	53,591
Investor commercial real estate	644,184	269,431
Construction	300,291	413,523
Single tenant lease financing	108,146	949,748
Public finance	480,119	485,867
Healthcare finance	150,522	181,427
Small business lending[1]	401,628	331,914
Franchise finance	450,340	536,909
Total commercial loans	2,791,577	3,342,585
Consumer loans
Residential mortgage	349,275	375,160
Home equity	15,806	18,274
Other consumer loans	423,004	407,947
Total consumer loans	788,085	801,381
Total commercial and consumer loans	3,579,662	4,143,966
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	23,844	26,680
Total loans	3,603,506	4,170,646
Allowance for credit losses	(59,923)	(44,769)
Net loans	$3,543,583	$4,125,877

1 Balances include $43.5 million and $34.0 million that is guaranteed by the U.S. government as of September 30, 2025 and December 31, 2024, respectively.

2 Includes carrying value adjustment of $20.2 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, the Company sold $836.9 million of single tenant lease financing loans. Subsequent to September 30, 2025, the Company sold an additional $14.3 million of single tenant lease financing loans.

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

The following tables present changes in the balance of the ACL during the three and nine months ended September 30, 2025 and 2024.

(amounts in thousands)	Three Months Ended September 30, 2025
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,907	$(40)	$(93)	$2	$1,776
Owner-occupied commercial real estate	472	(186)	—	—	286
Investor commercial real estate	1,609	1,106	—	—	2,715
Construction	1,771	179	—	—	1,950
Single tenant lease financing	4,446	(3,794)	—	—	652
Public finance	522	(93)	—	—	429
Healthcare finance	1,199	(482)	—	—	717
Small business lending	13,722	29,634	(15,883)	635	28,108
Franchise finance	13,082	10,094	(5,385)	64	17,855
Residential mortgage	1,923	268	(17)	—	2,174
Home equity	92	(54)	—	2	40
Other consumer loans	5,772	(2,239)	(374)	62	3,221
Total	$46,517	$34,393	$(21,752)	$765	$59,923

(amounts in thousands)	Nine Months Ended September 30, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$598	$(93)	$6	$1,776
Owner-occupied commercial real estate	528	(242)	—	—	286
Investor commercial real estate	1,149	1,566	—	—	2,715
Construction	1,984	(34)	—	—	1,950
Single tenant lease financing	4,782	(4,130)	—	—	652
Public finance	703	(274)	—	—	429
Healthcare finance	1,412	(695)	—	—	717
Small business lending	16,161	42,542	(31,403)	808	28,108
Franchise finance	8,976	22,268	(13,471)	82	17,855
Residential mortgage	2,136	59	(28)	7	2,174
Home equity	106	(71)	—	5	40
Other consumer loans	5,567	(1,477)	(1,046)	177	3,221
Total	$44,769	$60,110	$(46,041)	$1,085	$59,923

(amounts in thousands)	Three Months Ended September 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,389	$(166)	$—	$3	$1,226
Owner-occupied commercial real estate	561	(9)	—	—	552
Investor commercial real estate	1,172	(29)	—	—	1,143
Construction	3,140	(357)	—	—	2,783
Single tenant lease financing	8,256	(1,562)	—	—	6,694
Public finance	742	(44)	—	—	698
Healthcare finance	1,809	(87)	—	—	1,722
Small business lending	11,993	3,346	(1,309)	169	14,199
Franchise finance	5,991	1,963	—	—	7,954
Residential mortgage	2,112	67	(17)	—	2,162
Home equity	118	(6)	—	3	115
Other consumer loans	6,122	742	(425)	34	6,473
Total	$43,405	$3,858	$(1,751)	$209	$45,721

(amounts in thousands)	Nine Months Ended September 30, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(966)	$—	$7	$1,226
Owner-occupied commercial real estate	825	(273)	—	—	552
Investor commercial real estate	1,311	(168)	—	—	1,143
Construction	2,167	616	—	—	2,783
Single tenant lease financing	8,129	(1,240)	(195)	—	6,694
Public finance	1,372	(674)	—	—	698
Healthcare finance	1,976	(254)	—	—	1,722
Small business lending	6,532	9,564	(2,171)	274	14,199
Franchise finance	6,363	2,168	(577)	—	7,954
Residential mortgage	2,054	193	(86)	1	2,162
Home equity	171	(62)	—	6	115
Other consumer loans	5,689	1,456	(760)	88	6,473
Total	$38,774	$10,360	$(3,789)	$376	$45,721

Accrued interest receivable on loans totaled $21.6 million and $28.2 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company established a reserve for off-balance sheet commitments, classified in other liabilities, as required by the adoption of the CECL methodology for measuring credit losses. This reserve is maintained at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2025.

(amounts in thousands)	Balance June 30, 2025	(Benefit) Provision for Credit Losses	Balance September 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$199	$(4)	$195
Investor commercial real estate	33	24	57
Construction	1,757	291	2,048
Single tenant lease financing	5	(4)	1
Small business lending	1	90	91
Total commercial loans	1,995	397	2,392
Consumer loans
Residential mortgage	1	(1)	—
Home equity	—	—	—
Other consumer loans	—	—	—
Total consumer loans	1	(1)	—
Total allowance for off-balance sheet commitments	$1,996	$396	$2,392

(amounts in thousands)	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance September 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(38)	$195
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	56	57
Construction	1,568	480	2,048
Single tenant lease financing	19	(18)	1
Small business lending	263	(172)	91
Total commercial loans	2,095	297	2,392
Consumer loans
Residential mortgage	1	(1)	—
Home equity	35	(35)	—
Other consumer loans	9	(9)	—
Total consumer loans	45	(45)	—
Total allowance for off-balance sheet commitments	$2,140	$252	$2,392

The following table details activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2024.

(amounts in thousands)	Balance June 30, 2024	Provision (Benefit) for Credit Losses	Balance September 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$188	$24	$212
Owner-occupied commercial real estate	—	24	24
Investor commercial real estate	—	10	10
Construction	3,420	(556)	2,864
Single tenant lease financing	—	28	28
Small business lending	131	31	162
Total commercial loans	3,739	(439)	3,300
Consumer loans
Residential mortgage	3	(1)	2
Home equity	33	1	34
Other consumer loans	11	—	11
Total consumer loans	47	—	47
Total allowance for off-balance sheet commitments	$3,786	$(439)	$3,347

(amounts in thousands)	Balance December 31, 2023	(Benefit) Provision for Credit Losses	Balance September 30, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(21)	$212
Owner-occupied commercial real estate	9	15	24
Investor commercial real estate	6	4	10
Construction	2,889	(25)	2,864
Single tenant lease financing	—	28	28
Small business lending	541	(379)	162
Total commercial loans	3,678	(378)	3,300
Consumer loans
Residential mortgage	11	(9)	2
Home equity	45	(11)	34
Other consumer loans	11	—	11
Total consumer loans	67	(20)	47
Total allowance for off-balance sheet commitments	$3,745	$(398)	$3,347

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$75,319	$19,308	$7,283	$10,921	$571	$15,248	$67,923	$—	$196,573
Special Mention	—	207	—	5,014	4,243	—	—	—	9,464
Substandard	66	44	154	—	—	—	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	75,385	19,559	7,437	15,935	4,814	15,248	67,923	—	206,301
Year-to-date gross charge-offs	36	57	—	—	—	—	—	—	93
Owner-occupied commercial real estate
Pass	2,841	6,232	1,431	5,222	4,245	18,489	—	—	38,460
Special Mention	—	—	—	—	861	9,070	—	—	9,931
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	2,841	6,232	1,431	5,222	5,106	29,214	—	—	50,046
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	37,347	80,531	181,309	213,610	92,050	35,606	—	—	640,453
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	37,347	80,531	181,309	213,610	92,050	39,337	—	—	644,184
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	27,302	119,431	127,286	23,217	—	1,507	1,548	—	300,291
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	27,302	119,431	127,286	23,217	—	1,507	1,548	—	300,291
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	38,888	914	1,011	11,948	822	19,876	—	—	73,459
Special Mention	—	638	—	18,715	4,204	9,465	—	—	33,022
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	38,888	1,552	1,011	30,663	5,026	31,006	—	—	108,146
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	37,309	47,208	—	5,301	10,385	377,891	—	—	478,094
Special Mention	—	—	—	—	—	2,025	—	—	2,025
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	37,309	47,208	—	5,301	10,385	379,916	—	—	480,119
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,553	140,660	—	—	148,213
Special Mention	—	—	—	—	—	849	—	—	849
Substandard	—	—	—	—	—	1,460	—	—	1,460
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,553	142,969	—	—	150,522
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	109,376	115,319	71,091	25,449	8,351	14,637	25,662	—	369,885
Special Mention	—	3,468	10,746	658	86	1,500	494	—	16,952
Substandard	—	5,017	4,768	207	283	1,466	3,050	—	14,791
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	109,376	123,804	86,605	26,314	8,720	17,603	29,206	—	401,628
Year-to-date gross charge-offs	50	12,394	14,798	2,340	1,001	820	—	—	31,403
Franchise finance
Pass	741	61,329	185,264	129,660	30,246	—	—	—	407,240
Special Mention	562	—	2,727	8,833	—	—	—	—	12,122
Substandard	—	655	6,743	11,942	11,638	—	—	—	30,978
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	1,303	61,984	194,734	150,435	41,884	—	—	—	450,340
Year-to-date gross charge-offs	—	370	5,901	6,704	496	—	—	—	13,471
Consumer loans
Residential mortgage
Performing	2,359	6,325	11,189	168,461	79,894	76,640	—	—	344,868
Nonperforming	—	—	—	2,219	598	1,590	—	—	4,407
Total residential mortgage	2,359	6,325	11,189	170,680	80,492	78,230	—	—	349,275
Year-to-date gross charge-offs	—	—	—	28	—	—	—	—	28
Home equity
Performing	—	—	799	1,150	244	800	11,980	833	15,806
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	799	1,150	244	800	11,980	833	15,806
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	78,920	89,463	82,096	76,184	27,627	67,827	813	—	422,930
Nonperforming	23	—	—	11	23	17	—	—	74
Total other consumer loans	78,943	89,463	82,096	76,195	27,650	67,844	813	—	423,004
Year-to-date gross charge-offs	50	140	407	121	28	300	—	—	1,046
Total Loans	$411,053	$556,089	$693,897	$718,722	$283,924	$803,674	$111,470	$833	$3,579,662
Total year-to-date gross charge-offs	$136	$12,961	$21,106	$9,193	$1,525	$1,120	$—	$—	$46,041

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial
Pass	$23,539	$8,501	$13,853	$5,418	$2,362	$17,829	$44,000	$—	$115,502
Special Mention	47	164	4,462	—	—	—	—	—	4,673
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	23,586	8,665	18,315	5,418	2,362	17,829	44,000	—	120,175
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	7,410	1,458	5,366	6,438	5,716	14,793	—	—	41,181
Special Mention	—	—	570	888	8,144	1,153	—	—	10,755
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	7,410	1,458	5,936	7,326	13,860	17,601	—	—	53,591
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	71,430	3,849	88,290	65,050	9,607	27,474	—	—	265,700
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	71,430	3,849	88,290	65,050	9,607	31,205	—	—	269,431
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	35,177	186,979	140,299	47,598	1,622	—	1,848	—	413,523
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	79,872	46,674	211,005	88,192	63,506	437,564	—	—	926,813
Special Mention	644	—	9,696	3,460	—	9,135	—	—	22,935
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	80,516	46,674	220,701	91,652	63,506	446,699	—	—	949,748
Year-to-date gross charge-offs	—	—	—	—	—	195	—	—	195
Public finance
Pass	55,306	1,290	7,790	12,050	463	407,008	—	—	483,907
Special Mention	—	—	—	—	—	1,960	—	—	1,960
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	55,306	1,290	7,790	12,050	463	408,968	—	—	485,867
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2024
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2024	2023	2022	2021	2020	Prior			Total
Healthcare finance
Pass	—	—	—	8,969	104,427	67,413	—	—	180,809
Special Mention	—	—	—	—	—	618	—	—	618
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	8,969	104,427	68,031	—	—	181,427
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	138,044	94,556	30,486	11,715	9,687	9,896	17,197	—	311,581
Special Mention	1,022	4,691	927	—	354	1,213	697	—	8,904
Substandard	2,940	3,909	1,457	258	970	1,001	894	—	11,429
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	142,006	103,156	32,870	11,973	11,011	12,110	18,788	—	331,914
Year-to-date gross charge-offs	1,093	4,600	3,038	567	619	524	—	—	10,441
Franchise finance
Pass	67,065	230,425	172,830	42,869	—	—	—	—	513,189
Special Mention	—	1,978	5,084	6,275	—	—	—	—	13,337
Substandard	—	3,543	6,367	473	—	—	—	—	10,383
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	67,065	235,946	184,281	49,617	—	—	—	—	536,909
Year-to-date gross charge-offs	—	1,171	—	295	—	—	—	—	1,466
Consumer loans
Residential mortgage
Performing	3,577	13,533	183,484	86,213	28,655	55,615	—	—	371,077
Nonperforming	—	—	1,671	609	69	1,734	—	—	4,083
Total residential mortgage	3,577	13,533	185,155	86,822	28,724	57,349	—	—	375,160
Year-to-date gross charge-offs	—	—	101	58	—	—	—	—	159
Home equity
Performing	—	992	1,450	356	414	530	13,621	911	18,274
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	992	1,450	356	414	530	13,621	911	18,274
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	101,965	97,832	88,872	33,177	20,918	64,251	870	—	407,885
Nonperforming	—	—	38	11	1	12	—	—	62
Total other consumer loans	101,965	97,832	88,910	33,188	20,919	64,263	870	—	407,947
Year-to-date gross charge-offs	157	242	300	127	1	182	—	—	1,009
Total Loans	$588,038	$700,374	$973,997	$420,019	$256,915	$1,124,585	$79,127	$911	$4,143,966
Total year-to-date gross charge-offs	$1,250	$6,013	$3,439	$1,047	$620	$901	$—	$—	$13,270

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$175	$—	$—	$175	$206,126	$206,301
Owner-occupied commercial real estate	—	—	—	—	50,046	50,046
Investor commercial real estate	—	—	—	—	644,184	644,184
Construction	—	—	—	—	300,291	300,291
Single tenant lease financing	—	—	—	—	108,146	108,146
Public finance	—	—	—	—	480,119	480,119
Healthcare finance	1,150	344	1,460	2,954	147,568	150,522
Small business lending	3,106	152	9,825	13,083	388,545	401,628
Franchise finance	761	2,788	30,454	34,003	416,337	450,340
Residential mortgage	3,065	1,422	2,794	7,281	341,994	349,275
Home equity	—	—	—	—	15,806	15,806
Other consumer loans	319	69	16	404	422,600	423,004
Total	$8,576	$4,775	$44,549	$57,900	$3,521,762	$3,579,662

	December 31, 2024
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$—	$—	$120,175	$120,175
Owner-occupied commercial real estate	—	—	—	—	53,591	53,591
Investor commercial real estate	—	—	—	—	269,431	269,431
Construction	—	—	—	—	413,523	413,523
Single tenant lease financing	—	—	—	—	949,748	949,748
Public finance	—	—	—	—	485,867	485,867
Healthcare finance	—	—	—	—	181,427	181,427
Small business lending	11,817	1,310	5,587	18,714	313,200	331,914
Franchise finance	9,431	3,279	9,849	22,559	514,350	536,909
Residential mortgage	648	1,711	3,815	6,174	368,986	375,160
Home equity	—	—	—	—	18,274	18,274
Other consumer loans	194	196	27	417	407,530	407,947
Total	$22,090	$6,496	$19,278	$47,864	$4,096,102	$4,143,966

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	September 30, 2025			December 31, 2024
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$264	$—	$—	$—	$—	$—
Single tenant lease financing	1,665	—	—	—	—	—
Healthcare finance	1,460	1,460	—	—	—	—
Small business lending	13,524	12,639	877	11,429	4,778	1,320
Franchise finance	30,978	1,456	—	10,382	—	—
Residential mortgage	4,407	4,407	—	4,083	4,083	1,142
Other consumer loans	75	75	—	61	61	4
Total loans	$52,373	$20,037	$877	$25,955	$8,922	$2,466

Interest income recognized on nonaccrual loans was $0.1 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2024.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	246	—	9,188	9,434	435
Residential mortgage	—	4,407	—	4,407	—
Other consumer loans	—	—	75	75	—
Total loans	$1,900	$4,407	$9,263	$15,570	$435
1 Balance includes $5.6 million of loans guaranteed by the U.S. government.

	December 31, 2024
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	723	—	8,571	9,294	4,167
Franchise finance	—	—	3,468	3,468	679
Residential mortgage	—	4,083	—	4,083	—
Other consumer loans	—	—	22	22	—
Total loans	$2,377	$4,083	$12,061	$18,521	$4,846
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

The Company had one loan modification made to borrowers experiencing financial difficulty during the three months ended September 30, 2025. The Company had ten loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025. The Company had three loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

The following tables present loans that were both experiencing financial difficulty and modified during the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Franchise finance	$562	$562	0.1%
Total	$562	$562

	Three Months Ended September 30, 2024
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	4,028	4,028	0.7%
Total	$7,759	$7,759

The following tables present loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025 and September 30, 2025.

	Nine Months Ended September 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$386	$386	0.2%
Single tenant lease financing	4,672	4,672	4.3%
Healthcare finance	2,610	2,610	1.7%
Small business lending	3,013	3,013	0.8%
Franchise finance	562	562	0.1%
Total	$11,243	$11,243

	Nine Months Ended September 30, 2024
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	4,028	4,028	0.7%
Total	$7,759	$7,759

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended September 30, 2025.

	Twelve Months Ended September 30, 2025
(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$386	$—	$—
Single tenant lease financing	3,007	—	1,665
Healthcare finance	1,150	1,460	—
Small business lending	3,013	—	—
Franchise finance	562	1,156	—
Total	$8,118	$2,616	$1,665

There was one loan totaling $1.7 million that was modified within the twelve months ended September 30, 2025 that subsequently defaulted during the period presented.

Other Real Estate Owned

The Company had $1.8 million in other real estate owned (“OREO”) as of September 30, 2025, which consisted of two small business lending properties. The Company had $0.3 million in OREO as of December 31, 2024, which consisted of one residential mortgage property. There were seven loans totaling $2.4 million and nine loans totaling $2.1 million, in the process of foreclosure at September 30, 2025 and December 31, 2024, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2025 and December 31, 2024.

(amounts in thousands)	September 30, 2025	December 31, 2024
Land	$5,598	$5,598
Construction in process	14	20
Right of use leased asset	114	188
Building and improvements	63,379	63,069
Furniture and equipment	22,536	22,047
Less: accumulated depreciation	(22,798)	(19,469)
Total	$68,843	$71,453

Note 6:        Goodwill

As of September 30, 2025 and December 31, 2024, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended September 30, 2025 or September 30, 2024. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2025. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. However, there is a risk for impairment in the event of declines in general economic, market or business conditions and the resultant effect on forecasted growth rates, or any significant unfavorable change in the Company’s forecasted operations resulting from elevated levels of net charge-offs in the franchise finance and small business lending portfolios. If current and long-term projections decrease materially, the Company may be required to recognize impairment charges, which could be material to the results of operations.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 30, 2025 and 2024 are shown in the table below.

	Three Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$16,736	$13,009
Additions:
Originated[1]	6,703	2,499
Subtractions:
Paydowns	(903)	(689)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(429)	(157)
Loan servicing asset revaluation	$(1,332)	$(846)
Balance, end of period	$22,107	$14,662
1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the three months ended September 30, 2025.

	Nine Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	16,389	10,567
Additions:
Originated[1]	9,384	6,204
Subtractions:
Paydowns	(2,714)	(2,097)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(952)	(12)
Loan servicing asset revaluation	$(3,666)	$(2,109)
Balance, end of period	$22,107	$14,662
1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the nine months ended September 30, 2025.

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2025 and December 31, 2024 are shown in the table below.

(amounts in thousands)	September 30, 2025	December 31, 2024
Loan portfolios serviced for:
SBA guaranteed loans	$1,047,698	$862,089
Single tenant lease financing	835,325	—
Total	$1,883,023	$862,089

Loan servicing revenue totaled $2.1 million and $6.0 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2024, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.3 million and $3.7 million downward valuation for the three and nine months ended September 30, 2025, respectively, and a $0.8 million and $2.1 million downward valuation for the three and nine months ended September 30, 2024, respectively.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(585)	$37,000	$(703)
2030 Note	10,000	(119)	10,000	(137)
2031 Notes	60,000	(910)	60,000	(1,010)
Total	$107,000	$(1,614)	$107,000	$(1,850)

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

Award Activity Under 2022 Plan

The Company recorded $0.5 million and $0.9 million of share-based compensation expense for the three and nine months ended September 30, 2025, respectively, related to stock-based awards under the 2022 Plan. The Company recorded $0.4 million and $1.1 million of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the nine months ended September 30, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	130,748	$24.35	12,040	$31.46	—	$—
Granted	54,948	34.72	16,009	24.72	—	—
Vested	(28,192)	24.32	(12,040)	31.46	—	—
Unvested at September 30, 2025	157,504	$27.97	16,009	$24.72	—	$—

At September 30, 2025, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.7 million with a weighted-average expense recognition period of 1.7 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded no share-based compensation expense for the three months ended September 30, 2025, and less than $0.1 million of share-based compensation expense for the nine months ended September 30, 2025, related to stock-based awards under the 2013 Plan. The Company recorded $0.1 million and $0.2 million of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, related to stock-based awards under the 2013 Plan.

The following table summarizes the stock-based award activity under the 2013 Plan for the nine months ended September 30, 2025.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	22,997	$46.71	—	$—	—	$—
Cancelled/Forfeited	(15,126)	46.71	—	—	—	—
Vested	(7,871)	46.71	—	—	—	—
Unvested at September 30, 2025	—	$—	—	$—	—	$—

At September 30, 2025, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2025.

Deferred Stock Rights
Outstanding, beginning of period	28,821
Granted	145
Outstanding, end of period	28,966

All deferred stock rights granted during the 2025 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2025 and December 31, 2024, the Company had outstanding loan commitments totaling approximately $594.8 million and $667.7 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of September 30, 2025 and December 31, 2024.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2025 or December 31, 2024.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

		September 30, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$67,536	$—	$67,536	$—
Municipal securities	62,552	—	62,552	—
Agency mortgage-backed securities - residential	355,485	—	355,485	—
Agency mortgage-backed securities - commercial	60,509	—	60,509	—
Private label mortgage-backed securities - residential	36,900	—	36,900	—
Asset-backed securities	17,535	—	17,535	—
Corporate securities	25,389	—	25,389	—
Total available-for-sale securities	$625,906	$—	$625,906	$—
Servicing asset	22,107	—	—	22,107
Interest rate swap agreements - assets (back-to-back)	253	—	253	—
Interest rate swap agreements - liabilities (back-to-back)	(253)	—	(253)	—

		December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$82,816	$—	$82,816	$—
Municipal securities	63,654	—	63,654	—
Agency mortgage-backed securities - residential	269,641	—	269,641	—
Agency mortgage-backed securities - commercial	63,331	—	63,331	—
Private label mortgage-backed securities - residential	45,821	—	45,821	—
Asset-backed securities	23,821	—	23,821	—
Corporate securities	38,271	—	38,271	—
Total available-for-sale securities	$587,355	$—	$587,355	$—
Servicing asset	16,389	—	—	16,389
Interest rate swap agreements - assets (back-to-back)	200	—	200	—
Interest rate swap agreements - liabilities (back-to-back)	(200)	—	(200)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$16,736	$13,009
Total realized gains
Additions:
Originated[1]	6,703	2,499
Subtractions:
Paydowns	(903)	(689)
Change in fair value	(429)	(157)
Balance, end of period	$22,107	$14,662
1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the three months ended September 30, 2025.

	Nine Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024
Balance, beginning of period	$16,389	$10,567
Total realized gains
Additions:
Originated[1]	9,384	6,204
Subtractions:
Paydowns	(2,714)	(2,097)
Change in fair value	(952)	(12)
Balance, end of period	$22,107	$14,662
1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the nine months ended September 30, 2025.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2025 and December 31, 2024.

		September 30, 2025
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$337	$—	$—	$337
Other real estate owned	1,801	—	—	1,801

		December 31, 2024
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,296	$—	$—	$4,296

 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$337	Fair value of collateral	Discount for type of property and current market conditions	30% - 40%	31.5%
Servicing asset	22,107	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13%	12.1% 13.3%
Other real estate owned	1,801	Fair value of collateral	Discount to reflect current market conditions	30%	30.0%

(dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$4,296	Fair value of collateral	Discount for type of property and current market conditions	0% - 75%	24.2%
Servicing asset	16,389	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.7% 14%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2025 or December 31, 2024.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2025 and December 31, 2024.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	September 30, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$787,661	$787,661	$787,661	$—	$—
Securities held-to-maturity, net	261,725	248,447	—	248,447	—
Loans held-for-sale	141,580	151,370	—	151,370	—
Net loans	3,543,583	3,482,547	—	—	3,482,547
Accrued interest receivable	26,674	26,674	26,674	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,915,434	4,932,641	2,516,385	—	2,416,256
Advances from Federal Home Loan Bank	249,500	251,975	—	251,975	—
Subordinated debt	105,386	104,862	37,059	67,803	—
Accrued interest payable	1,236	1,236	1,236	—	—

	December 31, 2024 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$466,410	$466,410	$466,410	$—	$—
Securities held-to-maturity, net	249,796	228,851	—	228,851	—
Loans held-for-sale	54,695	58,510	—	58,510	—
Net loans	4,125,877	3,935,009	—	—	3,935,009
Accrued interest receivable	28,180	28,180	28,180	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,933,206	4,943,961	2,236,724	—	2,707,237
Advances from Federal Home Loan Bank	295,000	291,208	—	291,208	—
Subordinated debt	105,150	103,062	37,059	66,003	—
Accrued interest payable	2,495	2,495	2,495	—	—

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

In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances, which resulted in swap termination receipts from counterparties of $2.9 million. As the Company had no further liability exposure to the underlying index hedged, the Company reclassified this amount from accumulated other comprehensive loss to the consolidated statements of operations and recognized a gain on termination of interest rate swaps for the year ended December 31, 2024.

In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. As a result, the Company has no remaining fair value hedge exposure at December 31, 2024.

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and nine months ended September 30, 2025 and 2024, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 9.0 years as of September 30, 2025. The Company had amortization expense totaling $1.0 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, and $1.6 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$44,606	$253	$27,214	$200
Total contracts	$44,606	$253	$27,214	$200
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$44,606	$(253)	$27,214	$(200)
Total contracts	$44,606	$(253)	$27,214	$(200)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company pledged cash collateral of $0.3 million to counterparties as security for its obligations related to these agreements. The Company had no pledged cash collateral as of December 31, 2024 to counterparties as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the effects of the Company’s cash flow hedge relationships on the condensed consolidated statements of comprehensive income during the three and nine months ended September 30, 2025 and 2024.

	Amount of Loss Recognized in Other Comprehensive Income for the Three Months Ended		Amount of Loss Recognized in Other Comprehensive Income for the Nine Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate swap agreements	$—	$(2,670)	$—	$(2,030)

The Company had no changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

The following table presents the effects of the Company’s interest rate swap agreements on the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024.

(amounts in thousands)	Three Months Ended		Nine Months Ended
Line Item in the Condensed Consolidated Statements of Operations	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income
Securities - non-taxable	$—	$421	$—	$1,250
Total interest income	—	421	—	1,250
Interest expense
Deposits	—	—	—	(424)
Other borrowed funds	—	(782)	—	(2,304)
Total interest expense	—	(782)	—	(2,728)
Net interest income	$—	$1,203	$—	$3,978

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2025 and 2024, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2025	$(30,413)	$(2,240)	$—	$(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	12,114	—	—	12,114
Reclassifications from accumulated other comprehensive income to earnings before tax	—	432	—	432
Other comprehensive gain before tax	12,114	432	—	12,546
Income tax provision	2,788	109	—	2,897
Other comprehensive income - net of tax	9,326	323	—	9,649
Balance, September 30, 2025	$(21,087)	$(1,917)	$—	$(23,004)

Balance, January 1, 2024	$(30,174)	$(2,939)	$3,738	$(29,375)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	7,995	—	(2,030)	5,965
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	607	—	607
Other comprehensive gain (loss) before tax	7,995	607	(2,030)	6,572
Income tax provision (benefit)	1,841	149	(467)	1,523
Other comprehensive gain (loss) - net of tax	6,154	458	(1,563)	5,049
Balance, September 30, 2024	$(24,020)	$(2,481)	$2,175	$(24,326)

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended September 30, 2025 and 2024, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Cash Flow Hedges	Total
Balance, July 1, 2025	$(24,514)	$(2,053)	$—	(26,567)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	4,454	—	—	4,454
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	180		180
Other comprehensive gain before tax	4,454	180	—	4,634
Income tax provision	1,027	44	—	1,071
Other comprehensive income - net of tax	3,427	136	—	3,563
Balance, September 30, 2025	$(21,087)	$(1,917)	$—	$(23,004)

Balance, July 1, 2024	$(32,198)	$(2,620)	$4,231	(30,587)
Other comprehensive income (loss) before reclassifications from accumulated other comprehensive loss before tax	10,620	—	(2,670)	7,950
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	185	—	185
Other comprehensive gain (loss) before tax	10,620	185	(2,670)	8,135
Income tax provision (benefit)	2,442	46	(614)	1,874
Other comprehensive income (loss) - net of tax	8,178	139	(2,056)	6,261
Balance, September 30, 2024	$(24,020)	$(2,481)	$2,175	$(24,326)

	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended		Amounts Reclassified from Accumulated Other Comprehensive Loss for the Nine Months Ended		Affected Line Item in the Statements of Operations
(amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Details About Accumulated Other Comprehensive Loss Components
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(180)	(185)	$(432)	$(607)	Interest income
Total amount reclassified before tax	(180)	(185)	(432)	(607)	(Loss) income before income taxes
Tax benefit	(44)	(46)	(109)	(149)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(136)	$(139)	$(323)	$(458)	Net income

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregations Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 16:     Subsequent Event

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The stock repurchase authorization may be modified, suspended, or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased, if any, will depend on the performance of the Company’s stock price and other market conditions.

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are an active lender in the Small Business Administration (“SBA”) 7(a) program, closing $460.4 million in SBA 7(a) loans during the nine months ended September 30, 2025, and currently rank as the 7th largest SBA 7(a) lender for the SBA’s 2025 fiscal year ended. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of September 30, 2025, the Company had consolidated assets of $5.6 billion, consolidated deposits of $4.9 billion and stockholders’ equity of $352.2 million.
Results of Operations

During the third quarter 2025, net loss was $41.6 million, or $4.76 diluted loss per share, compared to net income of $7.0 million, or $0.80 diluted earnings per share, during the third quarter 2024, representing a decrease in net income of $48.6 million, or 695.0%, and a decrease in diluted earnings per share of $5.56, or 695.0%. During the nine months ended September 30, 2025, net loss was $40.5 million, or $4.63 diluted loss per share, compared to the nine months ended September 30, 2024 net income of $17.9 million, or $2.05 per diluted share, resulting in a decrease in net income of $58.4 million, or 325.4%, and a decrease in diluted earnings per share of $6.68, or 325.9%.

The $48.6 million decrease in net income for the third quarter 2025 compared to the third quarter 2024 was due primarily to an increase of $31.4 million, or 926.2%, in the provision for credit losses, a decrease of $36.7 million, or 304.9%, in noninterest income, as well as an increase of $2.7 million, or 11.7%, in noninterest expense, partially offset by an increase of $8.6 million, or 39.5%, in net interest income and a decrease of $13.6 million in income tax expense.

The $58.4 million decrease in net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to an increase of $50.5 million, or 511.3%, in the provision for credit losses, a decrease of $40.1 million, or 127.6%, in noninterest income and an increase of $4.7 million, or 7.0%, in noninterest expense, partially offset by an increase of $19.6, or 30.7%, in net interest income and a decrease of $17.2 million in income tax expense.

During the third quarter 2025, the Company closed on the sale of $836.9 million of single tenant lease financing loans recognizing a pre-tax loss of $37.8 million on the transaction. The transaction was executed as part of an initiative to strengthen the Company’s regulatory capital ratios and improve its interest rate risk position. While the loss on the transaction negatively impacted shareholders’ equity and regulatory capital, the transaction significantly reduced risk-weighted assets, resulting in a net positive effect on regulatory capital ratios. Furthermore, the loan sale reduced the Company’s interest rate risk profile by reducing exposure to longer-duration assets. Additionally, the Company expects the transaction to have a beneficial impact on key profitability metrics, such as net interest margin and return on average assets, in future periods.

Subsequent to September 30, 2025, the Company sold an additional $14.3 million of single tenant lease financing loans resulting in a pre-tax loss of $0.5 million. The Company does not anticipate any additional sales from this transaction.

During the third quarter 2025, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were (2.71%), (42.11%) and (42.62%), respectively, compared to 0.50%, 7.32% and 7.41%, respectively, for the third quarter 2024. During the nine months ended September 30, 2025, ROAA, ROAE and ROATCE were (0.91%), (13.80%) and (13.97%), respectively, compared to 0.45%, 6.42% and 6.51%, respectively, for the nine months ended September 30, 2024.

During the three months ended September 30, 2025, the Company sold $836.9 million of single tenant lease financing loans, which resulted in a net loss on the sale of $29.1 million. Excluding the net loss on the sale of these loans, adjusted net loss for the three months ended September 30, 2025 was $12.5 million and adjusted diluted loss per share was $1.42. Additionally, for the three months ended September 30, 2025, adjusted ROAA, adjusted ROAE and adjusted ROATCE were (0.81%), (12.63%) and (12.78%), respectively.

During the nine months ended September 30, 2025, the Company sold $836.9 million of single tenant lease financing loans, which resulted in a net loss on the sale of $29.1 million. Excluding the net loss on the sale of these loans, adjusted net loss for the nine months ended September 30, 2025 was $11.3 million and adjusted diluted loss per share was $1.29. Additionally, for the nine months ended September 30, 2025, adjusted ROAA, adjusted ROAE and adjusted ROATCE were (0.25%), (3.86%) and (3.91%), respectively.

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

During the third quarter 2025, adjusted pre-tax, pre-provision income (“PTPP”) was $18.1 million, an increase of 64.3% from adjusted PTPP of $11.0 million for the third quarter 2024. The $7.1 million increase was due to an increase of $8.6 million, or 39.5%, in net interest income and an increase of $1.1 million, or 9.5%, in adjusted noninterest income, partially offset by an increase of $2.7 million, or 11.7%, in noninterest expense.

During the nine months ended September 30, 2025, adjusted PTPP was $41.9 million, an increase of 43.7% from adjusted PTPP of $29.1 million for the nine months ended September 30, 2024. The $12.7 million increase was due to an increase of $19.6 million, or 30.7%, in net interest income, partially offset by a decrease of $2.2 million, or 7.2%, in adjusted noninterest income and an increase of $4.7 million, or 7.0%, in noninterest expense.

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

	Three Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,427,200	$68,958	6.18%	$4,029,360	$59,792	5.90%
Securities - taxable	819,941	8,614	4.17%	713,992	6,953	3.87%
Securities - non-taxable	78,602	652	3.29%	78,417	1,042	5.29%
Other earning assets	569,811	6,164	4.29%	526,384	7,203	5.44%
Total interest-earning assets	5,895,554	84,388	5.68%	5,348,153	74,990	5.58%

Allowance for credit losses - loans	(49,495)			(44,572)
Noninterest-earning assets	235,733			220,329
Total assets	$6,081,792			$5,523,910

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,399,323	$11,742	3.33%	$511,446	$2,880	2.24%
Savings accounts	20,035	42	0.83%	22,774	48	0.84%
Money market accounts	1,250,350	11,771	3.73%	1,224,680	12,980	4.22%
Fintech - brokered deposits	—	—	—%	153,012	1,682	4.37%
Certificates and brokered deposits	2,463,302	26,579	4.28%	2,472,166	29,825	4.80%
Total interest-bearing deposits	5,133,010	50,134	3.87%	4,384,078	47,415	4.30%
Other borrowed funds	365,119	3,902	4.24%	620,032	5,810	3.73%
Total interest-bearing liabilities	5,498,129	54,036	3.90%	5,004,110	53,225	4.23%
Noninterest-bearing deposits	174,494			113,009
Other noninterest-bearing liabilities	17,283			26,730
Total liabilities	5,689,906			5,143,849

Shareholders’ equity	391,886			380,061
Total liabilities and shareholders’ equity	$6,081,792			$5,523,910

Net interest income		$30,352			$21,765

Interest rate spread [1]			1.78%			1.35%
Net interest margin [2]			2.04%			1.62%
Net interest margin - FTE [3]			2.12%			1.70%
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

	Nine Months Ended
	September 30, 2025			September 30, 2024
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,359,785	$198,305	6.08%	$3,953,170	$172,321	5.82%
Securities - taxable	832,060	26,139	4.20%	670,728	19,123	3.81%
Securities - non-taxable	79,745	1,967	3.30%	76,257	2,981	5.22%
Other earning assets	471,096	15,692	4.45%	476,697	19,691	5.52%
Total interest-earning assets	5,742,686	242,103	5.64%	5,176,852	214,116	5.52%

Allowance for credit losses - loans	(48,091)			(41,526)
Noninterest-earning assets	231,985			220,165
Total assets	$5,926,580			$5,355,491

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,195,651	$28,483	3.19%	$467,054	$7,538	2.16%
Savings accounts	20,786	131	0.84%	22,760	144	0.85%
Money market accounts	1,220,080	34,220	3.75%	1,228,538	38,727	4.21%
Fintech - brokered deposits	—	—	—%	119,470	3,912	4.37%
Certificates and brokered deposits	2,478,620	81,720	4.41%	2,344,272	83,718	4.77%
Total interest-bearing deposits	4,915,137	144,554	3.93%	4,182,094	134,039	4.28%
Other borrowed funds	444,532	14,111	4.24%	662,824	16,251	3.28%
Total interest-bearing liabilities	5,359,669	158,665	3.96%	4,844,918	150,290	4.14%
Noninterest-bearing deposits	154,604			114,425
Other noninterest-bearing liabilities	20,377			23,037
Total liabilities	5,534,650			4,982,380

Shareholders’ equity	391,930			373,111
Total liabilities and shareholders’ equity	$5,926,580			$5,355,491

Net interest income		$83,438			$63,826

Interest rate spread [1]			1.68%			1.38%
Net interest margin [2]			1.94%			1.65%
Net interest margin - FTE [3]			2.02%			1.74%

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

	Three Months Ended September 30, 2025 vs. September 30, 2024 Due to Changes in			Nine Months Ended September 30, 2025 vs. September 30, 2024 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$6,191	$2,975	$9,166	$18,116	$7,868	$25,984
Securities – taxable	1,091	570	1,661	4,922	2,094	7,016
Securities – non-taxable	17	(407)	(390)	212	(1,226)	(1,014)
Other earning assets	3,106	(4,145)	(1,039)	(228)	(3,771)	(3,999)
Total	10,405	(1,007)	9,398	23,022	4,965	27,987

Interest expense
Interest-bearing deposits	25,497	(22,778)	2,719	27,131	(16,616)	10,515
Other borrowed funds	(6,178)	4,270	(1,908)	(7,871)	5,731	(2,140)
Total	19,319	(18,508)	811	19,260	(10,885)	8,375

(Decrease) increase in net interest income	$(8,914)	$17,501	$8,587	$3,762	$15,850	$19,612

Net interest income for the third quarter 2025 was $30.4 million, an increase of $8.6 million, or 39.5%, compared to $21.8 million for the third quarter 2024. The increase in net interest income was the result of a $9.4 million, or 12.5%, increase in total interest income to $84.4 million for the third quarter 2025 from $75.0 million for the third quarter 2024. The increase in total interest income was partially offset by a $0.8 million, or 1.5%, increase in total interest expense to $54.0 million for the third quarter 2025 from $53.2 million for the third quarter 2024.

Net interest income for the nine months ended September 30, 2025 was $83.4 million, an increase of $19.6 million, or 30.7%, compared to $63.8 million for the nine months ended September 30, 2024. The increase in net interest income was the result of a $28.0 million, or 13.1%, increase in total interest income to $242.1 million for the nine months ended September 30, 2025 from $214.1 million for the nine months ended September 30, 2024. The increase in total interest income was partially offset by an $8.4 million, or 5.6%, increase in total interest expense to $158.7 million for the nine months ended September 30, 2025 from $150.3 million for the nine months ended September 30, 2024.

The increase in total interest income for the third quarter 2025 compared to third quarter 2024 was due primarily to an increase in interest earned on loans, resulting from an increase of 28 bps in the yield earned on loans, including loans held-for-sale, as well as an increase of $397.8 million, or 9.9%, in the average balance of loans, including loans held-for-sale. Related to securities, the average balance increased $106.1 million, or 13.4%, while the yield earned on the securities portfolio increased 8 bps for the third quarter 2025 compared to the third quarter 2024. The yield on funded portfolio loan originations was 7.50% for the third quarter 2025, a decrease of 135 bps compared to the third quarter 2024, reflective of 100 bps of Fed rate cuts in the second half of 2024. However, new origination yields remained well above the overall loan portfolio yield, helping to drive both total interest income and the loan portfolio yield higher.

The increase in total interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to an increase in interest earned on loans, resulting from an increase of 26 bps in the yield on loans, including loans held-for-sale, as well as an increase of $406.6 million, or 10.3%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $164.8 million, or 22.1%, and the yield earned on the securities portfolio increased 17 bps for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in total interest income was partially offset as the yield on other earning assets decreased 107 bps and the average balance of other earning assets decreased $5.6 million, or 1.2%. The increase in the yield earned on loans and securities was due to both existing and newly-originated interest-earning assets, despite the lowered interest rates in September. The yield on funded portfolio loan originations was 7.58% for the nine months ended September 30, 2025, a decrease of 127 bps compared to the nine months ended September 30, 2024.

The increase in total interest expense for the third quarter 2025 compared to the third quarter 2024 was due primarily to increases of $8.9 million, or 307.7%, in interest expense associated with interest-bearing demand deposits, partially offset by decreases of $3.2 million, or 10.9%, in interest expense associated with certificates and brokered deposits, $1.2 million, or 9.3%, in interest expense associated with money market accounts and $1.9 million, or 32.8%, in interest expense associated with other borrowed funds. When combined with deposits formerly classified as fintech – brokered deposits, the increase in interest expense related to interest-bearing demand deposits was driven by an increase in the average balance of $734.9 million, or 110.6%, compared to the third quarter 2024 due to continued growth in fintech deposits, while the cost of funds increased 109 bps due to the change in deposit mix. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 52 bps in the cost of these deposits, as well as a decrease in the average balance of these deposits of $8.9 million, or 0.4%. The decrease in interest expense related to money market accounts was driven by a 49 bp decrease in the cost of these deposits, partially offset by an increase in the average balance of these deposits of $25.7 million, or 2.1%. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $254.9 million, or 41.1%, partially offset by an increase of 51 bps in the cost of funds.

The increase in total interest expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due primarily to an increase of $20.9 million, or 277.9%, in interest expense associated with interest-bearing demand deposits, partially offset by decreases of $4.5 million, or 11.6%, in interest expense associated with money market accounts, $2.1 million, or 13.2%, in interest expense associated with other borrowed funds and $2.0 million, or 2.4%, in interest expense associated with certificates and brokered deposits. When combined with deposits formerly classified as fintech - brokered deposits, the increase in interest expense related to interest-bearing demand deposits was due primarily to a 103 bp increase in the cost of these deposits, as well as an increase of $609.1 million, or 103.9%, in the average balance of these deposits. The decrease in interest expense related to money market accounts was driven primarily by a decrease of 46 bps in the cost of these deposits, as well as a decrease of $8.5 million, or 0.7%, in the average balance of these deposits. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $218.3 million, or 32.9%, partially offset by a 96 bp increase in the cost of these funds. The increase in interest expense related to certificates and brokered deposits was driven by an increase of $134.3 million, or 5.7%, in the average balance of these deposits, partially offset by a decrease of 36 bps in the cost of these deposits. The increase in the average balance of these deposits was driven by the continued benefit from CD repricing, partially offset by lower brokered deposit balances as the Company used on-balance sheet liquidity to pay down higher-cost short term FHLB advances, which is expected to positively impact deposit costs in future periods.

Overall, the cost of total interest-bearing liabilities for the third quarter 2025 decreased 33 bps to 3.90% from 4.23% for the third quarter 2024. The cost of total interest-bearing liabilities for the nine months ended September 30, 2025 decreased 18 bps to 3.96% from 4.14% for the nine months ended September 30, 2024.

Net interest margin (“NIM”) was 2.04% for the third quarter 2025 compared to 1.62% for the third quarter 2024, an increase of 42 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.12% for the third quarter 2025 compared to 1.70% for the third quarter 2024, an increase of 42 bps. NIM was 1.94% for the nine months ended September 30, 2025 compared to
1.65% for the nine months ended September 30, 2024, an increase of 29 bps. FTE NIM was 2.02% for the nine months ended September 30, 2025 compared to 1.74% for the nine months ended September 30, 2024, an increase of 28 bps.

The increase in the third quarter and nine months ended September 30, 2025 NIM and FTE NIM compared to the third quarter and nine months ended September 30, 2024 reflects the combination of deploying cash balances into higher yielding loans and securities and continued improvement in the cost of funds related to deposits.

Noninterest (Loss) Income

The following table shows noninterest (loss) income for each of the periods presented.

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Service charges and fees	$369	$245	$912	$711
Loan servicing revenue	2,055	1,570	6,017	4,363
Loan servicing asset revaluation	(1,332)	(846)	(3,666)	(2,109)
(Loss) gain on sale of loans	(27,103)	9,933	(16,783)	24,761
Other	1,364	1,127	4,857	3,683
Total noninterest (loss) income	$(24,647)	$12,029	$(8,663)	$31,409

During the third quarter 2025, there was a loss in noninterest income of $24.6 million, representing a decrease of $36.7 million, or 304.9%, compared to $12.0 million of noninterest income for the third quarter 2024. The decrease in noninterest income was due primarily to a decrease in gain on sale of loans, partially offset by an increase in other noninterest income. The decrease of $37.0 million, or 372.9%, in gain on sale of loans was due to the sale of $836.9 million of single tenant lease financing loans that was completed during the quarter, which resulted in a pre-tax loss of $37.8 million. Excluding the loss on the loan sale, adjusted noninterest income totaled $13.2 million for the third quarter 2025, an increase of $1.1 million, compared to the third quarter 2024. The increase was driven by higher gain on sale revenue, which consisted almost entirely of sales of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loans. The increase in other noninterest income of $0.2 million, or 3.3%, was due primarily to distributions from fund investments.

During the nine months ended September 30, 2025, there was a loss in noninterest income of $8.7 million, a decrease of $40.1 million, or 127.6%, compared to $31.4 million for the nine months ended September 30, 2024. The decrease in noninterest income was due primarily to a decrease in gain on sale of loans, partially offset by an increase in other noninterest income. The decrease of $41.5 million, or 167.8%, in gain on sale of loans was due primarily to the sale of $836.9 million of single tenant lease financing loans that was completed during the quarter, which resulted in a pre-tax loss of $37.8 million. Excluding the loss on the loan sale, adjusted noninterest income totaled $29.2 million for the nine months ended September 30 2025, a decrease of $2.2 million, compared to the nine months ended September 2024. The decrease was driven by lower gain on sale revenue, which was due to a decrease in the volume of SBA 7(a) guaranteed loans sales, as the Company implemented a process change to hold SBA loans for a longer period of time before selling them in the secondary market. The increase in other noninterest income of $1.2 million, or 31.9%, was due primarily to distributions from fund investments.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended			Nine Months Ended
(amounts in thousands)	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
Salaries and employee benefits	$14,384	$13,456		$38,358	$37,714
Marketing, advertising and promotion	482	548		1,831	1,893
Consulting and professional services	979	902		3,143	2,777
Data processing	651	675		1,942	1,845
Loan expenses	1,850	1,524		4,901	4,566
Premises and equipment	3,572	2,918		9,968	8,898
Deposit insurance premium	1,584	1,219		4,546	3,536
Other	1,957	1,552		6,127	4,924
Total noninterest expense	$25,459	$22,794	22794000	$70,816	$66,153

Noninterest expense for the third quarter 2025 was $25.5 million, representing an increase of $2.7 million, or 11.7%, compared to $22.8 million for the third quarter 2024. The increase in noninterest expense was due primarily to increases in salaries and employee benefits, premises and equipment, deposit insurance premium, other expense and loan expenses. The increase of $0.9 million, or 6.9%, in salaries and employee benefits was driven primarily by an increase in incentive compensation. The increase of $0.7 million, or 22.4%, in premises and equipment was due primarily to software maintenance expense. The increase of $0.4 million, or 29.9%, in deposit insurance premium was due to changes in the composition of the loan portfolio. The increase in other expenses of $0.4 million, or 26.1%, was due primarily to higher fintech volume activity. The increase of $0.3 million, or 21.4%, in loan expenses was due primarily to collection expense, as well as third party servicing associated with SBA and fintech lending.

Noninterest expense for the nine months ended September 30, 2025 was $70.8 million, an increase of $4.7 million, or 7.0%, compared to $66.2 million for the nine months ended September 30, 2024. The increase was due primarily to increases in other expense, premises and equipment, deposit insurance premium, salaries and employee benefits, consulting and professional fees and loan expenses. The increase in other expense of $1.2 million, or 24.4%, was due primarily to higher fintech volume activity. The increase of $1.1 million, or 12.0%, in premises and equipment was due primarily to software maintenance expense. The increase of $1.0 million, or 28.6%, in deposit insurance premium was due to changes in the composition of the loan portfolio. The increase of $0.6 million, or 1.7%, in salaries and employee benefits was due primarily to an increase in incentive compensation. The increase of $0.4 million, or 13.2%, in consulting and professional fees was due mainly to increased legal and audit fees. The increase of $0.3 million, or 7.3%, in loan expenses was due primarily to collection expense, as well as third party servicing associated with SBA and fintech lending.

The Company recorded an income tax benefit of $13.0 million for the third quarter 2025, compared to an income tax provision of $0.6 million and an effective tax rate of 8.1% for the third quarter 2024. The Company recorded an income tax benefit of $15.9 million for the nine months ended September 30, 2025, compared to an income tax provision of $1.3 million and an effective tax rate of 6.6% for the nine months ended September 30, 2024. The income tax benefits recognized during the third quarter 2025 and the nine months ended September 30, 2025 reflect lower pre-tax earnings, as well as the benefit of tax exempt income. The variance from the federal statutory rate for the third quarter 2024 and the nine months ended September 30, 2024 was due primarily to tax-exempt income. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	September 30, 2025	December 31, 2024
Total assets	$5,639,174	$5,737,859
Loans	3,603,506	4,170,646
Total securities	887,631	837,151
Loans held-for-sale	141,580	54,695
Noninterest-bearing deposits	243,539	136,451
Interest-bearing deposits	4,671,895	4,796,755
Total deposits	4,915,434	4,933,206
Advances from Federal Home Loan Bank	249,500	295,000
Total shareholders’ equity	352,168	384,063

Total assets decreased $98.7 million, or 1.7%, to $5.6 billion at September 30, 2025 compared to $5.7 billion at December 31, 2024. The decrease was due primarily to a decline in loans due to the single tenant leasing financing loan sale and lower construction and franchise finance balances, partially offset by higher investor commercial real estate, commercial and industrial and small business lending balances. Total liabilities declined $66.8 million, or 1.2%, to $5.3 billion at September 30, 2025 compared to $5.4 billion at December 31, 2024. The decrease was due mainly to a decline in advances from the Federal Home Loan Bank and, to a lesser extent, a decrease in total deposits. Increased liquidity from growth in fintech partnership deposits allowed the Company to pay down higher cost brokered deposits and advances from the Federal Home Loan Bank throughout 2025.

As of September 30, 2025, total shareholders’ equity was $352.2 million, a decrease of $31.9 million, or 8.3%, compared to December 31, 2024. The decrease in shareholders’ equity was due primarily to the net loss during 2025, partially offset by a decrease in accumulated other comprehensive loss as unrealized losses on securities decreased during the nine months ended September 30, 2025. Tangible common equity totaled $347.5 million as of September 30, 2025, representing a decrease of $31.9 million, or 8.4%, compared to December 31, 2024. The ratio of total shareholders’ equity to total assets decreased to 6.25% as of September 30, 2025 from 6.69% as of December 31, 2024, and the ratio of tangible common equity to tangible assets decreased to 6.17% as of September 30, 2025 from 6.62% as of December 31, 2024.

Book value per common share decreased 8.8% to $40.42 as of September 30, 2025 from $44.31 as of December 31, 2024. Tangible book value per share decreased 8.9% to $39.88 as of September 30, 2025 from $43.77 as of December 31, 2024. The decrease in both book value per common share and tangible book value per share was driven primarily by the decreases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	September 30, 2025		December 31, 2024
Commercial loans
Commercial and industrial	$206,301	5.7%	$120,175	2.9%
Owner-occupied commercial real estate	50,046	1.4%	53,591	1.3%
Investor commercial real estate	644,184	17.9%	269,431	6.5%
Construction	300,291	8.3%	413,523	9.9%
Single tenant lease financing	108,146	3.1%	949,748	22.7%
Public finance	480,119	13.3%	485,867	11.6%
Healthcare finance	150,522	4.2%	181,427	4.4%
Small business lending	401,628	11.1%	331,914	8.0%
Franchise finance	450,340	12.5%	536,909	12.9%
Total commercial loans	2,791,577	77.5%	3,342,585	80.2%
Consumer loans
Residential mortgage	349,275	9.7%	375,160	9.0%
Home equity	15,806	0.4%	18,274	0.4%
Other consumer loans	423,004	11.7%	407,947	9.8%
Total consumer loans	788,085	21.8%	801,381	19.2%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [1]	23,844	0.7%	26,680	0.6%
Total loans	3,603,506	100.0%	4,170,646	100.0%
Allowance for credit losses - loans	(59,923)		(44,769)
Net loans	$3,543,583		$4,125,877

1 Includes carrying value adjustments of $20.2 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2025 and December 31, 2024, respectively.

Total loans were $3.6 billion as of September 30, 2025, a decrease of $567.1 million, or 13.6%, compared to December 31, 2024. Total commercial loan balances were $2.8 billion as of September 30, 2025, down $551.0 million, or 16.5%, from December 31, 2024. Total consumer loan balances were $788.1 million as of September 30, 2025, a decrease of $13.3 million, or 1.66%, compared to December 31, 2024. Compared to December 31, 2024, the decrease in commercial loan balances was driven by the sale of $836.9 million of single tenant lease financing loans that was completed during the third quarter, as well as decreases in construction, franchise finance and continued run off in the healthcare finance portfolio. The decreases were partially offset by increases in investor commercial real estate, which was driven by completed construction projects that were moved to investor commercial real estate upon entering their stabilization period, as well as growth in the commercial and industrial and small business lending portfolios. The slight decrease in consumer loan balances was due primarily to a decrease in the residential mortgage portfolio, partially offset by origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans
Commercial loans:
Commercial and industrial	$264	$—
Healthcare finance	1,460	—
Single tenant lease financing	1,665	—
Small business lending	13,524	11,429
Franchise finance	30,978	10,382
Total commercial loans	47,891	21,811
Consumer loans:
Residential mortgage	4,407	4,083
Other consumer loans	75	61
Total consumer loans	4,482	4,144
Total nonaccrual loans	52,373	25,955

Past due 90 days and accruing loans
Commercial loans:
Small business lending	877	1,320
Total commercial loans	877	1,320
Consumer loans:
Residential mortgage	—	1,142
Other consumer loans	—	4
Total consumer loans	—	1,146
Total past due 90 days and accruing loans	877	2,466

Total nonperforming loans	53,250	28,421

Other real estate owned
Small business lending	1,801	—
Residential mortgage	—	272
Total other real estate owned	1,801	272

Other nonperforming assets	186	212

Total nonperforming assets	$55,237	$28,905

Total nonperforming loans to total loans	1.48%	0.68%
Total nonperforming assets to total assets	0.98%	0.50%
Allowance for credit losses - loans to total loans	1.66%	1.07%
Nonaccrual loans to total loans	1.45%	0.62%
Allowance for credit losses - loans to nonaccrual loans	114.4%	172.5%
Allowance for credit losses - loans to nonperforming loans	112.5%	157.5%

Total nonperforming loans increased $24.8 million, or 87.4%, to $53.3 million as of September 30, 2025 compared to $28.4 million as of December 31, 2024 due primarily to an increase in nonperforming loans in the franchise finance and small business lending portfolios during the year. Total nonperforming assets increased $26.3 million, or 91.1%, to $55.2 million as of September 30, 2025, compared to $28.9 million as of December 31, 2024, due primarily to the aforementioned increase in nonperforming loans and an increase in OREO related to small business lending. As of September 30, 2025, the Company had two small business lending properties in OREO with carrying values of $1.8 million. As of December 31, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended		Nine Months Ended		Year Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024
Balance, beginning of period	$46,517	$43,405	$44,769	$38,774	$38,774
Provision charged to expense	34,393	3,858	60,110	10,360	18,815
Losses charged off
Commercial and industrial	93	—	93	—	—
Single tenant lease financing	—	—	—	195	195
Small business lending	15,883	1,309	31,403	2,171	10,441
Franchise finance	5,385	—	13,471	577	1,466
Residential mortgage	17	17	28	86	159
Other consumer loans	374	425	1,046	760	1,009
Total losses charged off	21,752	1,751	46,041	3,789	13,270
Recoveries
Commercial and industrial	2	3	6	7	8
Small business lending	635	169	808	274	325
Franchise finance	64	—	82	—	—
Residential mortgage	—	—	7	1	1
Home equity	2	3	5	6	7
Other consumer loans	62	34	177	88	109
Total recoveries	765	209	1,085	376	450
Balance, end of period	$59,923	$45,721	$59,923	$45,721	$44,769

Net charge-offs	$20,987	$1,542	$44,956	$3,413	$12,820

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.00%	(0.01%)	(0.01%)	(0.01%)	(0.01%)
Single tenant lease financing	0.00%	0.00%	0.00%	0.03%	0.02%
Small business lending	3.92%	0.48%	9.17%	0.90%	3.39%
Franchise finance	1.51%	0.00%	3.59%	0.14%	0.27%
Fintech partnership lending	0.57%	0.00%	0.59%	0.00%	0.00%
Total commercial net charge-offs	0.77%	0.05%	1.67%	0.11%	0.37%
Residential mortgage	0.02%	0.02%	0.01%	0.03%	0.04%
Home equity	(0.02%)	(0.02%)	(0.04%)	(0.04%)	(0.03%)
Other consumer loans	0.41%	0.46%	0.39%	0.29%	0.28%
Total consumer net charge-offs	0.06%	0.07%	0.15%	0.13%	0.13%
Total net charge-offs to average loans	1.89%	0.15%	1.38%	0.12%	0.32%

The allowance for credit losses - loans (“ACL”) was $59.9 million as of September 30, 2025, compared to $44.8 million as of December 31, 2024. The increase in the ACL reflects updated assumptions to the Company’s CECL model, including updates that significantly increased the ACL related to small business lending, as well as additional specific reserves related to franchise finance loans that were placed on nonaccrual during the nine month period ended September 30, 2025, partially offset by the removal of specific reserves for small business lending and franchise finance loans that were charged off. Furthermore, the ACL as a percentage of total loans was impacted by lower total loan balances following the sale of $836.9 million of single tenant lease financing loans. The ACL as a percentage of total loans was 1.66% at September 30, 2025, compared to 1.07% at December 31, 2024. The ACL as a percentage of nonperforming loans decreased to 112.5% as of September 30, 2025, compared to 157.5% as of December 31, 2024, as the increase in nonperforming loans outweighed the increase in the ACL.

Net charge-offs of $21.0 million were recognized during the third quarter 2025, resulting in net charge-offs to average loans of 1.89%, compared to net charge-offs of $1.5 million, or 0.15% of average loans, for the third quarter 2024. Net charge-offs in the third quarter 2025 were elevated as the Company continued to take action to resolve problem loans in the small business lending and franchise finance portfolios. Approximately $15.2 million of net charge-offs recognized during the quarter were related to small business lending and $5.3 million were related to franchise finance loans, with $3.5 million of existing specific reserves previously applied to these loans.

During the nine months ended September 30, 2025, the Company recorded net charge-offs of $45.0 million, compared to net charge-offs of $3.4 million during the nine months ended September 30, 2024. The increase in net charge-offs for the nine months ended September 30, 2025 was driven primarily by $30.6 million in net charge-offs related to small business lending and $13.4 million in net charge-offs related to franchise finance loans, with $13.4 million of existing specific reserves previously applied to these loans.

The provision for credit losses - loans in the third quarter 2025 was $34.4 million, compared to $3.9 million for the third quarter 2024. The increase in the provision for credit losses - loans for the third quarter 2025 was driven primarily by the net charge-offs, additional specific reserves and the increase in the ACL related to small business lending discussed above, partially offset by the decrease in the ACL resulting from the sale of the single tenant lease financing loans mentioned above and by the decrease in specific reserves related to franchise finance loans that were charged off.

The provision for credit losses - loans during the nine months ended September 30, 2025 was $60.1 million, compared to $10.4 million for the nine months ended September 30, 2024. The increase in the provision for credit losses - loans for the nine months ended September 30, 2025 was driven primarily by the net charge-offs, additional specific reserves and the increase in the ACL related to small business lending discussed above, partially offset by the decrease in the ACL resulting from the sale of the single tenant lease financing loans mentioned above and by the decrease in specific reserves related to small business lending and franchise finance loans that were charged off.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	September 30, 2025	December 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$68,291	$83,811
Municipal securities	64,837	67,441
Agency mortgage-backed securities - residential	378,027	300,914
Agency mortgage-backed securities - commercial	61,272	64,214
Private label mortgage-backed securities - residential	37,389	46,623
Asset-backed securities	17,458	23,802
Corporate securities	26,017	40,049
Total available-for-sale	653,291	626,854
Securities held-to-maturity, net carrying value
Municipal securities	11,011	12,843
Agency mortgage-backed securities - residential	221,144	201,840
Agency mortgage-backed securities - commercial	5,653	5,705
Corporate securities	23,917	29,408
Total held-to-maturity, net carrying value	261,725	249,796
Total securities	$915,016	$876,650

(amounts in thousands)
Approximate Fair Value	September 30, 2025	December 31, 2024
Securities available-for-sale
U.S. Government-sponsored agencies	$67,536	$82,816
Municipal securities	62,552	63,654
Agency mortgage-backed securities - residential	355,485	269,641
Agency mortgage-backed securities - commercial	60,509	63,331
Private label mortgage-backed securities - residential	36,900	45,821
Asset-backed securities	17,535	23,821
Corporate securities	25,389	38,271
Total available-for-sale	625,906	587,355
Securities held-to-maturity
Municipal securities	10,494	11,925
Agency mortgage-backed securities - residential	209,924	184,412
Agency mortgage-backed securities - commercial	4,748	4,548
Corporate securities	23,281	27,966
Total held-to-maturity	248,447	228,851
Total securities	$874,353	$816,206

The approximate fair value of available-for-sale investment securities increased $38.6 million, or 6.6%, to $625.9 million as of September 30, 2025, compared to $587.4 million as of December 31, 2024. The increase was due primarily to an increase of $85.8 million in agency mortgage-backed securities - residential, partially offset by decreases of $15.3 million in U.S. Government-sponsored agencies, $12.9 million in corporate securities, $8.9 million in private label mortgage-backed securities - residential, $6.3 million in asset-backed securities, $2.8 million in agency mortgage-backed securities - commercial and $1.1 million in municipal securities. The Company deployed liquidity during 2025 into new purchases of available-for-sale variable-rate agency mortgage-backed securities - residential, partially offset by net pay down activity in other security types. As of September 30, 2025, the Company had securities with a net carrying value of $261.7 million designated as held-to-maturity, compared to $249.8 million as of December 31, 2024. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential made in the first quarter 2025.

Accrued Income and Other Assets

Accrued income and other assets increased $21.0 million, or 33.3%, to $84.0 million at September 30, 2025, compared to $63.0 million at December 31, 2024. The increase was due primarily to increases of $12.7 million in deferred tax assets, $6.6 million in equity fund investments and $1.5 million in prepaid assets.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $2.5 million, or 13.9%, to $15.5 million at September 30, 2025, compared to $17.9 million at December 31, 2024. The decrease was due primarily to decreases of $2.7 million in accrued salary and benefits and $1.2 million in other accrued expenses, partially offset by increases of $1.2 million in unfunded commitments and $0.3 million in the reserve for unfunded loan commitments.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	September 30, 2025		December 31, 2024
Noninterest-bearing deposits	$243,539	5.0%	$136,451	2.8%
Interest-bearing demand deposits	1,003,950	20.4%	896,661	18.2%
Savings accounts	18,694	0.4%	19,823	0.4%
Money market accounts	1,250,202	25.4%	1,183,789	24.0%
Certificates of deposits	2,115,613	43.0%	2,133,455	43.2%
Brokered deposits	283,436	5.8%	563,027	11.4%
Total deposits	$4,915,434	100.0%	$4,933,206	100.0%

Total deposits decreased $17.8 million, or 0.3%, to $4.9 billion as of September 30, 2025, compared to $4.9 billion as of December 31, 2024. The decrease was due primarily to decreases of $279.6 million, or 49.7%, in brokered deposits and $17.8 million, or 0.8%, in certificates of deposits, partially offset by increases of $107.3 million, or 12.0%, in interest-bearing demand deposits, $107.1 million, or 78.5%, in noninterest-bearing deposits and $66.4 million, or 5.6%, in money market accounts. The increase in noninterest-bearing deposits and interest-bearing demand deposits, driven by growth in fintech partnership deposits, provided the ability to pay down maturing higher-cost brokered deposits and certificates of deposits.

Uninsured deposit balances represented 33% of total deposits at September 30, 2025, up from 25% at December 31, 2024. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 27% as of September 30, 2025, compared to 20% as of December 31, 2024.

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

The following tables present actual and required capital ratios as of September 30, 2025 and December 31, 2024 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2025 and December 31, 2024, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.
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

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$346,448		$262,425	7.00%	N/A	N/A
Bank	417,831	9.24%	261,004	7.00%	$242,361	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	346,448	9.24%	318,659	8.50%	N/A	N/A
Bank	417,831	11.21%	316,934	8.50%	298,290	8.00%
Total capital to risk-weighted assets
Consolidated	491,591	13.11%	393,637	10.50%	N/A	N/A
Bank	464,620	12.46%	391,506	10.50%	372,863	10.00%
Leverage ratio
Consolidated	346,448	5.69%	243,391	4.00%	N/A	N/A
Bank	417,831	6.89%	242,566	4.00%	303,208	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$400,100	9.30%	$301,052	7.00%	N/A	N/A
Bank	475,793	11.11%	299,774	7.00%	$278,362	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	400,100	9.30%	365,563	8.50%	N/A	N/A
Bank	475,793	11.11%	364,012	8.50%	342,599	8.00%
Total capital to risk-weighted assets
Consolidated	542,808	12.62%	451,578	10.50%	N/A	N/A
Bank	520,610	12.16%	449,662	10.50%	428,249	10.00%
Leverage ratio
Consolidated	400,100	6.90%	232,011	4.00%	N/A	N/A
Bank	475,793	8.23%	231,331	4.00%	289,164	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2025 to shareholders of record as of September 30, 2025. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2025, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase authorization is scheduled to expire on September 30, 2027.

Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations.

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. In addition, the Company may elect to hold certain deposit balances off-balance sheet, with optionality to bring them back onto the balance sheet as funding needs evolve. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company supplements deposit growth and enhances interest rate risk management through borrowings and wholesale funding, which are generally advances from the Federal Home Loan Bank (“FHLB”) and brokered deposits.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2025, on a consolidated basis, the Company had $1.4 billion in cash and cash equivalents and investment securities available-for-sale and $141.6 million in loans held-for-sale that were generally available for its cash needs. Further, the Company retains the ability draw upon any deposit balances held off-balance sheet, with optionality to recall $717.7 million of such funds onto the balance sheet at September 30, 2025. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2025, the Bank had the ability to borrow an additional $1.4 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit, which when combined with cash balances and off-balance sheet deposits, totaled $2.9 billion and represented 216% of adjusted uninsured deposit balances.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2025, the Company, on an unconsolidated basis, had $15.3 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2025, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $594.8 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2025 totaled $1.5 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, pre-tax, adjusted total revenue, pre-provision (loss) income, adjusted pre-tax, pre-provision income, adjusted noninterest income, adjusted noninterest expense, adjusted (loss) income before income taxes, adjusted income tax (benefit) provision, adjusted net (loss) income, adjusted diluted (loss) earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for each of the periods presented.

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total equity - GAAP	$352,168	$385,129	$352,168	$385,129
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$347,481	$380,442	$347,481	$380,442

Total assets - GAAP	$5,639,174	$5,823,259	$5,639,174	$5,823,259
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,634,487	$5,818,572	$5,634,487	$5,818,572

Common shares outstanding	8,713,094	8,667,894	8,713,094	8,667,894

Book value per common share	$40.42	$44.43	$40.42	$44.43
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$39.88	$43.89	$39.88	$43.89

Total shareholders’ equity to assets	6.25%	6.61%	6.25%	6.61%
Effect of goodwill	(0.08%)	(0.07%)	(0.08%)	(0.07%)
Tangible common equity to tangible assets	6.17%	6.54%	6.17%	6.54%

Total average equity - GAAP	$391,886	$380,061	$391,930	$373,111
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$387,199	$375,374	$387,243	$368,424

Return on average shareholders’ equity	(42.11%)	7.32%	(13.80%)	6.42%
Effect of goodwill	(0.51%)	0.09%	(0.17%)	0.09%
Return on average tangible common equity	(42.62%)	7.41%	(13.97%)	6.51%

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total interest income	$84,388	$74,990	$242,103	$214,116
Adjustments:
Fully-taxable equivalent adjustments [1]	1,158	1,133	3,484	3,498
Total interest income - FTE	$85,546	$76,123	$245,587	$217,614

Net interest income	$30,352	$21,765	$83,438	$63,826
Adjustments:
Fully-taxable equivalent adjustments [1]	1,158	1,133	3,484	3,498
Net interest income - FTE	$31,510	$22,898	$86,922	$67,324

Net interest margin	2.04%	1.62%	1.94%	1.65%
Effect of fully-taxable equivalent adjustments [1]	0.08%	0.08%	0.08%	0.09%
Net interest margin - FTE	2.12%	1.70%	2.02%	1.74%
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue- GAAP[1]	$5,705	$33,794	$74,775	$95,235
Adjustments:
Gain on sale of loans	37,823	—	37,823	—
Adjusted total revenue	$43,528	$33,794	$112,598	$95,235

Net (loss) income-GAAP	$(41,593)	$6,990	$(40,457)	$17,946
Adjustments:[2]
Provision for credit losses	34,789	3,390	60,330	9,869
Income tax (benefit) provision	(12,950)	620	(15,914)	1,267
Pre-tax, pre-provision (loss) income	$(19,754)	$11,000	$3,959	$29,082

Pre-tax, pre-provision (loss) income	$(19,754)	$11,000	$3,959	$29,082
Adjustments:
Loss on sale of loans	$37,823	$—	$37,823	$—
Adjusted Pre-tax, pre-provision income	$18,069	$11,000	$41,782	$29,082

Noninterest (loss) income - GAAP	$(24,647)	$12,029	$(8,663)	$31,409
Adjustments:
Loss on sale of loans	$37,823	$—	$37,823	$—
Adjusted noninterest income	$13,176	$12,029	$29,160	$31,409

Noninterest expense - GAAP	$25,459	$22,794	$70,816	$66,153
Adjustments:
IT termination fees	—	—	—	(452)
Anniversary expenses	—	—	—	(120)
Adjusted noninterest expense	$25,459	$22,794	$70,816	$65,581

(Loss) Income before income taxes - GAAP	$(54,543)	$7,610	$(56,371)	$19,213
Adjustments:
Loss on sale of loans	37,823	—	37,823	—
IT termination fees	—	—	—	452
Anniversary expenses	—	—	—	120
Adjusted (loss) income before income taxes	$(16,720)	$7,610	$(18,548)	$19,785

Income tax (benefit) provision - GAAP	$(12,950)	$620	$(15,914)	$1,267
Adjustments:[2]
Loss on sale of loans	8,699	—	8,699	—
IT termination fees	—	—	—	95
Anniversary expenses	—	—	—	25
Adjusted income tax (benefit) provision	$(4,251)	$620	$(7,215)	$1,387

Net (loss) income - GAAP	$(41,593)	$6,990	$(40,457)	$17,946
Adjustments:
Loss on sale of loans	29,124	—	29,124	—
IT termination fees	—	—	—	357
Anniversary expenses	—	—	—	95
Adjusted net (loss) income	$(12,469)	$6,990	$(11,333)	$18,398
[1] Calculated as the sum of total interest income, total interest expense and noninterest (loss) income
[2] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Diluted average common shares outstanding	8,742,052	8,768,731	8,730,519	8,756,544

Diluted (loss) earnings per share - GAAP	$(4.76)	$0.80	$(4.63)	$2.05
Adjustments:
Effect of loss on sale of loans	3.33	—	3.34	—
Effect of IT termination fees	—	—	—	0.04
Effect of anniversary expenses	—	—	—	0.01
Adjusted diluted (loss) earnings per share	$(1.43)	$0.80	$(1.29)	$2.10

Return on average assets	(2.71%)	0.50%	(0.91%)	0.45%
Effect of loss on sale of loans	1.90%	0.00%	0.66%	0.00%
Effect of IT termination fees	0.00%	0.00%	0.00%	0.01%
Effect of anniversary expenses	0.00%	0.00%	0.00%	0.00%
Adjusted return on average assets	(0.81%)	0.50%	(0.25%)	0.46%

Return on average shareholders' equity	(42.11%)	7.32%	(13.80%)	6.42%
Effect of loss on sale of loans	29.48%	0.00%	9.94%	0.00%
Effect of IT termination fees	0.00%	0.00%	0.00%	0.13%
Effect of anniversary expenses	0.00%	0.00%	0.00%	0.03%
Adjusted return on average shareholders’ equity	(12.63%)	7.32%	(3.86%)	6.58%

Return on average tangible common equity	(42.62%)	7.41%	(13.97%)	6.51%
Effect of loss on sale of loans	29.84%	0.00%	10.06%	0.00%
Effect of IT termination fees	0.00%	0.00%	0.00%	0.13%
Effect of anniversary expenses	0.00%	0.00%	0.00%	0.03%
Adjusted return on average tangible common equity	(12.78%)	7.41%	(3.91%)	6.67%

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized but is periodically evaluated for impairment under the provisions of ASC Topic 350, Intangibles - Goodwill and Others. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses.

Impairment testing is performed using either a qualitative or quantitative approach. The Company has selected August 31 as the date to perform the annual goodwill impairment test. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists.

To quantitatively test goodwill for impairment, an income-based approach and a market-based approach are completed. The income-based approach utilizes a calculation based on the discounted cash flow method and relies on assumptions, some of which involve a level of subjectivity and judgment. Certain assumptions may be subject to market and economic conditions. Notably, key inputs to estimate the discounted after-tax net income stream and terminal fair value of the Company include projected balance sheet and income statement forecasts prepared by Company management. Further, after-tax net income streams distributable to common equity holders are subjected to a minimum tangible equity requirement of 8.00%. These inputs are discounted by the cost of equity, which includes assumptions involving the Company’s beta, equity risk, size and premiums, and the 20-year treasury yield. Assumptions used in calculating the cost of equity are obtained using market and third-party data.

The market-based approach utilizes two methodologies for its calculation: a peer analysis and a comparable transaction analysis. The peer analysis uses a set of comparable institutions price to earnings and price to tangible book value multiples and applies the multiple to forecasted net income/tangible book value to determine if impairment is present. The peer analysis also includes an assumed control premium in the determination of the fair value of the Company. The comparable transaction analysis applies price-to-earnings and price-to-tangible book value multiples for comparable merger and acquisition activity and applies the multiple to forecasted net income and tangible book value to determine if impairment is present. Notably, the comparable transaction analysis assumes a control premium is already implied within the multiples selected. Upon completion of the income-based approach and market-based approach, the results are then weighted to determine a final estimated fair value of equity. When results were compared to book value, no impairment was indicated as of August 31, 2025.

Judgment is inherent in assessing goodwill for impairment. The various assumptions used in assessing goodwill for impairment involve uncertainties that are beyond the Company’s control and could cause actual results to differ materially from those projected. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and the Company’s stock price falls below current levels for a prolonged period, we will have to reevaluate the impact on the Company’s financial condition and potential impairment of goodwill.

Recent Accounting Pronouncements

Refer to Note 15 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into financial transactions to extend credit, interest rate swap agreements and forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps are arranged to receive hedge accounting treatment and are classified as either fair value or cash flow hedges. Fair value hedges are purchased to convert certain fixed rate assets to floating rate. Cash flow hedges are used to convert certain variable rate liabilities into fixed rate liabilities. In November 2024, the Company’s interest rate swap derivative designated as fair value hedges matured. In December 2024, the Company terminated interest rate swaps utilized as cash flow hedges against Federal Home Loan Bank advances. As a result, the Company had no interest rate swaps that were classified as either fair value or cash flow hedges either at September 30, 2025 or at December 31, 2024. Refer to Note 12 to the condensed consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of September 30, 2025, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	(0.07%)	0.19%	N/A	(0.71%)	(2.01%)
NII - Year 2	0.21%	3.39%	3.82%	2.96%	1.89%
EVE	0.59%	2.68%	N/A	(2.90%)	(6.40%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2025, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	0.08%	0.05%	N/A	(0.51%)	(1.13%)
NII - Year 2	2.66%	3.75%	3.82%	2.86%	1.75%
EVE	(0.09%)	2.37%	N/A	(2.40%)	(5.48%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of First Internet Bancorp (incorporated by reference to Exhibit 3.1 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
3.2	Amended and Restated Bylaws of First Internet Bancorp (incorporated by reference to Exhibit 3.2 to current report on Form 8-K filed May 21, 2020)	Incorporated by Reference
10.1*	Loan Portfolio Purchase Agreement, dated September 5, 2025 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 10, 2025)	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32.1	Section 1350 Certifications	Furnished Electronically
101	Inline XBRL Instance Document (does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)	Filed Electronically
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Electronically
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Electronically
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Electronically
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Electronically
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Electronically
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Electronically
* Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit can be furnished to the SEC upon request. Additionally, certain information that would constitute an unwarranted invasion of personal privacy has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INTERNET BANCORP

11/10/2025	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/10/2025	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)