Form 10-K
period 2025-12-31
First Internet Bancorp
filed 2026-03-11
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2025.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ________ to ________.

Commission File Number 001-35750

First Internet Bancorp
(Exact Name of Registrant as Specified in its Charter)

Indiana	20-3489991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8701 E. 116th Street
Fishers, Indiana	46038
(Address of principal executive offices)	(Zip Code)

(317) 532-7900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common stock, without par value	INBK	The Nasdaq Stock Market LLC
6.0% Fixed to Floating Subordinated Notes due 2029	INBKZ	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $215.0 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 6, 2026, the registrant had 8,716,662 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of our definitive proxy statement for our 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Our commercial banking products and services are delivered through a relationship banking model or through strategic partnerships and include commercial and industrial (“C&I”) lending, construction and investor commercial real estate lending, single tenant lease financing, public finance, specialty finance, small business lending, and commercial deposits and treasury management. Our C&I team provides credit solutions such as lines of credit, term loans, owner-occupied commercial real estate loans and corporate credit cards on a regional basis to commercial borrowers primarily in the Midwest and Southwest regions of the United States. We offer construction, investor commercial real estate loans and single tenant lease financing on a nationwide basis. Our public finance team provides a range of public and municipal lending and leasing products to government entities on a nationwide basis. Our specialty finance team manages our healthcare, franchise finance and equipment finance portfolios and our commercial deposits and treasury management team works with the other commercial teams to provide deposit products and treasury management services to our commercial and municipal lending customers as well as pursues commercial deposit opportunities in business segments where we have no credit relationships.

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We ranked as the 7th largest Small Business Administration (“SBA”) 7(a) lender for the SBA’s 2025 fiscal year. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of December 31, 2025, the Company had consolidated assets of $5.6 billion, consolidated deposits of $4.8 billion and shareholders’ equity of $359.8 million.

Human Capital

As of December 31, 2025, we employed 355 people consisting of 354 full-time employees and 1 part-time employee. Our team members have been, and continue to be, our most valuable assets, helping to create a strong workplace culture that recognizes the unique contributions and perspectives of each individual.

We empower our employees to “Imagine More.” We seek the game-changers, innovators and dreamers – those who are driven to find a better way of doing things for customers and each other. Our employees are encouraged to think outside the box and look for innovative ways to improve efficiency, drive revenue and decrease costs. One example is our Eureka! program, which promotes the submission of unique ideas to a senior leadership panel for review and possible selection. This program enables our employees to serve as team leads and members of cross-functional teams that develop and implement ideas that drive our business while upskilling in the areas of influential leadership, collaboration, communication, critical thinking and change management.

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

We focus on the employee experience and culture. We are a digital bank, but we strongly believe in the power of personal connection and collaboration, resulting in a relationship-rich culture that enables us to live and work to our very best potential. To that end, we promote and support the development of employee-led business resource groups, which currently include First Ladies, LIFT (a professional development group), and BELONG (a group engaged in celebrating and learning about our unique experiences, heritages, etc.). We also offer tuition reimbursement for professional development and a robust internal training program. In addition, we provide leadership training and coaching through certified HR coaches and a third‑party consultant to help employees develop their skills, leverage their strengths, lead effectively, advance their careers, and perform competently and confidently. The professional development program reimburses approved tuition costs, certification costs, registration fees for classes or relevant seminars, and costs of books and computer-based resources as required by class. The internal training program focuses on topics such as privacy, fair banking, skills-training and many industry specific topics and regulations.

Our focus on employees is evidenced by the number of “best workplace” awards we have been honored with over the years. And we remain committed to an entrepreneurial culture, employee growth and empowerment, robust training and support, and competitive compensation and benefits that will enable us to attract the top talent and continue to “Imagine More.”

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

For our C&I lending activities, we compete with super-regional, regional and community banks operating in the Midwest and Southwest regions of the United States. For our single tenant lease financing activities, we compete nationally with regional banks, community banks and credit unions, as well as life insurance companies and commercial mortgage-backed securities lenders. For our construction, investor commercial real estate, public finance and specialty finance activities, we compete nationally with superregional, regional and community banks. These competitors may have significantly greater financial resources and higher lending limits than we do and may also offer specialized products and services that we do not. For our small business lending activities, we compete on a national footprint with other participating SBA-approved lenders, including a large number of superregional, regional and community banks, as well as non-bank lenders. These competitors have resources and/or lending limits that differ greatly from one another.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2025, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

i.5.0% leverage ratio.
ii.6.5% CET1 to risk-weighted assets;
iii.8.0% Tier 1 capital to risk-weighted assets; and
iv.10.0% Total capital to risk-weighted assets;

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. To fund its operations, the Bank historically has relied upon deposits, Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings, Fed Funds lines with correspondent banks and brokered deposits. The FDIA and FDIC regulations limit the ability of banks to accept, renew, or roll over brokered deposits unless the institution is well capitalized. The FDIC may grant a waiver to permit a less than well capitalized bank to hold brokered deposits, but limitations on the rates paid on such deposits will apply, and the bank may also be required to pay a higher deposit insurance assessment on such deposits. The Bank believes it has sufficient liquidity to meet its funding obligations for at least the next twelve months. Additionally, as of December 31, 2025, the Bank had access to $1.6 billion in unused borrowing capacity at the Federal Reserve and FHLB.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of FHLB capital stock. While the required percentage of stock ownership is subject to change by the FHLB, the Bank is following this requirement with an investment in FHLB stock at December 31, 2025 of $28.4 million. Any advances from the FHLB must be secured by specified types of collateral, and long-term advances may be used for the purpose of providing funds to make residential mortgage or commercial loans and to purchase investments. Long-term advances may also be used to help alleviate interest rate risk for asset and liability management purposes. The Bank receives dividends on its FHLB stock.

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

Identity Theft Red Flags. Rules implementing Section 114 of the FACT Act require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the federal banking agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of an Identity Theft Prevention Program that satisfies the requirements of the rules. Rules implementing Section 114 of the FACT Act also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the federal banking agencies issued joint rules under Section 315 of the FACT Act that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. Failure to comply with these rules can subject financial institutions to enforcement actions, fines and other penalties.

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

Small Business Administration lending and other government guaranteed lending is an important part of our business. Our government guaranteed lending programs are dependent upon the U.S. federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an "SBA Preferred Lender"), we enable our customers to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans or other government guaranteed loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition.

Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans, or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition, or results of operations.

The laws, regulations and standard operating procedures that are applicable to government guaranteed loan products may change in the future, particularly in light of the changes being made and scrutiny being given to government funded programs under the current U.S. presidential administration. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to government guaranteed loans could adversely affect our ability to operate profitably.

Societal, legislative and regulatory responses to environmental, social and governance (ESG) concerns, and anti-ESG concerns, as well as diversity, equity, and inclusion (DEI) and anti-DEI concerns, could adversely affect our business and performance, including indirectly through impacts on our customers.

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

Credit Risks

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers may be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards. The weakening of these standards for any reason, a lack of discipline or diligence in underwriting and monitoring loans, the inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, or results of operations.

Our commercial loan portfolio exposes us to higher credit risks than residential real estate loans, including risks relating to the success of the underlying business and conditions in the market or the economy and concentrations in our commercial loan portfolio.

Our commercial loans totaled $2.9 billion, or 78.4% of our total loan portfolio as of December 31, 2025. These loans generally involve higher credit risks than residential real estate loans and are dependent upon our lenders and service providers maintaining close relationships with the borrowers. Payments on these loans are often dependent upon the successful operation and management of the underlying business or assets, and repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Commercial loans typically involve larger loan balances than residential real estate loans and could lead to concentration risks within our commercial loan portfolio. In addition, our C&I, specialty finance and small business loans have primarily been extended to small to medium-sized businesses that generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Our failure to manage this commercial loan growth and the related risks could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2025, approximately 49.8% of our loans held for investment portfolio was comprised of commercial, residential mortgage and home equity loans with real estate as the primary component of collateral. Our real estate lending activities, and our exposure to fluctuations in real estate collateral values, are significant and may increase as our assets increase. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of market conditions in the geographic area in which the real estate is located; in response to factors such as economic downturns and changes in the economic health of industries heavily concentrated in a particular area; and in response to changes in market interest rates, which influence capitalization rates used to value revenue-generating commercial real estate. If the value of real estate serving as collateral for our loans declines materially, a significant part of our loan portfolio could become under-collateralized and losses incurred upon borrower defaults would increase. Conditions in certain segments of the real estate industry, including homebuilding, lot development and mortgage lending, may have an effect on values of real estate pledged as collateral for our loans. The inability of purchasers of real estate, including residential real estate, to obtain financing may weaken the financial condition of our borrowers who are dependent on the sale or refinancing of property to repay their loans. Changes in the economic health of certain industries can have a significant impact on other sectors or industries which are directly or indirectly associated with those industries, and may impact the value of real estate in areas where such industries are concentrated.

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

The Company’s earnings depend substantially on the Company’s interest rate spread, which is the difference between (i) the rates the Bank earns on loans, securities, and other earning assets and (ii) the interest rates the Bank pays on deposits and other borrowings, and its costs of capital. These rates are highly sensitive to many factors beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. If market interest rates rise, especially at the pace they did in 2022 and 2023, the Company will face competitive pressure to increase the rates the Bank pays on deposits, which could negatively affect net interest margin. In addition, the interest rate on the Company’s other subordinated debt have, and are scheduled to change in 2026, from fixed to floating rates. These changes could result in a decrease of net interest income. If market interest rates decline, the Bank could experience fixed-rate loan prepayments and higher investment portfolio cash flows, resulting in a lower reinvestment yield on earning assets. Earnings can also be impacted by the spread between short-term and long-term market interest rates.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered deposits and FHLB advances. Further, in the past, we have raised additional capital in the public debt and equity markets to support balance sheet growth, refinance existing debt obligations, or explore strategic alternatives which may include additional asset, deposit or revenue generation channels. Our ability to source deposits and raise future capital, if needed, will depend upon our financial performance and conditions in the capital markets, as well as economic conditions generally. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. Accordingly, such financing may not be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, it could have a material adverse effect on our business, financial condition and results of operations.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, if such valuations are not reflective of fair market value, then our business, results of operations and financial condition may be materially and adversely affected.

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

As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by customers, employees, or other third parties targeting us or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, spoofing, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud. Further, as a result of the increased sophistication of fraud activity, we continue to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments and costs.

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

The BSA, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s information security program is designed to protect the confidentiality, integrity, and availability of our critical systems and information, including customer information. The program is comprised of policies, procedures, and programs, and is informed by and intended to align with the interagency guidance issued by banking regulators as well as the NIST Cybersecurity Framework (the “Information Security Program”). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the guidance to help us identify, assess, and manage cybersecurity risks relevant to our business.

Cybersecurity Risk Management and Strategy

We are a digital bank. As such, data security is a foundational pillar of our business strategy. We’ve therefore integrated our Information Security Program into the Enterprise Risk Management program, meaning it shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our Information Security Program include:

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

The Company engages in a continuous risk monitoring process that seeks to identify the likelihood and impact of internal and external threats to our information security systems and data and assesses the sufficiency of the controls in place to mitigate these threats to acceptable levels. Incidents are reported to and handled under our Incident Response Policy, which designates an incident response team and includes procedures and processes to identify, assess, respond to, mitigate and report on cybersecurity incidents.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. Please see Part I, Item 1A Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Cybersecurity Governance

Our Board of Directors keeps apprised of and oversees technology risk and cybersecurity of the Company. The Board receives updates from the Company’s Chief Information Officer or Information Security Officer (“ISO”) on a quarterly basis and receives cybersecurity training on at least an annual basis. While the entire Board receives reporting and training, the Board has delegated certain specific responsibility for overseeing cybersecurity threats, among other things, to its Risk Committee. Our ISO and Chief Risk Officer provide the Risk Committee and the Company’s internal Enterprise Risk Management Committee periodic and as needed reports on our cybersecurity risks and cybersecurity incidents, if any.

The Risk Committee and the entire Board review and approve the Company’s information security policies and certain other relevant policies on at least an annual basis. Our ISO and Chief Information Officer, who share the responsibility of overseeing and managing the Information Security Program, collectively have decades of experience in the system, network, and cybersecurity space. The Chief Information Officer serves on the Enterprise Risk Management Committee, which is chaired by our Chief Risk Officer. They are supported by our team of technology professionals, who are responsible for information technology security monitoring and for managing the controls designed to identify, detect, protect against, respond to and recover from cybersecurity threats and cybersecurity incidents.

Item 2.        Properties

The Company and the Bank are headquartered in a 172,630 square foot mixed-use building located at 8701 East 116th Street, Fishers, IN 46038. The Bank’s wholly-owned subsidiary, SPF15, Inc., owns and operates the building and property. The Company considers its property to be in adequate condition and suitable for its intended purposes.
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

As of March 6, 2026, the Company had 8,716,662 shares of common stock issued and outstanding, and there were 98 holders of record of common stock.

Dividends

Total cash dividends declared by the Company in 2025 were $0.24 per share. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of December 31, 2025. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The following table presents information with respect to purchases of the Company’s common stock made during the fourth quarter of 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3).

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Programs
October 1, 2025 - October 31, 2025	4,000	$18.36	4000	$24,927
November 1, 2025 - November 30, 2025	19,000	18.38	19,000	24,577
December 1, 2025 - December 31, 2025	4,998	19.89	4,998	24,478
Total	27,998		27,998

Stock Performance Graph

The following graph and table compares the five-year cumulative total return to shareholders of First Internet Bancorp common stock with that of the Nasdaq Composite Index and the S&P U.S. BMI Banks Index. The following assumes $100 invested on December 31, 2020 in First Internet Bancorp, the Nasdaq Composite Index and the S&P U.S. BMI Bank Index, and assumes that dividends are reinvested. The historical stock price performance for our common stock is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
350
300
250
200
150
100
50
2020
2021
2022
2023
2024
2025
S&P U.S. BMI Banks Index
Nasdaq Composite Index
First Internet Bancorp

	December 31,
Index	2020	2021	2022	2023	2024	2025
First Internet Bancorp	$100.00	$164.81	$85.68	$86.54	$129.74	$75.99
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Item 6.    [RESERVED]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2025 and 2024. Discussion, analysis and comparisons of the years ended December 31, 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Results of Operations

During the twelve months ended December 31, 2025, net loss was $35.2 million, or $4.03 diluted loss per share, compared to net income of $25.3 million, or $2.88 per diluted share, for the twelve months ended December 31, 2024 and net income of $8.4 million, or $0.95 per diluted share, for the twelve months ended December 31, 2023.

The $60.4 million decrease in net income for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 was due primarily to an increase of $55.2 million, or 323.6%, in provision for credit losses, a decrease of $44.6 million, or 94.3%, in noninterest income and an increase of $4.9 million, or 5.5%, in noninterest expense, partially offset by an increase of $26.4 million, or 30.2%, in net interest income and a decrease of $18.0 million in income tax expense.

During the twelve months ended December 31, 2025, the Company closed on the sale of $851.2 million of single tenant lease financing loans recognizing a pre-tax loss of $38.2 million on the transaction. The transaction was executed as part of an initiative to strengthen the Company’s regulatory capital ratios and improve its interest rate risk position. While the loss on the transaction negatively impacted shareholders’ equity and regulatory capital, the transaction significantly reduced risk-weighted assets, resulting in a net positive effect on regulatory capital ratios. Furthermore, the loan sale reduced the Company’s interest rate risk profile by reducing exposure to longer-duration assets. Additionally, the Company expects the transaction to have a beneficial impact on key profitability metrics, such as net interest margin and return on average assets, in future periods.

During the twelve months ended December 31, 2025, return on average assets (“ROAA”), return on average equity (“ROAE”) and return on average tangible common equity (“ROATCE”) were (0.60%), (9.15%) and (9.26%), respectively. Excluding the after tax net loss on the sale of the single tenant lease financing loans, adjusted net loss for the twelve months ended December 31, 2025, was $5.7 million, and adjusted diluted loss per share was $0.66. Additionally, for the twelve months ended December 31, 2025, adjusted ROAA, adjusted ROAE and adjusted ROATCE were (0.10%), (1.49%) and (1.51%), respectively.

The increase in net income of $16.9 million for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 was due primarily to increases of $21.2 million, or 81.2%, in noninterest income and $12.5 million, or 16.7%, in net interest income, partially offset by increases of $10.7 million, or 13.4%, in noninterest expense, $5.7 million in income tax expense and $0.4 million, or 2.5%, in provision for credit losses.

During the twelve months ended December 31, 2024, ROAA, ROAE and ROATCE were 0.46%, 6.70% and 6.78%, respectively. The Company recognized gains of $2.9 million from the termination of interest rate swap agreements and $1.8 million from the prepayment of FHLB advances, as well as expenses of $0.5 million in IT termination fees and $0.1 million in anniversary expenses. Adjusted for these items, net income for the twelve months ended December 31, 2024 was $22.0 million, and adjusted diluted earnings per share was $2.51. Additionally, for the twelve months ended December 31, 2024, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.40%, 5.83% and 5.90%, respectively.

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

	Twelve Months Ended
	December 31, 2025			December 31, 2024			December 31, 2023
(dollars in thousands)	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost	Average Balance	Interest/Dividends	Yield/Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$4,223,146	$259,840	6.15%	$3,997,397	$233,844	5.85%	$3,685,729	$192,337	5.22%
Securities - taxable	839,878	34,950	4.16%	692,806	26,742	3.86%	551,479	17,189	3.12%
Securities - non-taxable	79,897	2,618	3.28%	77,987	3,775	4.84%	72,571	3,532	4.87%
Other earning assets	519,976	22,749	4.38%	516,836	27,526	5.33%	500,061	26,384	5.28%
Total interest-earning assets	5,662,897	320,157	5.65%	5,285,026	291,887	5.52%	4,809,840	239,442	4.98%

Allowance for credit losses - loans	(51,440)			(42,758)			(36,038)
Noninterest-earning assets	237,366			220,462			194,712
Total assets	$5,848,823			$5,462,730			$4,968,514

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,152,210	$36,007	3.13%	$494,082	$10,448	2.11%	$366,082	$6,186	1.69%
Savings accounts	20,229	171	0.85%	22,336	189	0.85%	29,200	249	0.85%
Money market accounts	1,243,300	45,459	3.66%	1,230,443	51,036	4.15%	1,276,602	49,890	3.91%
Fintech - brokered deposits	—	—	—%	141,860	6,023	4.25%	33,039	1,402	4.24%
Certificates and brokered deposits	2,451,191	106,753	4.36%	2,430,205	115,454	4.75%	2,040,041	85,636	4.20%
Total interest-bearing deposits	4,866,930	188,390	3.87%	4,318,926	183,150	4.24%	3,744,964	143,363	3.83%
Other borrowed funds	421,947	18,007	4.27%	629,137	21,360	3.40%	719,617	21,175	2.94%
Total interest-bearing liabilities	5,288,877	206,397	3.90%	4,948,063	204,510	4.13%	4,464,581	164,538	3.69%
Noninterest-bearing deposits	154,712			114,396			125,816
Other noninterest-bearing liabilities	20,802			23,056			20,317
Total liabilities	5,464,391			5,085,515			4,610,714

Shareholders' equity	384,432			377,215			357,800
Total liabilities and shareholders' equity	$5,848,823			$5,462,730			$4,968,514

Net interest income		$113,760			$87,377			$74,904

Interest rate spread[1]			1.75%			1.39%			1.29%
Net interest margin[2]			2.01%			1.65%			1.56%
Net interest margin - FTE[3]			2.09%			1.74%			1.67%

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

	Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended December 31, 2025 vs. December 31, 2024 Due to Changes in			Twelve Months Ended December 31, 2024 vs. December 31, 2023 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$13,624	$12,372	$25,996	$17,100	$24,407	$41,507
Securities – taxable	6,009	2,199	8,208	4,961	4,592	9,553
Securities – non-taxable	90	(1,247)	(1,157)	265	(22)	243
Other earning assets	166	(4,943)	(4,777)	891	251	1,142
Total	19,889	8,381	28,270	23,217	29,228	52,445

Interest expense
Interest-bearing demand deposits	18,753	6,806	25,559	2,491	1,771	4,262
Savings accounts	(18)	—	(18)	(60)	—	(60)
Money market accounts	527	(6,104)	(5,577)	(1,847)	2,993	1,146
Fintech - brokered deposits	(6,023)	—	(6,023)	4,618	3	4,621
Certificates and brokered deposits	976	(9,677)	(8,701)	17,699	12,119	29,818
Other borrowed funds	(8,047)	4,694	(3,353)	(2,867)	3,052	185
Total	6,168	(4,281)	1,887	20,034	19,938	39,972

Increase in net interest income	$13,721	$12,662	$26,383	$3,183	$9,290	$12,473

Net interest income for the twelve months ended December 31, 2025 was $113.8 million, an increase of $26.4 million, or 30.2%, compared to $87.4 million for the twelve months ended December 31, 2024. The increase in net interest income was the result of a $28.3 million, or 9.7%, increase in total interest income to $320.2 million for the twelve months ended December 31, 2025 compared to $291.9 million for the twelve months ended December 31, 2024. The increase in total interest income was partially offset by a $1.9 million, or 0.9%, increase in total interest expense to $206.4 million for the twelve months ended December 31, 2025 compared to $204.5 million for the twelve months ended December 31, 2024.

The growth in total interest income was due primarily to an increase in interest earned on loans, resulting from an increase of 30 bps in the yield earned on loans, as well as an increase of $225.7 million, or 5.6%, in the average balance of loans, including loans held-for-sale. Additionally, the average balance of securities increased $149.0 million, or 19.3%, and the yield earned on the securities portfolio increased 13 bps. The increase in total interest income was partially offset by a 95 bp decrease in the yield on other earning assets. The increase in the yield earned on loans was driven by new originations throughout the year as the yield on funded portfolio originations was 7.31%, well above the overall loan portfolio yield. Additionally, the yield earned on the loan portfolio benefitted from the sale of the single tenant lease financing loans, which had interest rates below the overall loan portfolio yield. The increase in the yield earned on securities was primarily driven by new securities purchases during the year, partially offset by the maturity of an interest rate swap designed to enhance the yield on certain municipal securities. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rates on cash balances held at the Federal Reserve.

The increase in total interest expense was due primarily to an increase of $25.6 million, or 244.6%, in interest expense associated with interest-bearing demand deposits, partially offset by decreases of $8.7 million, or 7.5%, in interest expense associated with certificates and brokered deposits, $5.6 million, or 10.9%, in interest expense associated with money market accounts and $3.4 million, or 15.7%, in interest expense associated with other borrowed funds. When combined with deposits formerly classified as fintech - brokered deposits, the increase in interest expense related to interest-bearing demand deposits was due primarily to a 378 bp increase in the cost of these deposits, as well as an increase of $516.3 million, or 81.2%, in the average balance of these deposits. The decrease in interest expense related to certificates and brokered deposits was driven by a 39 bp decline in cost of these deposits, partially offset by a slight increase in the average balance of these deposits. The decrease in the cost of funds was due to the combination of lower rates on new certificates of deposit production and using on-balance sheet liquidity to paydown higher-cost brokered deposits as they matured. The decrease in interest expense related to money market accounts was driven primarily by a decrease of 49 bps in the cost of these deposits, partially offset by a slight increase in the average balance of these deposits. The decrease in the cost of funds was due to the impact of decreases in the Fed Funds rate late in 2024 and in the second half of 2025. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $207.2 million, or 32.9%, partially offset by an 87 bp increase in the cost of these funds. The decrease in the average balance of other borrowed funds was driven primarily by the early paydown of Federal Home Loan Bank advances late in 2024 as the Company deployed excess on-balance liquidity to reduce the size of the balance sheet and lower interest expense in future periods. The increase in the cost of the funds was due mainly to the cost of one issuance of subordinated debt repricing higher as its fixed-rate term expired in the third quarter of 2024 and converted to variable rate.

Net interest margin (“NIM”) was 2.01% for the twelve months ended December 31, 2025 compared to 1.65% for the twelve months ended December 31, 2024, an increase of 36 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.09% for the twelve months ended December 31, 2025 compared to 1.74% for the twelve months ended December 31, 2024, an increase of 35 bps. The increase in NIM and FTE NIM compared to the twelve months ended December 31, 2024 reflects the combination of higher yields on loans and securities and continued improvement in the cost of funds related to deposits.

Noninterest Income

The following table presents noninterest income for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2025	2024	2023
Service charges and fees	$1,366	$959	$851
Loan servicing revenue	8,730	6,188	3,833
Loan servicing asset revaluation	(5,466)	(2,537)	(1,463)
Mortgage banking activities	—	—	76
(Loss) gain on sale of loans	(8,313)	33,329	20,526
Other	6,395	9,406	2,302
Total noninterest income	$2,712	$47,345	$26,125

Noninterest income for the twelve months ended December 31, 2025 was $2.7 million, representing a decrease of $44.6 million, or 94.3%, compared to $47.3 million for the twelve months ended December 31, 2024. Excluding the pre-tax loss of $38.2 million on the sale of the single tenant lease financing loans, adjusted noninterest income for the twelve months ended December 31, 2025 was $40.9 million. Excluding the gain on termination of interest rate swaps of $2.9 million and the gain on prepayment of FHLB advances of $1.8 million, adjusted noninterest income for the twelve months ended December 31, 2024 was $42.6 million.

The decline in adjusted noninterest income of $1.7 million, or 3.9%, was due primarily to a decrease of $3.4 million, or 10.2%, in gain on sale of loans, partially offset by an increase of $1.7 million in other noninterest income. During 2025, the Company recognized $29.4 million in gain of sales of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loans compared to $33.2 million in 2024. The decrease was due mainly to a decrease in sold loan volume as the Company implemented a process change in the second quarter 2025 to hold SBA loans held-for-sale longer before selling into the secondary market. This process change had a one quarter effect as gain on sale revenue reverted to normalized levels in the third quarter 2025. The increase in other noninterest income was primarily driven by higher fintech partnership revenue resulting from increased program management fees and higher payments volume.

Noninterest Expense

The following table presents noninterest expense for the three most recent years.

	Twelve Months Ended December 31,
(amounts in thousands)	2025	2024	2023
Salaries and employee benefits	$51,026	$51,756	$45,322
Marketing, advertising and promotion	2,475	2,589	2,567
Consulting and professional services	4,327	3,744	3,082
Data processing	2,654	2,448	2,373
Loan expenses	6,714	5,947	5,756
Premises and equipment	13,673	11,902	10,599
Deposit insurance premium	6,109	5,000	3,880
Other	8,049	6,724	5,857
Total noninterest expense	$95,027	$90,110	$79,436
Noninterest expense for the twelve months ended December 31, 2025 was $95.0 million, representing an increase of $4.9 million or 5.5%, compared to $90.1 million for the twelve months ended December 31, 2024. Excluding the IT termination fees of $0.5 million and anniversary expenses of $0.1 million, adjusted noninterest expense for the twelve months ended December 31, 2024 was $89.5 million.

The decline in adjusted noninterest expense of $5.5 million, or 6.1%, was due primarily to increases of $2.2 million, or 19.4%, in premises and equipment, $1.4 million, or 21.9%, in other noninterest expense and $1.1 million, or 22.2%, in deposit insurance premium. The increase in premises and equipment was driven by higher software maintenance costs. The increase in other noninterest expense was due mainly to higher fintech volume activity and the increase in deposit insurance premium was due to changes in the composition of the loan portfolio.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025.

	December 31, 2025
(amounts in thousands)	Amount	Percent
U.S. federal statutory tax rate	$(10,682)	(21.0%)
State and local income tax, net of federal tax effect [1]	(1,189)	(2.3%)
Effect of:
Tax credits	(206)	(0.4%)
Nontaxable or nondeductible items:
Income from tax-exempt securities and loans	(3,497)	(6.9%)
Other	(127)	(0.3%)
Total	$(15,701)	(30.9%)

1 The states that contribute to the majority (greater than 50%) of the tax effect in the category include Indiana and Florida for 2025.

The following table reconciles reported income tax provision (benefit) to that computed at the statutory federal tax rate for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09.

	December 31,
(amounts in thousands)	2024	2023
Statutory rate times pre-tax income	$5,784	$1,037
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,500)	(3,951)
State income taxes, net of federal tax effect	47	(30)
Bank-owned life insurance	(262)	(215)
Tax credits	(110)	(168)
Other differences	307	(150)
Income tax provision (benefit)	$2,266	$(3,477)

We recognized an income tax benefit of $15.7 million in 2025, compared to an income tax provision of $2.3 million and an effective tax rate of 8.2% in 2024 and a benefit of $3.5 million in 2023. Our federal statutory tax rate was 21% in 2024. The variance from the federal statutory rate was due primarily to tax-exempt income. Interest income on certain loans or securities issued by governmental, municipal and not-for-profit entities, and earnings from bank-owned life insurance were the primary components of tax-exempt income. The income tax benefit recognized during 2025 also reflects the impact of a pre-tax loss of $38.2 million from the loss on the sale of the single tenant lease financing loans.

Financial Condition

The following table presents summary balance sheet data as of the end of the last two years.

(amounts in thousands)	December 31,
Balance Sheet Data:	2025	2024
Total assets	$5,571,647	$5,737,859
Loans	3,746,728	4,170,646
Total securities	1,029,296	837,151
Loans held-for-sale	108,608	54,695
Noninterest-bearing deposits	146,879	136,451
Interest-bearing deposits	4,692,934	4,796,755
Total deposits	4,839,813	4,933,206
Advances from Federal Home Loan Bank	249,500	295,000
Total shareholders' equity	359,767	384,063

Total assets decreased $166.2 million, or 2.9%, to $5.6 billion as of December 31, 2025 compared to $5.7 billion as of December 31, 2024. The decrease was driven by a decline in loans due to the single tenant lease financing loan sale and lower franchise finance balances, partially offset by higher investor commercial real estate, commercial and industrial and small business lending balances. Total liabilities declined $141.9 million, or 2.7%, to $5.2 billion at December 31, 2025 compared to $5.4 billion at December 31, 2024. The decrease was due mainly to a decrease in total deposits, as well as a decline in advances from the Federal Home Loan Bank. Increased liquidity from growth in fintech partnership deposits allowed the Company to pay down higher cost brokered deposits and advances from the Federal Home Loan Bank throughout 2025. Additionally, following the sale of the single tenant lease financing loans, the Company moved a significant amount of fintech deposits off-balance sheet in order to manage the overall size of the balance sheet.

As of December 31, 2025, total shareholders’ equity was $359.8 million, a decrease of $24.3 million, or 6.3%, compared to December 31, 2024. The decrease in shareholders’ equity was due primarily to the net loss during 2025, partially offset by a decrease in accumulated other comprehensive loss as unrealized losses on securities declined during the year. Tangible common equity totaled $355.1 million as of December 31, 2025, representing a decrease of $24.3 million, or 6.4%, compared to December 31, 2024. The ratio of total shareholders’ equity to total assets decreased to 6.46% as of December 31, 2025 from 6.69% as of December 31, 2024 and the ratio of tangible common equity to tangible assets decreased to 6.38% as of December 31, 2025 from 6.62% as of December 31, 2024.

Book value per common share decreased 6.5% to $41.41 as of December 31, 2025 from $44.31 as of December 31, 2024. Tangible book value per share decreased 6.6% to $40.87 as of December 31, 2025 from $43.77 as of December 31, 2024. The decrease in both book value per common share and tangible book value per common share was driven primarily by the decreases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Item 7 of Part II of this report, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table provides information regarding our loan portfolio as of the end of the last two years.

	December 31,
(dollars in thousands)	2025		2024
Commercial loans
Commercial and industrial	$221,714	5.9%	$120,175	2.9%
Owner-occupied commercial real estate	48,575	1.3%	53,591	1.3%
Investor commercial real estate	647,394	17.3%	269,431	6.5%
Construction	372,668	9.9%	413,523	9.9%
Single tenant lease financing	222,925	5.9%	949,748	22.7%
Public finance	442,234	11.8%	485,867	11.6%
Healthcare finance	139,469	3.7%	181,427	4.4%
Small business lending [1]	430,024	11.5%	331,914	8.0%
Franchise finance	417,045	11.1%	536,909	12.9%
Total commercial loans	2,942,048	78.4%	3,342,585	80.2%
Consumer loans
Residential mortgage	343,110	9.2%	375,160	9.0%
Home equity	14,725	0.4%	18,274	0.4%
Other consumer	425,458	11.4%	407,947	9.8%
Total consumer loans	783,293	21.0%	801,381	19.2%
Total commercial and consumer loans	3,725,341	99.4%	4,143,966	99.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [2]	21,387	0.6%	26,680	0.6%
Total loans	3,746,728	100.0%	4,170,646	100.0%
Allowance for credit losses - loans	(55,686)		(44,769)
Net loans	$3,691,042		$4,125,877
1 Balances include $52.2 million and $34.0 million that are guaranteed by the U.S. government as of December 31, 2025 and December 31, 2024, respectively.
2 Includes carrying value adjustments of $19.1 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2025 and December 31, 2024, respectively.

Total loans were $3.7 billion as of December 31, 2025, a decrease of $423.9 million, or 10.2%, compared to December 31, 2024. Total commercial loan balances were $2.9 billion, as of December 31, 2025, a decrease of $400.5 million, or 12.0%, from December 31, 2024. Total consumer loan balances were $783.3 million as of December 31, 2025, a decrease of $18.1 million, or 2.3%, compared to December 31, 2024. Compared to December 31, 2024, the decrease in commercial loan balances was driven by the sale of the single tenant lease financing loans, planned run-off in the franchise finance and healthcare finance portfolios and a decline in the fixed rate public finance portfolio. The decreases were partially offset by increases in investor commercial real estate, which was driven by completed construction projects that were moved to investor commercial real estate upon entering their stabilization period, as well as growth in the commercial and industrial and small business lending portfolios. The slight decrease in consumer loan balances was due primarily to expected run-off in the residential mortgage portfolio, partially offset by origination activity in the other consumer loans portfolio.

Loan Maturities and Rate Sensitivity

The following table shows the contractual maturity distribution intervals (without regard to repayment or repricing schedules) of the outstanding loans in our portfolio as of December 31, 2025.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Commercial loans
Commercial and industrial	$13,295	$106,847	$101,572	$—	$221,714
Owner-occupied commercial real estate	5,618	21,992	20,965	—	48,575
Investor commercial real estate	450,237	196,641	516	—	647,394
Construction	130,412	238,536	3,720	—	372,668
Single tenant lease financing	21,939	163,593	37,393	—	222,925
Public finance	13,262	110,941	315,411	2,620	442,234
Healthcare finance	2,237	95,239	41,993	—	139,469
Small business lending	37	7,327	357,467	65,193	430,024
Franchise finance	1,329	239,162	176,554	—	417,045
Total commercial loans	638,366	1,180,278	1,055,591	67,813	2,942,048
Consumer loans
Residential mortgage	473	363	13,133	329,141	343,110
Home equity	731	229	3,147	10,618	14,725
Other consumer	447	19,703	337,192	68,116	425,458
Total consumer loans	1,651	20,295	353,472	407,875	783,293
Total commercial and consumer loans	$640,017	$1,200,573	$1,409,063	$475,688	$3,725,341

The following table shows the rate sensitivity of the outstanding loans in our portfolio by the contractual maturity distribution intervals as of December 31, 2025.

(amounts in thousands)	Within 1 Year	1-5 Years	5-15 Years	Beyond 15 Years	Total
Fixed rate	$60,523	$702,570	$1,020,338	$365,377	$2,148,808
Variable rate	579,494	498,003	388,725	110,311	1,576,533
Total commercial and consumer loans	$640,017	$1,200,573	$1,409,063	$475,688	$3,725,341

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory policies with loan approval limits approved by the Board of Directors of the Bank. Loan officers have underwriting and approval authorization of varying amounts based on their lending experience and product type. Additionally, based on the amount of the loan, multiple approvals may be required. Based on the Bank’s legal lending limit, the maximum it could lend to any one borrower at December 31, 2025 was $70.4 million.

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

Asset Quality

	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans
Commercial loans:
Commercial and industrial	$240	$—
Single tenant lease financing	1,665	—
Healthcare finance	2,596	—
Small business lending [1]	19,781	11,429
Franchise finance	26,978	10,382
Total commercial loans	51,260	21,811
Consumer loans:
Residential mortgage	4,893	4,083
Other consumer	234	61
Total consumer loans	5,127	4,144
Total nonaccrual loans	56,387	25,955

Past due 90 days and accruing loans
Commercial loans:
Small business lending	—	1,320
Franchise finance	1,144	—
Total commercial loans	1,144	1,320
Consumer loans:
Residential mortgage	1,007	1,142
Other consumer	—	4
Total consumer loans	1,007	1,146
Total past due 90 days and accruing loans	2,151	2,466

Total nonperforming loans	58,538	28,421

Other real estate owned
Small business lending	2,631	—
Residential mortgage	—	272
Total other real estate owned	2,631	272

Other nonperforming assets	186	212

Total nonperforming assets	$61,355	$28,905

Total nonperforming loans to total loans	1.56%	0.68%
Total nonperforming assets to total assets	1.10%	0.50%
Allowance for credit losses - loans to total loans	1.49%	1.07%
Nonaccrual loans to total loans	1.50%	0.62%
Allowance for credit losses - loans to nonaccrual loans	98.8%	172.5%
Allowance for credit losses - loans to nonperforming loans	95.1%	157.5%

 1 Balances include $13.6 million and $4.9 million that are guaranteed by the U.S. government as of December 31, 2025 and December 31, 2024, respectively.

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

Individually evaluated loans include nonperforming loans and may also include loans where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection.

Nonperforming loans are comprised of total nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which consist of repossessed assets. Nonperforming assets could also include individual securities for which a credit loss has been recognized; however, we did not own any securities classified as such during the two-year period ended December 31, 2025.

Total nonperforming loans increased $30.1 million, or 106.0%, to $58.5 million as of December 31, 2025 compared to $28.4 million as of December 31, 2024, due primarily to an increase in nonperforming loans in the franchise finance and small business lending portfolios during the year. Total nonperforming assets increased $32.5 million, or 112.3%, to $61.4 million as of December 31, 2025, compared to $28.9 million as of December 31, 2024, due primarily to the aforementioned increase in nonperforming loans and an increase in OREO related to small business lending. As of December 31, 2025, the Company had three small business lending properties in OREO with a carrying value of $2.6 million. As of December 31, 2024, the Company had one residential mortgage property in OREO with a carrying value of $0.3 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the ACL on loans by loan portfolio segment for the twelve months ended December 31, 2025 and 2024; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	December 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$44,769	$38,774
Provision charged to expense	71,921	18,815
Losses charged off
Commercial and industrial	(153)	—
Single tenant lease financing	—	(195)
Small business lending	(39,650)	(10,441)
Franchise finance	(21,754)	(1,466)
Residential mortgage	(75)	(159)
Other consumer	(1,457)	(1,009)
Total losses charged off	(63,089)	(13,270)
Recoveries
Commercial and industrial	21	8
Small business lending	1,681	325
Franchise finance	94	—
Residential mortgage	19	1
Home equity	7	7
Other consumer	263	109
Total recoveries	2,085	450
Balance, end of period	$55,686	$44,769

Net charge-offs	$61,004	$12,820

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.11%	(0.01%)
Single tenant lease financing	—%	0.02%
Small business lending	8.16%	3.39%
Franchise Finance	4.48%	0.27%
Total commercial net charge-offs	1.76%	0.37%
Residential mortgage	0.02%	0.04%
Home equity	(0.04%)	(0.03%)
Other consumer	0.41%	0.28%
Total consumer net charge-offs	0.16%	0.13%
Net charge-offs to average loans	1.45%	0.32%

The determination of the ACL and the related provision for credit losses are components of our significant accounting policies as discussed within Note 1 to our consolidated financial statements. The adequacy of the ACL and the provision are based on the review and evaluation of the loan portfolio and reflect management’s assessment of the risks and potential losses within the portfolio. This evaluation uses a discounted cash flow analysis based on historical loss data, reasonable and supportable forecasts and prepayment rates, as well as qualitative factors such as economic and business conditions, portfolio growth, concentrations of credit in the portfolio, trends in risk grades, delinquencies within the portfolio and changes in our lending policies and practices.

Management actively monitors asset quality and, when appropriate, charges off loans against the ACL. Although management believes it uses the best information available to make determinations with respect to the ACL, future adjustments may be necessary if economic conditions differ substantially from those in the assumptions used to determine the size of the ACL.

The ACL was $55.7 million as of December 31, 2025, compared to $44.8 million as of December 31, 2024. The increase in the ACL reflects updated assumptions to the Company’s CECL model, including updates that significantly increased the ACL related to small business lending, as well as additional specific reserves related to franchise finance loans that were placed on nonaccrual during the year, partially offset by the removal of specific reserves for small business lending and franchise finance loans that were charged off. Furthermore, the ACL as a percentage of total loans was impacted by lower total loan balances following the sale of the single tenant lease financing loans. The ACL as a percentage of total loans was 1.49% as of December 31, 2025, compared to 1.07% at December 31, 2024. The ACL as a percentage of nonperforming loans decreased to 95.1% as of December 31, 2025, compared to 157.5% as of December 31, 2024, as the increase in nonperforming loans outweighed the increase in the ACL.

The provision for credit losses - loans was $71.9 million for the twelve months ended December 31, 2025 compared to $18.8 million for the twelve months ended December 31, 2024. The increase in the provision for credit losses - loans for the twelve months ended December 31, 2025 was driven primarily by the net charge-offs and the increase in the ACL related to small business lending and the additional specific reserves related to franchise finance discussed above, partially offset by the decrease in the ACL resulting from the sale of the single tenant lease financing loans mentioned above and by the decrease in specific reserves related to small business lending and franchise finance loans that were charged off.

Investment Securities Portfolio

In managing our investment securities portfolio, management focuses on providing an adequate level of liquidity and managing long-term interest rate risk, while earning an adequate level of investment income without taking undue credit risk. Investment securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities.” We did not classify any securities as trading securities as of December 31, 2025 and 2024. Securities that we intend to hold until maturity are classified as “held-to-maturity” securities, and all other investment securities are classified as “available-for-sale.” The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive (loss) income.

We periodically evaluate each security in an unrealized loss position to determine if there is an impairment. As of December 31, 2025, the unrealized losses in our investment securities portfolio were due primarily to interest rate changes. We have the ability and intent to hold all investment securities in an unrealized loss position resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2025, and 2024, we did not have any investment securities of a single issuer that exceeded 10% of shareholders’ equity. The term “issuer” excludes the U.S. Government and its sponsored agencies and corporations.

The following tables present the amortized cost and approximate fair value of our investment securities portfolio by security type as of the end of the last two years.

(amounts in thousands)	December 31,
Amortized Cost	2025	2024
Securities available-for-sale
U.S. Government-sponsored agencies	$64,298	$83,811
Municipal securities	64,777	67,441
Agency mortgage-backed securities - residential	409,718	300,914
Agency mortgage-backed securities - commercial	59,112	64,214
Private label mortgage-backed securities - residential	124,264	46,623
Asset-backed securities	42,492	23,802
Corporate securities	37,761	40,049
Total securities available-for-sale	802,422	626,854
Securities held-to-maturity, net carrying value
Municipal securities	11,006	12,843
Agency mortgage-backed securities - residential	213,530	201,840
Agency mortgage-backed securities - commercial	5,635	5,705
Corporate securities	20,438	29,408
Total securities held-to-maturity, net carrying value	250,609	249,796
Total securities	$1,053,031	$876,650

(amounts in thousands)	December 31,
Approximate Fair Value	2025	2024
Securities available-for-sale
U.S. Government-sponsored agencies	$63,764	$82,816
Municipal securities	63,386	63,654
Agency mortgage-backed securities - residential	389,457	269,641
Agency mortgage-backed securities - commercial	58,477	63,331
Private label mortgage-backed securities - residential	123,673	45,821
Asset-backed securities	42,553	23,821
Corporate securities	37,377	38,271
Total securities available-for-sale	778,687	587,355
Securities held-to-maturity
Municipal securities	10,551	11,925
Agency mortgage-backed securities - residential	203,715	184,412
Agency mortgage-backed securities - commercial	4,720	4,548
Corporate securities	19,829	27,966
Total securities held-to-maturity	238,815	228,851
Total securities	$1,017,502	$816,206

The approximate fair value of investment securities available-for-sale increased $191.3 million, or 32.6%, to $778.7 million as of December 31, 2025 compared to $587.4 million as of December 31, 2024. The increase was due primarily to increases of $119.8 million in agency mortgage-backed securities - residential, $77.9 million in private label mortgage-backed securities - residential and $18.7 million in asset-backed securities, partially offset by decreases of $19.1 million in U.S. Government-sponsored agencies securities and $4.9 million in agency mortgage-backed securities - commercial. The Company deployed liquidity during 2025 primarily into new purchases of available-for-sale variable-rate mortgage-backed and asset-backed securities, which was partially offset by net pay down activity in other security types. As of December 31, 2025, the Company had securities with a net carrying value of $250.6 million designated as held-to-maturity compared to $249.8 million as of December 31, 2024. The slight increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential made in the first quarter 2025, which was partially offset by net paydown activity of corporate and municipal securities.

Investment Maturities

The following table summarizes the contractual maturity schedule (without regard to repricing schedules) of our investment securities at their amortized cost and their weighted average yields at December 31, 2025.

(dollars in thousands)	1 year or less		More than 1 year to 5 years		More than 5 years to 10 years		More than 10 years		Total
Securities:	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]	Amortized Cost	Wtd. Avg. Yield[1]
U.S. Government-sponsored agencies	$1	2.58%	$5,853	5.57%	$17,123	4.77%	$41,322	4.81%	$64,299	4.87%
Municipal securities	2,270	3.02%	9,443	3.29%	39,367	2.92%	24,703	2.98%	75,783	2.99%
Agency mortgage-backed securities - residential	—	—%	518	1.78%	8,768	1.95%	613,961	3.73%	623,247	3.71%
Agency mortgage-backed securities - commercial	—	—%	22,703	4.19%	16,555	4.98%	25,489	3.69%	64,747	4.19%
Private-label mortgage-backed securities - residential	—	—%	—	—%	—	—%	124,264	5.06%	124,264	5.06%
Asset-backed securities	—	—%	—	—%	—	—%	42,492	5.34%	42,492	5.34%
Corporate securities	—	—%	29,547	5.65%	28,652	6.00%	—	—%	58,199	5.82%
Total securities	$2,271	3.02%	$68,064	4.80%	$110,465	4.24%	$872,231	4.03%	$1,053,031	4.10%
  1 Weighted-average yields are calculated on a fully-taxable equivalent basis using the federal statutory rate of 21% for 2025.

Accrued Income and Other Assets

Accrued income and other assets increased $26.1 million, or 41.4%, to $89.1 million at December 31, 2025 compared to $63.0 million at December 31, 2024. The increase was due primarily to increases of $14.5 million in deferred tax assets and $10.4 million in equity investments.

Deposits

The following table presents the composition of our deposit base as of the end of the last two years.

	December 31,
(dollars in thousands)	2025		2024
Noninterest-bearing deposits	$146,879	3.0%	$136,451	2.8%
Interest-bearing demand deposits	1,120,850	23.2%	896,661	18.2%
Savings accounts	18,991	0.4%	19,823	0.4%
Money market accounts	1,272,845	26.3%	1,183,789	24.0%
Certificates of deposits	2,004,909	41.4%	2,133,455	43.2%
Brokered deposits	275,339	5.7%	563,027	11.4%
Total	$4,839,813	100.0%	$4,933,206	100.0%

Total deposits decreased $93.4 million, or 1.9%, to $4.8 billion as of December 31, 2025 compared to $4.9 billion as of December 31, 2024. This decrease was due primarily to decreases of $287.7 million, or 51.1%, in brokered deposits and $128.5 million, or 6.0%, in certificates of deposits, partially offset by increases of $224.2 million, or 25.0%, in interest-bearing demand deposits, $89.1 million, or 7.5%, in money market accounts and $10.4 million, or 7.6%, in noninterest-bearing deposits. The Company experienced strong growth in fintech partnership deposits during 2025, driving the increases in interest-bearing demand and noninterest-bearing deposits. The strong growth, combined with liquidity from the sale of the single tenant lease financing loans, provided the ability to pay down maturing higher-cost brokered deposits and certificates of deposit. Additionally, following the sale of the single tenant lease financing loans, the Company moved a significant amount of fintech partnership deposits off-balance sheet in order to manage the size of the balance sheet and improve profitability and balance sheet metrics. As of December 31, 2025, the Company had $859.9 million of fintech deposits on-balance sheet and $1.1 billion of deposits off-balance sheet, providing flexibility for future funding and liquidity needs.

Uninsured deposit balances represented 33% of total deposits at December 31, 2025, up from 25% at December 31, 2024. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 27% as of December 31, 2025, compared to 20% as of December 31, 2024.

The following tables present contractual interest rates paid on time deposits and brokered deposits, their scheduled maturities, and the scheduled maturities for time deposits greater than $250,000.

Time Deposit Maturities at December 31, 2025

	Period to Maturity					Percentage of Total Certificate Accounts
(dollars in thousands)	Less than 1 year	> 1 year to 2 years	> 2 years to 3 years	More than 3 years	Total
Interest Rate:
<1.00%	$36,510	$34,869	$—	$—	$71,379	3.3%
1.00% – 1.99%	8,948	226	—	—	9,174	0.4%
2.00% – 2.99%	810	738	—	—	1,548	0.1%
3.00% – 3.99%	21,209	48,351	1,810	2,100	73,470	3.4%
4.00% – 4.99%	1,188,886	128,190	106,877	212,455	1,636,408	76.1%
5.00% – 5.99%	123,118	73,378	59,491	103,359	359,346	16.7%
Total	$1,379,481	$285,752	$168,178	$317,914	$2,151,325	100.0%

Time Deposit Maturities Greater than $250,000

(amounts in thousands)	December 31, 2025
Maturity Period:
3 months or less	$126,586
Over 3 through 6 months	134,091
Over 6 through 12 months	131,163
Over 12 months	213,415
Total	$605,255

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

	At or For The Twelve Months Ended December 31,
(dollars in thousands)	2025	2024
Balance outstanding at end of period	$249,500	$295,000
Average amount outstanding during period	316,638	524,143
Maximum outstanding at any month end during period	557,241	614,934

Weighted average interest rate at end of period	3.56%	3.39%
Weighted average interest rate during period	3.67%	2.93%
Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $2.6 million, or 14.4%, to $15.4 million at December 31, 2025, compared to $17.9 million at December 31, 2024. The decrease was due primarily to decreases of $3.0 million in accrued salary and benefits and $1.1 million in other accrued expenses, partially offset by increases of $1.1 million in unfunded commitments and $0.4 million in the reserve for unfunded loan commitments

Liquidity and Capital Resources

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company may supplement deposit growth and enhance interest rate risk management through borrowings and wholesale funding, which are generally advances from the Federal Home Loan Bank and brokered deposits.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At December 31, 2025, on a consolidated basis, the Company had $1.2 billion in cash and cash equivalents and investment securities available-for-sale, and $108.6 million in loans held-for-sale that were generally available for our cash needs. Importantly, the Company also had access to an additional $1.1 billion in the form of off-balance sheet deposits sold into the IntraFi deposit network. In addition, the Company can generate funds from wholesale funding sources and collateralized borrowings. At December 31, 2025, the Company had the ability to borrow an additional $1.7 billion from the Federal Home Loan Bank, Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At December 31, 2025, the Company, on an unconsolidated basis, had $14.5 million in cash generally available for its cash needs, which is in excess of its current annual regular shareholder dividend and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At December 31, 2025, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $617.6 million. Certificates of deposits and brokered certificates of deposits scheduled to mature in one year or less at December 31, 2025 totaled $1.4 billion.

At December 31, 2025, capital ratios for the Company and the Bank were above regulatory requirements for well-capitalized institutions. Refer to “Note 14: Regulatory Capital Requirements” for additional information regarding regulatory capital requirements.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

The following table presents the Company’s significant contractual obligations as of December 31, 2025.

		Payments Due In
(amounts in thousands)	Note Reference	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Deposits and brokered deposits without stated maturity[1]	8	$2,688,488	$—	$—	$—	$2,688,488
Certificates of deposits and brokered deposits[1]	8	1,381,591	452,184	317,550	—	2,151,325
FHLB advances[1]	9	10,000	89,500	—	150,000	249,500
Subordinated debt[1]	10	—	—	107,000	—	107,000
Total contractual obligations		$4,080,079	$541,684	$424,550	$150,000	$5,196,313
1 Amounts do not include associated interest payments.

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of December 31, 2025. The stock repurchase authorization is scheduled to expire on September 30, 2027.

Reconciliation of Non-GAAP Financial Measures

This Management's Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, pre-provision net revenue, adjusted pre-provision net revenue, adjusted noninterest income, adjusted noninterest expense, adjusted (loss) income before income taxes, adjusted income tax (benefit) provision, adjusted net (loss) income, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average shareholders’ equity and adjusted return on average tangible common equity are used by the Company's management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following tables for the last three completed fiscal years ended on December 31.

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2025	2024	2023
Total equity - GAAP	$359,767	$384,063	$362,795
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible common equity	$355,080	$379,376	$358,108

Total assets - GAAP	$5,571,647	$5,737,859	$5,167,572
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)
Tangible assets	$5,566,960	$5,733,172	$5,162,885

Total common shares outstanding	8,686,994	8,667,894	8,644,451

Book value per common share	$41.41	$44.31	$41.97
Effect of goodwill	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$40.87	$43.77	$41.43

Total shareholders’ equity to assets	6.46%	6.69%	7.02%
Effect of goodwill	(0.08%)	(0.07%)	(0.08%)
Tangible common equity to tangible assets	6.38%	6.62%	6.94%

Total average equity - GAAP	$384,432	$377,215	$357,800
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)
Average tangible common equity	$379,745	$372,528	$353,113

Return on average shareholders' equity	(9.15%)	6.70%	2.35%
Effect of goodwill	(0.11%)	0.08%	0.03%
Return on average tangible common equity	(9.26%)	6.78%	2.38%

Total interest income	$320,157	$291,887	$239,442
Adjustments:
Fully-taxable equivalent adjustments[1]	4,645	4,650	5,233
Total interest income - FTE	$324,802	$296,537	$244,675

Net interest income	$113,760	$87,377	$74,904
Adjustments:
Fully-taxable equivalent adjustments[1]	4,645	4,650	5,233
Net interest income - FTE	$118,405	$92,027	$80,137

Net interest margin	2.01%	1.65%	1.56%
Effect of fully-taxable equivalent adjustments[1]	0.08%	0.09%	0.11%
Net interest margin - FTE	2.09%	1.74%	1.67%
1Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
	2025	2024	2023
Total revenue - GAAP	$116,472	$134,722	$101,029
Adjustments:
Loss on sale of loans	38,234	—	—
Mortgage-related revenue	—	—	(65)
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of interest rate swaps	—	(2,904)	—
Adjusted total revenue	$154,706	$129,989	$100,964

Net (loss) income - GAAP	$(35,168)	$25,276	$8,417
Adjustments:[1]
Provision for credit losses	72,314	17,070	16,653
Income tax (benefit) provision	(15,701)	2,266	(3,477)
Pre-provision net revenue	$21,445	$44,612	$21,593

Pre-provision net revenue	$21,445	$44,612	$21,593
Adjustments:[1]
Loss on sale of loans	38,234	—	—
Mortgage-related revenue	—	—	(65)
IT termination fees	—	357	—
Anniversary expenses	—	95	—
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of swaps	—	(2,904)	—
Adjusted pre-provision net revenue	$59,679	$40,331	$21,528

Noninterest income - GAAP	$2,712	$47,345	$26,125
Adjustments:
Loss on sale of loans	38,234	—	—
Mortgage-related revenue	—	—	(65)
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of interest rate swaps	—	(2,904)	—
Adjusted noninterest income	$40,946	$42,612	$26,060

Noninterest expense - GAAP	$95,027	$90,110	$79,436
Adjustments:
Mortgage-related costs	—	—	(3,052)
IT termination fees	—	(452)	—
Anniversary expenses	—	(120)	—
Adjusted noninterest expense	$95,027	$89,538	$76,384

Income (loss) before income taxes - GAAP	$(50,869)	$27,542	$4,940
Adjustments:[1]
Loss on sale of loans	38,234
Mortgage-related revenue	—	—	(65)
Mortgage-related costs	—	—	3,052
Partial charge-off of C&I participation loan	—	—	6,914
IT termination fees	—	452	—
Anniversary expenses	—	120	—
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of interest rate swaps	—	(2,904)	—
Adjusted income before income taxes	$(12,635)	$23,381	$14,841
[1]Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
(dollars in thousands, except share and per share data)	2025	2024	2023
Income tax (benefit) provision - GAAP	$(15,701)	$2,266	$(3,477)
Adjustments:[1]
Loss on sale of loans	8,785	—	—
Mortgage-related revenue	—	—	(14)
Mortgage-related costs	—	—	641
Partial charge-off of C&I participation loan	—	—	1,452
IT termination fees	—	95	—
Anniversary expenses	—	25	—
Gain on prepayment of FHLB advances	—	(384)	—
Gain on termination of interest rate swaps	—	(610)	—
Adjusted income tax (benefit) provision	$(6,916)	$1,392	$(1,398)

Net (loss) income - GAAP	$(35,168)	$25,276	$8,417
Adjustments:
Loss on sale of loans	29,449	—	—
Mortgage-related revenue	—	—	(51)
Mortgage-related costs	—	—	2,411
Partial charge-off of C&I participation loan	—	—	5,462
IT termination fees	—	357	—
Anniversary expenses	—	95	—
Gain on prepayment of FHLB advances	—	(1,445)	—
Gain on termination of interest rate swaps	—	(2,294)	—
Adjusted net (loss) income	$(5,719)	$21,989	$16,239

Diluted average common shares outstanding	8,729,970	8,765,725	8,858,890

Diluted (loss) earnings per share - GAAP	$(4.03)	$2.88	$0.95
Adjustments:
Effect of loss on sale of loans	3.37	—	—
Effect of mortgage-related revenue	—	—	(0.01)
Effect of mortgage-related costs	—	—	0.27
Effect of partial charge-off of C&I participation loan	—	—	0.62
Effect of IT termination fees	—	0.04	—
Effect of anniversary expenses	—	0.01	—
Effect of gain on prepayment of FHLB advances	—	(0.16)	—
Effect of gain on termination of interest rate swaps	—	(0.26)	—
Adjusted diluted (loss) earnings per share	$(0.66)	$2.51	$1.83

Return on average assets	(0.60%)	0.46%	0.17%
Effect of loss on sale of loans	0.50%	0.00%	0.00%
Effect of mortgage-related revenue	0.00%	0.00%	0.00%
Effect of mortgage-related costs	0.00%	0.00%	0.05%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	0.11%
Effect of IT termination fees	0.00%	0.01%	0.00%
Effect of gain on prepayment of FHLB advances	0.00%	(0.03%)	0.00%
Effect of gain on termination of interest rate swaps	0.00%	(0.04%)	0.00%
Adjusted return on average assets	(0.10%)	0.40%	0.33%
[1]Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	At or For The Twelve Months Ended December 31,
(dollars in thousands, except share and per share data)	2025	2024	2023
Return on average shareholders' equity	(9.15%)	6.70%	2.35%
Effect of loss on sale of loans	7.66%	0.00%	0.00%
Effect of mortgage-related revenue	0.00%	0.00%	(0.01%)
Effect of mortgage-related costs	0.00%	0.00%	0.67%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	1.53%
Effect of IT termination fees	0.00%	0.09%	0.00%
Effect of anniversary expenses	0.00%	0.03%	0.00%
Effect of gain on prepayment of FHLB advances	0.00%	(0.38%)	0.00%
Effect of gain on termination of interest rate swaps	0.00%	(0.61%)	0.00%
Adjusted return on average shareholders' equity	(1.49%)	5.83%	4.54%

Return on average tangible common equity	(9.26%)	6.78%	2.38%
Effect of loss on sale of loans	7.75%	0.00%	0.00%
Effect of mortgage-related revenue	0.00%	0.00%	(0.01%)
Effect of mortgage-related costs	0.00%	0.00%	0.68%
Effect of partial charge-off of C&I participation loan	0.00%	0.00%	1.55%
Effect of IT termination fees	0.00%	0.10%	0.00%
Effect of anniversary expenses	0.00%	0.03%	0.00%
Effect of gain on prepayment of FHLB advances	0.00%	(0.39%)	0.00%
Effect of gain on termination of interest rate swaps	0.00%	(0.62%)	0.00%
Adjusted return on average tangible common equity	(1.51%)	5.90%	4.60%

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we may enter into financial transactions to extend credit, engage in interest rate swaps or other forms of commitments that may be considered off-balance sheet arrangements. Interest rate swaps were arranged to receive hedge accounting treatment and were classified as either fair value or cash flow hedges. Fair value hedges were purchased to convert certain fixed rate assets to floating rate. Cash flow hedges were used to convert certain variable rate liabilities into fixed rate liabilities. At December 31, 2025 and 2024, we had no interest rate swaps that were classified as either fair value or cash flow hedges. Refer to Note 18 to our consolidated financial statements for additional information about derivative financial instruments.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates as its base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of December 31, 2025, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	4.75%	2.73%	N/A	(2.16%)	(4.32%)
NII - Year 2	3.16%	5.05%	3.57%	1.88%	(0.36%)
EVE	6.20%	5.71%	N/A	(4.60%)	(9.70%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on our NII and EVE position as of December 31, 2025, assuming a static balance sheet and gradual parallel shifts in interest rates over a twelve-month period:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	1.77%	0.78%	N/A	(1.32%)	(2.25%)
NII - Year 2	5.56%	5.38%	3.57%	1.73%	(0.38%)
EVE	5.43%	5.34%	N/A	(4.18%)	(8.87%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Report of Management's Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in its report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after December 31, 2025. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.

Item 10.        Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

Our executive officers are as follows:

Name	Age	Position
David B. Becker	72	Chairman, Chief Executive Officer and Director
Nicole S. Lorch	51	President, Chief Operating Officer and Secretary
Kenneth J. Lovik	56	Executive Vice President and Chief Financial Officer

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

10.1	First Internet Bancorp 2011 Directors’ Deferred Stock Plan (incorporated by reference to Exhibit 10.2 to registration statement on Form 10 filed November 30, 2012)*
10.2
Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated March 28, 2013 (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012)*

Exhibit No.	Description
10.3
Amendment to Amended and Restated Employment Agreement among First Internet Bank of Indiana, First Internet Bancorp and David B. Becker dated April 20, 2022 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed April 25, 2022)*

10.4
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

10.9	First Internet Bancorp 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed May 17, 2022)*
10.10
Form of Non-Employee Director Restricted Stock Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023)*

10.11
Form of Management Incentive Award Agreement - Restricted Stock Units under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2023)*

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Annual Report on Form 10-K for the year ended December 31, 2024)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2024)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
97	Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K for the year ended December 31, 2023)
101	Financial statements from the Annual Report on Form 10-K of First Internet Bancorp for the period ended December 31, 2025, filed with the SEC on March 11, 2026, formatted in inline extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the fiscal years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024, and 2023, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
 __________________________________
*Management contract, compensatory plan or arrangement required to be filed as an exhibit.

Item 16.        Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2026.

FIRST INTERNET BANCORP

By:	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2026.

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

To the Shareholders, Board of Directors and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Internet Bancorp (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2026, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 and Note 4 to the consolidated financial statements, in 2023, the Company changed its method of accounting for credit losses on financial instruments due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans – Qualitative Adjustment

Critical Audit Matter Description

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for credit losses (ACL) was $55,686,000 at December 31, 2025. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Credit Losses” accounting policy around this estimate. The ACL for loans represents management's estimate of all expected credit losses over the expected life of the Company’s existing loan portfolio. Management estimates the ACL balance using relevant available information about the collectability of cash flows, from internal and external sources, including historical information relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company includes qualitative adjustments to the ACL based on factors and considerations that have not otherwise been fully accounted for.

We have identified auditing the qualitative adjustments as a critical audit matter as management’s determination of the qualitative adjustments used in the ACL is subjective and involves significant management judgments. Our audit procedures related to the qualitative adjustments involved a high degree of auditor judgment to determine the relevance and reliability of data used in the development of the qualitative framework utilized.

The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s model and process for determining the allowance for credit losses, evaluated the design and implementation, and tested operating effectiveness of controls related to this estimate applied within the qualitative framework.

•We evaluated management’s methodology for developing the qualitative factor adjustments, including the completeness and accuracy of the data utilized in the development of such adjustments.

•Our evaluation focused on the qualitative factor framework as a whole, including how management’s judgments collectively influence the allowance and adjust the quantitative model outputs. We assessed whether the combined effect of these judgments was reasonable, internally consistent, and supported by relevant data and governance processes.

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2004.

Indianapolis, Indiana
March 11, 2026

Reports of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
First Internet Bancorp
Fishers, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited First Internet Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 11, 2026

First Internet Bancorp
Consolidated Balance Sheets
(Amounts in thousands except share data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$6,145	$9,249
Interest-bearing demand deposits	450,632	457,161
Total cash and cash equivalents	456,777	466,410
Securities available-for-sale - at fair value (amortized cost of $802,422 and $626,854 in 2025 and 2024, respectively)	778,687	587,355
Securities held-to-maturity - at amortized cost, net of allowance for credit losses of $0.1 million and $0.2 million in 2025 and 2024, respectively (fair value of $238,815 and $228,851 in 2025 and 2024, respectively)	250,609	249,796
Loans held-for-sale	108,608	54,695
Loans	3,746,728	4,170,646
Allowance for credit losses - loans	(55,686)	(44,769)
Net loans	3,691,042	4,125,877
Accrued interest receivable	27,909	28,180
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	42,559	41,394
Premises and equipment, net	67,934	71,453
Goodwill	4,687	4,687
Servicing asset, at fair value	22,793	16,389
Other real estate owned	2,631	272
Accrued income and other assets	89,061	63,001
Total assets	$5,571,647	$5,737,859

Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$146,879	$136,451
Interest-bearing deposits	4,692,934	4,796,755
Total deposits	4,839,813	4,933,206
Advances from Federal Home Loan Bank	249,500	295,000
Subordinated debt, net of unamortized discount and debt issuance costs of $1,535 and $1,850 in 2025 and 2024, respectively	105,465	105,150
Accrued interest payable	1,744	2,495
Accrued expenses and other liabilities	15,358	17,945
Total liabilities	5,211,880	5,353,796
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,686,994 and 8,667,894 shares issued and outstanding in 2025 and 2024, respectively	186,577	186,094
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	193,320	230,622
Accumulated other comprehensive loss, net of tax	(20,130)	(32,653)
Total shareholders’ equity	359,767	384,063
Total liabilities and shareholders’ equity	$5,571,647	$5,737,859

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Operations
(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income
Loans	$259,840	$233,844	$192,337
Securities – taxable	34,950	26,742	17,189
Securities – non-taxable	2,618	3,775	3,532
Other earning assets	22,749	27,526	26,384
Total interest income	320,157	291,887	239,442
Interest expense
Deposits	188,390	183,150	143,363
Other borrowed funds	18,007	21,360	21,175
Total interest expense	206,397	204,510	164,538
Net interest income	113,760	87,377	74,904
Provision for credit losses - loans	71,921	18,815	15,454
Benefit for credit losses - debt securities held-to-maturity	(53)	(139)	(42)
Provision (benefit) for credit losses - off-balance sheet commitments	446	(1,606)	1,241
Net interest income after provision for credit losses	41,446	70,307	58,251
Noninterest income
Service charges and fees	1,366	959	851
Loan servicing revenue	8,730	6,188	3,833
Loan servicing asset revaluation	(5,466)	(2,537)	(1,463)
Mortgage banking activities	—	—	76
(Loss) gain on sale of loans	(8,313)	33,329	20,526
Other	6,395	9,406	2,302
Total noninterest income	2,712	47,345	26,125
Noninterest expense
Salaries and employee benefits	51,026	51,756	45,322
Marketing, advertising and promotion	2,475	2,589	2,567
Consulting and professional fees	4,327	3,744	3,082
Data processing	2,654	2,448	2,373
Loan expenses	6,714	5,947	5,756
Premises and equipment	13,673	11,902	10,599
Deposit insurance premium	6,109	5,000	3,880
Other	8,049	6,724	5,857
Total noninterest expense	95,027	90,110	79,436
(Loss) Income Before Income Taxes	(50,869)	27,542	4,940
Income Tax (Benefit) Provision	(15,701)	2,266	(3,477)
Net (Loss) Income	$(35,168)	$25,276	$8,417
(Loss) Income Per Share of Common Stock
Basic	$(4.03)	$2.91	$0.95
Diluted	(4.03)	2.88	0.95
Weighted-average number of common shares outstanding
Basic	8,729,970	8,690,416	8,837,558
Diluted	8,729,970	8,765,725	8,858,890
Dividends declared per share	$0.24	$0.24	$0.24

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(35,168)	$25,276	$8,417
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	15,764	(1,039)	7,339
Income tax provision (benefit)	3,628	(800)	1,682
Net effect on other comprehensive income (loss)	12,136	(239)	5,657

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	515	789	778
Income tax provision	128	90	198
Net effect on other comprehensive income	387	699	580

Cash flow hedges
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	—	(1,082)	(2,566)
Reclassification of gain on termination of interest rate swaps	—	(2,904)	—
Income tax benefit	—	(248)	(590)
Net effect on other comprehensive income (loss)	—	(3,738)	(1,976)

Total other comprehensive income (loss)	12,523	(3,278)	4,261
Comprehensive (loss) income	$(22,645)	$21,998	$12,678

 See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2023	$192,935	$205,675	$(33,636)	$364,974
Impact of adoption of new accounting standards (1)	—	(4,491)	—	(4,491)
Net income	—	8,417	—	8,417
Other comprehensive income	—	—	4,261	4,261
Dividends declared ($0.24 per share)	—	(2,131)	—	(2,131)
Repurchased shares of common stock (502,525 shares)	(9,248)	—	—	(9,248)
Excise tax on repurchase of common stock	(92)	—	—	(92)
Recognition of the fair value of share-based compensation	1,258	—	—	1,258
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	9	—	—	9
Common stock redeemed for the net settlement of share-based awards	(162)	—	—	(162)
Balance, December 31, 2023	$184,700	$207,470	$(29,375)	$362,795
Net income	—	25,276	—	25,276
Other comprehensive loss	—	—	(3,278)	(3,278)
Dividends declared ($0.24 per share)	—	(2,124)	—	(2,124)
Repurchased shares of common stock (10,500 shares)	(283)	—	—	(283)
Recognition of the fair value of share-based compensation	1,814	—	—	1,814
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(142)	—	—	(142)
Balance, December 31, 2024	$186,094	$230,622	$(32,653)	$384,063
Net loss	—	(35,168)	—	(35,168)
Other comprehensive income	—	—	12,523	12,523
Dividends declared ($0.24 per share)	—	(2,134)	—	(2,134)
Repurchased shares of common stock (27,998 shares)	(521)	—	—	(521)
Recognition of the fair value of share-based compensation	1,221	—	—	1,221
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	7	—	—	7
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, December 31, 2025	$186,577	$193,320	$(20,130)	$359,767
1 Reflects the impact of adopting Accounting Standards Update (“ASU”) 2016-13.

See Notes to Consolidated Financial Statements

First Internet Bancorp
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(35,168)	$25,276	$8,417
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,192	8,460	5,748
Increase in cash surrender value of bank-owned life insurance	(1,165)	(1,100)	(1,023)
Provision for credit losses	72,314	17,070	16,653
Share-based compensation expense	1,221	1,814	1,258
Loans originated for sale	(574,017)	(517,675)	(328,146)
Proceeds from sale of loans originated for sale	537,937	510,002	342,684
Loss (gain) on sale of loans	8,313	(33,329)	(20,997)
Loss (gain) on sale of other real estate owned	260	(27)	—
Decrease in fair value of loans held-for-sale	—	—	143
Loss (gain) on derivatives	—	4,771	(384)
Gain on prepayment of FHLB advances	—	(1,829)	—
Gain on termination of interest rate swaps	—	(2,904)	—
Gain on bank-owned life insurance	—	(149)	—
Net change in servicing asset	5,466	2,537	1,463
Net deferred income tax	(18,096)	(1,357)	(4,353)
Net change in other assets	3,799	(3,932)	(6,625)
Net change in other liabilities	(3,607)	5,364	(3,158)
Net cash provided by operating activities	3,449	12,992	11,680
Investing activities
Net loan activity, excluding sales and purchases	(464,078)	(201,768)	(67,851)
Proceeds from sales of other real estate owned	547	623	—
Net proceeds from sales of portfolio loans	848,139	—	—
Maturities of securities available-for-sale	135,068	78,378	53,142
Purchase of securities available-for-sale	(311,614)	(193,944)	(130,772)
Maturities and calls of securities held-to-maturity	33,116	31,957	19,104
Purchase of securities held-to-maturity	(33,629)	(53,977)	(53,573)
Proceeds from bank owned life insurance	—	737	—
Purchase of premises and equipment	(1,228)	(2,592)	(5,367)
Loans purchased	(67,328)	(142,001)	(284,722)
Purchase of equity investments	(10,312)	(13,583)	(4,464)
Net cash provided by (used in) investing activities	128,681	(496,170)	(474,503)
Financing activities
Net (decrease) increase in deposits	(93,393)	866,233	623,818
Cash dividends paid	(2,087)	(2,078)	(2,156)
Repurchase of common stock	(521)	(283)	(9,340)
Proceeds from advances from Federal Home Loan Bank	104,500	430,000	475,000
Repayment of advances from Federal Home Loan Bank	(150,000)	(750,000)	(475,000)
Other, net	(262)	(182)	(153)
Net cash (used in) provided by financing activities	(141,763)	543,690	612,169
Net (decrease) increase in cash and cash equivalents	(9,633)	60,512	149,346
Cash and cash equivalents, beginning of year	466,410	405,898	256,552
Cash and cash equivalents, end of year	$456,777	$466,410	$405,898
Supplemental disclosures of cash flows information
Cash paid during the year for interest	207,147	205,863	163,604
Cash paid during the year for taxes	99	684	939
Loan transferred to equity investment	5,000	—	—
Loans transferred to other real estate owned	3,166	523	375
Loans transferred to held-for-sale from portfolio	886,154	—	—
Cash dividends declared, not paid	521	520	519
Securities purchases settled in subsequent period	—	—	2,632
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

Variable Interest Entity (“VIE”)

The Company also evaluates its relationships with other entities to identify whether they represent a VIE. The Company is considered to hold a controlling financial interest in a VIE when it is the primary beneficiary. As described in applicable accounting standards, the primary beneficiary consolidates the VIE. A primary beneficiary has both: 1) the power to direct the activities that most significantly impact the entity’s economic performance; and 2) and the obligation to absorb losses of, or the right to receive benefits from, an entity that could potentially be significant to the entity. The Company considers all of its economic interests in the VIE when determining whether it has the obligation to absorb losses or the right to receive benefits from the VIE. Certain equity investments held by the Company meet the criteria of a VIE. See Note 3 for additional information on the Company’s equity investments and VIEs.

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

•Securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. The Company had no securities classified as “trading securities” at December 31, 2025 or 2024.

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

Joint Ventures and Equity Security Accounting

The Company accounts for its investments in joint ventures using equity security accounting or proportional amortization method as appropriate. The investments in the limited partnerships or LLCs are included in other assets on the consolidated balance sheets.

Investment in Limited Partnership

The investment in a limited partnership is recorded using equity security accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

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

Premiums and discounts are amortized using the effective interest method.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Loan fees, net of certain direct origination costs, primarily salaries and wages, are deferred and amortized to interest income as a yield adjustment over the life of the loan.

The Company also earns noninterest income through a variety of financial and transaction services provided to commercial and consumer clients such as sales of the government-guaranteed portion of U.S. Small Business Administration loans, loan servicing revenue, deposit accounts, debit cards, mortgage banking and portfolio loan sales. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

Loans

Loans that management intends to hold until maturity are reported at their outstanding principal balance adjusted for unearned income, charge-offs, the ACL, any unamortized deferred fees or costs on originated loans, any unamortized premiums or discounts on purchased loans and any carrying value adjustments related to terminated interest rate swaps associated with loans.

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

The Company adopted ASC 326 for all financial assets measured at amortized cost, available-for-sale securities and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The Company recorded a net decrease to retained earnings of $4.5 million as of January 1, 2023 for the cumulative effect of adopting ASC 326. The net adjustment to the ACL includes $2.3 million related to loans, $1.9 million related to off-balance sheet credit exposures and $0.3 million related to held-to-maturity debt securities.

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

In creating the DCF model, the Company has established a one-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its limited loss history, the Company elected to use peer data in certain loan segments for a more accurate calculation.

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

Additional key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The Company utilizes the model-driven PD and a LGD derived from a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the level of PD forecasted. In all cases, the Frye Jacobs method is utilized to calculate LGD during the forecast period, reversion period and long-term historical average. Prepayment and curtailment rates were calculated through third party analysis of the Company’s own data.

Qualitative factors for the DCF include the following:
•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices
•Changes in international, national, regional and local economic conditions

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
•Changes in the experience, depth and ability of lending management
•Changes in the volume and severity of past due loans and other similar conditions
•Changes in the quality of the Company’s loan review system
•Changes in the value of underlying collateral for collateral dependent loans
•The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•The effect of other external factors (e.g. competition, legal and regulatory requirements) on the level of estimated credit losses

ACL - Loans - Individually Evaluated

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. Individual analysis will establish a specific reserve for loans, if necessary. Specific reserves on nonaccrual loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as necessary, assessment of guarantor strength, or the value of the government-guaranteed portion of U.S. Small Business Administration loans.

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

Provision for Credit Losses

A provision for estimated credit losses is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, an assessment of guarantor strength, or the value of the government-guaranteed portion of U.S. Small Business Administration loans, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future ACL adjustments may be necessary if conditions change substantially from the assumptions used in making the evaluations.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure. When property is acquired, it is recorded at its fair value, less estimated costs to sell, at the date of acquisition with any resulting write-down charged against the ACL. A valuation allowance is recorded through noninterest expense for any subsequent deterioration of the property. Costs relating to holding and maintaining the property are recorded to noninterest expense as incurred. Upon the sale of other real estate owned the gain or loss, as applicable, is recorded to noninterest income.

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

The interest rate lock commitments (“IRLCs”) and forward contracts are not designated as accounting hedges and are recorded at fair value with changes in fair value reflected in noninterest income in the consolidated statements of operation. The fair value of these derivative instruments with a positive fair value are reported in accrued income and other assets in the consolidated balance sheets, while derivative instruments with a negative fair value are reported in accrued expenses and other liabilities in the consolidated balance sheets.

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

Level 1    Quoted prices in active markets for identical assets or liabilities

Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

There were no transfers that occurred and, therefore, recognized, between any of the fair value hierarchy levels at December 31, 2025 or 2024.

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

The Company files income tax returns in the U.S. federal, Indiana, and other state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2022.

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

(Loss) Earnings Per Share

(Loss) earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted (loss) earnings per share computations.

	Year Ended December 31,
	2025	2024	2023
Basic (loss) earnings per share
Net (loss) income available to common shareholders	$(35,168)	$25,276	$8,417
Weighted average common shares	8,729,970	8,690,416	8,837,558
Basic (loss) earnings per common share	$(4.03)	$2.91	$0.95

Diluted (loss) earnings per share
Net (loss) income available to common shareholders	$(35,168)	$25,276	$8,417
Weighted average common shares	8,729,970	8,690,416	8,837,558
Dilutive effect of equity compensation	—	75,309	21,332
Weighted average common and incremental shares	8,729,970	8,765,725	8,858,890
Diluted (loss) earnings per common share[1]	$(4.03)	$2.88	$0.95

1 Potential dilutive common shares are excluded from the computation of diluted (loss) earnings per share in the periods where the effect would be antidilutive. There were no antidilutive shares for the years ended December 31, 2025 and December 31, 2024. Excluded from the computation of diluted (loss) earnings per share were weighted average antidilutive shares totaling 20,797 for the year ended December 31, 2023.

Share-based Compensation

The Company has a share-based compensation plan using the fair value recognition provisions of ASC Topic 718, Compensation - Stock Compensation. The plan is described more fully in Note 11.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, unrealized gains and losses on the transfer of securities available-for-sale to securities held-to-maturity, and unrealized gains and losses on cash flow hedges.

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

Servicing Asset

The servicing asset is related to small business lending and single tenant lease financing loans sold. The servicing asset is recognized at the time of sale when servicing is retained and the income statement effect is recorded in loan servicing revenue. Servicing assets are recorded at fair value in accordance with ASC 860. Fair value is based on a third-party valuation model that calculates the present value of net servicing revenue.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership), (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications

Certain reclassifications of prior year disclosures within Note 13 have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Note 2:        Cash and Cash Equivalents

At December 31, 2025, the Company’s interest-bearing and noninterest-bearing cash accounts at other institutions exceeded the limits for full FDIC insurance coverage by $1.5 million. In addition, approximately $442.4 million and $7.6 million of cash was held at the Federal Reserve Bank and the FHLB of Indianapolis, respectively, which are not federally insured.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 3:        Securities

The following tables summarize securities available-for-sale and securities held-to-maturity as of December 31, 2025 and 2024.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$64,298	$480	$(1,014)	$63,764
Municipal securities	64,777	17	(1,408)	63,386
Agency mortgage-backed securities - residential[1]	409,718	841	(21,102)	389,457
Agency mortgage-backed securities - commercial	59,112	202	(837)	58,477
Private label mortgage-backed securities - residential	124,264	234	(825)	123,673
Asset-backed securities	42,492	100	(39)	42,553
Corporate securities	37,761	346	(730)	37,377
Total available-for-sale	$802,422	$2,220	$(25,955)	$778,687

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
		Gains	Losses
Securities held-to-maturity
Municipal securities	$11,009	$1	$(459)	$10,551	$(3)	$11,006
Agency mortgage-backed securities - residential	213,530	1,834	(11,649)	203,715	—	213,530
Agency mortgage-backed securities - commercial	5,635	—	(915)	4,720	—	5,635
Corporate securities	20,536	—	(707)	19,829	(98)	20,438
Total held-to-maturity	$250,710	$1,835	$(13,730)	$238,815	$(101)	$250,609

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2025.

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

Accrued interest receivable on AFS and HTM securities at December 31, 2025 was $3.0 million and $1.1 million, respectively, compared to $2.8 million and $1.1 million, respectively, at December 31, 2024, and is included in accrued interest receivable on the consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At December 31, 2025 and 2024, over 84% and 92%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses and it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities at December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively.

The carrying value of securities at December 31, 2025 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$1,336	$1,336
One to five years	27,784	27,222
Five to ten years	75,741	75,504
After ten years	61,975	60,465
	166,836	164,527
Agency mortgage-backed securities - residential	409,718	389,457
Agency mortgage-backed securities - commercial	59,112	58,477
Private label mortgage-backed securities - residential	124,264	123,673
Asset-backed securities	42,492	42,553
Total	$802,422	$778,687

	Held-to-Maturity
	Amortized Cost	Fair Value
Within one year	$935	$931
One to five years	17,059	16,901
Five to ten years	10,514	9,779
After ten years	3,037	2,769
	31,545	30,380
Agency mortgage-backed securities - residential	213,530	203,715
Agency mortgage-backed securities - commercial	5,635	4,720
Total	$250,710	$238,815

There were no gross realized gains or losses resulting from the sale of AFS securities recognized during the twelve months ended December 31, 2025, December 31, 2024 and December 31, 2023.

As of December 31, 2025, the fair value of securities pledged as collateral was $986.7 million. The Company pledged these securities to both the FHLB and the Fed Discount Window to increase the Company’s borrowing capacity and provide collateral for existing FHLB advances.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2025 and 2024 was $611.2 million and $603.9 million, which is approximately 59% and 72%, respectively, of the Company’s AFS and HTM securities portfolios. As of December 31, 2025, the Company’s securities portfolio consisted of 618 positions, of which 395 were in an unrealized loss position. As of December 31, 2024, the Company’s security portfolio consisted of 579 positions, of which 482 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Agency Mortgage-Backed Securities, Private Label Mortgage-Backed Securities and Asset-Backed Securities

The unrealized losses on the Company’s investments in agency mortgage-backed securities, private label mortgage-backed securities and asset-backed securities were caused primarily by interest rate changes. The Company expects to recover the amortized cost basis over the terms of the securities. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of their amortized cost basis, which may be upon maturity.

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,600	$(20)	$33,849	$(994)	$37,449	$(1,014)
Municipal securities	2,301	—	42,515	(1,408)	44,816	(1,408)
Agency mortgage-backed securities - residential	67,177	(190)	186,453	(20,912)	253,630	(21,102)
Agency mortgage-backed securities - commercial	2,981	(22)	25,915	(815)	28,896	(837)
Private label mortgage-backed securities - residential	75,924	(191)	6,533	(634)	82,457	(825)
Asset-backed securities	21,413	(39)	—	—	21,413	(39)
Corporate securities	3,698	(52)	14,322	(678)	18,020	(730)
Total	$177,094	$(514)	$309,587	$(25,441)	$486,681	$(25,955)

	December 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$16,856	$(111)	$29,748	$(1,371)	$46,604	$(1,482)
Municipals	8,504	(54)	52,649	(3,733)	61,153	(3,787)
Agency mortgage-backed securities - residential	41,005	(179)	169,483	(31,554)	210,488	(31,733)
Agency mortgage-backed securities - commercial	18,141	(37)	12,027	(1,122)	30,168	(1,159)
Private label mortgage-backed securities - residential	3,003	(14)	7,450	(974)	10,453	(988)
Asset-backed securities	10,299	(43)	—	—	10,299	(43)
Corporate securities	2,994	(6)	27,179	(1,843)	30,173	(1,849)
Total	$100,802	$(444)	$298,536	$(40,597)	$399,338	$(41,041)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes ratings for the Company’s HTM portfolio issued by state and political subdivisions and other securities as of December 31, 2025 and 2024.

	December 31, 2025
	Held-to-Maturity
	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$213,530	$5,635	$—	$219,165
Aa1/AA+	7,046	—	—	—	7,046
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	—	—
A3/A-	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	5,000	5,000
Baa2/BBB	—	—	—	4,000	4,000
Baa3/BBB-	—	—	—	4,536	4,536
Ba1/BB+	—	—	—	2,000	2,000
Total	$11,009	$213,530	$5,635	$20,536	$250,710

	December 31, 2024
	Held-to-Maturity
	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$201,840	$5,705	$—	$207,545
Aa1/AA+	8,878	—	—	—	8,878
Aa2/AA	2,175	—	—	—	2,175
Aa3/AA-	1,793	—	—	—	1,793
A2/A	—	—	—	5,000	5,000
A3/A-	—	—	—	—	—
Baa1/BBB+	—	—	—	8,500	8,500
Baa2/BBB	—	—	—	5,500	5,500
Baa3/BBB-	—	—	—	8,559	8,559
Ba1/BB+	—	—	—	2,000	2,000
Total	$12,846	$201,840	$5,705	$29,559	$249,950

There were no amounts reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the twelve months ended December 31, 2025, 2024 and 2023.
Equity Investments

Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under equity security accounting and are included within accrued income and other assets on the consolidated balance sheet. The Company’s non-marketable equity investments consist of limited partner interests in venture capital and Small Business Investment Company (“SBIC”) funds. After the initial commitment and over the course of the investment period, the Company will make capital contributions and receive a proportional share of profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not considered to be substantive as the general partner can only be removed for cause. All of these investments are generally non-redeemable and distributions are generally expected to

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreements.

The following tables provide additional information related to equity investments accounted for under equity security accounting.

The carrying amount of each equity investment with a readily determinable fair value or net asset value at December 31, 2025 and 2024 is reflected in the following table:

	2025	2024
GenOpp Financial Fund LP	$2,876	$2,724
Total	$2,876	$2,724

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis for the years ended December 31, 2025 and 2024 is reflected in the following table:

	2025	2024
Carrying value[1]	$38,611	$20,017
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Net change	$38,611	$20,017

1 Excludes $14.6 million and $9.1 million in unfunded commitments as of December 31, 2025 and 2024, respectively.

Variable Interest Entities

The above investments meet the criteria of a VIE. However, the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities that most significantly impact the economic performance of the entities. The Company’s maximum exposure to loss from unconsolidated VIEs includes the value of the investment recorded on the Company’s consolidated balance sheets and unfunded commitment. The Company believes the potential for loss from these investments is remote, the maximum exposure for the affordable housing investment was determined by assuming a scenario where related tax credits were recaptured.

The following table provides a summary of VIEs that the Company has not consolidated as December 31, 2025 and 2024:

	December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$13,685	$20,208	$—	Other assets (1)
Hedge funds	2,876	2,876	—	Other assets (2)
SBIC	7,292	13,000	—	Other assets (3)
Affordable housing	7,634	12,519	—	Other assets (4)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (5)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$10,811	$20,057	$—	Other assets (6)
Hedge funds	2,724	2,724	—	Other assets (7)
SBIC	4,931	8,000	—	Other assets (8)
Affordable housing	5,073	11,519	—	Other assets (9)
Non-marketable and other equity investments	5,000	5,000	—	Other assets (10)

(1) Maximum exposure to loss includes $13.7 million of current investments and $6.5 million in unfunded commitments.
(2) Maximum exposure to loss includes $2.9 million of current investments.
(3) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.
(4) Maximum exposure to loss includes $7.6 million of current investments, $2.4 million in unfunded commitments and a scenario in which related tax credits of $2.5 million are recaptured, totaling $12.5 million.
(5) Maximum exposure to loss includes $10.0 million of current investments.
(6) Maximum exposure to loss includes $10.8 million of current investments and $9.3 million in unfunded commitments.
(7) Maximum exposure to loss includes $2.7 million of current investments.
(8) Maximum exposure to loss includes $4.9 million of current investments and $3.1 million in unfunded commitments.
(9) Maximum exposure to loss includes $5.1 million of current investments, $4.9 million in unfunded commitments and a scenario in which related tax credits of $1.5 million are recaptured, totaling $11.5 million.
(10) Maximum exposure to loss includes $5.0 million of current investments and $5.0 million in unfunded commitments.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 4:        Loans and Allowance for Credit Losses

Categories of loans include:

	December 31,
	2025	2024
Commercial loans
Commercial and industrial	$221,714	$120,175
Owner-occupied commercial real estate	48,575	53,591
Investor commercial real estate	647,394	269,431
Construction	372,668	413,523
Single tenant lease financing	222,925	949,748
Public finance	442,234	485,867
Healthcare finance	139,469	181,427
Small business lending [1]	430,024	331,914
Franchise finance	417,045	536,909
Total commercial loans	2,942,048	3,342,585
Consumer loans
Residential mortgage	343,110	375,160
Home equity	14,725	18,274
Other consumer	425,458	407,947
Total consumer loans	783,293	801,381
Total commercial and consumer loans	3,725,341	4,143,966
Net deferred loan origination costs, premiums and discounts on purchased loans, and other [2]	21,387	26,680
Total loans	3,746,728	4,170,646
Allowance for credit losses	(55,686)	(44,769)
Net loans	$3,691,042	$4,125,877

1 Balances include $52.2 million and $34.0 million that are guaranteed by the U.S. government as of December 31, 2025 and December 31, 2024, respectively.
2 Includes carrying value adjustment of $19.1 million and $22.9 million related to terminated interest rate swaps associated with public finance loans as of December 31, 2025 and December 31, 2024, respectively.

During the twelve months ended December 31, 2025, the Company sold a total of $851.2 million of single tenant lease financing loans from which the Company recognized a pre-tax loss on sale of $38.2 million recorded within non-interest income. The transaction was executed as part of an initiative to strengthen the Company’s regulatory capital ratios and improve its interest rate risk position. Unrelated to this transaction, the Company also sold $35.0 million of single tenant lease financing loans which resulted in a gain on sale of $0.3 million recorded within non-interest income.

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
Residential Mortgage: Residential mortgage loans are secured by one‑to‑four family residential properties, which are generally owner‑occupied. The Company establishes maximum loan‑to‑value ratios and requires private mortgage insurance when those thresholds are exceeded. Repayment performance is primarily dependent on the financial condition of the borrowers and may be adversely affected by broader economic factors, including employment conditions and changes in residential real estate values. While the portfolio is concentrated within the Company’s primary market area, risk is mitigated by the relatively small size of individual loans and the dispersion of borrowers across the residential communities served.

Home Equity: Home equity loans and lines of credit are typically secured by a subordinate lien on one‑to‑four family residential properties. Repayment is primarily dependent upon the borrowers’ financial capacity and may be adversely affected by unemployment levels, changes in residential property values, and other economic conditions within the relevant market areas. Although the Company has historically offered these products on a nationwide basis, credit risk is evaluated based on borrower characteristics, collateral valuation, and lien position.

Other Consumer: These loans primarily consist of secured consumer credit products, including loans collateralized by horse trailers or recreational vehicles. Some other consumer loans also includes credit cards and unsecured loans, such as small installment loans, home improvement loans and certain lines of credit. Repayment performance is dependent on borrowers’ personal income and overall financial condition, which may be adversely affected by economic factors such as unemployment levels and broader market conditions. Risk is partially mitigated by the presence of collateral, the relatively small loan size and broad distribution of individual exposures across the markets served.

ACL Methodology
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
The ACL methodology may also consider other adjustments to address changes in conditions, trends, and circumstances such as local industry changes that could have a significant impact on the risk profile of the loan portfolio and provide for adjustments that may not be reflected and/or captured in the historical loss data. These factors include: lending policies, imprecision in forecasting future economic conditions, loan profile, lending staff, problem loan trends, loan review, collateral, credit concentration, or other internal and external factors. The Company includes these as qualitative adjustments to the ACL which include, but are not limited to:
•Changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices
•Changes in international, national, regional and local economic conditions
•Changes in the nature and volume of the portfolio and terms of loans
•Changes in the experience, depth and ability of lending management
•Changes in the volume and severity of past due loans and other similar conditions
•Changes in the quality of the Company’s loan review system
•Changes in the value of underlying collateral for collateral dependent loans
•The existence and effect of any concentrations of credit and changes in the levels of such concentrations
•The effect of other external factors (e.g. competition, legal and regulatory requirements) on the level of estimated credit losses

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The ACL is measured on a collective or pool basis when similar risk characteristics exist. The Company segments its portfolio generally by Federal Financial Institutions Examination Council ("FFIEC") Call Report codes that align with its lines of business. Additional sub-segmentation has not been utilized to identify groups of loans with unique risk characteristics relative to the rest of the portfolio.
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

Modified Loans to Borrowers Experiencing Financial Difficulty

The Company may make modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include changes in the amortization terms of the loan, other-than-insignificant payment delays, reductions in interest rates, acceptance of interest only payments, and/or reductions to the outstanding loan balance. Such loans may be placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been delinquent for a period of 90 days or more. These loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on modified loans to borrowers experiencing financial difficulty on an individual basis when the loans are deemed to no longer share risk characteristics that are similar with other loans in the portfolio. The calculation of the ACL for these loans is based on a discounted cash flow approach for both those measured collectively and individually, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less costs to sell. GAAP requires the Company to make certain disclosures related to these loans, including certain types of modifications, as well as how such loans have performed since their modifications.

Provision for Credit Losses

A provision for estimated losses on loans is charged to income based upon management’s evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full repayment may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, loan loss experience, and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management attempts to use the best information available in making its evaluations, future ACL adjustments may be necessary if conditions change substantially from the assumptions used in making the evaluations.

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

The following tables present changes in the balance of the ACL during the twelve months ended December 31, 2025, 2024 and 2023, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$809	$(153)	$21	$1,942
Owner-occupied commercial real estate	528	(264)	—	—	264
Investor commercial real estate	1,149	1,106	—	—	2,255
Construction	1,984	462	—	—	2,446
Single tenant lease financing	4,782	(3,966)	—	—	816
Public finance	703	(292)	—	—	411
Healthcare finance	1,412	(807)	—	—	605
Small business lending	16,161	49,604	(39,650)	1,681	27,796
Franchise finance	8,976	26,712	(21,754)	94	14,028
Residential mortgage	2,136	62	(75)	19	2,142
Home equity	106	(75)	—	7	38
Other consumer	5,567	(1,430)	(1,457)	263	2,943
Total	$44,769	$71,921	$(63,089)	$2,085	$55,686

The ACL was established based on historical loss experience, current conditions, and reasonable and supportable economic forecasts. These inputs did not indicate emerging credit deterioration within the small business lending or franchise finance portfolios as of December 31, 2024. However, during 2025, credit performance in these portfolios declined at a pace that exceeded prior expectations, resulting in higher-than-anticipated charge‑offs. In response to the observed deterioration, the Company increased the allowance allocated to these loan segments and implemented more stringent underwriting and lending standards to address the heightened credit risk.

	Twelve Months Ended December 31, 2024
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$2,185	$(928)	$—	$8	$1,265
Owner-occupied commercial real estate	825	(297)	—	—	528
Investor commercial real estate	1,311	(162)	—	—	1,149
Construction	2,167	(183)	—	—	1,984
Single tenant lease financing	8,129	(3,152)	(195)	—	4,782
Public finance	1,372	(669)	—	—	703
Healthcare finance	1,976	(564)	—	—	1,412
Small business lending	6,532	19,745	(10,441)	325	16,161
Franchise finance	6,363	4,079	(1,466)	—	8,976
Residential mortgage	2,054	240	(159)	1	2,136
Home equity	171	(72)	—	7	106
Other consumer	5,689	778	(1,009)	109	5,567
Total	$38,774	$18,815	$(13,270)	$450	$44,769

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Twelve Months Ended December 31, 2023
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
Accrued interest receivable on loans totaled $23.1 million and $23.8 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company maintains a reserve for off-balance sheet commitments, classified in other liabilities. This reserve is at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables details activity in the provision for credit losses on off-balance sheet commitments for the twelve months ended December 31, 2025, 2024 and 2023.

	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance December 31, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(56)	$177
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	35	36
Construction	1,568	691	2,259
Single tenant lease financing	19	(18)	1
Small business lending	263	(151)	112
Total commercial loans	2,095	490	2,585
Consumer loans
Residential mortgage	1	(1)	—
Home equity	35	(35)	—
Other consumer	8	(8)	—
Total consumer loans	44	(44)	—
Total allowance for off-balance sheet commitments	$2,139	$446	$2,585

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	Balance December 31, 2023	Provision (Benefit) for Credit Losses	Balance December 31, 2024
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$—	$233
Owner-occupied commercial real estate	9	2	11
Investor commercial real estate	6	(5)	1
Construction	2,889	(1,321)	1,568
Single tenant lease financing	—	19	19
Small business lending	541	(278)	263
Total commercial loans	3,678	(1,583)	2,095
Consumer loans
Residential mortgage	11	(10)	1
Home equity	45	(10)	35
Other consumer	11	(3)	8
Total consumer loans	67	(23)	44
Total allowance for off-balance sheet commitments	$3,745	$(1,606)	$2,139

	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	(Benefit) Provision for Credit Losses	Balance December 31, 2023
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$—	$110	$123	$233
Owner-occupied commercial real estate	—	—	9	9
Investor commercial real estate	—	9	(3)	6
Construction	—	2,193	696	2,889
Healthcare finance	—	2	(2)	—
Small business lending	—	—	541	541
Total commercial loans		2,314	1,364	3,678
Consumer loans
Residential mortgage	—	127	(116)	11
Home equity	—	52	(7)	45
Other consumer	—	11	—	11
Total consumer loans	—	190	(123)	67
Total allowance for off-balance sheet commitments	$—	$2,504	$1,241	$3,745

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans, which are evaluated on a continual basis. A description of the general characteristics of the risk grades is as follows:

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of December 31, 2025 and December 31, 2024

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$91,592	$18,608	$6,984	$10,450	$530	$14,152	$60,071	$—	$202,387
Special Mention	177	256	—	4,746	4,237	—	9,671	—	19,087
Substandard	64	38	138	—	—	—	—	—	240
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	91,833	18,902	7,122	15,196	4,767	14,152	69,742	—	221,714
Year-to-date gross charge-offs	94	59	—	—	—	—	—	—	153
Owner-occupied commercial real estate
Pass	4,159	6,202	1,421	5,174	4,155	15,966	—	—	37,077
Special Mention	—	—	—	—	852	8,991	—	—	9,843
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,159	6,202	1,421	5,174	5,007	26,612	—	—	48,575
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	61,333	80,798	195,528	179,155	91,708	35,141	—	—	643,663
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	61,333	80,798	195,528	179,155	91,708	38,872	—	—	647,394
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	144,764	1,370	1,007	10,377	2,021	29,524	—	—	189,063
Special Mention	—	—	—	18,628	4,168	9,401	—	—	32,197
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	144,764	1,370	1,007	29,005	6,189	40,590	—	—	222,925
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	44,077	11,119	—	5,301	10,385	369,442	—	—	440,324
Special Mention	—	—	—	—	—	1,910	—	—	1,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	44,077	11,119	—	5,301	10,385	371,352	—	—	442,234
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,317	128,623	—	—	135,940
Special Mention	—	—	—	—	—	933	—	—	933
Substandard	—	—	—	—	—	2,596	—	—	2,596
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,317	132,152	—	—	139,469
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	152,566	103,270	62,754	21,651	7,851	13,779	27,048	—	388,919
Special Mention	—	7,519	5,276	514	—	1,475	1,953	—	16,737
Substandard	—	5,838	11,637	1,315	270	1,416	3,892	—	24,368
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	152,566	116,627	79,667	23,480	8,121	16,670	32,893	—	430,024
Year-to-date gross charge-offs	400	16,668	17,755	2,821	1,087	919	—	—	39,650
Franchise finance
Pass	718	56,732	172,080	120,012	29,064	—	—	—	378,606
Special Mention	510	628	3,351	6,972	—	—	—	—	11,461
Substandard	—	1,281	6,831	10,877	7,989	—	—	—	26,978
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	1,228	58,641	182,262	137,861	37,053	—	—	—	417,045
Year-to-date gross charge-offs	—	370	7,664	9,576	4,144	—	—	—	21,754
Consumer loans
Residential mortgage
Performing	4,770	6,271	10,901	163,760	78,631	73,883	—	—	338,216
Nonperforming	—	—	—	2,721	597	1,576	—	—	4,894
Total residential mortgage	4,770	6,271	10,901	166,481	79,228	75,459	—	—	343,110
Year-to-date gross charge-offs	—	—	—	75	—	—	—	—	75
Home equity
Performing	—	—	628	1,009	187	761	11,330	810	14,725
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	628	1,009	187	761	11,330	810	14,725
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer
Performing	98,688	85,148	77,999	72,978	26,284	63,224	903	—	425,224
Nonperforming	—	96	84	9	34	11	—	—	234
Total other consumer	98,688	85,244	78,083	72,987	26,318	63,235	903	—	425,458
Year-to-date gross charge-offs	79	279	491	189	31	388	—	—	1,457
Total Loans	$668,608	$533,115	$689,454	$658,763	$276,280	$781,897	$116,414	$810	$3,725,341
Total year-to-date gross charge-offs	$573	$17,376	$25,910	$12,661	$5,262	$1,307	$—	$—	$63,089

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the Company’s loan portfolio delinquency analysis, including nonaccrual loans, as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$515	$200	$—	$715	$220,999	$221,714
Owner-occupied commercial real estate	—	—	—	—	48,575	48,575
Investor commercial real estate	—	—	—	—	647,394	647,394
Construction	—	—	—	—	372,668	372,668
Single tenant lease financing	—	—	—	—	222,925	222,925
Public finance	—	—	—	—	442,234	442,234
Healthcare finance	—	—	1,150	1,150	138,319	139,469
Small business lending	20,325	4,277	9,445	34,047	395,977	430,024
Franchise finance	11,641	1,110	24,912	37,663	379,382	417,045
Residential mortgage	—	3,079	4,622	7,701	335,409	343,110
Home equity	—	—	—	—	14,725	14,725
Other consumer	243	102	141	486	424,972	425,458
Total	$32,724	$8,768	$40,270	$81,762	$3,643,579	$3,725,341

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans
Commercial and industrial	$—	$—	$—	$—	$120,175	$120,175
Owner-occupied commercial real estate	—	—	—	—	53,591	53,591
Investor commercial real estate	—	—	—	—	269,431	269,431
Construction	—	—	—	—	413,523	413,523
Single tenant lease financing	—	—	—	—	949,748	949,748
Public finance	—	—	—	—	485,867	485,867
Healthcare finance	—	—	—	—	181,427	181,427
Small business lending	11,817	1,310	5,587	18,714	313,200	331,914
Franchise finance	9,431	3,279	9,849	22,559	514,350	536,909
Residential mortgage	648	1,711	3,815	6,174	368,986	375,160
Home equity	—	—	—	—	18,274	18,274
Other consumer	194	196	27	417	407,530	407,947
Total	$22,090	$6,496	$19,278	$47,864	$4,096,102	$4,143,966

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	December 31, 2025			December 31, 2024
	Total Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Total Nonaccrual Loans	Nonaccrual Loans with no Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$240	$—	$—	$—	$—	$—
Single tenant lease financing	1,665	—	—	—	—	—
Healthcare finance	2,596	2,596	—	—	—	—
Small business lending	19,781	18,928	—	11,429	4,778	1,320
Franchise finance	26,978	4,463	1,144	10,382	—	—
Residential mortgage	4,893	4,893	1,007	4,083	4,083	1,142
Other consumer	234	234	—	61	61	4
Total loans	$56,387	$31,114	$2,151	$25,955	$8,922	$2,466

1 Balances include $13.6 million and $4.9 million that are guaranteed by the U.S. government as of December 31, 2025 and December 31, 2024, respectively.

There was $2.4 million and $0.7 million in interest income recognized on nonaccrual loans for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	6,732	—	7,681	14,413	411
Residential mortgage	—	4,893	—	4,893	—
Other consumer loans	—	—	234	234	—
Total loans	$8,386	$4,893	$7,915	$21,194	$411

1 Balance includes $8.5 million of loans guaranteed by the U.S. government.

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

The Company had twelve loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025. The Company had five loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024.

The following tables present loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and December 31, 2024.

	Twelve Months Ended December 31, 2025
	Other-Than-Insignificant Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$350	$350	0.2%
Single tenant lease financing	4,672	4,672	2.1%
Healthcare finance	2,726	2,726	2.0%
Small business lending	3,022	3,022	0.7%
Franchise finance	510	510	0.1%
Total loans	$11,280	$11,280

	Twelve Months Ended December 31, 2024
	Other-Than-Insignificant Payment Delay	Total Modification by Loan Class	% of Class of Loans
Investor commercial real estate	$3,731	$3,731	1.4%
Franchise finance	5,566	5,566	1.0%
Total loans	$9,297	$9,297

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the last twelve months as of December 31, 2025 and December 31, 2024.

	Twelve Months Ended December 31, 2025
	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$350	$—	$—
Single tenant lease financing	4,672	—	—
Healthcare finance	1,280	1,446	—
Small business lending	3,022	—	—
Franchise finance	510	—	—
Total loans	$9,834	$1,446	$—

	Twelve Months Ended December 31, 2024
	Current	30 - 89 Days Past Due	90+ Days Past Due
Investor commercial real estate	$3,731	$—	$—
Franchise finance	5,566	—	—
Total loans	$9,297	$—	$—

Other Real Estate Owned
The Company had $2.6 million in other real estate owned (“OREO”) as of December 31, 2025, which consisted of three small business lending properties. The Company had $0.3 million in other real estate owned (“OREO”) as of December 31, 2024, which consisted of one residential mortgage property. There were eight loans totaling $2.5 million and nine loans totaling $2.1 million, in the process of foreclosure at December 31, 2025 and December 31, 2024, respectively.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at December 31, 2025 and 2024.

	December 31,
	2025	2024
Land	$5,598	$5,598
Construction in process	17	20
Right of use leased asset	88	188
Building and improvements	63,382	63,069
Furniture and equipment	22,818	22,047
Less: accumulated depreciation	(23,969)	(19,469)
	$67,934	$71,453

Note 6:        Goodwill

As of December 31, 2025 and 2024, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three years ended December 31, 2025, 2024 and 2023. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

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

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the twelve months ended December 31, 2025, 2024 and 2023 are shown in the table below.

	Twelve Months Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$16,389	$10,567	$6,255
Additions:
Originated [1]	11,870	8,359	5,775
Subtractions:
Paydowns	(4,297)	(3,005)	(1,842)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(1,169)	468	379
Loan servicing asset revaluation	(5,466)	(2,537)	(1,463)
Ending balance	$22,793	$16,389	$10,567

1 Balance includes $4.1 million of originated servicing asset related to the sale of single tenant lease financing loans sold during 2025.

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of December 31, 2025, 2024 and 2023 are shown in the table below.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

	December 31, 2025	December 31, 2024	December 31, 2023
Loan portfolios serviced for:
SBA guaranteed loans	$1,120,553	$862,089	$531,927
Single tenant lease financing	825,207	—	—
Total	$1,945,760	$862,089	$531,927

Loan servicing revenue totaled $8.7 million, $6.2 million and $3.8 million during the twelve months ended December 31, 2025, 2024 and 2023, respectively. Loan servicing asset revaluation, which represents paydowns and the change in fair value of the servicing asset, resulted in a $5.5 million, $2.5 million and $1.5 million downward valuation for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

Note 8:        Deposits

The following table presents the composition of the Company’s deposit base as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Noninterest-bearing deposits	$146,879	$136,451
Interest-bearing demand deposits	1,120,850	896,661
Savings accounts	18,991	19,823
Money market accounts	1,272,845	1,183,789
Certificates of deposits	2,004,909	2,133,455
Brokered deposits	275,339	563,027
Total deposits	$4,839,813	$4,933,206
Time deposits greater than $250	$605,255	$776,788

The following table presents time deposit maturities by year as of December 31, 2025.

	Certificates of Deposits	Brokered Certificates of Deposits
2026	$1,277,614	$103,975
2027	242,709	41,299
2028	167,036	1,142
2029	300,319	—
2030	17,231	—
Thereafter	—	—
	$2,004,909	$146,416

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 9:        FHLB Advances

The Company had outstanding FHLB advances of $249.5 million and $295.0 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the stated interest rates on the Company’s outstanding FHLB advances ranged from 0% to 4.16%, with a weighted average interest rate of 3.56%. All advances are collateralized by residential mortgage loans and commercial real estate loans pledged and held by the Company and investment securities pledged by the Company and held in safekeeping with the FHLB. Residential mortgage loans pledged were approximately $322.9 million and $334.3 million as of December 31, 2025 and 2024, respectively, and commercial real estate loans pledged were approximately $115.0 million and $930.7 million as of December 31, 2025 and 2024, respectively. The fair value of investment securities pledged to the FHLB was approximately $835.2 million and $795.0 million as of December 31, 2025 and 2024, respectively. Based on this collateral and the Company’s holding of FHLB stock, the Company is eligible to borrow up to an additional $815.2 million at year-end 2025. As of December 31, 2025, the Company had $150.0 million of putable advance structures with the FHLB in which the FHLB holds a one-time option to put certain advances on a stated exercise date prior to maturity. Among the Company’s putable advance structures, none have passed their one-time exercise date, with the next exercise date occurring in 2027.

The Company’s FHLB advances are shown below by their contractual maturity dates. Actual maturities may differ due to the putable advance structures discussed above.

Amount
2026	$10,000
2027	54,500
2028	35,000
2029	—
2030	—
Thereafter	150,000
$249,500

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially accrued interest at a fixed rate of 6.0% per year to, but excluding, November 1, 2025, and thereafter at a floating rate equal to three-month Term SOFR plus 5.795%. The 2030 Note is scheduled to mature on November 1, 2030. The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem a subordinated term note that had been entered into in October 2015.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note and the 2031 Notes as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(546)	$37,000	$(703)
2030 Note	10,000	(114)	10,000	(137)
2031 Notes	60,000	(875)	60,000	(1,010)
Total	$107,000	$(1,535)	$107,000	$(1,850)

Note 11:        Benefit Plans

401(k) Plan

The Company has a 401(k) plan established for substantially all full-time and part-time employees, as defined in the plan. Employee contributions are limited to the maximum established by the Internal Revenue Service on an annual basis. The Company has elected to match contributions equal to 100% up to the first 2% of employee deferrals and 50% for employee deferrals above 2% up to a maximum of 6%, equating to a maximum match of 4% of an individual’s eligible earnings, as defined in the plan. Contributions totaled approximately $1.4 million, $1.1 million and $0.9 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

2022 Equity Incentive Plan

The First Internet Bancorp 2022 Equity Incentive Plan (the “2022 Plan”) was approved by our Board of Directors and ratified by our shareholders on May 16, 2022. The plan permits awards of incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, stock unit awards, performance awards and other stock-based awards. All employees, consultants and advisors of the Company or any subsidiary, as well as all non-employee directors of the Company, are eligible to receive awards under the 2022 Plan. The 2022 Plan initially authorized the issuance of 400,000 new shares of the Company’s common stock plus all shares of common stock that remained available for future grants under the First Internet Bancorp 2013 Equity Incentive Plan (the “2013 Plan”). Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. Forfeitures are recognized as they occur.

Award Activity Under 2022 Plan

The Company recorded $1.2 million, $1.5 million, and $0.8 million of share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the year ended December 31, 2025.

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2025	130,748	$24.35	12,040	$31.46	—	$—
Granted	54,948	34.72	16,009	24.72	—	—
Vested	(28,192)	24.32	(12,404)	31.46	—	—
Unvested at December 31, 2025	157,504	$27.97	16,009	$24.72	—	$—

At December 31, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $2.1 million with a weighted-average expense recognition period of 1.6 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at grant date. Forfeitures are recognized as they occur.

Award Activity Under 2013 Plan
The Company recorded less than $0.1 million, $0.3 million and $0.4 million of share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively, related to stock-based awards under the 2013 Plan.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table summarizes the stock-based award activity under the 2013 Plan for the year ended December 31, 2025:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Unit
Unvested at January 1, 2025	22,997	$46.71	—	$—	—	$—
Forfeited	(15,126)	46.71	—	—	—	—
Vested	(7,871)	46.71	—	—	—	—
Unvested at December 31, 2025	—	$—	—	$—	—	$—

At December 31, 2025, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the year ended December 31, 2025.

Deferred Rights
Outstanding, beginning of year	28,821
Granted	192
Outstanding, end of year	29,013

All deferred stock rights granted during 2025 were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 12:        Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2025	2024	2023
Current	$2,395	$3,623	$876
Deferred	(18,096)	(1,357)	(4,353)
Total	$(15,701)	$2,266	$(3,477)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025.

	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(10,682)	(21.0%)
State and local income tax, net of federal tax effect [1]	(1,189)	(2.3%)
Effect of:
Tax credits	(206)	(0.4%)
Nontaxable or nondeductible items:
Income from tax-exempt securities and loans	(3,497)	(6.9%)
Other	(127)	(0.3%)
Total	$(15,701)	(30.9%)

1 The states that contribute to the majority (greater than 50%) of the tax effect in the category include Indiana and Florida for 2025.

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09, was as follows:

	December 31,
	2024	2023
Statutory rate times pre-tax income	$5,784	$1,037
(Subtract) add the tax effect of:
Income from tax-exempt securities and loans	(3,500)	(3,951)
State income tax, net of federal tax effect	47	(30)
Bank-owned life insurance	(262)	(215)
Tax credits	(110)	(168)
Other differences	307	(150)
Total income taxes	$2,266	$(3,477)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The net deferred tax asset at December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
Deferred tax assets (liabilities)
Allowance for credits losses	$13,181	$10,824
Net unrealized losses on available-for-sale securities and hedged items	6,013	9,753
Fair value adjustments	(11,575)	(14,002)
Depreciation	(3,526)	(4,168)
Deferred compensation and accrued payroll	939	1,486
Loan origination costs	(1,550)	(1,533)
Prepaid assets	(1,365)	(916)
Net operating loss	22,453	9,962
Tax credits	2,459	1,956
Other	482	(309)
Total deferred tax assets, net	$27,511	$13,053

As of December 31, 2025 and 2024 the Company had federal net operating loss (“NOL”) carryforwards of approximately $102.0 million and $54.0 million, respectively, and state NOL carryforwards of $31.9 million and $0, respectively. For federal income tax purposes, the NOL has no expiration period; however, for state income tax purposes, the NOL may have varying expiration periods. The Company expects to generate sufficient taxable income in the future to utilize the loss generated.

As of December 31, 2025 the Company had general business credits of $2.0 million that will begin expiring in 2043 and qualified zone academy bonds credits of $0.2 million that will begin expiring in 2026. The Company has state tax credits of $0.3 million that will begin expiring in 2027.

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

Related party loans and extensions of credit at December 31, 2025 and 2024 totaled $49.1 million and $47.7 million, respectively.

The following table presents the change in related party loans as of December 31, 2025 and 2024.

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Balance at the beginning of period	$47,671	$45,926
New loans and advances	1,875	1,753
Repayment of loans	(458)	(13)
Changes in balances of revolving lines of credit	(6)	5
Balance at end of period	$49,082	$47,671

Deposits from related parties held by the Company at December 31, 2025 and 2024 totaled $41.5 million and $31.9 million, respectively.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present actual and required capital ratios as of December 31, 2025 and 2024 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2025 and 2024 based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

As permitted by the federal banking regulatory agencies, the Company has elected the option to delay the impact of the day one adoption of ASC 326. The transition adjustment of $4.5 million is phased into the regulatory capital calculations over a three-year period, with 25% of the adjustment recognized in 2023, 50% of the adjustment recognized in 2024, 75% of the adjustment recognized in 2025 and 100% of the adjustment recognized in 2026.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$350,350	8.97%	$273,335	7.00%	N/A	N/A
Bank	420,963	10.83%	272,045	7.00%	$252,613	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	350,350	8.97%	331,907	8.50%	N/A	N/A
Bank	420,963	10.83%	330,340	8.50%	310,908	8.00%
Total capital to risk-weighted assets
Consolidated	488,170	12.50%	410,003	10.50%	N/A	N/A
Bank	469,649	12.08%	408,067	10.50%	388,635	10.00%
Leverage ratio
Consolidated	350,350	6.24%	224,566	4.00%	N/A	N/A
Bank	420,963	7.53%	223,717	4.00%	279,646	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2024:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$400,100	9.30%	$301,052	7.00%	N/A	N/A
Bank	475,793	11.11%	299,774	7.00%	$278,362	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	400,100	9.30%	365,563	8.50%	N/A	N/A
Bank	475,793	11.11%	364,012	8.50%	342,599	8.00%
Total capital to risk-weighted assets
Consolidated	542,808	12.62%	451,578	10.50%	N/A	N/A
Bank	520,610	12.16%	449,662	10.50%	428,249	10.00%
Leverage ratio
Consolidated	400,100	6.90%	232,011	4.00%	N/A	N/A
Bank	475,793	8.23%	231,331	4.00%	289,164	5.00%

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 15:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying consolidated financial statements. At December 31, 2025 and 2024, the Company had outstanding loan commitments totaling approximately $617.6 million and $667.7 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2025 or December 31, 2024.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2025 or December 31, 2024.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Servicing Asset

Fair value is based on a loan-by-loan basis taking into consideration the origination dates of the loans, the current age of the loans and the remaining term to maturity. The valuation methodology utilized for the servicing asset begins with generating estimated future cash flows for each servicing asset based on its unique characteristics and market-based assumptions for prepayment speeds and costs to service. The present value of the future cash flows is then calculated utilizing market-based discount rate assumptions (Level 3).

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024.

		December 31, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$63,764	$—	$63,764	$—
Municipal securities	63,386	—	63,386	—
Agency mortgage-backed securities - residential	389,457	—	389,457	—
Agency mortgage-backed securities - commercial	58,477	—	58,477	—
Private label mortgage-backed securities - residential	123,673	—	123,673	—
Asset-backed securities	42,553	—	42,553	—
Corporate securities	37,377	—	37,377	—
Total available-for-sale securities	$778,687	$—	$778,687	$—
Servicing asset	22,793	—	—	22,793
Interest rate swap agreements - assets (back-to-back)	210	—	210	—
Interest rate swap agreements - liabilities (back-to-back)	(210)	—	(210)	—

		December 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$82,816	$—	$82,816	$—
Municipal securities	63,654	—	63,654	—
Agency mortgage-backed securities - residential	269,641	—	269,641	—
Agency mortgage-backed securities - commercial	63,331	—	63,331	—
Private label mortgage-backed securities - residential	45,821	—	45,821	—
Asset-backed securities	23,821	—	23,821	—
Corporate securities	38,271	—	38,271	—
Total available-for-sale securities	$587,355	$—	$587,355	$—
Servicing asset	16,389	—	—	16,389
Interest rate swap agreements - assets (back-to-back)	200	—	200	—
Interest rate swap agreements - liabilities (back-to-back)	(200)	—	(200)	—

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table reconciles the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

	Servicing Asset	Interest Rate Lock Commitments
Balance as of January 1, 2023	$6,255	$133
Total realized gains
Additions	5,775	—
Paydowns	(1,842)	—
Change in fair value	379	(133)
Balance, December 31, 2023	10,567	—
Total realized gains
Additions	8,359	—
Paydowns	(3,005)	—
Change in fair value	468	—
Balance, December 31, 2024	16,389	—
Total realized gains
Additions	11,870	—
Paydowns	(4,297)	—
Change in fair value	(1,169)	—
Balance, December 31, 2025	$22,793	$—

The following describes the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis, as well as the general classification of such assets pursuant to the valuation hierarchy.

Individually Analyzed Collateral Dependent Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. The amount of impairment may be determined based on the fair value of the underlying collateral, less costs to sell, the estimated present value of future cash flows, or the loan’s observable market price.

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at December 31, 2025 and December 31, 2024.

		December 31, 2025
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$336	$—	$—	$336
Other real estate owned	2,631	—	—	2,631

		December 31, 2024
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$4,296	$—	$—	$4,296

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$336	Fair value of collateral	Discount for type of property and current market conditions	0% - 40%	30.8%
Servicing asset	22,793	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 15%	11.9% 13%
Other real estate owned	2,631	Fair value of collateral	Discount to reflect current market conditions	30% - 35%	32%

	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted - Average Range
Collateral dependent loans	$4,296	Fair value of collateral	Discount for type of property and current market conditions	0% - 75%	24.2%
Servicing asset	16,389	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 14%	11.7% 14%

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

Securities Held-to-Maturity

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of December 31, 2025 or December 31, 2024.

Level 2 securities include agency mortgage-backed securities - residential, municipal securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of December 31, 2025 or December 31, 2024.
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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at December 31, 2025 and 2024.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The following tables provide the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2025 and 2024:

	December 31, 2025
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$456,777	$456,777	$456,777	$—	$—
Securities held-to-maturity	250,609	238,815	—	238,815	—
Loans held-for-sale	108,608	117,917	—	117,917	—
Net loans	3,691,042	3,642,632	—	—	3,642,632
Accrued interest receivable	27,909	27,909	27,909	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,839,813	4,853,941	2,559,565	—	2,294,376
Advances from Federal Home Loan Bank	249,500	252,046	—	252,046	—
Subordinated debt	105,465	105,492	37,059	68,433	—
Accrued interest payable	1,744	1,744	1,744	—	—

	December 31, 2024
	Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$466,410	$466,410	$466,410	$—	$—
Securities held-to-maturity	249,796	228,851	—	228,851	—
Loans held-for-sale	54,695	58,510	—	58,510	—
Net loans	4,125,877	3,935,009	—	—	3,935,009
Accrued interest receivable	28,180	28,180	28,180	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,933,206	4,943,961	2,236,724	—	2,707,237
Advances from Federal Home Loan Bank	295,000	291,208	—	291,208	—
Subordinated debt	105,150	103,062	37,059	66,003	—
Accrued interest payable	2,495	2,495	2,495	—	—

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

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

During the years ended December 31, 2025 and 2024, the Company originated no mortgage loans held-for-sale and did not sell any mortgage loans into the secondary market. During the year ended December 31, 2023, the Company originated mortgage loans held-for-sale of $36.3 million and received $46.5 million from the sale of mortgage loans into the secondary market. During the first quarter 2023, the Company made the decision to exit the residential mortgage business.

The following table provides the components of income from mortgage banking activities for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Gain on loans sold	$—	$—	$471
Loss resulting from the change in fair value of loans held-for-sale	—	—	(143)
Loss resulting from the change in fair value of derivatives	—	—	(252)
Net revenue from mortgage banking activities	$—	$—	$76

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

In March 2021, the Company terminated the last of layer interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for the years ended December 31, 2025 and 2024, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 8.8 years as of December 31, 2025. During the years ended December 31, 2025 and 2024, amortization expense totaling $3.8 million and $4.9 million, respectively, related to these previously terminated fair value hedges was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$45,050	$210	$27,214	$200
Total contracts	$45,050	$210	$27,214	$200
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$45,050	$(210)	$27,214	$(200)
Total contracts	$45,050	$(210)	$27,214	$(200)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

The fair values of interest rate swaps were estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date. Refer to “Note 16 - Fair Value of Financial Instruments” for additional information.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at December 31, 2025 and 2024. The Company pledged cash collateral of $0.3 million and $0 as of December 31, 2025 and 2024, respectively, to counterparties as security for its obligations related to these agreements. Collateral posted and received is dependent on the market valuation of the underlying hedges.

The following table presents the effects of the Company's cash flow hedge relationships on the consolidated statements of comprehensive (loss) income during the twelve months ended December 31, 2025, 2024 and 2023.

	Amount of Loss Recognized in Other Comprehensive (Loss) Income in the Twelve Months Ended
(amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Interest rate swap agreements	$—	$—	$(2,566)

The Company had no changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of operations during the twelve months ended December 31, 2025 and 2024.

The following table summarizes the effect of periodic changes in the fair value of derivatives not designated as hedging instruments on the condensed consolidated statements of operations for the twelve months ended December 31, 2025, 2024 and 2023.

	Amount of Loss Recognized in the Twelve Months Ended
(amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Liability Derivatives
Derivatives not designated as hedging instruments
IRLCs	$—	$—	$(133)
Forward contracts	—	—	(119)

The following table presents the effects of the Company's interest rate swap agreements on the condensed consolidated statements of operations during the twelve months ended December 31, 2025, 2024 and 2023.

Line Item in the Condensed Consolidated Statements of Operations
	December 31, 2025	December 31, 2024	December 31, 2023
Interest income
Securities - non-taxable	$—	$1,367	$1,471
Total interest income	—	1,367	1,471
Interest expense
Deposits	—	(424)	(1,671)
Other borrowed funds	—	(2,833)	(2,622)
Total interest expense	—	(3,257)	(4,293)
Net interest income	$—	$4,624	$5,764
Noninterest income
Other[1]	$—	$2,904	$—
Total noninterest income	$—	$2,904	$—

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of December 31, 2025. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The stock repurchase authorization may be modified, suspended, or discontinued at any time and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased, if any, will depend on the performance of the Company’s stock price and other market conditions.

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 20:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, are presented in the table below.

	Available-For-Sale Securities	Unrealized Losses on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Cash Flow Hedges	Total
Balance, January 1, 2023	$(35,831)	$(3,519)	$5,714	$(33,636)
Net unrealized holding gains (losses) recorded within other comprehensive income before income tax	7,339	—	(2,566)	4,773
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	778	—	778
Other comprehensive income (loss) before tax	7,339	778	(2,566)	5,551
Income tax provision (benefit)	1,682	198	(590)	1,290
Other comprehensive income (loss) - net of tax	5,657	580	(1,976)	4,261
Balance, December 31, 2023	$(30,174)	$(2,939)	$3,738	$(29,375)
Net unrealized holding losses recorded within other comprehensive income before income tax	$(1,039)	$—	$(1,082)	$(2,121)
Reclassification of gain on termination of interest rate swaps	—	—	(2,904)	(2,904)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	789	—	789
Other comprehensive (loss) income before tax	(1,039)	789	(3,986)	(4,236)
Income tax (benefit) provision	(800)	90	(248)	(958)
Other comprehensive (loss) income - net of tax	(239)	699	(3,738)	(3,278)
Balance, December 31, 2024	$(30,413)	$(2,240)	$—	$(32,653)
Net unrealized holding gains recorded within other comprehensive income before income tax	$15,764	$—	$—	$15,764
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	515	—	515
Other comprehensive income before tax	15,764	515	—	16,279
Income tax provision	3,628	128	—	3,756
Other comprehensive income - net of tax	12,136	387	—	12,523
Balance, December 31, 2025	$(18,277)	$(1,853)	$—	$(20,130)

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Note 21:        Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations, and cash flows of the Company on a non-consolidated basis:

Condensed Balance Sheets

	Year Ended December 31,
	2025	2024
Assets
Cash and cash equivalents	$14,508	$12,997
Investment in common stock of subsidiaries	426,347	458,025
Accrued income and other assets	35,148	19,983
Total assets	$476,003	$491,005

Liabilities and shareholders’ equity
Subordinated debt, net of unamortized discount and debt issuance costs of $1,535 and $1,850 in 2025 and 2024, respectively	$105,466	$105,150
Accrued expenses and other liabilities	10,770	1,792
Total liabilities	116,236	106,942

Shareholders’ equity	359,767	384,063
Total liabilities and shareholders’ equity	$476,003	$491,005

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Income
Dividends from bank subsidiary	$16,000	$16,000	$12,000
Other	1,774	905	188
Total income	17,774	16,905	12,188

Expenses
Interest on borrowings	6,400	6,021	5,376
Salaries and employee benefits	1,246	1,223	1,203
Consulting and professional fees	2,033	1,937	1,572
Premises and equipment	45	45	126
Other	242	250	280
Total expenses	9,966	9,476	8,557

Income before income tax and equity in undistributed net income of subsidiaries	7,808	7,429	3,631

Income tax benefit	(1,831)	(2,080)	(1,817)

Income before equity in undistributed net income of subsidiaries	9,639	9,509	5,448

Equity in undistributed net (loss) income of subsidiaries	(44,807)	15,767	2,969

Net (loss) income	$(35,168)	$25,276	$8,417

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(35,168)	$25,276	$8,417
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gains (losses) on securities available-for-sale recorded within other comprehensive income before income tax	15,764	(1,039)	7,339
Income tax provision (benefit)	3,628	(800)	1,682
Net effect on other comprehensive income (loss)	12,136	(239)	5,657

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	515	789	778
Income tax provision	128	90	198
Net effect on other comprehensive income (loss)	387	699	580

Cash flow hedges
Net unrealized holding losses on cash flow hedging derivatives recorded within other comprehensive income (loss) before income tax	—	(1,082)	(2,566)
Reclassification of gain on termination of interest rate swaps	—	(2,904)	—
Income tax benefit	—	(248)	(590)
Net effect on other comprehensive loss	—	(3,738)	(1,976)

Total other comprehensive income (loss)	12,523	(3,278)	4,261
Comprehensive (loss) income	$(22,645)	$21,998	$12,678

First Internet Bancorp
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands except per share data)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net (loss) income	$(35,168)	$25,276	$8,417
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	44,807	(15,767)	(2,969)
Depreciation and amortization	316	312	318
Share-based compensation expense	397	363	256
Net change in other assets	(7,217)	1,506	(1,819)
Net change in other liabilities	8,969	(522)	358
Net cash provided by operating activities	12,104	11,168	4,561

Investing activities
Purchase of equity investments	(7,723)	(7,221)	(3,578)
Net cash used in investing activities	(7,723)	(7,221)	(3,578)

Financing activities
Cash dividends paid	(2,087)	(2,078)	(2,156)
Repurchase of common stock	(521)	(283)	(9,340)
Other, net	(262)	(182)	(153)
Net cash used in by financing activities	(2,870)	(2,543)	(11,649)

Net increase (decrease) in cash and cash equivalents	1,511	1,404	(10,666)

Cash and cash equivalents at beginning of year	12,997	11,593	22,259

Cash and cash equivalents at end of year	$14,508	$12,997	$11,593

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

Recently Adopted Accounting Standards

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

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures (December 2023)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances the transparency and usefulness of income tax disclosures, which addresses investor requests for more transparency about income tax disclosures related primarily to the rate reconciliation and income taxes paid information. The Company adopted this guidance on January 1, 2025 and it did not have a material impact on its consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards

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

ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326) - Purchased Loans (November 2025)

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326) - Purchased Loans. This ASU changes the accounting for certain acquired purchased seasoned loans ("PSL") by applying the gross‑up method, which records an allowance for expected credit losses at acquisition as an adjustment to amortized cost basis rather than a day one provision through earnings. The guidance is intended to simplify post‑acquisition accounting, reduce inconsistency between PCD and non-PCD loans, and eliminate day one credit loss expense for in‑scope PSLs. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

ASU 2025-09 - Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements (November 2025)

In November 2025, the FASB issued ASU No. 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU intends to better align hedge accounting with entities’ risk management activities. Key amendments include expanding the ability to group forecasted transactions with similar (rather than identical) risk exposure, establishing a model for hedging interest payments on choose‑your‑rate debt, expanding hedge accounting for certain forecasted nonfinancial transactions, and updating guidance on net written options and foreign‑currency‑denominated debt. The amendments are effective for public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.