Form 10-Q
period 2026-03-31
First Internet Bancorp
filed 2026-05-06
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
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

As of May 1, 2026, the registrant had 8,716,662 shares of common stock issued and outstanding.

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
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$10,528	$6,145
Interest-bearing deposits	591,277	450,632
Total cash and cash equivalents	601,805	456,777
Securities available-for-sale, at fair value (amortized cost of $797,393 and $802,422 in 2026 and 2025, respectively)	772,035	778,687
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.1 million in 2026 and 2025, respectively, (fair value of $262,416 and $238,815 in 2026 and 2025, respectively)	276,042	250,609
Loans held-for-sale	55,240	108,608
Loans	3,775,870	3,746,728
Allowance for credit losses - loans	(56,496)	(55,686)
Net loans	3,719,374	3,691,042
Accrued interest receivable	28,182	27,909
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	42,864	42,559
Premises and equipment, net	67,006	67,934
Goodwill	4,687	4,687
Servicing asset, at fair value	23,614	22,793
Other real estate owned	1,945	2,631
Accrued income and other assets	90,544	89,061
Total assets	$5,711,688	$5,571,647
Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$149,505	$146,879
Interest-bearing deposits	4,832,145	4,692,934
Total deposits	4,981,650	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Subordinated debt, net of unamortized debt issuance costs of $1,454 and $1,535 in 2026 and 2025, respectively	105,546	105,465
Accrued interest payable	1,232	1,744
Accrued expenses and other liabilities	22,806	15,358
Total liabilities	5,350,734	5,211,880
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,716,662 and 8,686,994 shares issued and outstanding in 2026 and 2025, respectively	186,967	186,577
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	195,292	193,320
Accumulated other comprehensive loss	(21,305)	(20,130)
Total shareholders’ equity	360,954	359,767
Total liabilities and shareholders’ equity	$5,711,688	$5,571,647

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2026	2025
Interest income
Loans	$60,839	$62,662
Securities – taxable	9,496	8,463
Securities – non-taxable	654	661
Other earning assets	4,821	5,043
Total interest income	75,810	76,829
Interest expense
Deposits	40,359	47,626
Other borrowed funds	3,853	4,107
Total interest expense	44,212	51,733
Net interest income	31,598	25,096
Provision for credit losses - loans	16,606	12,121
Benefit for credit losses - debt securities held to maturity	(6)	(20)
Benefit for credit losses - off-balance sheet commitments	(295)	(168)
Net interest income after provision for credit losses	15,293	13,163
Noninterest income
Service charges and fees	844	265
Loan servicing revenue	2,856	1,983
Loan servicing asset revaluation	(1,060)	(1,181)
Gain on sale of loans	7,377	8,647
Other	1,501	713
Total noninterest income	11,518	10,427
Noninterest expense
Salaries and employee benefits	13,236	13,107
Marketing, advertising and promotion	615	647
Consulting and professional services	1,080	1,228
Data processing	775	635
Loan expenses	2,179	1,531
Premises and equipment	3,676	3,115
Deposit insurance premium	1,487	1,398
Other	1,979	1,895
Total noninterest expense	25,027	23,556
Income before income taxes	1,784	34
Income tax (benefit) provision	(725)	(909)
Net income	$2,509	$943
Income per share of common stock
Basic	$0.29	$0.11
Diluted	$0.29	$0.11
Weighted-average number of common shares outstanding
Basic	8,734,383	8,715,655
Diluted	8,774,111	8,784,970
Dividends declared per share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$2,509	$943
Other comprehensive income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive income before (loss) income tax	(1,623)	4,424
Income tax (benefit) provision	(374)	1,017
Net effect on other comprehensive (loss) income	(1,249)	3,407

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	100	120
Income tax provision	26	31
Net effect on other comprehensive income	74	89

Total other comprehensive (loss) income	(1,175)	3,496
Comprehensive income	$1,334	$4,439

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2026 and 2025
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2026	$186,577	$193,320	$(20,130)	$359,767
Net Income	—	2,509	—	2,509
Other comprehensive income	—	—	(1,175)	(1,175)
Dividends declared ($0.06 per share)	—	(537)	—	(537)
Recognition of the fair value of share-based compensation	561	—	—	561
Common stock redeemed for the net settlement of share-based awards	(171)	—	—	(171)
Balance, March 31, 2026	$186,967	$195,292	$(21,305)	$360,954

Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net income	—	943	—	943
Other comprehensive income	—	—	3,496	3,496
Dividends declared ($0.06 per share)	—	(534)	—	(534)
Recognition of the fair value of share-based compensation	1	—	—	1
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, March 31, 2025	$185,873	$231,031	$(29,157)	$387,747

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$2,509	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,710	1,070
Increase in cash surrender value of bank-owned life insurance	(305)	(281)
Provision for credit losses	16,305	11,933
Share-based compensation expense	561	1
Loans originated for sale	(60,864)	(112,404)
Proceeds from sale of loans	119,728	141,771
Gain on loans sold	(7,377)	(8,647)
Loss (gain) on sale of other real estate owned	15	(19)
Gain on derivatives	—	(216)
Loan servicing asset revaluation	1,060	1,181
Net change in accrued income and other assets	(597)	(366)
Net change in accrued expenses and other liabilities	1,805	(2,141)
Net cash provided by operating activities	75,550	32,825
Investing activities
Net loan activity, excluding purchases	(44,939)	(58,029)
Proceeds from sale of other real estate owned	672	291
Maturities and calls of securities available-for-sale	42,663	25,528
Purchase of securities available-for-sale	(39,409)	(115,680)
Maturities and calls of securities held-to-maturity	8,861	7,324
Purchase of securities held-to-maturity	(28,263)	(33,629)
Purchase of premises and equipment	(299)	(184)
Loans purchased	—	(36,907)
Other investing activities	(938)	(5,160)
Net cash used in investing activities	(61,652)	(216,446)
Financing activities
Net increase in deposits	141,837	12,419
Cash dividends paid	(521)	(520)
Proceeds from advances from Federal Home Loan Bank	—	100,000
Repayment of advances from Federal Home Loan Bank	(10,000)	—
Other, net	(186)	(234)
Net cash provided by financing activities	131,130	111,665
Net increase (decrease) in cash and cash equivalents	145,028	(71,956)
Cash and cash equivalents, beginning of period	456,777	466,410
Cash and cash equivalents, end of period	$601,805	$394,454
Supplemental disclosures
Cash paid during the period for interest	44,724	52,583
Cash (received) paid during the period for taxes	(368)	146
Loans transferred to other real estate owned	—	1,518
Cash dividends declared, paid in subsequent period	523	522
Securities purchased during the period, settled in subsequent period	5,581	—

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026 or any other period. The March 31, 2026 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025.

(dollars in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025
Basic earnings per share
Net income	$2,509	$943
Weighted-average common shares	8,734,383	8,715,655
Basic earnings per common share	$0.29	$0.11
Diluted earnings per share
Net income	$2,509	$943
Weighted-average common shares	8,734,383	8,715,655
Dilutive effect of equity compensation	39,728	69,315
Weighted-average common and incremental shares	8,774,111	8,784,970
Diluted earnings per common share [1]	$0.29	$0.11

1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were 11,186 and 3,916 weighted-average antidilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2026 and 2025, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”) as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$59,556	$506	$(912)	$59,150
Municipal securities	59,677	5	(2,577)	57,105
Agency mortgage-backed securities - residential [1]	422,344	1,188	(21,454)	402,078
Agency mortgage-backed securities - commercial	62,063	89	(985)	61,167
Private label mortgage-backed securities - residential	116,592	138	(984)	115,746
Asset-backed securities	39,403	44	(153)	39,294
Corporate securities	37,758	399	(662)	37,495
Total available-for-sale	$797,393	$2,369	$(27,727)	$772,035

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$10,374	$—	$(535)	$9,839	$(3)	$10,371
Agency mortgage-backed securities - residential	241,611	1,337	(12,869)	230,079	—	241,611
Agency mortgage-backed securities - commercial	5,616	—	(908)	4,708	—	5,616
Corporate securities	18,536	—	(746)	17,790	(92)	18,444
Total held-to-maturity	$276,137	$1,337	$(15,058)	$262,416	$(95)	$276,042

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of March 31, 2026.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$64,298	$480	$(1,014)	$63,764
Municipal securities	64,777	17	(1,408)	63,386
Agency mortgage-backed securities - residential [1]	409,718	841	(21,102)	389,457
Agency mortgage-backed securities - commercial	59,112	202	(837)	58,477
Private label mortgage-backed securities - residential	124,264	234	(825)	123,673
Asset-backed securities	42,492	100	(39)	42,553
Corporate securities	37,761	346	(730)	37,377
Total available-for-sale	$802,422	$2,220	$(25,955)	$778,687

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$11,009	$1	$(459)	$10,551	$(3)	$11,006
Agency mortgage-backed securities - residential	213,530	1,834	(11,649)	203,715	—	213,530
Agency mortgage-backed securities - commercial	5,635	—	(915)	4,720	—	5,635
Corporate securities	20,536	—	(707)	19,829	(98)	20,438
Total held-to-maturity	$250,710	$1,835	$(13,730)	$238,815	$(101)	$250,609

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of December 31, 2025.

Accrued interest receivable on AFS and HTM securities at March 31, 2026 was $2.9 million and $1.0 million, respectively, compared to $3.0 million and $1.1 million, respectively, at December 31, 2025, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At March 31, 2026 and December 31, 2025, approximately 86% and 84%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities was $0.1 million at both March 31, 2026 and December 31, 2025.

The carrying value of securities at March 31, 2026 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$1,985	$1,986
One to five years	27,911	27,430
Five to ten years	78,387	76,633
After ten years	48,708	47,701
	156,991	153,750
Agency mortgage-backed securities - residential	422,344	402,078
Agency mortgage-backed securities - commercial	62,063	61,167
Private label mortgage-backed securities - residential	116,592	115,746
Asset-backed securities	39,403	39,294
Total	$797,393	$772,035

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$1,182	$1,172
One to five years	14,181	14,068
Five to ten years	12,794	11,696
After ten years	753	693
	28,910	27,629
Agency mortgage-backed securities - residential	241,611	230,079
Agency mortgage-backed securities - commercial	5,616	4,708
Total	$276,137	$262,416

No AFS securities were sold during the three months ended March 31, 2026 and March 31, 2025. As such, the Company did not realize any gains or losses related to the sale of AFS securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at March 31, 2026 and December 31, 2025 was $633.1 million and $611.2 million, which was approximately 60% and 59%, respectively, of the Company’s AFS and HTM securities portfolios. As of March 31, 2026, the Company’s security portfolio consisted of 623 positions, of which 412 were in an unrealized loss position. As of December 31, 2025, the Company’s security portfolio consisted of 618 positions, of which 395 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,885	$(11)	$22,200	$(901)	$26,085	$(912)
Municipal securities	13,492	(273)	27,837	(2,304)	41,329	(2,577)
Agency mortgage-backed securities- residential	55,287	(540)	167,293	(20,914)	222,580	(21,454)
Agency mortgage-backed securities- commercial	15,992	(137)	25,520	(848)	41,512	(985)
Private label mortgage-backed securities - residential	82,283	(344)	6,265	(640)	88,548	(984)
Asset-backed securities	24,006	(153)	—	—	24,006	(153)
Corporate securities	7,705	(45)	14,384	(617)	22,089	(662)
Total	$202,650	$(1,503)	$263,499	$(26,224)	$466,149	$(27,727)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,600	$(20)	$33,849	$(994)	$37,449	$(1,014)
Municipal securities	2,301	—	42,515	(1,408)	44,816	(1,408)
Agency mortgage-backed securities - residential	67,177	(190)	186,453	(20,912)	253,630	(21,102)
Agency mortgage-backed securities - commercial	2,981	(22)	25,915	(815)	28,896	(837)
Private label mortgage-backed securities - residential	75,924	(191)	6,533	(634)	82,457	(825)
Asset-backed securities	21,413	(39)	—	—	21,413	(39)
Corporate securities	3,698	(52)	14,322	(678)	18,020	(730)
Total	$177,094	$(514)	$309,587	$(25,441)	$486,681	$(25,955)

The following tables summarize ratings for the Company’s HTM portfolio as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Held-to-Maturity
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$241,611	$5,616	$—	$247,227
Aa1/AA+	6,411	—	—	—	6,411
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,793	—	—	—	1,793
A3/A-	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	7,000	7,000
Baa3/BBB-	—	—	—	4,536	4,536
Not Rated[1]	—	—	—	2,000	2,000
Total	$10,374	$241,611	$5,616	$18,536	$276,137

1 This security previously had a BBB rating, but the issuer was acquired during the first quarter 2026. The acquiring company did not have any outstanding subordinated debt issuances prior to the acquisition and, therefore, did not have a rating at the time of acquisition.

	December 31, 2025
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

Equity Investments

Equity investments, largely comprised of non-marketable equity investments, are generally accounted for under equity security accounting and are included within accrued income and other assets on the consolidated balance sheet. The Company’s non-marketable equity investments consist of limited partner interests in venture capital and Small Business Investment Company (“SBIC”) funds. After the initial commitment and over the course of the investment period, the Company will make capital contributions and receive a proportional share of profit and return of capital distributions as a result of fund performance until the funds wind down. While the partnership agreements allow the Company to remove the general partner, this right is not considered to be substantive as the general partner can only be removed for cause. All of these investments are generally non-redeemable and distributions are generally expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreements.

The following tables provide additional information related to equity investments accounted for under equity security accounting.

The carrying amount of each equity investment with a readily determinable fair value or net asset value at March 31, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	March 31, 2026	December 31, 2025
GenOpp Financial Fund LP	$2,998	$2,876
Total	$2,998	$2,876

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis at March 31, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	March 31, 2026	December 31, 2025
Carrying value[1]	$38,023	$38,611
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Net change	$38,023	$38,611

1 Excludes $14.3 million and $14.6 million in unfunded commitments as of March 31, 2026 and December 31, 2025, respectively.

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

The following table provides a summary of VIEs that the Company has not consolidated as March 31, 2026 and December 31, 2025:

	March 31, 2026
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$13,354	$19,332	$—	Other assets (1)
Hedge funds	2,998	2,998	—	Other assets (2)
SBIC	7,292	13,000	—	Other assets (3)
Affordable housing	7,378	12,519	—	Other assets (4)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (5)

	December 31, 2025
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$13,685	$20,208	$—	Other assets (6)
Hedge funds	2,876	2,876	—	Other assets (7)
SBIC	7,292	13,000	—	Other assets (8)
Affordable housing	7,634	12,519	—	Other assets (9)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (10)

(1) Maximum exposure to loss includes $13.4 million of current investments and $6.0 million in unfunded commitments.
(2) Maximum exposure to loss includes $2.9 million of current investments.
(3) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.
(4) Maximum exposure to loss includes $7.4 million of current investments, $2.6 million in unfunded commitments and a scenario in which related tax credits of $2.5 million are recaptured, totaling $12.5 million.
(5) Maximum exposure to loss includes $10.0 million of current investments.
(6) Maximum exposure to loss includes $13.7 million of current investments and $6.0 million in unfunded commitments.
(7) Maximum exposure to loss includes $2.9 million of current investments.
(8) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.
(9) Maximum exposure to loss includes $7.6 million of current investments, $2.6 million in unfunded commitments and a scenario in which related tax credits of $2.5 million are recaptured, totaling $12.5 million.
(10) Maximum exposure to loss includes $10.0 million of current investments.

Note 4:        Loans

Loan balances as of March 31, 2026 and December 31, 2025 are summarized in the table below. Categories of loans include:

(amounts in thousands)	March 31, 2026	December 31, 2025
Commercial loans
Commercial and industrial	$225,425	$221,714
Owner-occupied commercial real estate	48,136	48,575
Investor commercial real estate	598,933	647,394
Construction	449,888	372,668
Single tenant lease financing	254,044	222,925
Public finance	441,734	442,234
Healthcare finance	131,161	139,469
Small business lending[1]	433,964	430,024
Franchise finance	389,249	417,045
Total commercial loans	2,972,534	2,942,048
Consumer loans
Residential mortgage	338,058	343,110
Home equity	14,219	14,725
Other consumer loans	431,338	425,458
Total consumer loans	783,615	783,293
Total commercial and consumer loans	3,756,149	3,725,341
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	19,721	21,387
Total loans	3,775,870	3,746,728
Allowance for credit losses	(56,496)	(55,686)
Net loans	$3,719,374	$3,691,042

1 Balances include $59.5 million and $52.2 million that are guaranteed by the U.S. government as of March 31, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustment of $18.1 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2026 and December 31, 2025, respectively.
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

Small Business Lending: These loans are made on a nationwide basis to small businesses and generally carry a partial guaranty from the U.S. Small Business Administration (“SBA”) under its 7(a) loan program. We generally sell the government guaranteed portion of SBA loans into the secondary market while retaining the non-guaranteed portion of the loan and the servicing rights. Loans in the small business lending portfolio have sources of repayment that are primarily based on the identified cash flows of the borrower and secondarily on any underlying collateral provided by the borrower. Loans may, but do not always, have a collateral shortfall. For SBA loans where the guaranteed portion is retained, the SBA guaranty provides a tertiary source of repayment to the Bank in the event of borrower default. Cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value. Loans are made for a broad array of purposes including, but not limited to, providing operating cash flow, funding ownership changes, and facilitating equipment and commercial real estate purchases.

Franchise Finance: These loans are made on a nationwide basis with financing options for new franchise units, recapitalization, expansion, equipment and working capital. The sources of repayment are either based on identified cash flows from existing operations of the borrower or pro forma cash flow for new franchise locations.

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

Policy for Charging Off Loans

The Company’s policy is to charge off a loan at any point in time when it no longer can be considered a bankable asset, meaning collectible within the parameters of policy. Commercial loans are generally charged off when management determines they are uncollectible. Consumer loans are generally charged off when they reach a specified level of delinquency, unless they are well secured and in the process of collection.

The following tables present changes in the balance of the ACL during the three months ended March 31, 2026 and 2025.

(amounts in thousands)	Three Months Ended March 31, 2026
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,942	$152	$(202)	$11	$1,903
Owner-occupied commercial real estate	264	(8)	—	—	256
Investor commercial real estate	2,255	127	—	—	2,382
Construction	2,446	290	—	—	2,736
Single tenant lease financing	816	191	—	—	1,007
Public finance	411	(17)	—	—	394
Healthcare finance	605	(199)	(38)	—	368
Small business lending	27,796	7,119	(9,400)	360	25,875
Franchise finance	14,028	8,513	(6,047)	64	16,558
Residential mortgage	2,142	107	(80)	—	2,169
Home equity	38	(4)	—	1	35
Other consumer loans	2,943	335	(573)	108	2,813
Total	$55,686	$16,606	$(16,340)	$544	$56,496

(amounts in thousands)	Three Months Ended March 31, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$93	$—	$2	$1,360
Owner-occupied commercial real estate	528	(58)	—	—	470
Investor commercial real estate	1,149	(290)	—	—	859
Construction	1,984	183	—	—	2,167
Single tenant lease financing	4,782	(469)	—	—	4,313
Public finance	703	(174)	—	—	529
Healthcare finance	1,412	(102)	—	—	1,310
Small business lending	16,161	4,929	(3,668)	133	17,555
Franchise finance	8,976	8,072	(5,848)	—	11,200
Residential mortgage	2,136	(241)	(11)	6	1,890
Home equity	106	(12)	—	2	96
Other consumer loans	5,567	190	(314)	46	5,489
Total	$44,769	$12,121	$(9,841)	$189	$47,238

Accrued interest receivable on loans totaled $23.1 million at both March 31, 2026 and December 31, 2025 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company maintains a reserve for off-balance sheet commitments, classified in other liabilities. This reserve is at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three months ended March 31, 2026 and 2025.

(amounts in thousands)	Balance December 31, 2025	(Benefit) Provision for Credit Losses	Balance March 31, 2026
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$177	$9	$186
Investor commercial real estate	36	20	56
Construction	2,259	(284)	1,975
Single tenant lease financing	1	2	3
Small business lending	112	(42)	70
Total commercial loans	2,585	(295)	2,290
Total allowance for off-balance sheet commitments	$2,585	$(295)	$2,290

(amounts in thousands)	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance March 31, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(63)	$170
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	—	1
Construction	1,568	(94)	1,474
Single tenant lease financing	19	(7)	12
Small business lending	263	11	274
Total commercial loans	2,095	(164)	1,931
Consumer loans
Residential mortgage	1	—	1
Home equity	35	(3)	32
Other consumer loans	9	(1)	8
Total consumer loans	45	(4)	41
Total allowance for off-balance sheet commitments	$2,140	$(168)	$1,972

The Company utilizes a risk grading matrix to assign a risk grade to each of its commercial loans, which are evaluated annually. A description of the general characteristics of the risk grades is as follows:

•“Pass” - Higher quality loans that do not fit any of the other categories described below.

•“Special Mention” - Loans that possess some potential credit deficiency or weakness, which deserve close attention.

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Pass	$20,282	$87,930	$16,341	$6,683	$10,155	$14,389	$54,659	$—	$210,439
Special Mention	—	157	58	—	581	4,239	9,671	—	14,706
Substandard	—	90	52	138	—	—	—	—	280
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	20,282	88,177	16,451	6,821	10,736	18,628	64,330	—	225,425
Year-to-date gross charge-offs	—	189	13	—	—	—	—	—	202
Owner-occupied commercial real estate
Pass	192	4,114	6,135	1,411	5,127	20,860	—	—	37,839
Special Mention	—	—	—	—	—	8,650	—	—	8,650
Substandard	—	—	—	—	—	1,647	—	—	1,647
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	192	4,114	6,135	1,411	5,127	31,157	—	—	48,136
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	32,043	61,471	28,713	198,472	175,145	99,358	—	—	595,202
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	32,043	61,471	28,713	198,472	175,145	103,089	—	—	598,933
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	26,913	85,845	173,328	137,076	23,422	1,911	1,393	—	449,888
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	26,913	85,845	173,328	137,076	23,422	1,911	1,393	—	449,888
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	46,416	144,301	1,638	1,003	10,315	23,473	—	—	227,146
Special Mention	—	—	—	—	18,537	6,696	—	—	25,233
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	46,416	144,301	1,638	1,003	28,852	31,834	—	—	254,044
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	22,733	38,306	7,845	—	5,106	365,834	—	—	439,824
Special Mention	—	—	—	—	—	1,910	—	—	1,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	22,733	38,306	7,845	—	5,106	367,744	—	—	441,734
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	March 31, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Healthcare finance
Pass	—	—	—	—	—	128,837	—	—	128,837
Special Mention	—	—	—	—	—	887	—	—	887
Substandard	—	—	—	—	—	1,437	—	—	1,437
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	—	131,161	—	—	131,161
Year-to-date gross charge-offs	—	—	—	—	—	38	—	—	38
Small business lending
Pass	15,926	151,558	97,039	55,854	20,335	20,360	28,642	—	389,714
Special Mention	—	627	5,111	4,994	617	1,237	2,936	—	15,522
Substandard	—	2,236	7,191	11,410	1,412	1,436	5,043	—	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	15,926	154,421	109,341	72,258	22,364	23,033	36,621	—	433,964
Year-to-date gross charge-offs	—	1,437	3,927	3,852	6	178	—	—	9,400
Franchise finance
Pass	—	695	54,782	157,369	106,817	21,705	—	—	341,368
Special Mention	100	501	944	10,152	9,405	3,428	—	—	24,530
Substandard	—	—	1,281	6,957	8,813	4,232	—	—	21,283
Doubtful	—	—	—	1,068	600	400	—	—	2,068
Total franchise finance	100	1,196	57,007	175,546	125,635	29,765	—	—	389,249
Year-to-date gross charge-offs	—	—	—	690	1,045	4,312	—	—	6,047
Consumer loans
Residential mortgage
Performing	—	4,730	6,216	10,827	161,647	149,855	—	—	333,275
Nonperforming	—	—	—	—	2,713	2,070	—	—	4,783
Total residential mortgage	—	4,730	6,216	10,827	164,360	151,925	—	—	338,058
Year-to-date gross charge-offs	—	—	—	—	76	4	—	—	80
Home equity
Performing	—	—	—	598	875	793	10,564	1,389	14,219
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	—	598	875	793	10,564	1,389	14,219
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	28,147	96,299	80,711	73,016	69,379	82,910	721	—	431,183
Nonperforming	—	18	67	—	39	31	—	—	155
Total other consumer loans	28,147	96,317	80,778	73,016	69,418	82,941	721	—	431,338
Year-to-date gross charge-offs	11	28	62	275	57	140	—	—	573
Total Loans	$192,752	$678,878	$487,452	$677,028	$631,040	$973,981	$113,629	$1,389	$3,756,149
Total year-to-date gross charge-offs	$11	$1,654	$4,002	$4,817	$1,184	$4,672	$—	$—	$16,340

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$91,592	$18,608	$6,984	$10,450	$530	$14,152	$60,071	$—	$202,387
Special Mention	177	256	—	4,746	4,237	—	9,671	—	19,087
Substandard	64	38	138	—	—	—	—	—	240
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	91,833	18,902	7,122	15,196	4,767	14,152	69,742	—	221,714
Year-to-date gross charge-offs	94	59	—	—	—	—	—	—	153
Owner-occupied commercial real estate
Pass	4,159	6,202	1,421	5,174	4,155	15,966	—	—	37,077
Special Mention	—	—	—	—	852	8,991	—	—	9,843
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,159	6,202	1,421	5,174	5,007	26,612	—	—	48,575
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	61,333	80,798	195,528	179,155	91,708	35,141	—	—	643,663
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	61,333	80,798	195,528	179,155	91,708	38,872	—	—	647,394
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	144,764	1,370	1,007	10,377	2,021	29,524	—	—	189,063
Special Mention	—	—	—	18,628	4,168	9,401	—	—	32,197
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	144,764	1,370	1,007	29,005	6,189	40,590	—	—	222,925
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	44,077	11,119	—	5,301	10,385	369,442	—	—	440,324
Special Mention	—	—	—	—	—	1,910	—	—	1,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	44,077	11,119	—	5,301	10,385	371,352	—	—	442,234
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,317	128,623	—	—	135,940
Special Mention	—	—	—	—	—	933	—	—	933
Substandard	—	—	—	—	—	2,596	—	—	2,596
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,317	132,152	—	—	139,469
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	152,566	103,270	62,754	21,651	7,851	13,779	27,048	—	388,919
Special Mention	—	7,519	5,276	514	—	1,475	1,953	—	16,737
Substandard	—	5,838	11,637	1,315	270	1,416	3,892	—	24,368
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	152,566	116,627	79,667	23,480	8,121	16,670	32,893	—	430,024
Year-to-date gross charge-offs	400	16,668	17,755	2,821	1,087	919	—	—	39,650
Franchise finance
Pass	718	56,732	172,080	120,012	29,064	—	—	—	378,606
Special Mention	510	628	3,351	6,972	—	—	—	—	11,461
Substandard	—	1,281	6,831	10,877	7,989	—	—	—	26,978
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	1,228	58,641	182,262	137,861	37,053	—	—	—	417,045
Year-to-date gross charge-offs	—	370	7,664	9,576	4,144	—	—	—	21,754
Consumer loans
Residential mortgage
Performing	4,770	6,271	10,901	163,760	78,631	73,883	—	—	338,216
Nonperforming	—	—	—	2,721	597	1,576	—	—	4,894
Total residential mortgage	4,770	6,271	10,901	166,481	79,228	75,459	—	—	343,110
Year-to-date gross charge-offs	—	—	—	75	—	—	—	—	75
Home equity
Performing	—	—	628	1,009	187	761	11,330	810	14,725
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	628	1,009	187	761	11,330	810	14,725
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	98,688	85,148	77,999	72,978	26,284	63,224	903	—	425,224
Nonperforming	—	96	84	9	34	11	—	—	234
Total other consumer loans	98,688	85,244	78,083	72,987	26,318	63,235	903	—	425,458
Year-to-date gross charge-offs	79	279	491	189	31	388	—	—	1,457
Total Loans	$668,608	$533,115	$689,454	$658,763	$276,280	$781,897	$116,414	$810	$3,725,341
Total year-to-date gross charge-offs	$573	$17,376	$25,910	$12,661	$5,262	$1,307	$—	$—	$63,089

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$407	$667	$—	$1,074	$224,351	$225,425
Owner-occupied commercial real estate	—	—	—	—	48,136	48,136
Investor commercial real estate	—	—	—	—	598,933	598,933
Construction	—	—	—	—	449,888	449,888
Single tenant lease financing	—	2,652	—	2,652	251,392	254,044
Public finance	—	—	—	—	441,734	441,734
Healthcare finance	—	—	—	—	131,161	131,161
Small business lending	11,238	2,476	11,115	24,829	409,135	433,964
Franchise finance	3,724	9,254	28,328	41,306	347,943	389,249
Residential mortgage	99	2,498	4,463	7,060	330,998	338,058
Home equity	—	236	—	236	13,983	14,219
Other consumer loans	205	121	92	418	430,920	431,338
Total	$15,673	$17,904	$43,998	$77,575	$3,678,574	$3,756,149

	December 31, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$515	$200	$—	$715	$220,999	$221,714
Owner-occupied commercial real estate	—	—	—	—	48,575	48,575
Investor commercial real estate	—	—	—	—	647,394	647,394
Construction	—	—	—	—	372,668	372,668
Single tenant lease financing	—	—	—	—	222,925	222,925
Public finance	—	—	—	—	442,234	442,234
Healthcare finance	—	—	1,150	1,150	138,319	139,469
Small business lending	20,325	4,277	9,445	34,047	395,977	430,024
Franchise finance	11,641	1,110	24,912	37,663	379,382	417,045
Residential mortgage	—	3,079	4,622	7,701	335,409	343,110
Home equity	—	—	—	—	14,725	14,725
Other consumer loans	243	102	141	486	424,972	425,458
Total	$32,724	$8,768	$40,270	$81,762	$3,643,579	$3,725,341

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	March 31, 2026			December 31, 2025
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$261	$27	$—	$240	$—	$—
Single tenant lease financing	1,665	—	—	1,665	—	—
Healthcare finance	1,437	1,437	—	2,596	2,596	—
Small business lending[1]	21,292	20,496	268	19,781	18,928	—
Franchise finance	23,350	1,668	6,779	26,978	4,463	1,144
Residential mortgage	4,781	4,781	1,608	4,893	4,893	1,007
Other consumer loans	155	155	—	234	234	—
Total loans	$52,941	$28,564	$8,655	$56,387	$31,114	$2,151
1 Balance includes $15.5 million and $13.6 million at March 31, 2026 and December 31, 2025, respectively, of loans guaranteed by the U.S. government.

Interest income recognized on nonaccrual loans was $0.1 million for both the three months ended March 31, 2026 and 2025.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Small business lending[1]	$6,591	$—	$6,707	$13,298	$377
Residential mortgage	—	4,781	—	4,781	—
Other consumer loans	—	—	155	155	—
Total loans	$6,591	$4,781	$6,862	$18,234	$377

1 Balance includes $8.3 million of loans guaranteed by the U.S. government.

	December 31, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	6,732	—	7,681	14,413	411
Residential mortgage	—	4,893	—	4,893	—
Other consumer loans	—	—	234	234	—
Total loans	$8,386	$4,893	$7,915	$21,194	$411

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

The Company had one loan modification made to borrowers experiencing financial difficulty during the three months ended March 31, 2026. The Company had two loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The following tables present loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$19	$19	0.01%
Total	$19	$19

	Three Months Ended March 31, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Healthcare finance	2,658	2,658	1.60%
Total	$2,658	$2,658

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended March 31, 2026.

	Twelve Months Ended March 31, 2026
(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$52	$138	$—
Single tenant lease financing	—	1,665	—
Healthcare finance	130	—	—
Small business lending	2,783	—	19
Franchise finance	501	—	—
Total	$3,466	$1,803	$19

There were no loans that were modified within the twelve months ended March 31, 2026 that subsequently defaulted during the period presented.

Other Real Estate Owned

The Company had $1.9 million in other real estate owned (“OREO”) as of March 31, 2026, which consisted of two small business lending properties. The Company had $2.6 million in OREO as of December 31, 2025, which consisted of three small business lending properties. There were eight loans totaling $1.9 million and eight loans totaling $2.5 million, in the process of foreclosure at March 31, 2026 and December 31, 2025, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at March 31, 2026 and December 31, 2025.

(amounts in thousands)	March 31, 2026	December 31, 2025
Land	$5,598	$5,598
Construction in process	—	17
Right of use leased asset	62	88
Building and improvements	63,437	63,382
Furniture and equipment	23,079	22,818
Less: accumulated depreciation	(25,170)	(23,969)
Total	$67,006	$67,934

Note 6:        Goodwill

As of March 31, 2026 and December 31, 2025, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2026 or March 31, 2025. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

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

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three months ended March 31, 2026 and 2025 are shown in the table below.

	Three Months Ended
(amounts in thousands)	March 31, 2026	March 31, 2025
Balance, beginning of period	$22,793	$16,389
Additions:
Originated	1,881	2,237
Subtractions:
Paydowns	(1,562)	(964)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	502	(217)
Loan servicing asset revaluation	$(1,060)	$(1,181)
Balance, end of period	$23,614	$17,445

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of March 31, 2026 and December 31, 2025 are shown in the table below.

(amounts in thousands)	March 31, 2026	December 31, 2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,169,534	$1,120,553
Single tenant lease financing	783,161	825,207
Total	$1,952,695	$1,945,760

Loan servicing revenue totaled $2.9 million and $2.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.1 million and $1.2 million downward valuation for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially accrued interest at a fixed rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to three-month Term SOFR plus 5.795%. The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date on or after November 1, 2025. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem a subordinated term note that had been entered into in October 2015.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes initially bear a fixed interest rate of 3.75% per year to, but excluding, September 1, 2026, and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR) plus 3.11%. The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 1, 2026. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem subordinated notes issued by the Company in 2016. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of our obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(506)	$37,000	$(546)
2030 Note	10,000	(107)	10,000	(114)
2031 Notes	60,000	(841)	60,000	(875)
Total	$107,000	$(1,454)	$107,000	$(1,535)

Note 9:        Benefit Plans

Employment Agreements

The Company is party to certain employment agreements with each of its Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer. The employment agreements each provide for annual base salaries and annual bonuses, if any, as determined from time to time by the Compensation Committee of our Board of Directors. The annual bonuses are to be determined with reference to the achievement of annual performance objectives established by the Compensation Committee. The agreements also provide that each of the Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer, may be awarded additional compensation, benefits, or consideration as the Compensation Committee may determine.

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

Award Activity Under 2022 Plan

The Company recorded $0.6 million and less than $0.1 million of share-based compensation expense for the three months ended March 31, 2026, and March 31, 2025, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the three months ended March 31, 2026.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	157,504	$27.97	16,009	$24.72	—	$—
Granted	98,177	21.30	—	—	—	—
Vested	(39,417)	27.28	—	—	—	—
Unvested at March 31, 2026	216,264	$25.07	16,009	$24.72	—	$—

At March 31, 2026, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $3.6 million with a weighted-average expense recognition period of 2.2 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded no share-based compensation expense for the three months ended March 31, 2026 , and less than $0.1 million of share-based compensation expense for the three months ended March 31, 2025, related to stock-based awards under the 2013 Plan.

At March 31, 2026, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the three months ended March 31, 2026.

Deferred Stock Rights
Outstanding, beginning of period	29,013
Granted	85
Outstanding, end of period	29,098

All deferred stock rights granted during the 2026 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At March 31, 2026 and December 31, 2025, the Company had outstanding loan commitments totaling approximately $610.6 million and $617.6 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of March 31, 2026 and December 31, 2025.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2026 or December 31, 2025.

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

Interest Rate Swap Agreements Back-to-Back

The Company offers interest rate swaps to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate contract with the customer. The Company also enters into an offsetting interest rate swap with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally clear interest rate swaps are net of variation margin settled-to-market (Level 2).

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

		March 31, 2026 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$59,150	$—	$59,150	$—
Municipal securities	57,105	—	57,105	—
Agency mortgage-backed securities - residential	402,078	—	402,078	—
Agency mortgage-backed securities - commercial	61,167	—	61,167	—
Private label mortgage-backed securities - residential	115,746	—	115,746	—
Asset-backed securities	39,294	—	39,294	—
Corporate securities	37,495	—	37,495	—
Total available-for-sale securities	$772,035	$—	$772,035	$—
Servicing asset	23,614	—	—	23,614
Interest rate swap agreements - assets (back-to-back)	115	—	115	—
Interest rate swap agreements - liabilities (back-to-back)	(115)	—	(115)	—

		December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$63,764	$—	$63,764	$—
Municipal securities	63,386	—	63,386	—
Agency mortgage-backed securities - residential	389,457	—	389,457	—
Agency mortgage-backed securities - commercial	58,477	—	58,477	—
Private label mortgage-backed securities - residential	123,673	—	123,673	—
Asset-backed securities	42,553	—	42,553	—
Corporate securities	37,377	—	37,377	—
Total available-for-sale securities	$778,687	$—	$778,687	$—
Servicing asset	22,793	—	—	22,793
Interest rate swap agreements - assets (back-to-back)	210	—	210	—
Interest rate swap agreements - liabilities (back-to-back)	(210)	—	(210)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2026 and 2025.

(amounts in thousands)	Servicing Asset
Balance as of January 1, 2026	$22,793
Total realized gains
Additions	1,881
Paydowns	(1,562)
Change in fair value	502
Balance as of March 31, 2026	$23,614

Balance as of January 1, 2025	$16,389
Total realized gains
Additions	2,237
Paydowns	(964)
Change in fair value	(217)
Balance as of March 31, 2025	$17,445

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at March 31, 2026 and December 31, 2025.

		March 31, 2026
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$282	$—	$—	$282
Other real estate owned	1,945	—	—	1,945

		December 31, 2025
(amounts in thousands)		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$336	$—	$—	$336
Other real estate owned	2,631	—	—	2,631
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$282	Fair value of collateral	Discount for type of property and current market conditions	0% - 40%	30.8%
Servicing asset	23,614	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 14%	12.1% 13.0%
Other real estate owned	1,945	Fair value of collateral	Discount to reflect current market conditions	30% - 35%	33.0%

(dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$336	Fair value of collateral	Discount for type of property and current market conditions	0% - 40%	30.8%
Servicing asset	22,793	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 15%	11.9% 13.0%
Other real estate owned	2,631	Fair value of collateral	Discount to reflect current market conditions	30% - 35%	32.0%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of March 31, 2026 or December 31, 2025.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of March 31, 2026 and December 31, 2025.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	March 31, 2026 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$601,805	$601,805	$601,805	$—	$—
Securities held-to-maturity, net	276,042	262,416	—	262,416	—
Loans held-for-sale	55,240	60,440	—	60,440	—
Net loans	3,719,374	3,672,564	—	—	3,672,564
Accrued interest receivable	28,182	28,182	28,182	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,981,650	4,987,625	2,853,259	—	2,134,366
Advances from Federal Home Loan Bank	239,500	240,906	—	240,906	—
Subordinated debt	105,546	106,121	37,059	69,062	—
Accrued interest payable	1,232	1,232	1,232	—	—

	December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$456,777	$456,777	$456,777	$—	$—
Securities held-to-maturity, net	250,609	238,815	—	238,815	—
Loans held-for-sale	108,608	117,917	—	117,917	—
Net loans	3,691,042	3,642,632	—	—	3,642,632
Accrued interest receivable	27,909	27,909	27,909	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,839,813	4,853,941	2,559,565	—	2,294,376
Advances from Federal Home Loan Bank	249,500	252,046	—	252,046	—
Subordinated debt	105,465	105,492	37,059	68,433	—
Accrued interest payable	1,744	1,744	1,744	—	—

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

The Company entered into offsetting interest rate swaps with a correspondent bank. These back-to-back swap agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. The fair value assets and liabilities of centrally cleared interest rate swaps are net of variation margin settled-to-market.

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three months ended March 31, 2026 and 2025, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 8.6 years as of March 31, 2026. The Company had amortization expense totaling $1.0 million and $0.9 million for the three months ended March 31, 2026, and 2025, respectively, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$62,655	$115	$45,050	$210
Total contracts	$62,655	$115	$45,050	$210
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$62,655	$(115)	$45,050	$(210)
Total contracts	$62,655	$(115)	$45,050	$(210)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at both March 31, 2026 and December 31, 2025. The Company pledged cash collateral of $0.3 million to counterparties as security for its obligations related to these agreements at both March 31, 2026 and December 31, 2025.

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders' equity, for the three months ended March 31, 2026 and 2025, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
Balance, January 1, 2026	$(18,277)	$(1,853)	(20,130)
Other comprehensive loss before reclassifications from accumulated other comprehensive loss before tax	(1,623)	—	(1,623)
Reclassifications from accumulated other comprehensive income to earnings before tax	—	100	100
Other comprehensive (loss) income before tax	(1,623)	100	(1,523)
Income tax (benefit) provision	(374)	26	(348)
Other comprehensive (loss) income - net of tax	(1,249)	74	(1,175)
Balance, March 31, 2026	$(19,526)	$(1,779)	$(21,305)

Balance, January 1, 2025	$(30,413)	$(2,240)	(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	4,424	—	4,424
Reclassifications from accumulated other comprehensive income to earnings before tax	—	120	120
Other comprehensive income before tax	4,424	120	4,544
Income tax provision	1,017	31	1,048
Other comprehensive income - net of tax	3,407	89	3,496
Balance, March 31, 2025	$(27,006)	$(2,151)	$(29,157)

(amounts in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income for the Three Months Ended
Details About Accumulated Other Comprehensive Loss Components	March 31, 2026	March 31, 2025	Affected Line Item in the Statements of Income
Reclassifications from accumulated other comprehensive income to earnings before tax	$(100)	(120)	Interest Income
Total amount reclassified before tax	(100)	(120)	Income before income taxes
Tax benefit	(26)	(31)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive (loss) income	$(74)	$(89)	Net income

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

Recently Adopted Accounting Standards

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties, and assumptions. You should review the “Risk Factors” sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are an active lender in the Small Business

Administration (“SBA”) 7(a) program, closing $72.5 million in SBA 7(a) loans during the three months ended March 31,2026. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

We offer payment, deposit, card and lending products and services through partnerships with financial technology companies and platforms (“fintechs”). With the rapid evolution of technology that enables small businesses to manage their finances digitally, fintechs are addressing a significantly growing marketplace. Fintechs have created robust digital offerings, unburdened by legacy technology architecture, to address growing customer expectations. Through partnerships with selected fintechs, we believe our ability to win and retain small business relationships will be significantly enhanced. Furthermore, we believe partnering with select fintechs will allow us to further diversify our revenue sources, acquire deposits and pursue additional asset generation capabilities.

As of March 31, 2026, the Company had consolidated assets of $5.7 billion, consolidated deposits of $5.0 billion and stockholders’ equity of $361.0 million.
Results of Operations

During the first quarter 2026, net income was $2.5 million, or $0.29 diluted earnings per share, compared to net income of $0.9 million, or $0.11 diluted earnings per share, during the first quarter 2025, representing an increase in net income of $1.6 million, or 166.1%, and an increase in diluted earnings per share of $0.18, or 163.6%.

The $1.6 million increase in net income for the first quarter 2026 compared to the first quarter 2025 was due primarily to increases of $6.5 million, or 25.9%, in net interest income and $1.1 million, or 10.5%, in noninterest income, partially offset by increases of $4.4 million, or 36.6%, in the provision for credit losses and $1.5 million, or 6.2%, in noninterest expense, as well as a decrease of $0.2 million in income tax benefit.

During the first quarter 2026, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.18%, 2.72% and 2.75%, respectively, compared to 0.07%, 0.98% and 0.99%, respectively, for the first quarter 2025.

During the first quarter 2026, pre-provision net revenue (“PPNR”) was $18.1 million, an increase of 51.2% from PPNR of $12.0 million for the first quarter 2025. The $6.1 million increase was due to an increase of $6.5 million, or 25.9%, in net interest income and an increase of $1.1 million, or 10.5%, in noninterest income, partially offset by an increase of $1.5 million, or 6.2%, in noninterest expense.

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

	Three Months Ended
	March 31, 2026			March 31, 2025
(dollars in thousands)	Average Balance	Interest /Dividends	Yield / Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,880,131	$60,839	6.36%	$4,242,933	$62,662	5.99%
Securities - taxable	943,079	9,496	4.08%	820,175	8,463	4.18%
Securities - non-taxable	79,793	654	3.32%	81,743	661	3.28%
Other earning assets	521,697	4,821	3.75%	445,280	5,043	4.59%
Total interest-earning assets	5,424,700	75,810	5.67%	5,590,131	76,829	5.57%

Allowance for credit losses - loans	(56,106)			(45,664)
Noninterest-earning assets	267,052			225,913
Total assets	$5,635,646			$5,770,380

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,243,549	$8,168	2.66%	$956,322	$6,974	2.96%
Savings accounts	19,542	41	0.85%	20,568	43	0.85%
Money market accounts	1,292,126	10,103	3.17%	1,221,795	11,361	3.77%
Certificates and brokered deposits	2,188,972	22,047	4.08%	2,617,293	29,248	4.53%
Total interest-bearing deposits	4,744,189	40,359	3.45%	4,815,978	47,626	4.01%
Other borrowed funds	352,117	3,853	4.44%	401,300	4,107	4.15%
Total interest-bearing liabilities	5,096,306	44,212	3.52%	5,217,278	51,733	4.02%
Noninterest-bearing deposits	143,305			135,878
Other noninterest-bearing liabilities	21,759			25,189
Total liabilities	5,261,370			5,378,345

Shareholders’ equity	374,276			392,035
Total liabilities and shareholders’ equity	$5,635,646			$5,770,380

Net interest income		$31,598			$25,096

Interest rate spread [1]			2.15%			1.55%
Net interest margin [2]			2.36%			1.82%
Net interest margin - FTE [3]			2.45%			1.91%

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

	Three Months Ended March 31, 2026 vs. March 31, 2025 Due to Changes in
(amounts in thousands)	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(19,288)	$17,465	$(1,823)
Securities – taxable	2,305	(1,272)	1,033
Securities – non-taxable	(48)	41	(7)
Other earning assets	3,513	(3,735)	(222)
Total	(13,518)	12,499	(1,019)

Interest expense
Interest-bearing deposits	(701)	(6,566)	(7,267)
Other borrowed funds	(1,644)	1,390	(254)
Total	(2,345)	(5,176)	(7,521)

(Decrease) increase in net interest income	$(11,173)	$17,675	$6,502

Net interest income for the first quarter 2026 was $31.6 million, an increase of $6.5 million, or 25.9%, compared to $25.1 million for the first quarter 2025. The increase in net interest income was the result of a decrease of $7.5 million, or 14.5%, in total interest expense to $44.2 million for the first quarter 2026 from $51.7 million for the first quarter 2025, which was partially offset by a $1.0 million, or 1.3%, decrease in total interest income to $75.8 million for the first quarter 2026 from $76.8 million for the first quarter 2025.

The decrease in total interest income for the first quarter 2026 compared to first quarter 2025 was due primarily to a decrease in interest earned on loans, resulting from a decrease of $362.8 million, or 8.6%, in the average balance of loans including loans held-for-sale, partially offset by an increase of 37 bps in the yield earned on loans, including loans held-for-sale. Additionally, the average balance of other earning assets increased $76.4 million, or 17.2%, while the yield on other earning assets decreased 84 bps. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rates on cash balances held at the Federal Reserve. The decrease in total interest income was partially offset by increases in interest income related to securities. The average balance of securities increased $121.0 million, or 13.4%, but was partially offset by a decrease of 8 bps in the yield earned on securities for the first quarter 2026 compared to the first quarter 2025. The yield on funded portfolio loan originations was 6.58% for the first quarter 2026, a decrease of 120 bps compared to the first quarter 2025, but still higher than the overall yield on the loan portfolio.

The decrease in total interest expense for the first quarter 2026 compared to the first quarter 2025 was due primarily to decreases of $7.2 million, or 24.6%, in interest expense associated with certificates and brokered deposits, $1.2 million, or 11.1%, in interest expense associated with money market accounts and $0.3 million, or 6.2%, in other borrowed funds, partially offset by an increase of $1.2 million, or 17.1%, in interest expense associated with interest-bearing demand deposits. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 45 bps in the cost of these deposits, as well as a decrease in the average balance of these deposits of $428.3 million, or 16.4%. The decrease in interest expense related to money market accounts was driven by a 60 bp decrease in the cost of these deposits, partially offset by an increase in the average balance of these deposits of $70.3 million, or 5.8%. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $49.2 million, or 12.3%, partially offset by a 29 bp increase in the cost of these funds. The increase in interest expense related to interest-bearing demand deposits was driven by an increase in the average balance of $287.2 million, or 30%, partially offset by 30 bp decrease in the cost of these deposits.

Overall, the cost of total interest-bearing liabilities for the first quarter 2026 decreased 50 bps to 3.52% from 4.02% for the first quarter 2025.

Net interest margin (“NIM”) was 2.36% for the first quarter 2026 compared to 1.82% for the first quarter 2025, an increase of 54 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.45% for the first quarter 2026 compared to 1.91% for the first quarter 2025, an increase of 54 bps. The increase in the first quarter 2026 NIM and FTE NIM compared to the first quarter 2025 reflects the combination of higher yields on loans and continued improvement in the cost of funds related to deposits.

Noninterest Income

The following table shows noninterest income for each of the periods presented.

	Three Months Ended
(amounts in thousands)	March 31, 2026	March 31, 2025
Service charges and fees	$844	$265
Loan servicing revenue	2,856	1,983
Loan servicing asset revaluation	(1,060)	(1,181)
Gain on sale of loans	7,377	8,647
Other	1,501	713
Total noninterest income	$11,518	$10,427

During the first quarter 2026, noninterest income was $11.5 million, representing an increase of $1.1 million, or 10.5%, compared to $10.4 million of noninterest income for the first quarter 2025. The increase in noninterest income was driven primarily by increases in net loan servicing, other noninterest income and service charges and fees, partially offset by a decrease in gain on sale of loans. The increase of $1.0 million, or 123.9%, in net loan servicing was due to growth in the balance of the Company’s SBA 7(a) and single tenant lease financing servicing portfolios. The increase of $0.8 million, or 110.5%, in other noninterest income was due primarily to an increase in fintech partnership revenue. The increase of $0.6 million, or 218.5%, in service charges and fees reflects higher fees earned on fintech deposits moved off-balance sheet into deposit networks, which increased substantially from the prior year. The decrease in gain on sale of loans of $1.3 million, or 14.7%, was due primarily to a lower volume of SBA loans sold in the first quarter 2026 compared to the first quarter 2025, partially offset by a 27 bp increase in net premiums.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended
(amounts in thousands)	March 31, 2026	March 31, 2025
Salaries and employee benefits	$13,236	$13,107
Marketing, advertising and promotion	615	647
Consulting and professional services	1,080	1,228
Data processing	775	635
Loan expenses	2,179	1,531
Premises and equipment	3,676	3,115
Deposit insurance premium	1,487	1,398
Other	1,979	1,895
Total noninterest expense	$25,027	$23,556

Noninterest expense for the first quarter 2026 was $25.0 million, representing an increase of $1.5 million, or 6.2%, compared to $23.6 million for the first quarter 2025. The increase in noninterest expense was due primarily to increases in loan expenses and premises and equipment. The increase of $0.6 million, or 42.3%, in loan expenses was due primarily to collection expense, as well as third party servicing associated with SBA and fintech lending. The increase of $0.6 million, or 18.0%, in premises and equipment was due primarily to continued investment in technology to enhance the user experience in consumer and small business banking.

The Company recorded an income tax benefit of $0.7 million for the first quarter 2026, compared to an income tax benefit of $0.9 million for the first quarter 2025.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	March 31, 2026	December 31, 2025
Total assets	$5,711,688	$5,571,647
Loans	3,775,870	3,746,728
Total securities	1,048,077	1,029,296
Loans held-for-sale	55,240	108,608
Noninterest-bearing deposits	149,505	146,879
Interest-bearing deposits	4,832,145	4,692,934
Total deposits	4,981,650	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Total liabilities	5,350,734	5,211,880
Total shareholders’ equity	360,954	359,767

Total assets increased $140.0 million, or 2.5%, to $5.7 billion at March 31, 2026 compared to $5.6 billion at December 31, 2025. The increase was due primarily to an increase in deposits driven by growth in fintech partnerships, which was used in conjunction with on-balance sheet liquidity to fund loan growth, purchase securities and pay down higher cost certificates of deposits and FHLB advances. Total liabilities increased $138.9 million, or 2.7%, to $5.4 billion at March 31, 2026 compared to $5.2 billion at December 31, 2025. The increase was due mainly to an increase in total deposits.

As of March 31, 2026, total shareholders’ equity was $361.0 million, an increase of $1.2 million, or 0.3%, compared to December 31, 2025. The increase in shareholders’ equity was due primarily to current period net income and was partially offset by an increase in accumulated other comprehensive loss as unrealized losses on debt securities increased during the quarter due to changes in market interest rates. Tangible common equity totaled $356.3 million as of March 31, 2026, representing an increase of $1.2 million, or 0.3%, compared to December 31, 2025. The ratio of total shareholders’ equity to total assets decreased to 6.32% as of March 31, 2026 from 6.46% as of December 31, 2025, and the ratio of tangible common equity to tangible assets decreased to 6.24% as of March 31, 2026 from 6.38% as of December 31, 2025.

Book value per common share was $41.41 for both March 31, 2026 and December 31, 2025 and tangible book value per common share was $40.87 for both March 31, 2026 and December 31, 2025. The slight increase in total shareholders’ equity and tangible common equity was offset by a higher number of shares outstanding. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	March 31, 2026		December 31, 2025
Commercial loans
Commercial and industrial	$225,425	6.0%	$221,714	5.9%
Owner-occupied commercial real estate	48,136	1.3%	48,575	1.3%
Investor commercial real estate	598,933	15.9%	647,394	17.3%
Construction	449,888	11.9%	372,668	9.9%
Single tenant lease financing	254,044	6.7%	222,925	5.9%
Public finance	441,734	11.7%	442,234	11.8%
Healthcare finance	131,161	3.5%	139,469	3.7%
Small business lending [1]	433,964	11.5%	430,024	11.5%
Franchise finance	389,249	10.3%	417,045	11.1%
Total commercial loans	2,972,534	78.8%	2,942,048	78.4%
Consumer loans
Residential mortgage	338,058	9.0%	343,110	9.2%
Home equity	14,219	0.4%	14,725	0.4%
Other consumer loans	431,338	11.4%	425,458	11.4%
Total consumer loans	783,615	20.8%	783,293	21.0%
Total commercial and consumer loans	3,756,149	99.6%	3,725,341	99.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [2]	19,721	0.4%	21,387	0.6%
Total loans	3,775,870	100.0%	3,746,728	100.0%
Allowance for credit losses - loans	(56,496)		(55,686)
Net loans	$3,719,374		$3,691,042

1 Balances include $59.5 million and $52.2 million that are guaranteed by the U.S. government as of March 31, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustments of $18.1 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of March 31, 2026 and December 31, 2025, respectively.

Total loans were $3.8 billion as of March 31, 2026, an increase of $29.1 million, or 0.8%, compared to December 31, 2025. Total commercial loan balances were $3.0 billion as of March 31, 2026, an increase of $30.5 million, or 1.0%, from December 31, 2025. Total consumer loan balances were $783.6 million as of March 31, 2026, an increase of $0.3 million, or less than 0.1%, compared to December 31, 2025. Compared to December 31, 2025, the increase in commercial loan balances was driven by construction and single tenant lease financing loans, partially offset by early payoffs in investor commercial real estate and planned run-off in the franchise finance and healthcare finance portfolios. The slight increase in consumer loan balances was due primarily to origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans
Commercial loans:
Commercial and industrial	$261	$240
Single tenant lease financing	1,665	1,665
Healthcare finance	1,437	2,596
Small business lending [1]	21,292	19,781
Franchise finance	23,350	26,978
Total commercial loans	48,005	51,260
Consumer loans:
Residential mortgage	4,781	4,893
Other consumer loans	155	234
Total consumer loans	4,936	5,127
Total nonaccrual loans	52,941	56,387

Past due 90 days and accruing loans
Commercial loans:
Small business lending	268	—
Franchise finance	6,779	1,144
Total commercial loans	7,047	1,144
Consumer loans:
Residential mortgage	1,608	1,007
Total consumer loans	1,608	1,007
Total past due 90 days and accruing loans	8,655	2,151

Total nonperforming loans	61,596	58,538

Other real estate owned
Small business lending	1,945	2,631
Total other real estate owned	1,945	2,631

Other nonperforming assets	150	186

Total nonperforming assets	$63,691	$61,355

Total nonperforming loans to total loans	1.63%	1.56%
Total nonperforming assets to total assets	1.12%	1.10%
Allowance for credit losses - loans to total loans	1.50%	1.49%
Nonaccrual loans to total loans	1.40%	1.50%
Allowance for credit losses - loans to nonaccrual loans	106.7%	98.8%
Allowance for credit losses - loans to nonperforming loans	91.7%	95.1%

1 Balances include $15.5 million and $13.6 million that are guaranteed by the U.S. government as of March 31, 2026 and December 31, 2025, respectively.

Total nonperforming loans increased $3.1 million, or 5.2%, to $61.6 million as of March 31, 2026 compared to $58.5 million as of December 31, 2025 due primarily to an increase in accruing loans past due 90 days or more and nonperforming loans in the small business lending portfolio, partially offset by decreases in nonperforming loans in the franchise finance and healthcare finance portfolios. Total nonperforming assets increased $2.3 million, or 3.8%, to $63.7 million as of March 31, 2026, compared to $61.4 million as of December 31, 2025, due primarily to the accruing loans past due 90 days or more mentioned above. As of March 31, 2026, the Company had two small business lending properties in OREO with carrying values of $1.9 million. As of December 31, 2025, the Company had three small business lending properties in OREO with a carrying value of $2.6 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended		Year Ended
(dollars in thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Balance, beginning of period	$55,686	$44,769	$44,769
Provision charged to expense	16,606	12,121	71,921
Losses charged off
Commercial and industrial	(202)	—	(153)
Healthcare finance	(38)	—	—
Small business lending	(9,400)	(3,668)	(39,650)
Franchise finance	(6,047)	(5,848)	(21,754)
Residential mortgage	(80)	(11)	(75)
Other consumer loans	(573)	(314)	(1,457)
Total losses charged off	(16,340)	(9,841)	(63,089)
Recoveries
Commercial and industrial	11	2	21
Small business lending	360	133	1,681
Franchise finance	64	—	94
Residential mortgage	—	6	19
Home equity	1	2	7
Other consumer loans	108	46	263
Total recoveries	544	189	2,085
Balance, end of period	$56,496	$47,238	$55,686

Net charge-offs	$15,796	$9,652	$61,004

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.55%	(0.01%)	0.11%
Healthcare finance	0.11%	0.00%	0.00%
Small business lending	7.12%	3.79%	8.16%
Franchise finance	5.96%	4.49%	4.48%
Total commercial net charge-offs	2.01%	1.12%	1.76%
Residential mortgage	0.10%	0.01%	0.02%
Home equity	(0.03%)	(0.05%)	(0.04%)
Other consumer loans	0.65%	0.36%	0.41%
Total consumer net charge-offs	0.28%	0.14%	0.16%
Total net charge-offs to average loans	1.65%	0.92%	1.45%

The allowance for credit losses - loans (“ACL”) was $56.5 million as of March 31, 2026, compared to $55.7 million as of December 31, 2025. The ACL as a percentage of total loans was 1.50% at March 31, 2026, compared to 1.49% at December 31, 2025. The ACL as a percentage of nonperforming loans decreased to 91.7% as of March 31, 2026, compared to 95.1% as of December 31, 2025, as the increase in nonperforming loans outweighed the increase in the ACL.

Net charge-offs of $15.8 million were recognized during the first quarter 2026, resulting in net charge-offs to average loans of 1.65%, compared to net charge-offs of $9.7 million, or 0.92% of average loans, for the first quarter 2025. Net charge-offs in the first quarter 2026 were elevated as the Company continued to take action to resolve problem loans in the small business lending and franchise finance portfolios.

The provision for credit losses - loans in the first quarter 2026 was $16.6 million, compared to $12.1 million for the first quarter 2025. The increase in the provision for credit losses - loans for the first quarter 2026 was driven primarily by the net charge-offs mentioned above and additional specific reserves related to franchise finance loans.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	March 31, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$59,556	$64,298
Municipal securities	59,677	64,777
Agency mortgage-backed securities - residential	422,344	409,718
Agency mortgage-backed securities - commercial	62,063	59,112
Private label mortgage-backed securities - residential	116,592	124,264
Asset-backed securities	39,403	42,492
Corporate securities	37,758	37,761
Total available-for-sale	797,393	802,422
Securities held-to-maturity, net carrying value
Municipal securities	10,371	11,006
Agency mortgage-backed securities - residential	241,611	213,530
Agency mortgage-backed securities - commercial	5,616	5,635
Corporate securities	18,444	20,438
Total held-to-maturity, net carrying value	276,042	250,609
Total securities	$1,073,435	$1,053,031

(amounts in thousands)
Approximate Fair Value	March 31, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$59,150	$63,764
Municipal securities	57,105	63,386
Agency mortgage-backed securities - residential	402,078	389,457
Agency mortgage-backed securities - commercial	61,167	58,477
Private label mortgage-backed securities - residential	115,746	123,673
Asset-backed securities	39,294	42,553
Corporate securities	37,495	37,377
Total available-for-sale	772,035	778,687
Securities held-to-maturity
Municipal securities	9,839	10,551
Agency mortgage-backed securities - residential	230,079	203,715
Agency mortgage-backed securities - commercial	4,708	4,720
Corporate securities	17,790	19,829
Total held-to-maturity	262,416	238,815
Total securities	$1,034,451	$1,017,502

The approximate fair value of available-for-sale investment securities decreased $6.7 million, or 0.9%, to $772.0 million as of March 31, 2026, compared to $778.7 million as of December 31, 2025. The decrease was due primarily to decreases of $7.9 million in private label mortgage-backed securities - residential, $6.3 million in municipal securities, $4.6 million in U.S. Government-sponsored agencies and $3.3 million in asset-backed securities, partially offset by increases of $12.6 million in agency mortgage-backed securities - residential and $2.7 million in agency mortgage-backed securities - commercial. The Company deployed available liquidity during the first quarter 2026 into new purchases of available-for-sale short-duration agency mortgage-backed securities - residential and agency mortgage-backed securities - commercial, which was partially offset by net pay down activity in other security types. As of March 31, 2026, the Company had securities with a net carrying value of $276.0 million designated as held-to-maturity, compared to $250.6 million as of December 31, 2025. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential made in the first quarter 2026.

Accrued Income and Other Assets

Accrued income and other assets increased $1.5 million, or 1.7%, to $90.5 million at March 31, 2026, compared to $89.1 million at December 31, 2025. The increase was due primarily to increases of $1.3 million in various receivables, $0.5 million in deferred tax assets and $0.4 million in investments in fund partnerships, partially offset by a decrease of $0.6 million in prepaid assets.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $7.4 million, or 48.5%, to $22.8 million at March 31, 2026, compared to $15.4 million at December 31, 2025. The increase was due primarily to an increase related to securities purchased at the end of March that did not settle until April and accrued interest, partially offset by decreases of $0.3 million in both unfunded commitments and the reserve for unfunded loan commitments.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	March 31, 2026		December 31, 2025
Noninterest-bearing deposits	$149,505	3.0%	$146,879	3.0%
Interest-bearing demand deposits	1,358,028	27.3%	1,120,850	23.2%
Savings accounts	20,344	0.4%	18,991	0.4%
Money market accounts	1,325,382	26.6%	1,272,845	26.3%
Certificates of deposits	1,869,181	37.5%	2,004,909	41.4%
Brokered deposits	259,210	5.2%	275,339	5.7%
Total deposits	$4,981,650	100.0%	$4,839,813	100.0%

Total deposits increased $141.8 million, or 2.9%, to $5.0 billion as of March 31, 2026, compared to $4.8 billion as of December 31, 2025. The increase was due primarily to increases of $237.2 million, or 21.2%, in interest-bearing demand deposits and $52.5 million, or 4.1%, in money market accounts, partially offset by decreases of $135.8 million, or 6.8%, in certificates of deposits and $16.1 million, or 5.9%, in brokered deposits. The increase in interest-bearing demand deposits was driven by growth in fintech partnership deposits, which provided the ability to pay down higher-cost brokered deposits and certificates of deposits.

Uninsured deposit balances represented 39% of total deposits at March 31, 2026, up from 33% at December 31, 2025. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 34% as of March 31, 2026, compared to 27% as of December 31, 2025. The increase in uninsured deposit balances was impacted by increases in fintech payment volumes experienced on the last day of the quarter.

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

The following tables present actual and required capital ratios as of March 31, 2026 and December 31, 2025 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2026 and December 31, 2025, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of March 31, 2026:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$350,456	8.97%	$273,388	7.00%	N/A	N/A
Bank	421,265	10.86%	271,490	7.00%	$252,097	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	350,456	8.97%	331,971	8.50%	N/A	N/A
Bank	421,265	10.86%	329,666	8.50%	310,274	8.00%
Total capital to risk-weighted assets
Consolidated	488,370	12.50%	410,082	10.50%	N/A	N/A
Bank	469,873	12.12%	407,234	10.50%	387,842	10.00%
Leverage ratio
Consolidated	350,456	6.23%	224,998	4.00%	N/A	N/A
Bank	421,265	7.53%	223,849	4.00%	279,811	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$350,350	8.97%	$273,335	7.00%	N/A	N/A
Bank	420,963	10.83%	272,045	7.00%	$252,613	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	350,350	8.97%	331,907	8.50%	N/A	N/A
Bank	420,963	10.83%	330,340	8.50%	310,908	8.00%
Total capital to risk-weighted assets
Consolidated	488,170	12.50%	410,003	10.50%	N/A	N/A
Bank	469,649	12.08%	408,067	10.50%	338,635	10.00%
Leverage ratio
Consolidated	350,350	6.24%	224,566	4.00%	N/A	N/A
Bank	420,963	7.53%	223,717	4.00%	279,646	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable April 15, 2026 to shareholders of record as of March 31, 2026. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of March 31, 2026, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

Capital Resources

The Company believes it has sufficient liquidity and capital resources to meet its cash and capital expenditure requirements for the next twelve months and longer. The Company may explore strategic alternatives, including additional asset, deposit or revenue generation channels that complement our small business, commercial, consumer and fintech banking platforms, which may require additional capital. If the Company is unable to secure such capital at favorable terms, its ability to take advantage of such opportunities could be adversely affected.

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of March 31, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

Various factors determine the amount and timing of our share repurchases, including our capital requirements, organic growth and other strategic opportunities, economic and market conditions (including the trading price of our stock), and regulatory and legal considerations.

Liquidity

Liquidity management is the process used by the Company to manage the continuing flow of funds necessary to meet its financial commitments on a timely basis and at a reasonable cost while also maintaining safe and sound operations. Liquidity, represented by cash and investment securities, is a product of the Company’s operating, investing and financing activities. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, maturing loans and investment securities, access to wholesale funding sources and collateralized borrowings. In addition, the Company may elect to hold certain deposit balances off-balance sheet, with optionality to bring them back onto the balance sheet as funding needs evolve. While scheduled payments and maturities of loans and investment securities are relatively predictable sources of funds, deposit flows are greatly influenced by interest rates, general economic conditions and competition. Therefore, the Company may supplement deposit growth and enhances interest rate risk management through borrowings and wholesale funding, which are generally advances from the Federal Home Loan Bank (“FHLB”) and brokered deposits.

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At March 31, 2026, on a consolidated basis, the Company had $1.4 billion in cash and cash equivalents and investment securities available-for-sale and $55.2 million in loans held-for-sale that were generally available for its cash needs. Additionally, the Company uses a custodial deposit arrangement for certain deposit programs whereby the Company, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term liquidity needs at one or more third-party banks insured by the FDIC through the IntraFi One-Way Sell network. The Company remains the issuer of, and maintains the records for, all accounts under the applicable account holder agreements and, importantly, retains transactional authority to move funds on-and-off balance sheet as liquidity needs merit. Such off-balance sheet deposits totaled $1.5 billion at March 31, 2026 and $1.1 billion at December 31, 2025 and primarily consist of fintech partnership deposits. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At March 31, 2026, the Bank had the ability to borrow an additional $1.7 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At March 31, 2026, the Company, on an unconsolidated basis, had $9.0 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At March 31, 2026, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $610.6 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at March 31, 2026 totaled $1.4 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE and pre-provision net revenue are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for each of the periods presented.

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2026	March 31, 2025
Total equity - GAAP	$360,954	$387,747
Adjustments:
Goodwill	(4,687)	(4,687)
Tangible common equity	$356,267	$383,060

Total assets - GAAP	$5,711,688	$5,851,608
Adjustments:
Goodwill	(4,687)	(4,687)
Tangible assets	$5,707,001	$5,846,921

Common shares outstanding	8,716,662	8,697,085

Book value per common share	$41.41	$44.58
Effect of goodwill	(0.54)	(0.54)
Tangible book value per common share	$40.87	$44.04

Total shareholders’ equity to assets	6.32%	6.63%
Effect of goodwill	(0.08%)	(0.08%)
Tangible common equity to tangible assets	6.24%	6.55%

Total average equity - GAAP	$374,276	$392,035
Adjustments:
Average goodwill	(4,687)	(4,687)
Average tangible common equity	$369,589	$387,348

Return on average shareholders’ equity	2.72%	0.98%
Effect of goodwill	0.03%	0.01%
Return on average tangible common equity	2.75%	0.99%

(dollars in thousands, except share and per share data)	Three Months Ended
	March 31, 2026	March 31, 2025
Total interest income	$75,810	$76,829
Adjustments:
Fully-taxable equivalent adjustments [1]	1,160	1,169
Total interest income - FTE	$76,970	$77,998

Net interest income	$31,598	$25,096
Adjustments:
Fully-taxable equivalent adjustments [1]	1,160	1,169
Net interest income - FTE	$32,758	$26,265

Net interest margin	2.36%	1.82%
Effect of fully-taxable equivalent adjustments [1]	0.09%	0.09%
Net interest margin - FTE	2.45%	1.91%

Net income-GAAP	$2,509	$943
Adjustments:1
Provision for credit losses	16,305	11,933
Income tax benefit	(725)	(909)
Pre-provision net revenue	$18,089	$11,967
[1] Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of March 31, 2026, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	7.54%	4.08%	N/A	(2.65%)	(4.71%)
NII - Year 2	3.97%	4.07%	1.71%	(1.07%)	(3.48%)
EVE	11.27%	7.47%	N/A	(4.94%)	(10.18%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of March 31, 2026, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	3.70%	2.01%	N/A	(1.14%)	(1.98%)
NII - Year 2	6.44%	4.50%	1.71%	(1.04%)	(3.31%)
EVE	10.34%	7.09%	N/A	(4.59%)	(9.48%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are party to any material legal proceedings. From time to time, the Bank is a party to legal actions arising from its normal business activities.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of March 31, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the first quarter 2026.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
January 1, 2026 - January 31, 2026	—	$—	—	$24,478
February 1, 2026 - February 28, 2026	—	$—	—	$24,478
March 1, 2026 - March 31, 2026	—	$—	—	$24,478
Total	—		—

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

FIRST INTERNET BANCORP

5/6/2026	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

5/6/2026	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)