Form 10-Q
period 2026-06-30
First Internet Bancorp
filed 2026-08-05
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
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

As of July 31, 2026, the registrant had 8,733,574 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “effort,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of government-guaranteed lending or other income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; the effect of fiscal and governmental policies of the United States federal government; the pace and success of portfolio management initiatives, including planned run-off of certain loan portfolios; the ability to realize anticipated benefits from fintech partnerships; and the potential for goodwill impairment charges if there is any significant unfavorable change in the Company’s forecasted operating results. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in subsequent reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$8,692	$6,145
Interest-bearing deposits	402,276	450,632
Total cash and cash equivalents	410,968	456,777
Securities available-for-sale, at fair value (amortized cost of $811,907 and $802,422 in 2026 and 2025, respectively)	786,676	778,687
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.1 million in 2026 and 2025, respectively, (fair value of $250,571 and $238,815 in 2026 and 2025, respectively)	264,662	250,609
Loans held-for-sale	44,816	108,608
Loans	3,811,073	3,746,728
Allowance for credit losses - loans	(53,096)	(55,686)
Net loans	3,757,977	3,691,042
Accrued interest receivable	29,136	27,909
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	43,175	42,559
Premises and equipment, net	65,720	67,934
Goodwill	4,687	4,687
Servicing asset, at fair value	23,180	22,793
Other real estate owned	4,121	2,631
Accrued income and other assets	92,907	89,061
Total assets	$5,556,375	$5,571,647
Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$131,366	$146,879
Interest-bearing deposits	4,700,012	4,692,934
Total deposits	4,831,378	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Subordinated debt, net of unamortized debt issuance costs of $1,374 and $1,535 in 2026 and 2025, respectively	105,626	105,465
Accrued interest payable	1,594	1,744
Accrued expenses and other liabilities	14,730	15,358
Total liabilities	5,192,828	5,211,880
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,733,574 and 8,686,994 shares issued and outstanding in 2026 and 2025, respectively	187,545	186,577
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	197,119	193,320
Accumulated other comprehensive loss	(21,117)	(20,130)
Total shareholders’ equity	363,547	359,767
Total liabilities and shareholders’ equity	$5,556,375	$5,571,647

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Income – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Loans	$60,693	$66,685	$121,532	$129,347
Securities – taxable	9,948	9,062	19,444	17,525
Securities – non-taxable	629	654	1,283	1,315
Other earning assets	5,366	4,485	10,187	9,528
Total interest income	76,636	80,886	152,446	157,715
Interest expense
Deposits	40,320	46,794	80,679	94,420
Other borrowed funds	3,877	6,102	7,730	10,209
Total interest expense	44,197	52,896	88,409	104,629
Net interest income	32,439	27,990	64,037	53,086
Provision for credit losses - loans	13,508	13,596	30,114	25,717
Benefit for credit losses - debt securities held to maturity	(17)	(12)	(23)	(32)
Benefit (provision) for credit losses - off-balance sheet commitments	(76)	24	(371)	(144)
Net interest income after provision for credit losses	19,024	14,382	34,317	27,545
Noninterest income
Service charges and fees	1,112	278	1,956	543
Loan servicing revenue	2,853	1,979	5,709	3,962
Loan servicing asset revaluation	(1,579)	(1,153)	(2,639)	(2,334)
Gain on sale of loans	4,690	1,673	12,067	10,320
Other	1,609	2,780	3,110	3,493
Total noninterest income	8,685	5,557	20,203	15,984
Noninterest expense
Salaries and employee benefits	13,570	10,867	26,806	23,974
Marketing, advertising and promotion	706	702	1,321	1,349
Consulting and professional services	1,372	936	2,452	2,164
Data processing	774	656	1,549	1,291
Loan expenses	2,109	1,520	4,288	3,051
Premises and equipment	3,718	3,281	7,394	6,396
Deposit insurance premium	1,611	1,564	3,098	2,962
Other	2,262	2,274	4,241	4,170
Total noninterest expense	26,122	21,800	51,149	45,357
Income (loss) before income taxes	1,587	(1,861)	3,371	(1,828)
Income tax benefit	(780)	(2,054)	(1,505)	(2,964)
Net income	$2,367	$193	$4,876	$1,136
Income per share of common stock
Basic	$0.27	$0.02	$0.56	$0.13
Diluted	$0.27	$0.02	$0.55	$0.13
Weighted-average number of common shares outstanding
Basic	8,754,008	8,733,559	8,744,250	8,724,657
Diluted	8,822,099	8,760,374	8,797,389	8,784,005
Dividends declared per share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Income – Unaudited
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,367	$193	$4,876	$1,136
Other comprehensive income (loss)
Securities available-for-sale
Net unrealized holding gain (losses) recorded within other comprehensive income (loss) before income tax	127	3,236	(1,496)	7,660
Income tax provision (benefit)	31	744	(343)	1,761
Net effect on other comprehensive income (loss)	96	2,492	(1,153)	5,899

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	120	132	220	252
Income tax provision	28	34	54	65
Net effect on other comprehensive income	92	98	166	187

Total other comprehensive income (loss)	188	2,590	(987)	6,086
Comprehensive income	$2,555	$2,783	$3,889	$7,222

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2026 and 2025
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2026	$186,577	$193,320	$(20,130)	$359,767
Net Income	—	4,876	—	4,876
Other comprehensive loss	—	—	(987)	(987)
Dividends declared ($0.12 per share)	—	(1,077)	—	(1,077)
Recognition of the fair value of share-based compensation	1,139	—	—	1,139
Common stock redeemed for the net settlement of share-based awards	(171)	—	—	(171)
Balance, June 30, 2026	$187,545	$197,119	$(21,117)	$363,547

Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net income	—	1,136	—	1,136
Other comprehensive income	—	—	6,086	6,086
Dividends declared ($0.12 per share)	—	(1,068)	—	(1,068)
Recognition of the fair value of share-based compensation	243	—	—	243
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	3	—	—	3
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, June 30, 2025	$186,116	$230,690	$(26,567)	$390,239

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended June 30, 2026 and 2025
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, April 1, 2026	$186,967	$195,292	$(21,305)	$360,954
Net income	—	2,367	—	2,367
Other comprehensive income	—	—	188	188
Dividends declared ($0.06 per share)	—	(540)	—	(540)
Recognition of the fair value of share-based compensation	578	—	—	578
Balance, June 30, 2026	$187,545	$197,119	$(21,117)	$363,547

Balance, April 1, 2025	$185,873	$231,031	$(29,157)	$387,747
Net income	—	193	—	193
Other comprehensive income	—	—	2,590	2,590
Dividends declared ($0.06 per share)	—	(534)	—	(534)
Recognition of the fair value of share-based compensation	241	—	—	241
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, June 30, 2025	$186,116	$230,690	$(26,567)	$390,239

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$4,876	$1,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,733	2,982
Increase in cash surrender value of bank-owned life insurance	(616)	(567)
Provision for credit losses	29,720	25,541
Share-based compensation expense	1,139	243
Loans originated for sale	(111,403)	(261,753)
Proceeds from sale of loans	184,237	197,554
Gain on loans sold	(12,067)	(10,320)
Loss (gain) on sale of other real estate owned	15	(19)
Gain on derivatives	—	(146)
Loan servicing asset revaluation	2,639	2,334
Net change in accrued income and other assets	(3,211)	(7,898)
Net change in accrued expenses and other liabilities	(234)	(6,434)
Net cash provided by (used in) operating activities	99,828	(57,347)
Investing activities
Net loan activity, excluding purchases	(99,225)	(199,820)
Proceeds from sale of other real estate owned	672	291
Maturities and calls of securities available-for-sale	87,399	65,376
Purchase of securities available-for-sale	(99,157)	(115,680)
Maturities and calls of securities held-to-maturity	20,127	12,109
Purchase of securities held-to-maturity	(33,844)	(33,629)
Purchase of premises and equipment	(320)	(834)
Loans purchased	—	(17,795)
Other investing activities	(1,608)	(6,516)
Net cash used in investing activities	(125,956)	(296,498)
Financing activities
Net (decrease) increase in deposits	(8,435)	365,583
Cash dividends paid	(1,044)	(1,054)
Proceeds from advances from Federal Home Loan Bank	—	104,500
Repayment of advances from Federal Home Loan Bank	(10,000)	(135,000)
Other, net	(202)	(233)
Net cash (used in) provided by financing activities	(19,681)	333,796
Net decrease in cash and cash equivalents	(45,809)	(20,049)
Cash and cash equivalents, beginning of period	456,777	466,410
Cash and cash equivalents, end of period	$410,968	$446,361
Supplemental disclosures
Cash paid during the period for interest	88,560	105,510
Cash (received) paid during the period for taxes	(351)	238
Loans transferred to other real estate owned	2,176	1,730
Cash dividends declared, paid in subsequent period	524	523

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026 or any other period. The June 30, 2026 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings per share
Net income	$2,367	$193	$4,876	$1,136
Weighted-average common shares	8,754,008	8,733,559	8,744,250	8,724,657
Basic earnings per common share	$0.27	$0.02	$0.56	$0.13
Diluted earnings per share
Net income	$2,367	$193	$4,876	$1,136
Weighted-average common shares	8,754,008	8,733,559	8,744,250	8,724,657
Dilutive effect of equity compensation	68,091	26,815	53,139	59,348
Weighted-average common and incremental shares	8,822,099	8,760,374	8,797,389	8,784,005
Diluted earnings per common share [1]	$0.27	$0.02	$0.55	$0.13

1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 5,045 and 7,284 for the three and six months ended June 30, 2026, respectively. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 15,940 and 9,006 for the three and six months ended June 30, 2025, respectively.

Note 3:         Securities

The following tables summarize securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”) as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$54,787	$435	$(947)	$54,275
Municipal securities	57,663	16	(1,697)	55,982
Agency mortgage-backed securities - residential [1]	436,922	1,390	(22,144)	416,168
Agency mortgage-backed securities - commercial	57,544	145	(978)	56,711
Private label mortgage-backed securities - residential	119,043	73	(1,171)	117,945
Asset-backed securities	43,194	71	(159)	43,106
Corporate securities	42,754	400	(665)	42,489
Total available-for-sale	$811,907	$2,530	$(27,761)	$786,676

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$10,370	$—	$(514)	$9,856	$(3)	$10,367
Agency mortgage-backed securities - residential	232,272	1,308	(13,261)	220,319	—	232,272
Agency mortgage-backed securities - commercial	5,598	—	(936)	4,662	—	5,598
Corporate securities	16,500	—	(766)	15,734	(75)	16,425
Total held-to-maturity	$264,740	$1,308	$(15,477)	$250,571	$(78)	$264,662

1 Includes $0.2 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of June 30, 2026.

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

Accrued interest receivable on AFS and HTM securities at June 30, 2026 was $2.8 million and $1.1 million, respectively, compared to $3.0 million and $1.1 million, respectively, at December 31, 2025, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At June 30, 2026 and December 31, 2025, approximately 86% and 84%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities was $0.1 million at both June 30, 2026 and December 31, 2025.

The carrying value of securities at June 30, 2026 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$4,360	$4,341
One to five years	23,300	22,877
Five to ten years	84,191	82,870
After ten years	43,353	42,658
	155,204	152,746
Agency mortgage-backed securities - residential	436,922	416,168
Agency mortgage-backed securities - commercial	57,544	56,711
Private label mortgage-backed securities - residential	119,043	117,945
Asset-backed securities	43,194	43,106
Total	$811,907	$786,676

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$1,181	$1,174
One to five years	12,145	12,005
Five to ten years	13,273	12,159
After ten years	271	252
	26,870	25,590
Agency mortgage-backed securities - residential	232,272	220,319
Agency mortgage-backed securities - commercial	5,598	4,662
Total	$264,740	$250,571

No AFS securities were sold during the three and six months ended June 30, 2026 and June 30, 2025. As such, the Company did not realize any gains or losses related to the sale of AFS securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at June 30, 2026 and December 31, 2025 was $643.8 million and $611.2 million, which was approximately 61% and 59%, respectively, of the Company’s AFS and HTM securities portfolios. As of June 30, 2026, the Company’s security portfolio consisted of 628 positions, of which 419 were in an unrealized loss position. As of December 31, 2025, the Company’s security portfolio consisted of 618 positions, of which 395 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$4,129	$(8)	$24,074	$(939)	$28,203	$(947)
Municipal securities	9,930	(85)	28,516	(1,612)	38,446	(1,697)
Agency mortgage-backed securities - residential	80,714	(700)	151,429	(21,444)	232,143	(22,144)
Agency mortgage-backed securities - commercial	4,461	(118)	23,506	(860)	27,967	(978)
Private label mortgage-backed securities - residential	96,803	(512)	5,990	(659)	102,793	(1,171)
Asset-backed securities	22,935	(159)	—	—	22,935	(159)
Corporate securities	7,661	(89)	14,424	(576)	22,085	(665)
Total	$226,633	$(1,671)	$247,939	$(26,090)	$474,572	$(27,761)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,600	$(20)	$33,849	$(994)	$37,449	$(1,014)
Municipal securities	2,301	—	42,515	(1,408)	44,816	(1,408)
Agency mortgage-backed securities - residential	67,177	(190)	186,453	(20,912)	253,630	(21,102)
Agency mortgage-backed securities - commercial	2,981	(22)	25,915	(815)	28,896	(837)
Private label mortgage-backed securities - residential	75,924	(191)	6,533	(634)	82,457	(825)
Asset-backed securities	21,413	(39)	—	—	21,413	(39)
Corporate securities	3,698	(52)	14,322	(678)	18,020	(730)
Total	$177,094	$(514)	$309,587	$(25,441)	$486,681	$(25,955)

The following tables summarize ratings for the Company’s HTM portfolio as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$232,272	$5,598	$—	$237,870
Aa1/AA+	6,408	—	—	—	6,408
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,792	—	—	—	1,792
A3/A-	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	7,000	7,000
Baa3/BBB-	—	—	—	2,500	2,500
Not Rated[1]	—	—	—	2,000	2,000
Total	$10,370	$232,272	$5,598	$16,500	$264,740

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

The carrying amount of each equity investment with a readily determinable fair value or net asset value at June 30, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	June 30, 2026	December 31, 2025
GenOpp Financial Fund LP	$3,202	$2,876
Total	$3,202	$2,876

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis at June 30, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	June 30, 2026	December 31, 2025
Carrying value[1]	$38,438	$38,611
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Total	$38,438	$38,611

1 Excludes $13.9 million and $14.6 million in unfunded commitments as of June 30, 2026 and December 31, 2025, respectively.

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

The following table provides a summary of VIEs that the Company has not consolidated as June 30, 2026 and December 31, 2025:

	June 30, 2026
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$14,067	$19,332	$—	Other assets (1)
Pooled investment vehicle	3,202	3,202	—	Other assets (2)
SBIC	7,292	13,000	—	Other assets (3)
Affordable housing	7,079	13,045	—	Other assets (4)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (5)

	December 31, 2025
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$13,685	$20,208	$—	Other assets (6)
Pooled investment vehicle	2,876	2,876	—	Other assets (7)
SBIC	7,292	13,000	—	Other assets (8)
Affordable housing	7,634	12,519	—	Other assets (9)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (10)

(1) Maximum exposure to loss includes $14.1 million of current investments and $5.3 million in unfunded commitments.
(2) Maximum exposure to loss includes $3.2 million of current investments.
(3) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.

(4) Maximum exposure to loss includes $7.1 million of current investments, $2.9 million in unfunded commitments and a scenario in which related tax credits of $3.0 million are recaptured, totaling $13.0 million.
(5) Maximum exposure to loss includes $10.0 million of current investments.
(6) Maximum exposure to loss includes $13.7 million of current investments and $6.0 million in unfunded commitments.
(7) Maximum exposure to loss includes $2.9 million of current investments.
(8) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.
(9) Maximum exposure to loss includes $7.6 million of current investments, $2.4 million in unfunded commitments and a scenario in which related tax credits of $2.5 million are recaptured, totaling $12.5 million.
(10) Maximum exposure to loss includes $10.0 million of current investments.

Note 4:        Loans

Loan balances as of June 30, 2026 and December 31, 2025 are summarized in the table below. Categories of loans include:

(amounts in thousands)	June 30, 2026	December 31, 2025
Commercial loans
Commercial and industrial	$212,675	$221,714
Owner-occupied commercial real estate	51,749	48,575
Investor commercial real estate	669,970	647,394
Construction	427,076	372,668
Single tenant lease financing	288,720	222,925
Public finance	445,507	442,234
Healthcare finance	121,287	139,469
Small business lending[1]	435,686	430,024
Franchise finance	357,182	417,045
Total commercial loans	3,009,852	2,942,048
Consumer loans
Residential mortgage	326,258	343,110
Home equity	14,102	14,725
Other consumer loans	441,788	425,458
Total consumer loans	782,148	783,293
Total commercial and consumer loans	3,792,000	3,725,341
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	19,073	21,387
Total loans	3,811,073	3,746,728
Allowance for credit losses	(53,096)	(55,686)
Net loans	$3,757,977	$3,691,042

1 Balances include $59.8 million and $52.2 million that are guaranteed by the U.S. government as of June 30, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustment of $17.3 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2026 and December 31, 2025, respectively.
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

The following tables present changes in the balance of the ACL during the three and six months ended June 30, 2026 and 2025.

(amounts in thousands)	Three Months Ended June 30, 2026
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,903	$197	$(245)	$5	$1,860
Owner-occupied commercial real estate	256	27	—	—	283
Investor commercial real estate	2,382	(22)	—	—	2,360
Construction	2,736	5	—	—	2,741
Single tenant lease financing	1,007	45	—	—	1,052
Public finance	394	(10)	—	—	384
Healthcare finance	368	(44)	—	—	324
Small business lending	25,875	4,061	(5,037)	236	25,135
Franchise finance	16,558	9,058	(11,706)	145	14,055
Residential mortgage	2,169	(184)	(2)	2	1,985
Home equity	35	(4)	—	1	32
Other consumer loans	2,813	379	(338)	31	2,885
Total	$56,496	$13,508	$(17,328)	$420	$53,096

(amounts in thousands)	Six Months Ended June 30, 2026
Allowance for credit losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,942	$349	$(447)	$16	$1,860
Owner-occupied commercial real estate	264	19	—	—	283
Investor commercial real estate	2,255	105	—	—	2,360
Construction	2,446	295	—	—	2,741
Single tenant lease financing	816	236	—	—	1,052
Public finance	411	(27)	—	—	384
Healthcare finance	605	(243)	(38)	—	324
Small business lending	27,796	11,180	(14,437)	596	25,135
Franchise finance	14,028	17,571	(17,753)	209	14,055
Residential mortgage	2,142	(77)	(82)	2	1,985
Home equity	38	(8)	—	2	32
Other consumer loans	2,943	714	(911)	139	2,885
Total	$55,686	$30,114	$(33,668)	$964	$53,096

(amounts in thousands)	Three Months Ended June 30, 2025
Allowance for credit losses:	Balance, Beginning of Period	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,360	$545	$—	$2	$1,907
Owner-occupied commercial real estate	470	2	—	—	472
Investor commercial real estate	859	750	—	—	1,609
Construction	2,167	(396)	—	—	1,771
Single tenant lease financing	4,313	133	—	—	4,446
Public finance	529	(7)	—	—	522
Healthcare finance	1,310	(111)	—	—	1,199
Small business lending	17,555	7,978	(11,851)	40	13,722
Franchise finance	11,200	4,102	(2,238)	18	13,082
Residential mortgage	1,890	32	—	1	1,923
Home equity	96	(5)	—	1	92
Other consumer loans	5,489	573	(359)	69	5,772
Total	$47,238	$13,596	$(14,448)	$131	$46,517

(amounts in thousands)	Six Months Ended June 30, 2025
Allowance for loan losses:	Balance, Beginning of Period	(Credit) Provision Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,265	$638	$—	$4	$1,907
Owner-occupied commercial real estate	528	(56)	—	—	472
Investor commercial real estate	1,149	460	—	—	1,609
Construction	1,984	(213)	—	—	1,771
Single tenant lease financing	4,782	(336)	—	—	4,446
Public finance	703	(181)	—	—	522
Healthcare finance	1,412	(213)	—	—	1,199
Small business lending	16,161	12,908	(15,520)	173	13,722
Franchise finance	8,976	12,174	(8,086)	18	13,082
Residential mortgage	2,136	(209)	(11)	7	1,923
Home equity	106	(17)	—	3	92
Other consumer loans	5,567	762	(672)	115	5,772
Total	$44,769	$25,717	$(24,289)	$320	$46,517

Accrued interest receivable on loans totaled $24.6 million and $23.1 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company maintains a reserve for off-balance sheet commitments, classified in other liabilities. This reserve is at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2026.

(amounts in thousands)	Balance March 31, 2026	(Benefit) Provision for Credit Losses	Balance June 30, 2026
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$186	$5	$191
Investor commercial real estate	56	(10)	46
Construction	1,975	(53)	1,922
Single tenant lease financing	3	(1)	2
Small business lending	70	(17)	53
Total commercial loans	2,290	(76)	2,214
Total allowance for off-balance sheet commitments	$2,290	$(76)	$2,214

(amounts in thousands)	Balance December 31, 2025	(Benefit) Provision for Credit Losses	Balance June 30, 2026
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$177	$14	$191
Investor commercial real estate	36	10	46
Construction	2,259	(337)	1,922
Single tenant lease financing	1	1	2
Small business lending	112	(59)	53
Total commercial loans	2,585	(371)	2,214
Total allowance for off-balance sheet commitments	$2,585	$(371)	$2,214

The following table details activity in the provision (benefit) for credit losses on off-balance sheet commitments for the three and six months ended June 30, 2025.

(amounts in thousands)	Balance March 31, 2025	Provision (Benefit) for Credit Losses	Balance June 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$170	$29	$199
Investor commercial real estate	1	32	33
Construction	1,474	283	1,757
Single tenant lease financing	12	(7)	5
Small business lending	274	(273)	1
Total commercial loans	1,931	64	1,995
Consumer loans
Residential mortgage	1	—	1
Home equity	32	(32)	—
Other consumer loans	8	(8)	—
Total consumer loans	41	(40)	1
Total allowance for off-balance sheet commitments	$1,972	$24	$1,996

(amounts in thousands)	Balance December 31, 2024	(Benefit) Provision for Credit Losses	Balance June 30, 2025
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$233	$(34)	$199
Owner-occupied commercial real estate	11	(11)	—
Investor commercial real estate	1	32	33
Construction	1,568	189	1,757
Single tenant lease financing	19	(14)	5
Small business lending	263	(262)	1
Total commercial loans	2,095	(100)	1,995
Consumer loans
Residential mortgage	1	—	1
Home equity	35	(35)	—
Other consumer loans	$9	$(9)	$—
Total consumer loans	45	(44)	1
Total allowance for off-balance sheet commitments	$2,140	$(144)	$1,996

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Pass	$36,689	$79,166	$14,249	$5,175	$7,019	$14,351	$38,385	$—	$195,034
Special Mention	55	1,130	531	—	579	4,222	10,907	—	17,424
Substandard	—	61	32	124	—	—	—	—	217
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	36,744	80,357	14,812	5,299	7,598	18,573	49,292	—	212,675
Year-to-date gross charge-offs	39	378	30	—	—	—	—	—	447
Owner-occupied commercial real estate
Pass	7,099	4,069	6,069	1,401	5,076	17,826	—	—	41,540
Special Mention	—	—	—	—	—	8,572	—	—	8,572
Substandard	—	—	—	—	—	1,637	—	—	1,637
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	7,099	4,069	6,069	1,401	5,076	28,035	—	—	51,749
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	40,739	61,405	28,629	209,580	147,076	85,659	—	—	573,088
Special Mention	—	—	—	64,757	28,394	3,731	—	—	96,882
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	40,739	61,405	28,629	274,337	175,470	89,390	—	—	669,970
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	33,970	115,393	184,217	67,059	23,393	1,652	1,392	—	427,076
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	33,970	115,393	184,217	67,059	23,393	1,652	1,392	—	427,076
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	85,180	143,834	1,647	999	10,255	23,039	—	—	264,954
Special Mention	—	—	—	—	18,451	5,315	—	—	23,766
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	85,180	143,834	1,647	999	28,706	28,354	—	—	288,720
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	32,803	37,836	7,214	—	5,106	361,593	—	—	444,552
Special Mention	—	—	—	—	—	955	—	—	955
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	32,803	37,836	7,214	—	5,106	362,548	—	—	445,507
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	June 30, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Healthcare finance
Pass	257	—	—	—	—	120,170	—	—	120,427
Special Mention	—	—	—	—	—	860	—	—	860
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	257	—	—	—	—	121,030	—	—	121,287
Year-to-date gross charge-offs	—	—	—	—	—	38	—	—	38
Small business lending
Pass	31,486	141,774	90,694	51,424	18,902	16,452	31,218	—	381,950
Special Mention	—	627	4,658	5,106	645	1,228	2,232	—	14,496
Substandard	—	7,940	8,641	13,328	1,482	1,209	6,640	—	39,240
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	31,486	150,341	103,993	69,858	21,029	18,889	40,090	—	435,686
Year-to-date gross charge-offs	—	4,345	5,749	4,080	6	257	—	—	14,437
Franchise finance
Pass	—	671	51,975	141,748	96,799	18,581	—	—	309,774
Special Mention	96	486	1,165	3,273	11,351	—	—	—	16,371
Substandard	—	—	—	15,861	8,611	5,165	—	—	29,637
Doubtful	—	—	—	800	600	—	—	—	1,400
Total franchise finance	96	1,157	53,140	161,682	117,361	23,746	—	—	357,182
Year-to-date gross charge-offs	—	—	1,281	4,555	3,789	8,128	—	—	17,753
Consumer loans
Residential mortgage
Performing	—	4,688	6,163	10,763	153,905	145,237	—	—	320,756
Nonperforming	—	—	—	—	3,275	2,227	—	—	5,502
Total residential mortgage	—	4,688	6,163	10,763	157,180	147,464	—	—	326,258
Year-to-date gross charge-offs	—	—	—	—	78	4	—	—	82
Home equity
Performing	—	—	—	538	763	756	11,498	547	14,102
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	—	538	763	756	11,498	547	14,102
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	62,540	91,843	76,315	68,202	65,190	76,759	730	—	441,579
Nonperforming	—	—	122	—	34	53	—	—	209
Total other consumer loans	62,540	91,843	76,437	68,202	65,224	76,812	730	—	441,788
Year-to-date gross charge-offs	23	79	129	333	108	239	—	—	911
Total Loans	$330,914	$690,923	$482,321	$660,138	$606,906	$917,249	$103,002	$547	$3,792,000
Total year-to-date gross charge-offs	$62	$4,802	$7,189	$8,968	$3,981	$8,666	$—	$—	$33,668

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$91,592	$18,608	$6,984	$10,450	$530	$14,152	$60,071	$—	$202,387
Special Mention	177	256	—	4,746	4,237	—	9,671	—	19,087
Substandard	64	38	138	—	—	—	—	—	240
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	91,833	18,902	7,122	15,196	4,767	14,152	69,742	—	221,714
Year-to-date gross charge-offs	94	59	—	—	—	—	—	—	153
Owner-occupied commercial real estate
Pass	4,159	6,202	1,421	5,174	4,155	15,966	—	—	37,077
Special Mention	—	—	—	—	852	8,991	—	—	9,843
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,159	6,202	1,421	5,174	5,007	26,612	—	—	48,575
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	61,333	80,798	195,528	179,155	91,708	35,141	—	—	643,663
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	61,333	80,798	195,528	179,155	91,708	38,872	—	—	647,394
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	144,764	1,370	1,007	10,377	2,021	29,524	—	—	189,063
Special Mention	—	—	—	18,628	4,168	9,401	—	—	32,197
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	144,764	1,370	1,007	29,005	6,189	40,590	—	—	222,925
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	44,077	11,119	—	5,301	10,385	369,442	—	—	440,324
Special Mention	—	—	—	—	—	1,910	—	—	1,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	44,077	11,119	—	5,301	10,385	371,352	—	—	442,234
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,317	128,623	—	—	135,940
Special Mention	—	—	—	—	—	933	—	—	933
Substandard	—	—	—	—	—	2,596	—	—	2,596
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,317	132,152	—	—	139,469
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	152,566	103,270	62,754	21,651	7,851	13,779	27,048	—	388,919
Special Mention	—	7,519	5,276	514	—	1,475	1,953	—	16,737
Substandard	—	5,838	11,637	1,315	270	1,416	3,892	—	24,368
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	152,566	116,627	79,667	23,480	8,121	16,670	32,893	—	430,024
Year-to-date gross charge-offs	400	16,668	17,755	2,821	1,087	919	—	—	39,650
Franchise finance
Pass	718	56,732	172,080	120,012	29,064	—	—	—	378,606
Special Mention	510	628	3,351	6,972	—	—	—	—	11,461
Substandard	—	1,281	6,831	10,877	7,989	—	—	—	26,978
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	1,228	58,641	182,262	137,861	37,053	—	—	—	417,045
Year-to-date gross charge-offs	—	370	7,664	9,576	4,144	—	—	—	21,754
Consumer loans
Residential mortgage
Performing	4,770	6,271	10,901	163,760	78,631	73,883	—	—	338,216
Nonperforming	—	—	—	2,721	597	1,576	—	—	4,894
Total residential mortgage	4,770	6,271	10,901	166,481	79,228	75,459	—	—	343,110
Year-to-date gross charge-offs	—	—	—	75	—	—	—	—	75
Home equity
Performing	—	—	628	1,009	187	761	11,330	810	14,725
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	628	1,009	187	761	11,330	810	14,725
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	98,688	85,148	77,999	72,978	26,284	63,224	903	—	425,224
Nonperforming	—	96	84	9	34	11	—	—	234
Total other consumer loans	98,688	85,244	78,083	72,987	26,318	63,235	903	—	425,458
Year-to-date gross charge-offs	79	279	491	189	31	388	—	—	1,457
Total Loans	$668,608	$533,115	$689,454	$658,763	$276,280	$781,897	$116,414	$810	$3,725,341
Total year-to-date gross charge-offs	$573	$17,376	$25,910	$12,661	$5,262	$1,307	$—	$—	$63,089

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$10	$2,005	$—	$2,015	$210,660	$212,675
Owner-occupied commercial real estate	—	—	—	—	51,749	51,749
Investor commercial real estate	—	—	—	—	669,970	669,970
Construction	—	—	—	—	427,076	427,076
Single tenant lease financing	—	—	—	—	288,720	288,720
Public finance	—	—	—	—	445,507	445,507
Healthcare finance	1,059	130	—	1,189	120,098	121,287
Small business lending	1,395	4,046	10,957	16,398	419,288	435,686
Franchise finance	1,618	4,413	27,354	33,385	323,797	357,182
Residential mortgage	2,277	1,511	3,286	7,074	319,184	326,258
Home equity	—	—	—	—	14,102	14,102
Other consumer loans	410	150	92	652	441,136	441,788
Total	$6,769	$12,255	$41,689	$60,713	$3,731,287	$3,792,000

	December 31, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$515	$200	$—	$715	$220,999	$221,714
Owner-occupied commercial real estate	—	—	—	—	48,575	48,575
Investor commercial real estate	—	—	—	—	647,394	647,394
Construction	—	—	—	—	372,668	372,668
Single tenant lease financing	—	—	—	—	222,925	222,925
Public finance	—	—	—	—	442,234	442,234
Healthcare finance	—	—	1,150	1,150	138,319	139,469
Small business lending	20,325	4,277	9,445	34,047	395,977	430,024
Franchise finance	11,641	1,110	24,912	37,663	379,382	417,045
Residential mortgage	—	3,079	4,622	7,701	335,409	343,110
Home equity	—	—	—	—	14,725	14,725
Other consumer loans	243	102	141	486	424,972	425,458
Total	$32,724	$8,768	$40,270	$81,762	$3,643,579	$3,725,341

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	June 30, 2026			December 31, 2025
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$218	$3	$—	$240	$—	$—
Single tenant lease financing	—	—	—	1,665	—	—
Healthcare finance	—	—	—	2,596	2,596	—
Small business lending[1]	24,545	23,779	34	19,781	18,928	—
Franchise finance	15,070	2,133	14,398	26,978	4,463	1,144
Residential mortgage	5,501	5,501	98	4,893	4,893	1,007
Other consumer loans	209	209	—	234	234	—
Total loans	$45,543	$31,625	$14,530	$56,387	$31,114	$2,151
1 Balance includes $19.2 million and $13.6 million at June 30, 2026 and December 31, 2025, respectively, of loans guaranteed by the U.S. government.

Interest income recognized on nonaccrual loans was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of June 30, 2026 and December 31, 2025.

	June 30, 2026
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Small business lending[1]	$9,807	$—	$6,537	$16,344	$332
Residential mortgage	—	5,501	—	5,501	—
Other consumer loans	—	34	175	209	—
Total loans	$9,807	$5,535	$6,712	$22,054	$332

1 Balance includes $11.8 million of loans guaranteed by the U.S. government.

	December 31, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending[1]	6,732	—	7,681	14,413	411
Residential mortgage	—	4,893	—	4,893	—
Other consumer loans	—	—	234	234	—
Total loans	$8,386	$4,893	$7,915	$21,194	$411

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

The Company had seven loan modification made to borrowers experiencing financial difficulty during the three months ended June 30, 2026. The Company had eight loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2026. The Company had six loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025. The Company had eight loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025.

The following tables present loans that were both experiencing financial difficulty and modified during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Small business lending	$3,425	$3,425	0.8%
Residential mortgage	91	91	—%
Total	$3,516	$3,516

	Three Months Ended June 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$393	$393	0.3%
Single tenant lease financing	3,007	3,007	0.3%
Small business lending	3,084	3,084	0.6%
Total	$6,484	$6,484

The following table presents loans that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$3	$3	—%
Small business lending	3,425	3,425	0.8%
Residential mortgage	91	91	—%
Total	$3,519	$3,519

	Six Months Ended June 30, 2025
(dollars in thousands)	Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$393	$393	0.3%
Single tenant lease financing	3,007	3,007	0.3%
Healthcare finance	2,634	2,634	1.7%
Small business lending	3,084	3,084	0.6%
Total	$9,118	$9,118

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended June 30, 2026.

	Twelve Months Ended June 30, 2026
(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$3	$—	$—
Healthcare finance	—	130	—
Small business lending	3,425	—	21
Franchise finance	485	—	—
Residential mortgage	91	—	—
Total	$4,004	$130	$21

There were no loans that were modified within the twelve months ended June 30, 2026 that subsequently defaulted during the period presented.

Other Real Estate Owned

The Company had $4.1 million in other real estate owned (“OREO”) as of June 30, 2026, which consisted of three small business lending properties and one single tenant lease property. The Company had $2.6 million in OREO as of December 31, 2025, which consisted of three small business lending properties. There were thirteen loans totaling $0.4 million and eight loans totaling $2.5 million, in the process of foreclosure at June 30, 2026 and December 31, 2025, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at June 30, 2026 and December 31, 2025.

(amounts in thousands)	June 30, 2026	December 31, 2025
Land	$5,598	$5,598
Construction in process	—	17
Right of use leased asset	36	88
Building and improvements	63,316	63,382
Furniture and equipment	23,101	22,818
Less: accumulated depreciation	(26,331)	(23,969)
Total	$65,720	$67,934

Note 6:        Goodwill

As of June 30, 2026 and December 31, 2025, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2026 or June 30, 2025. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

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

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and six months ended June 30, 2026 and 2025 are shown in the table below.

	Three Months Ended
(amounts in thousands)	June 30, 2026	June 30, 2025
Balance, beginning of period	$23,614	$17,445
Additions:
Originated	1,145	444
Subtractions:
Paydowns	(1,679)	(847)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	100	(306)
Loan servicing asset revaluation	$(1,579)	$(1,153)
Balance, end of period	$23,180	$16,736

	Six Months Ended
(amounts in thousands)	June 30, 2026	June 30, 2025
Balance, beginning of period	$22,793	$16,389
Additions:
Originated	3,026	2,681
Subtractions:
Paydowns	(3,241)	(1,811)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	602	(523)
Loan servicing asset revaluation	$(2,639)	$(2,334)
Balance, end of period	$23,180	$16,736

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of June 30, 2026 and December 31, 2025 are shown in the table below.

(amounts in thousands)	June 30, 2026	December 31, 2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,187,355	$1,120,553
Single tenant lease financing	726,597	825,207
Total	$1,913,952	$1,945,760

Loan servicing revenue totaled $2.9 million and $5.7 million for the three and six months ended June 30, 2026 respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2025, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.6 million and $2.6 million downward valuation for the three and six months ended June 30, 2026, respectively, and $1.2 million and $2.3 million downward valuation for the three and six months ended June 30, 2025, respectively.

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

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, and the 2031 Notes as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$37,000	$(466)	$37,000	$(546)
2030 Note	10,000	(102)	10,000	(114)
2031 Notes	60,000	(806)	60,000	(875)
Total	$107,000	$(1,374)	$107,000	$(1,535)

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

Award Activity Under 2022 Plan

The Company recorded $0.6 million and $1.1 million of share-based compensation expense for the three and six months ended June 30, 2026, respectively, and $0.5 million of share-based compensation expense for both the three and six months ended June 30, 2025, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the six months ended June 30, 2026.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	157,504	$27.97	16,009	$24.72	—	$—
Granted	111,953	21.30	16,912	23.82	—	—
Cancelled/Forfeited	(168)	—	—	—	—	—
Vested	(39,417)	27.28	(16,009)	24.72	—	—
Unvested at June 30, 2026	229,872	$25.07	16,912	$23.82	—	$—

At June 30, 2026, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $3.5 million with a weighted-average expense recognition period of 1.9 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded no share-based compensation expense for the three and six months ended June 30, 2026, related to stock-based awards under the 2013 Plan. The Company recorded no share-based compensation expense for the three months ended June 30, 2025, and less than $0.1 million of share-based compensation expense for the six months ended June 30, 2025, related to stock-based awards under the 2013 Plan

At June 30, 2026, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the six months ended June 30, 2026.

Deferred Stock Rights
Outstanding, beginning of period	29,013
Granted	169
Outstanding, end of period	29,182

All deferred stock rights granted during the 2026 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At June 30, 2026 and December 31, 2025, the Company had outstanding loan commitments totaling approximately $579.7 million and $617.6 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of June 30, 2026 and December 31, 2025.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2026 or December 31, 2025.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

		June 30, 2026 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$54,275	$—	$54,275	$—
Municipal securities	55,982	—	55,982	—
Agency mortgage-backed securities - residential	416,168	—	416,168	—
Agency mortgage-backed securities - commercial	56,711	—	56,711	—
Private label mortgage-backed securities - residential	117,945	—	117,945	—
Asset-backed securities	43,106	—	43,106	—
Corporate securities	42,489	—	42,489	—
Total available-for-sale securities	$786,676	$—	$786,676	$—
Servicing asset	23,180	—	—	23,180
Interest rate swap agreements - assets (back-to-back)	119	—	119	—
Interest rate swap agreements - liabilities (back-to-back)	(119)	—	(119)	—

		December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$63,764	$—	$63,764	$—
Municipal securities	63,386	—	63,386	—
Agency mortgage-backed securities - residential	389,457	—	389,457	—
Agency mortgage-backed securities - commercial	58,477	—	58,477	—
Private label mortgage-backed securities - residential	123,673	—	123,673	—
Asset-backed securities	42,553	—	42,553	—
Corporate securities	37,377	—	37,377	—
Total available-for-sale securities	$778,687	$—	$778,687	$—
Servicing asset	22,793	—	—	22,793
Interest rate swap agreements - assets (back-to-back)	210	—	210	—
Interest rate swap agreements - liabilities (back-to-back)	(210)	—	(210)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2026 and 2025.

Three Months Ended
(amounts in thousands)	Servicing Asset
Balance as of April 1, 2026	$23,614
Total realized gains
Additions	1,145
Paydowns	(1,679)
Change in fair value	100
Balance as of June 30, 2026	$23,180

Balance as of April 1, 2025	$17,445
Total realized gains
Additions	444
Paydowns	(847)
Change in fair value	(306)
Balance as of June 30, 2025	$16,736

Six Months Ended
(amounts in thousands)	Servicing Asset
Balance as of January 1, 2026	$22,793
Total realized gains
Additions	3,026
Paydowns	(3,241)
Change in fair value	602
Balance as of June 30, 2026	$23,180

Balance as of January 1, 2025	$16,389
Total realized gains
Additions	2,681
Paydowns	(1,811)
Change in fair value	(523)
Balance as of June 30, 2025	$16,736

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at June 30, 2026 and December 31, 2025.

		June 30, 2026
		Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$301	$—	$—	$301
Other real estate owned	4,121	—	—	4,121

		December 31, 2025
		Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$336	$—	$—	$336
Other real estate owned	2,631	—	—	2,631
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$301	Fair value of collateral	Discount for type of property and current market conditions	0% - 60%	30.8%
Servicing asset	23,180	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 14%	12.3% 13.0%
Other real estate owned	4,121	Fair value of collateral	Discount to reflect current market conditions	0% - 31%	16.2%

(dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$336	Fair value of collateral	Discount for type of property and current market conditions	0% - 40%	30.8%
Servicing asset	22,793	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 15%	11.9% 13.0%
Other real estate owned	2,631	Fair value of collateral	Discount to reflect current market conditions	30% - 35%	32.0%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of June 30, 2026 or December 31, 2025.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of June 30, 2026 and December 31, 2025.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	June 30, 2026 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$410,968	$410,968	$410,968	$—	$—
Securities held-to-maturity, net	264,662	250,571	—	250,571	—
Loans held-for-sale	44,816	49,190	—	49,190	—
Net loans	3,757,977	3,698,922	—	—	3,698,922
Accrued interest receivable	29,136	29,136	29,136	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,831,378	4,796,701	2,888,873	—	1,907,828
Advances from Federal Home Loan Bank	239,500	239,115	—	239,115	—
Subordinated debt	105,626	106,769	37,059	69,710	—
Accrued interest payable	1,594	1,594	1,594	—	—

	December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$456,777	$456,777	$456,777	$—	$—
Securities held-to-maturity, net	250,609	238,815	—	238,815	—
Loans held-for-sale	108,608	117,917	—	117,917	—
Net loans	3,691,042	3,642,632	—	—	3,642,632
Accrued interest receivable	27,909	27,909	27,909	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,839,813	4,853,941	2,559,565	—	2,294,376
Advances from Federal Home Loan Bank	249,500	252,046	—	252,046	—
Subordinated debt	105,465	105,492	37,059	68,433	—
Accrued interest payable	1,744	1,744	1,744	—	—

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

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and six months ended June 30, 2026 and 2025, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 8.4 years as of June 30, 2026. The Company had amortization expense totaling $0.8 million and $1.8 million for the three and six months ended June 30, 2026, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2025, respectively, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$62,606	$119	$45,050	$210
Total contracts	$62,606	$119	$45,050	$210
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$62,606	$(119)	$45,050	$(210)
Total contracts	$62,606	$(119)	$45,050	$(210)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at both June 30, 2026 and December 31, 2025. The Company pledged cash collateral of $0.1 million and $0.3 million to counterparties as security for its obligations related to these agreements as of June 30, 2026 and December 31, 2025, respectively.

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the six months ended June 30, 2026 and 2025, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
Balance, January 1, 2026	$(18,277)	$(1,853)	(20,130)
Other comprehensive loss before reclassifications from accumulated other comprehensive loss before tax	(1,496)	—	(1,496)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	220	220
Other comprehensive (loss) income before tax	(1,496)	220	(1,276)
Income tax (benefit) provision	(343)	54	(289)
Other comprehensive (loss) income - net of tax	(1,153)	166	(987)
Balance, June 30, 2026	$(19,430)	$(1,687)	$(21,117)

Balance, January 1, 2025	$(30,413)	$(2,240)	(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	7,660	—	7,660
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	252	252
Other comprehensive income before tax	7,660	252	7,912
Income tax provision	1,761	65	1,826
Other comprehensive income - net of tax	5,899	187	6,086
Balance, June 30, 2025	$(24,514)	$(2,053)	$(26,567)

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended June 30, 2026 and 2025, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
Balance, April 1, 2026	$(19,526)	$(1,779)	$(21,305)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	127	—	127
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	120	120
Other comprehensive gain before tax	127	120	247
Income tax provision	31	28	59
Other comprehensive income - net of tax	96	92	188
Balance, June 30, 2026	$(19,430)	$(1,687)	$(21,117)

Balance, April 1, 2025	$(27,006)	$(2,151)	$(29,157)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	3,236	—	3,236
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	132	132
Other comprehensive gain before tax	3,236	132	3,368
Income tax provision	744	34	778
Other comprehensive income - net of tax	2,492	98	2,590
Balance, June 30, 2025	$(24,514)	$(2,053)	$(26,567)

(amounts in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended		Amounts Reclassified from Accumulated Other Comprehensive Loss for the Six Months Ended
Details About Accumulated Other Comprehensive Loss Components	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Affected Line Item in the Statements of Income
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(120)	(132)	$(220)	$(252)	Interest Income
Total amount reclassified before tax	(120)	(132)	(220)	(252)	Income before income taxes
Tax benefit	(28)	(34)	(54)	(65)	Income tax (benefit) provision
Total reclassifications from accumulated other comprehensive loss	$(92)	$(98)	$(166)	$(187)	Net income

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are an active lender in the Small Business Administration (“SBA”) 7(a) program, closing $437.7 million in SBA 7(a) loans during the twelve months ended June 30,2026. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of June 30, 2026, the Company had consolidated assets of $5.6 billion, consolidated deposits of $4.8 billion and shareholders’ equity of $363.5 million.

Results of Operations

During the second quarter 2026, net income was $2.4 million, or $0.27 diluted earnings per share, compared to net income of $0.2 million, or $0.02 diluted earnings per share, during the second quarter 2025, representing an increase in net income of $2.2 million, or 1,126.4%, and an increase in diluted earnings per share of $0.25, or 1,250.0%. During the six months ended June 30, 2026, net income was $4.9 million, or $0.55 diluted earnings per share, compared to the six months ended June 30, 2025 net income of $1.1 million, or $0.13 per diluted share, resulting in an increase in net income of $3.7 million, or 329.2%, and an increase in diluted earnings per share of $0.42, or 323.1%.

The $2.2 million increase in net income for the second quarter 2026 compared to the second quarter 2025 was due primarily to increases of $4.4 million, or 15.9%, in net interest income and $3.1 million, or 56.3%, in noninterest income, as well as a decrease of $0.2 million, or 1.4%, in the provision for credit losses, partially offset by an increase of $4.3 million, or 19.8%, in noninterest expense and a decrease of $1.3 million in income tax benefit.

The $3.7 million increase in net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to increases of $11.0 million, or 20.6%, in net interest income and $4.2 million, or 26.4% in noninterest income, partially offset by increases of $5.8 million, or 12.8%, in noninterest expense and $4.2 million, or 16.4%, in the provision for credit losses, as well as a decrease of $1.5 million in income tax benefit.

During the second quarter 2026, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.17%, 2.56% and 2.60%, respectively, compared to 0.01%, 0.20% and 0.20%, respectively, for the second quarter 2025. During the six months ended June 30, 2026, ROAA, ROAE and ROATCE were 0.17%, 2.64%, and 2.68%, respectively, compared to 0.04%, 0.58%, and 0.59%, respectively, for the six months ended June 30, 2025.

During the second quarter 2026, pre-provision net revenue (“PPNR”) was $15.0 million, an increase of 27.7% from PPNR of $11.7 million for the second quarter 2025. The $3.3 million increase was due to increases of $4.4 million, or 15.9%, in net interest income and $3.1 million, or 56.3%, in noninterest income, partially offset by an increase of $4.3 million, or 19.8%, in noninterest expense.

During the six months ended June 30, 2026, PPNR was $33.1 million, an increase of 39.5% from PPNR of $23.7 million for the six months ended June 30, 2025. The $9.4 million increase was due to increases of $11.0 million, or 20.6%, in net interest income and $4.2 million, or 26.4%, in noninterest income, partially offset by an increase of $5.8 million, or 12.8%, in noninterest expense.

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

	Three Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Interest /Dividends	Yield / Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,838,432	$60,693	6.34%	$4,407,196	$66,685	6.07%
Securities - taxable	974,877	9,948	4.09%	856,070	9,062	4.25%
Securities - non-taxable	73,865	629	3.42%	78,924	654	3.32%
Other earning assets	561,255	5,366	3.83%	396,829	4,485	4.53%
Total interest-earning assets	5,448,429	76,636	5.64%	5,739,019	80,886	5.65%

Allowance for credit losses - loans	(57,343)			(49,073)
Noninterest-earning assets	265,264			234,198
Total assets	$5,656,350			$5,924,144

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,356,003	$8,905	2.63%	$1,226,439	$9,767	3.19%
Savings accounts	18,765	39	0.83%	21,760	46	0.85%
Money market accounts	1,304,538	10,334	3.18%	1,187,782	11,087	3.74%
Fintech - brokered deposits	57,492	487	3.40%	—	—	—%
Certificates and brokered deposits	2,047,005	20,555	4.03%	2,356,958	25,894	4.41%
Total interest-bearing deposits	4,783,803	40,320	3.38%	4,792,939	46,794	3.92%
Other borrowed funds	348,383	3,877	4.46%	567,575	6,102	4.31%
Total interest-bearing liabilities	5,132,186	44,197	3.45%	5,360,514	52,896	3.96%
Noninterest-bearing deposits	134,166			153,016
Other noninterest-bearing liabilities	19,751			18,744
Total liabilities	5,286,103			5,532,274

Shareholders’ equity	370,247			391,870
Total liabilities and shareholders’ equity	$5,656,350			$5,924,144

Net interest income		$32,439			$27,990

Interest rate spread [1]			2.19%			1.69%
Net interest margin [2]			2.39%			1.96%
Net interest margin - FTE [3]			2.47%			2.04%

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

	Six Months Ended
	June 30, 2026			June 30, 2025
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,859,166	$121,532	6.35%	$4,325,518	$129,347	6.03%
Securities - taxable	959,066	19,444	4.09%	838,222	17,525	4.22%
Securities - non-taxable	76,813	1,283	3.37%	80,325	1,315	3.30%
Other earning assets	541,585	10,187	3.79%	420,921	9,528	4.56%
Total interest-earning assets	5,436,630	152,446	5.65%	5,664,986	157,715	5.61%

Allowance for credit losses - loans	(56,728)			(47,378)
Noninterest-earning assets	266,152			230,079
Total assets	$5,646,054			$5,847,687

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,300,087	$17,073	2.65%	$1,092,127	$16,742	3.09%
Savings accounts	19,151	80	0.84%	21,167	88	0.84%
Money market accounts	1,298,366	20,437	3.17%	1,204,695	22,449	3.76%
Fintech - brokered deposits	28,905	487	3.40%	—	—	—%
Certificates and brokered deposits	2,117,596	42,602	4.06%	2,486,407	55,141	4.47%
Total interest-bearing deposits	4,764,105	80,679	3.42%	4,804,396	94,420	3.96%
Other borrowed funds	350,240	7,730	4.45%	484,897	10,209	4.25%
Total interest-bearing liabilities	5,114,345	88,409	3.49%	5,289,293	104,629	3.99%
Noninterest-bearing deposits	138,710			144,494
Other noninterest-bearing liabilities	20,749			21,948
Total liabilities	5,273,804			5,455,735

Shareholders’ equity	372,250			391,952
Total liabilities and shareholders’ equity	$5,646,054			$5,847,687

Net interest income		$64,037			$53,086

Interest rate spread [1]			2.16%			1.62%
Net interest margin [2]			2.38%			1.89%
Net interest margin - FTE [3]			2.46%			1.97%
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

	Three Months Ended June 30, 2026 vs. June 30, 2025 Due to Changes in			Six Months Ended June 30, 2026 vs. June 30, 2025 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(22,154)	$16,162	$(5,992)	$(23,789)	$15,974	$(7,815)
Securities – taxable	2,852	(1,966)	886	3,377	(1,458)	1,919
Securities – non-taxable	(124)	99	(25)	(97)	65	(32)
Other earning assets	4,688	(3,807)	881	4,494	(3,835)	659
Total	(14,738)	10,488	(4,250)	(16,015)	10,746	(5,269)

Interest expense
Interest-bearing deposits	(88)	(6,386)	(6,474)	(796)	(12,945)	(13,741)
Other borrowed funds	(3,602)	1,377	(2,225)	(3,779)	1,300	(2,479)
Total	(3,690)	(5,009)	(8,699)	(4,575)	(11,645)	(16,220)

(Decrease) increase in net interest income	$(11,048)	$15,497	$4,449	$(11,440)	$22,391	$10,951

Net interest income for the second quarter 2026 was $32.4 million, an increase of $4.4 million, or 15.9%, compared to $28.0 million for the second quarter 2025. The increase in net interest income was the result of a decrease of $8.7 million, or 16.4%, in total interest expense to $44.2 million for the second quarter 2026 from $52.9 million for the second quarter 2025, which was partially offset by a $4.3 million, or 5.3%, decrease in total interest income to $76.6 million for the second quarter 2026 from $80.9 million for the second quarter 2025.

Net interest income for the six months ended June 30, 2026 was $64.0 million, an increase of $11.0 million, or 20.6%, compared to $53.1 million for the six months ended June 30, 2025. The increase in net interest income was the result of a decrease of $16.2 million, or 15.5%, in total interest expense to $88.4 million for the six months ended June 30, 2026 from $104.6 million for the six months ended June 30, 2025, which was partially offset by a $5.3 million, or 3.3%, decrease in total interest income to $152.4 million for the six months ended June 30, 2026 from $157.7 million for the six months ended June 30, 2025.

The decrease in total interest income for the second quarter 2026 compared to second quarter 2025 was due primarily to a decrease in interest earned on loans, resulting from a decrease of $568.8 million, or 12.9%, in the average balance of loans including loans held-for-sale, partially offset by an increase of 27 bps in the yield earned on loans, including loans held-for-sale. The decrease in the average balance of loans was driven primarily by the sale of $851.2 million in single tenant lease financing loans that occurred in the second half of 2025, partially offset by an increase in loan growth for other portfolio segments. The decrease in total interest earned on loans was partially offset by increases in interest income related to other earning assets and securities. The average balance of other earning assets increased $164.4 million, or 41.4%, but was partially offset by a decrease of 70 bps in the yield earned on other earning assets. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rates on cash balances held at the Federal Reserve. Additionally, the average balance of securities increased $113.7 million, or 12.2%, while the yield earned on securities decreased 12 bps for the second quarter 2026 compared to the second quarter 2025. The yield on funded portfolio loan originations was 7.26% for the second quarter 2026, a decrease of 29 bps compared to the second quarter 2025, but still higher than the overall yield on the loan portfolio.

The decrease in total interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to a decrease in interest earned on loans, resulting from a decrease of $446.4 million, or 10.8%, in the average balance of loans, including loans held-for-sale, partially offset by an increase of 32 bps in the yield on loans, including loans held-for-sale. The decrease in the average balance of loans was driven primarily by the sale of $851.2 million in single tenant lease financing loans that occurred in the second half of 2025, partially offset by an increase in loan growth for other portfolio segments. The decrease in total interest income was partially offset by increases in interest income related to securities and other earning assets. The average balance of securities increased $117.3 million, or 12.8%, but was partially offset by a decrease of 10 bps in the yield earned on securities. Additionally, the average balance of other earning assets increased $120.7 million, or 28.7%; however, the yield on other earning assets decreased 77 bps for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rates on cash balances held at the Federal Reserve. The yield on funded portfolio loan originations was 6.88% for the six months ended June 30, 2026, a decrease of 60 bps compared to the six months ended June 30, 2025, but still higher than the overall yield on the loan portfolio.

The decrease in total interest expense for the second quarter 2026 compared to the second quarter 2025 was due primarily to decreases of $5.3 million, or 20.6%, in interest expense associated with certificates and brokered deposits, $2.2 million, or 36.5%, in interest expense related to other borrowed funds, $0.9 million, or 8.8%, in interest expense associated with interest-bearing demand deposits and $0.8 million or 6.8% in interest expense associated with money market accounts. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 38 bps in the cost of these deposits, as well as a decrease in the average balance of these deposits of $310.0 million, or 13.2%. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $219.2 million, or 38.6%, partially offset by an increase of 15 bps in the cost of these funds. The decrease in interest expense related to interest-bearing demand deposits was driven by a decrease of 56 bps in the cost of these deposits, partially offset by an increase in the average balance of $129.6 million, or 10.6%. The decrease in interest expense related to money market deposits was driven by a decrease of 56 bps in the cost of these deposits, partially offset by an increase in the average balance of these deposits of $116.8 million, or 9.8%. The decreases in the cost of funds related to deposits was due primarily to declines in short term interest rates as well as lower pricing on certificates of deposits across all maturities.

The decrease in total interest expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due primarily to decreases of $12.5 million, or 22.7%, in interest expense associated with certificates and brokered deposits, $2.5 million, or 24.3%, in interest expense associated with other borrowed funds and $2.0 million, or 9.0%, in interest expense related to money market deposits. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 41 bps in the cost of these deposits, as well as a decrease of $368.8 million, or 14.8%, in the average balance of these deposits. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $134.7 million, or 27.8%, partially offset by a 20 bp increase in the cost of these funds. The decrease in interest expense related to money market deposits was driven primarily by a decrease of 59 bps in the cost of these deposits, partially offset by an increase of $93.7 million, or 7.8%, in the average balance of these deposits. The decreases in the cost of funds related to deposits was due primarily to declines in short term interest rates as well as lower pricing on certificates of deposits across all maturities.

Overall, the cost of total interest-bearing liabilities for the second quarter 2026 decreased 51 bps to 3.45% from 3.96% for the second quarter 2025. The cost of total interest-bearing liabilities for the six months ended June 30, 2026 decreased 50 bps to 3.49% from 3.99% for the six months ended June 30, 2025.

Net interest margin (“NIM”) was 2.39% for the second quarter 2026 compared to 1.96% for the second quarter 2025, an increase of 43 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.47% for the second quarter 2026 compared to 2.04% for the second quarter 2025, an increase of 43 bps. NIM was 2.38% for the six months ended June 30, 2026 compared to
1.89% for the six months ended June 30, 2025, an increase of 49 bps. FTE NIM was 2.46% for the six months ended June 30, 2026 compared to 1.97% for the six months ended June 30, 2025, an increase of 49 bps.

The increase in the second quarter and six months ended June 30, 2026 NIM and FTE NIM compared to the second quarter and six months ended June 30, 2025 reflects the combination of higher yields on loans and continued improvement in the cost of funds related to deposits.

Noninterest Income

The following table shows noninterest income for each of the periods presented.

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Service charges and fees	$1,112	$278	$1,956	$543
Loan servicing revenue	2,853	1,979	5,709	3,962
Loan servicing asset revaluation	(1,579)	(1,153)	(2,639)	(2,334)
Gain on sale of loans	4,690	1,673	12,067	10,320
Other	1,609	2,780	3,110	3,493
Total noninterest income	$8,685	$5,557	$20,203	$15,984

During the second quarter 2026, noninterest income was $8.7 million, representing an increase of $3.1 million, or 56.3%, compared to $5.6 million of noninterest income for the second quarter 2025. The increase in noninterest income was driven primarily by increases in gain on sale of loans, service charges and fees and net loan servicing, partially offset by a decrease in other noninterest income. The increase of $3.0 million, or 180.3%, in gain on sale of loans was due primarily to higher volume of loan sales in the second quarter 2026 compared to the second quarter 2025 when the Company implemented a process change to hold SBA loans for a longer period of time before selling them in the secondary market. The increase of $0.8 million, or 300.0%, in service charges and fees reflects higher fees earned on fintech deposits moved off-balance sheet into deposit networks. The increase of $0.4 million, or 54.2% in net loan servicing was due primarily to growth in the balance of the Company’s single tenant lease financing servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset. The decrease of $1.2 million, or 42.1%, in other noninterest income was due primarily to lower distributions from fund investments, partially offset by an increase in fintech partnership revenue.

During the six months ended June 30, 2026, noninterest income was $20.2 million, an increase of $4.2 million, or 26.4%, compared to $16.0 million for the six months ended June 30, 2025. The increase in noninterest income was due primarily to increases in gain on sale of loans, net loan servicing and service charges and fees, partially offset by a decrease in other noninterest income. The increase of $1.7 million, or 16.9%, in gain on sale of loans was due primarily to higher volume of loan sales for the six months ended June 30, 2026 compared to the same period in 2025 when the Company implemented a process change to hold SBA loans for a longer period of time before selling them in the secondary market. The increase of $1.4 million, or 88.6%, in net loan servicing was due to growth in the balance of the Company’s single tenant lease financing servicing portfolio, partially offset by the fair value adjustment to the loan servicing asset. The increase of $1.4 million, or 260.2%, in service charges and fees reflect higher fees earned on fintech deposits moved off-balance sheet into deposit networks. The decrease of $0.4 million, or 11.0%, in other noninterest income was due primarily to a planned distribution from a fund investment that occurred during the six months ended June 30, 2025, partially offset by an increase in fintech partnership revenue.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended		Six Months Ended
(amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Salaries and employee benefits	$13,570	$10,867	$26,806	$23,974
Marketing, advertising and promotion	706	702	1,321	1,349
Consulting and professional services	1,372	936	2,452	2,164
Data processing	774	656	1,549	1,291
Loan expenses	2,109	1,520	4,288	3,051
Premises and equipment	3,718	3,281	7,394	6,396
Deposit insurance premium	1,611	1,564	3,098	2,962
Other	2,262	2,274	4,241	4,170
Total noninterest expense	$26,122	$21,800	$51,149	$45,357

Noninterest expense for the second quarter 2026 was $26.1 million, representing an increase of $4.3 million, or 19.8%, compared to $21.8 million for the second quarter 2025. The increase in noninterest expense was due primarily to increases in salaries and employee benefits, loan expenses, premises and equipment, and consulting and professional services. The increase of $2.7 million, or 24.9%, in salaries and employee benefits was due primarily to an increase in incentive compensation, as well as an increase in staffing related to small business lending and risk management. The increase of $0.6 million, or 38.8%, in loan expenses was due primarily to collection expense, as well as third party servicing associated with small business lending and fintech lending. The increase of $0.4 million, or 13.3%, in premises and equipment was due primarily to continued investment in technology to enhance the user experience in consumer and small business banking. The increase of $0.4 million, or 46.6%, in consulting and professional services was due primarily to an increase in consulting and audit fees.

Noninterest expense for the six months ended June 30, 2026 was $51.1 million, an increase of $5.8 million, or 12.8%, compared to $45.4 million for the six months ended June 30, 2025. The increase was due primarily to increases in salaries and employee benefits, loan expenses, premises and equipment, consulting and professional services and data processing. The increase of $2.8 million, or 11.8%, in salaries and employee benefits was due primarily to an increase in incentive compensation, as well as an increase in staffing related to small business lending and risk management. The increase of $1.2 million, or 40.5%, in loan expenses was due primarily to collection expense, as well as third party servicing associated with small business lending and fintech lending. The increase of $1.0 million, or 15.6%, in premises and equipment was due primarily to continued investment in technology to enhance the user experience in consumer and small business banking. The increase of $0.3 million, or 13.3%, in consulting and professional services was due primarily to an increase in consulting fees. The increase of $0.3 million, or 20.0%, in data processing was the result of an increase in fees associated with the growth in fintech partnerships.

The Company recorded an income tax benefit of $0.8 million for the second quarter 2026, compared to an income tax benefit of $2.1 million for the second quarter 2025. The Company recorded an income tax benefit of $1.5 million for the six months ended June 30, 2026, compared to an income tax benefit of $3.0 million for the six months ended June 30, 2025. The income tax benefits recognized during the second quarter 2026 and 2025 as well as the six months ended June 30, 2026 and June 30, 2025 reflect lower pre-tax earnings, as well as the benefit of tax exempt income.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	June 30, 2026	December 31, 2025
Total assets	$5,556,375	$5,571,647
Loans	3,811,073	3,746,728
Total securities	1,051,338	1,029,296
Loans held-for-sale	44,816	108,608
Noninterest-bearing deposits	131,366	146,879
Interest-bearing deposits	4,700,012	4,692,934
Total deposits	4,831,378	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Total liabilities	5,192,828	5,211,880
Total shareholders’ equity	363,547	359,767

Total assets decreased $15.3 million, or 0.3%, to $5.6 billion at June 30, 2026 compared to $5.6 billion at December 31, 2025. The modest decline in balance sheet size was driven by the continued mix shift in the funding base as growth in fintech deposits was used to pay down higher-cost certificates and brokered deposits as well as maturing FHLB advances. Additionally, cash balances and proceeds from loan sales were used to fund new loan originations, construction draws and securities purchases.

As of June 30, 2026, total shareholders’ equity was $363.5 million, an increase of $3.8 million, or 1.1%, compared to December 31, 2025. The increase in shareholders’ equity was due primarily to current period net income, partially offset by an increase in accumulated other comprehensive loss as unrealized losses on debt securities increased modestly during the quarter due to changes in market interest rates. Tangible common equity totaled $358.9 million as of June 30, 2026, representing an increase of $3.8 million, or 1.1%, compared to December 31, 2025. The ratio of total shareholders’ equity to total assets increased to 6.54% as of June 30, 2026 from 6.46% as of December 31, 2025, and the ratio of tangible common equity to tangible assets increased to 6.46% as of June 30, 2026 from 6.38% as of December 31, 2025.

Book value per common share increased 0.5% to $41.63 as of June 30, 2026 from $41.41 as of December 31, 2025 and tangible book value per common share increased 0.5% to $41.09 as of June 30, 2026 from $40.87 as of December 31, 2025. The increase in total shareholders’ equity and tangible common equity was partially offset by a small increase in the number of shares outstanding. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	June 30, 2026		December 31, 2025
Commercial loans
Commercial and industrial	$212,675	5.6%	$221,714	5.9%
Owner-occupied commercial real estate	51,749	1.4%	48,575	1.3%
Investor commercial real estate	669,970	17.5%	647,394	17.3%
Construction	427,076	11.2%	372,668	9.9%
Single tenant lease financing	288,720	7.6%	222,925	5.9%
Public finance	445,507	11.7%	442,234	11.8%
Healthcare finance	121,287	3.2%	139,469	3.7%
Small business lending [1]	435,686	11.4%	430,024	11.5%
Franchise finance	357,182	9.4%	417,045	11.1%
Total commercial loans	3,009,852	79.0%	2,942,048	78.4%
Consumer loans
Residential mortgage	326,258	8.6%	343,110	9.2%
Home equity	14,102	0.4%	14,725	0.4%
Other consumer loans	441,788	11.6%	425,458	11.4%
Total consumer loans	782,148	20.6%	783,293	21.0%
Total commercial and consumer loans	3,792,000	99.6%	3,725,341	99.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [2]	19,073	0.4%	21,387	0.6%
Total loans	3,811,073	100.0%	3,746,728	100.0%
Allowance for credit losses - loans	(53,096)		(55,686)
Net loans	$3,757,977		$3,691,042

1 Balances include $59.8 million and $52.2 million that are guaranteed by the U.S. government as of June 30, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustments of $17.3 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of June 30, 2026 and December 31, 2025, respectively.

Total loans were $3.8 billion as of June 30, 2026, an increase of $64.3 million, or 1.7%, compared to December 31, 2025. Total commercial loan balances were $3.0 billion as of June 30, 2026, an increase of $67.8 million, or 2.3%, from December 31, 2025. Total consumer loan balances were $782.1 million as of June 30, 2026, a decrease of $1.1 million, or 0.2%, compared to December 31, 2025. Compared to December 31, 2025, the increase in commercial loan balances was driven by single tenant lease financing, investor commercial real estate and construction loans, partially offset by planned run-off in the franchise finance and healthcare finance portfolios. The Company made the strategic decision to allow the franchise finance and healthcare finance portfolios to run off and is not originating new loans in these segments. The Company expects these portfolios to continue to decline over time and is replacing this loan production with focused growth in other commercial lending areas such as single tenant lease financing, investor commercial real estate, construction, and small business lending segments. The slight decrease in consumer loan balances was due primarily to early payoff and principal amortization in the residential mortgage portfolio, partially offset by new origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which generally consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans
Commercial loans:
Commercial and industrial	$218	$240
Single tenant lease financing	—	1,665
Healthcare finance	—	2,596
Small business lending [1]	24,545	19,781
Franchise finance	15,070	26,978
Total commercial loans	39,833	51,260
Consumer loans:
Residential mortgage	5,501	4,893
Other consumer loans	209	234
Total consumer loans	5,710	5,127
Total nonaccrual loans	45,543	56,387

Past due 90 days and accruing loans
Commercial loans:
Small business lending	34	—
Franchise finance	14,398	1,144
Total commercial loans	14,432	1,144
Consumer loans:
Residential mortgage	98	1,007
Total consumer loans	98	1,007
Total past due 90 days and accruing loans	14,530	2,151

Total nonperforming loans	60,073	58,538

Other real estate owned
Small business lending	2,435	2,631
Single tenant lease financing	1,686	—
Total other real estate owned	4,121	2,631

Other nonperforming assets	379	186

Total nonperforming assets	$64,573	$61,355

Total nonperforming loans to total loans	1.58%	1.56%
Total nonperforming assets to total assets	1.16%	1.10%
Allowance for credit losses - loans to total loans	1.39%	1.49%
Nonaccrual loans to total loans	1.20%	1.50%
Allowance for credit losses - loans to nonaccrual loans	116.6%	98.8%
Allowance for credit losses - loans to nonperforming loans	88.4%	95.1%

1 Balances include $19.2 million and $13.6 million that are guaranteed by the U.S. government as of June 30, 2026 and December 31, 2025, respectively.

Total nonperforming loans increased $1.5 million, or 2.5%, to $60.1 million as of June 30, 2026 compared to $58.5 million as of December 31, 2025 due primarily to an increase in accruing loans past due 90 days or more and nonaccrual loans in the small business lending portfolio, which generally consisted of SBA 7(a) guaranteed balances. These partially offset by decreases in nonaccrual loans in the franchise finance and healthcare finance portfolios. Total nonperforming assets increased $3.2 million, or 5.1%, to $64.6 million as of June 30, 2026, compared to $61.4 million as of December 31, 2025, due primarily to the accruing loans past due 90 days or more mentioned above. As of June 30, 2026, the Company had three small business lending properties and one single tenant lease financing property in OREO with a carrying value of $4.1 million. As of December 31, 2025, the Company had three small business lending properties in OREO with a carrying value of $2.6 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended		Six Months Ended		Year Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025
Balance, beginning of period	$56,496	$47,238	$55,686	$44,769	$44,769
Provision charged to expense	13,508	13,596	30,114	25,717	71,921
Losses charged off
Commercial and industrial	(245)	—	(447)	—	(153)
Healthcare finance	—	—	(38)	—	—
Small business lending	(5,037)	(11,851)	(14,437)	(15,520)	(39,650)
Franchise finance	(11,706)	(2,238)	(17,753)	(8,086)	(21,754)
Residential mortgage	(2)	—	(82)	(11)	(75)
Other consumer loans	(338)	(359)	(911)	(672)	(1,457)
Total losses charged off	(17,328)	(14,448)	(33,668)	(24,289)	(63,089)
Recoveries
Commercial and industrial	5	2	16	4	21
Small business lending	236	40	596	173	1,681
Franchise finance	145	18	209	18	94
Residential mortgage	2	1	2	7	19
Home equity	1	1	2	3	7
Other consumer loans	31	69	139	115	263
Total recoveries	420	131	964	320	2,085
Balance, end of period	$53,096	$46,517	$53,096	$46,517	$55,686

Net charge-offs	$16,908	$14,317	$32,704	$23,969	$61,004

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	0.77%	(0.01%)	0.65%	(0.01%)	0.11%
Healthcare finance	0.00%	0.00%	0.06%	0.00%	0.00%
Small business lending	4.01%	10.79%	5.61%	7.57%	8.16%
Franchise finance	12.26%	1.79%	9.01%	3.17%	4.48%
Total commercial net charge-offs	2.20%	1.57%	2.11%	1.35%	1.76%
Residential mortgage	0.00%	0.00%	0.05%	0.00%	0.02%
Home equity	(0.03%)	(0.02%)	(0.03%)	(0.03%)	(0.04%)
Other consumer loans	0.28%	0.28%	0.36%	0.27%	0.29%
Total consumer net charge-offs	0.16%	0.14%	0.22%	0.14%	0.16%
Total net charge-offs to average loans	1.77%	1.31%	1.71%	1.12%	1.45%

The allowance for credit losses - loans (“ACL”) was $53.1 million as of June 30, 2026, compared to $55.7 million as of December 31, 2025. The ACL as a percentage of total loans was 1.39% at June 30, 2026, compared to 1.49% at December 31, 2025. The ACL as a percentage of nonperforming loans decreased to 88.4% as of June 30, 2026, compared to 95.1% as of December 31, 2025, due primarily to a decrease in the ACL related to franchise finance loans with specific reserves that were charged off. Excluding nonaccrual guaranteed balances, the ACL as a percentage of nonperforming loans increased to 129.8% as of June 30, 2026 compared to 124.0% as of December 31, 2025.

Net charge-offs of $16.9 million were recognized during the second quarter 2026, resulting in net charge-offs to average loans of 1.77%, compared to net charge-offs of $14.3 million, or 1.31% of average loans, for the second quarter 2025. The increase in net charge-offs for the second quarter 2026 compared to the second quarter 2025 was driven primarily by an increase of $9.3 million in franchise finance net charge-offs, partially offset by a decrease of $6.5 million in small business lending net charge-offs.

During the six months ended June 30, 2026, the Company recorded net charge-offs of $32.7 million, resulting in net charge-offs to average loans of 1.71%, compared to net charge-offs of $24.0 million, or 1.12% of average loans, during the six months ended June 30, 2025. The increase in net charge-offs for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven primarily by an increase of $9.7 million in franchise finance net charge-offs, partially offset by a decrease of $1.1 million in small business lending net charge-offs. The elevated franchise finance charge-offs include a concentration of specific borrower credits that had been identified in prior periods and reserved for through specific reserves, as the franchise finance portfolio continues to run off in connection with the Company’s strategic focus on other commercial lending areas.

The provision for credit losses - loans for the second quarter 2026 declined slightly to $13.5 million, compared to $13.6 million for the second quarter 2025. The decrease in the provision for credit losses - loans for the second quarter 2026 compared to the second quarter 2025 was driven primarily by decreases in specific reserves and loan provision, partially offset by increases in net charge-offs.

The provision for credit losses - loans during the six months ended June 30, 2026 was $30.1 million, compared to $25.7 million for the six months ended June 30, 2025. The increase in the provision for credit losses - loans for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven primarily by the increase in net charge-offs, partially offset by decreases in specific reserves and loan provision.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	June 30, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$54,787	$64,298
Municipal securities	57,663	64,777
Agency mortgage-backed securities - residential	436,922	409,718
Agency mortgage-backed securities - commercial	57,544	59,112
Private label mortgage-backed securities - residential	119,043	124,264
Asset-backed securities	43,194	42,492
Corporate securities	42,754	37,761
Total available-for-sale	811,907	802,422
Securities held-to-maturity, net carrying value
Municipal securities	10,367	11,006
Agency mortgage-backed securities - residential	232,272	213,530
Agency mortgage-backed securities - commercial	5,598	5,635
Corporate securities	16,425	20,438
Total held-to-maturity, net carrying value	264,662	250,609
Total securities	$1,076,569	$1,053,031

(amounts in thousands)
Approximate Fair Value	June 30, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$54,275	$63,764
Municipal securities	55,982	63,386
Agency mortgage-backed securities - residential	416,168	389,457
Agency mortgage-backed securities - commercial	56,711	58,477
Private label mortgage-backed securities - residential	117,945	123,673
Asset-backed securities	43,106	42,553
Corporate securities	42,489	37,377
Total available-for-sale	786,676	778,687
Securities held-to-maturity
Municipal securities	9,856	10,551
Agency mortgage-backed securities - residential	220,319	203,715
Agency mortgage-backed securities - commercial	4,662	4,720
Corporate securities	15,734	19,829
Total held-to-maturity	250,571	238,815
Total securities	$1,037,247	$1,017,502

The approximate fair value of available-for-sale investment securities increased $8.0 million, or 1.0%, to $786.7 million as of June 30, 2026, compared to $778.7 million as of December 31, 2025. The increase was due primarily to increases of $26.7 million in agency mortgage-backed securities - residential and $5.1 million in corporate securities, partially offset by decreases of $9.5 million in U.S. Government-sponsored agencies, $7.4 million in municipal securities, $5.7 million in private label mortgage-backed securities - residential and $1.8 million in agency mortgage-backed securities - commercial. The Company deployed available liquidity during the first half of 2026 into new purchases of short-duration agency securities, asset-backed securities and investment grade corporate securities, which was partially offset by net pay down activity in other security types. As of June 30, 2026, the Company had securities with a net carrying value of $264.7 million designated as held-to-maturity, compared to $250.6 million as of December 31, 2025. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential made in the first half of 2026.

Accrued Income and Other Assets

Accrued income and other assets increased $3.8 million, or 4.3%, to $92.9 million at June 30, 2026, compared to $89.1 million at December 31, 2025. The increase was due primarily to increases of $3.2 million in various receivables and $1.0 million in equity investments, partially offset by a decrease of $0.5 million in prepaid assets.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $0.6 million, or 4.1%, to $14.7 million at June 30, 2026, compared to $15.4 million at December 31, 2025. The decrease was due primarily to a decrease of $1.0 million in other liabilities, including unfunded loan commitment reserves, unfunded investment fund partnership commitments and lease liabilities, partially offset by an increase of $0.4 million in accrued salary and benefits.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	June 30, 2026		December 31, 2025
Noninterest-bearing deposits	$131,366	2.7%	$146,879	3.0%
Interest-bearing demand deposits	1,493,178	30.9%	1,120,850	23.2%
Savings accounts	18,738	0.4%	18,991	0.4%
Money market accounts	1,245,591	25.8%	1,272,845	26.3%
Fintech - brokered deposits	23,344	0.5%	—	0.0%
Certificates of deposits	1,683,450	34.8%	2,004,909	41.4%
Brokered deposits	235,711	4.9%	275,339	5.7%
Total deposits	$4,831,378	100.0%	$4,839,813	100.0%

Total deposits of $4.8 billion at June 30, 2026 were virtually flat with December 31, 2025. However, there were increases of $372.3 million, or 33.2%, in interest-bearing demand deposits and $23.3 million in fintech - brokered deposits, more than offset by decreases of $321.5 million, or 16.0%, in certificates of deposits, $39.6 million, or 14.4%, in brokered deposits, $27.3 million, or 2.1%, in money market accounts and $15.5 million, or 10.6%, in noninterest-bearing deposits. The increase in interest-bearing demand deposits was driven by growth in fintech partnership deposits, which provided the ability to pay down certificates of deposits, higher-cost brokered deposits and money market accounts.

Uninsured deposit balances represented 37% of total deposits at June 30, 2026, up from 33% at December 31, 2025. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance drops to 31% as of June 30, 2026, compared to 27% as of December 31, 2025. The increase in uninsured deposit balances was impacted by increases in fintech payment volumes experienced on the last day of the quarter.

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

The following tables present actual and required capital ratios as of June 30, 2026 and December 31, 2025 for the Company and the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2026 and December 31, 2025, which are based on the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2026:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$352,155	8.90%	$276,922	7.00%	N/A	N/A
Bank	425,794	10.84%	274,953	7.00%	$255,313	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	352,155	8.90%	336,263	8.50%	N/A	N/A
Bank	425,794	10.84%	333,871	8.50%	314,232	8.00%
Total capital to risk-weighted assets
Consolidated	483,405	12.22%	415,383	10.50%	N/A	N/A
Bank	474,970	12.09%	412,429	10.50%	392,790	10.00%
Leverage ratio
Consolidated	352,155	6.23%	225,955	4.00%	N/A	N/A
Bank	425,794	7.57%	224,885	4.00%	281,102	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$350,350	8.97%	$273,335	7.00%	N/A	N/A
Bank	420,963	10.83%	272,045	7.00%	$252,613	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	350,350	8.97%	331,907	8.50%	N/A	N/A
Bank	420,963	10.83%	330,340	8.50%	310,908	8.00%
Total capital to risk-weighted assets
Consolidated	488,170	12.50%	410,003	10.50%	N/A	N/A
Bank	469,649	12.08%	408,067	10.50%	338,635	10.00%
Leverage ratio
Consolidated	350,350	6.24%	224,566	4.00%	N/A	N/A
Bank	420,963	7.53%	223,717	4.00%	279,646	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable July 15, 2026 to shareholders of record as of June 30, 2026. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of June 30, 2026, the Company had $107.0 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note and 2031 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of June 30, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At June 30, 2026, on a consolidated basis, the Company had $1.2 billion in cash and cash equivalents and investment securities available-for-sale and $44.8 million in loans held-for-sale that were generally available for its cash needs. Additionally, the Company uses a custodial deposit arrangement for certain deposit programs whereby the Company, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term liquidity needs at one or more third-party banks insured by the FDIC through the IntraFi One-Way Sell network. The Company remains the issuer of, and maintains the records for, all accounts under the applicable account holder agreements and, importantly, retains transactional authority to move funds on-and-off balance sheet as liquidity needs merit. Such off-balance sheet deposits totaled $2.4 billion at June 30, 2026 and $1.1 billion at December 31, 2025 and primarily consist of fintech partnership deposits. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At June 30, 2026, the Bank had the ability to borrow an additional $1.5 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At June 30, 2026, the Company, on an unconsolidated basis, had $5.9 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At June 30, 2026, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $579.7 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at June 30, 2026 totaled $1.3 billion.

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

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total equity - GAAP	$363,547	$390,239	$363,547	$390,239
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$358,860	$385,552	$358,860	$385,552

Total assets - GAAP	$5,556,375	$6,072,573	$5,556,375	$6,072,573
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,551,688	$6,067,886	$5,551,688	$6,067,886

Common shares outstanding	8,733,574	8,713,094	8,733,574	8,713,094

Book value per common share	$41.63	$44.79	$41.63	$44.79
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$41.09	$44.25	$41.09	$44.25

Total shareholders’ equity to assets	6.54%	6.43%	6.54%	6.43%
Effect of goodwill	(0.08%)	(0.08%)	(0.08%)	(0.08%)
Tangible common equity to tangible assets	6.46%	6.35%	6.46%	6.35%

Total average equity - GAAP	$370,247	$391,870	$372,250	$391,952
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$365,560	$387,183	$367,563	$387,265

Return on average shareholders’ equity	2.56%	0.20%	2.64%	0.58%
Effect of goodwill	0.04%	0.00%	0.04%	0.01%
Return on average tangible common equity	2.60%	0.20%	2.68%	0.59%

(dollars in thousands, except share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total interest income	$76,636	$80,886	$152,446	$157,715
Adjustments:
Fully-taxable equivalent adjustments [1]	1,142	1,157	2,302	2,326
Total interest income - FTE	$77,778	$82,043	$154,748	$160,041

Net interest income	$32,439	$27,990	$64,037	$53,086
Adjustments:
Fully-taxable equivalent adjustments [1]	1,142	1,157	2,302	2,326
Net interest income - FTE	$33,581	$29,147	$66,339	$55,412

Net interest margin	2.39%	1.96%	2.38%	1.89%
Effect of fully-taxable equivalent adjustments [1]	0.08%	0.08%	0.08%	0.08%
Net interest margin - FTE	2.47%	2.04%	2.46%	1.97%

Net income - GAAP	$2,367	$193	$4,876	$1,136
Adjustments: 1
Provision for credit losses	13,415	13,608	29,720	25,541
Income tax benefit	(780)	(2,054)	(1,505)	(2,964)
Pre-provision net revenue	$15,002	$11,747	$33,091	$23,713
[1] Assuming a 21% tax rate

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies or estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of June 30, 2026, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	9.14%	5.32%	N/A	(2.44%)	(4.71%)
NII - Year 2	5.67%	4.81%	1.09%	(1.54%)	(4.50%)
EVE	11.72%	7.36%	N/A	(4.78%)	(9.81%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of June 30, 2026, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	5.59%	3.54%	N/A	(0.33%)	(1.26%)
NII - Year 2	7.89%	5.28%	1.09%	(1.50%)	(4.27%)
EVE	6.67%	4.94%	N/A	(3.38%)	(7.02%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of June 30, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the second quarter 2026.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
April 1, 2026 - April 30, 2026	—	$—	—	$24,478
May 1, 2026 - May 31, 2026	—	$—	—	$24,478
June 1, 2026 - June 30, 2026	—	$—	—	$24,478
Total	—		—

Limitations on the Payment of Dividends

The ability of the Company to make capital distributions, including paying dividends and repurchasing shares, depends upon our receipt of dividends from the Bank. The ability of the Bank to pay dividends is limited by state and federal laws and regulations, including the requirement for the Bank to obtain the prior approval of the Indiana Department of Financial Institutions (“DFI”) before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The ability of the Bank to pay dividends is further affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and it is generally prohibited from paying any dividends if, following payment thereof, it would be undercapitalized. Even if funds are available for dividends, the FDIC and the DFI may prohibit the payment of dividends by the Bank if either or both determine such payment would be unsafe or unsound. In addition, under the Basel III Capital Rules, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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

FIRST INTERNET BANCORP

8/5/2026	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

8/5/2026	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)