Form 10-Q
period 2026-09-30
First Internet Bancorp
filed 2026-11-04
CIK 1562463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
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

As of October 30, 2026, the registrant had 8,733,574 shares of common stock issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather statements based on the current expectations of First Internet Bancorp and its consolidated subsidiaries (the “Company,” “we,” “our,” or “us”) regarding our business strategies, intended results and future performance, including without limitation statements concerning the financial condition, results of operations, trends in lending policies and loan programs, plans and prospective business partnerships, objectives, future performance and business of the Company. Forward-looking statements are generally preceded by terms such as “anticipate,” “attempt,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “optimistic,” “pending,” “plan,” “position,” “potential,” “preliminary,” “remain,” “scale,” “should,” “will,” “would” or other similar expressions. Such statements are subject to certain risks and uncertainties including without limitation: our business and operations and the business and operations of our vendors and customers; general economic conditions, whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products (including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, the impact of tariffs and trade policies, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing); our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of collateral for our loans; failures or breaches of or interruptions in the communication and information systems on which we rely to conduct our business that could reduce our revenues, increase our costs or lead to disruptions in our business; our dependence on capital distributions from First Internet Bank of Indiana (the “Bank”); results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets; changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or the Bank in particular; more restrictive regulatory capital requirements; increased costs, including deposit insurance premiums; regulation or prohibition of government-guaranteed lending or other income producing activities or changes in the secondary market for loans and other products; changes in market rates and prices that may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet; our liquidity requirements being adversely affected by changes in our assets and liabilities; the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; potential impacts of adverse developments in the banking industry, including impacts on customer confidence, deposit outflows, liquidity and the regulatory response thereto; inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions; potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals; the growth and profitability of noninterest or fee income being less than expected; the loss of any key members of senior management; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; the effect of fiscal and governmental policies of the United States federal government; the pace and success of portfolio management initiatives, including planned run-off of certain loan portfolios; the ability to realize anticipated benefits from fintech partnerships; and the potential for goodwill impairment charges if there is any significant unfavorable change in the Company’s forecasted operating results. Additional factors that may affect our results include those discussed in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K under the heading “Risk Factors” and in subsequent reports filed with the SEC. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
i

PART I

ITEM 1.    FINANCIAL STATEMENTS

First Internet Bancorp
Condensed Consolidated Balance Sheets
(Amounts in thousands except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$5,977	$6,145
Interest-bearing deposits	646,297	450,632
Total cash and cash equivalents	652,274	456,777
Securities available-for-sale, at fair value (amortized cost of $886,554 and $802,422 in 2026 and 2025, respectively)	843,108	778,687
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $0.1 million and $0.1 million in 2026 and 2025, respectively, (fair value of $228,694 and $238,815 in 2026 and 2025, respectively)	255,934	250,609
Loans held-for-sale	34,855	108,608
Loans	3,863,984	3,746,728
Allowance for credit losses - loans	(57,361)	(55,686)
Net loans	3,806,623	3,691,042
Accrued interest receivable	28,565	27,909
Federal Home Loan Bank of Indianapolis stock	28,350	28,350
Cash surrender value of bank-owned life insurance	43,492	42,559
Premises and equipment, net	64,538	67,934
Goodwill	4,687	4,687
Servicing asset, at fair value	23,620	22,793
Other real estate owned	4,141	2,631
Accrued income and other assets	97,816	89,061
Total assets	$5,888,003	$5,571,647
Liabilities and shareholders’ equity
Liabilities
Noninterest-bearing deposits	$159,051	$146,879
Interest-bearing deposits	4,993,715	4,692,934
Total deposits	5,152,766	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Subordinated debt, net of unamortized debt issuance costs of $1,994 and $1,535 in 2026 and 2025, respectively	123,506	105,465
Accrued interest payable	1,298	1,744
Accrued expenses and other liabilities	16,525	15,358
Total liabilities	5,533,595	5,211,880
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 4,913,779 shares authorized; issued and outstanding - none	—	—
Voting common stock, no par value; 45,000,000 shares authorized; 8,733,574 and 8,686,994 shares issued and outstanding in 2026 and 2025, respectively	188,065	186,577
Nonvoting common stock, no par value; 86,221 shares authorized; issued and outstanding - none	—	—
Retained earnings	201,399	193,320
Accumulated other comprehensive loss	(35,056)	(20,130)
Total shareholders’ equity	354,408	359,767
Total liabilities and shareholders’ equity	$5,888,003	$5,571,647

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Operations – Unaudited
(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Loans	$62,656	$68,958	$184,188	$198,305
Securities – taxable	10,772	8,614	30,216	26,139
Securities – non-taxable	621	652	1,904	1,967
Other earning assets	5,982	6,164	16,169	15,692
Total interest income	80,031	84,388	232,477	242,103
Interest expense
Deposits	41,080	50,134	121,759	144,554
Other borrowed funds	4,209	3,902	11,939	14,111
Total interest expense	45,289	54,036	133,698	158,665
Net interest income	34,742	30,352	98,779	83,438
Provision for credit losses - loans	12,148	34,393	42,262	60,110
Benefit for credit losses - debt securities held to maturity	(18)	—	(41)	(32)
(Benefit) provision for credit losses - off-balance sheet commitments	(501)	396	(872)	252
Net interest income (loss) after provision for credit losses	23,113	(4,437)	57,430	23,108
Noninterest income (loss)
Service charges and fees	1,391	369	3,347	912
Loan servicing revenue	2,824	2,055	8,533	6,017
Loan servicing asset revaluation	(961)	(1,332)	(3,600)	(3,666)
Gain (loss) on sale of loans	4,792	(27,103)	16,859	(16,783)
Other	1,153	1,364	4,263	4,857
Total noninterest income (loss)	9,199	(24,647)	29,402	(8,663)
Noninterest expense
Salaries and employee benefits	14,761	14,384	41,567	38,358
Marketing, advertising and promotion	733	482	2,054	1,831
Consulting and professional services	960	979	3,412	3,143
Data processing	713	651	2,262	1,942
Loan expenses	2,392	1,850	6,680	4,901
Premises and equipment	3,654	3,572	11,048	9,968
Deposit insurance premium	1,660	1,584	4,758	4,546
Other	2,384	1,957	6,625	6,127
Total noninterest expense	27,257	25,459	78,406	70,816
Income (loss) before income taxes	5,055	(54,543)	8,426	(56,371)
Income tax provision (benefit)	236	(12,950)	(1,269)	(15,914)
Net income (loss)	$4,819	$(41,593)	$9,695	$(40,457)
Income (loss) per share of common stock
Basic	$0.55	$(4.76)	$1.11	$(4.63)
Diluted	$0.54	$(4.76)	$1.10	$(4.63)
Weighted-average number of common shares outstanding
Basic	8,762,827	8,742,052	8,750,511	8,730,519
Diluted	8,865,954	8,742,052	8,821,890	8,730,519
Dividends declared per share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Comprehensive Loss – Unaudited
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,819	$(41,593)	$9,695	$(40,457)
Other comprehensive (loss) income
Securities available-for-sale
Net unrealized holding (losses) gains recorded within other comprehensive (loss) income before income tax	(18,215)	4,454	(19,711)	12,114
Income tax (benefit) provision	(4,190)	1,027	(4,533)	2,788
Net effect on other comprehensive (loss) income	(14,025)	3,427	(15,178)	9,326

Securities held-to-maturity
Amortization of net unrealized holding losses on securities transferred from available-for-sale to held-to-maturity	113	180	333	432
Income tax provision	27	44	81	109
Net effect on other comprehensive income	86	136	252	323

Total other comprehensive (loss) income	(13,939)	3,563	(14,926)	9,649
Comprehensive loss	$(9,120)	$(38,030)	$(5,231)	$(30,808)

 See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2026 and 2025
(Amounts in thousands except share and per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2026	$186,577	$193,320	$(20,130)	$359,767
Net income	—	9,695	—	9,695
Other comprehensive loss	—	—	(14,926)	(14,926)
Dividends declared ($0.18 per share)	—	(1,616)	—	(1,616)
Recognition of the fair value of share-based compensation	1,654	—	—	1,654
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(171)	—	—	(171)
Balance, September 30, 2026	$188,065	$201,399	$(35,056)	$354,408

Balance, January 1, 2025	$186,094	$230,622	$(32,653)	$384,063
Net loss	—	(40,457)	—	(40,457)
Other comprehensive income	—	—	9,649	9,649
Dividends declared ($0.18 per share)	—	(1,601)	—	(1,601)
Recognition of the fair value of share-based compensation	733	—	—	733
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Common stock redeemed for the net settlement of share-based awards	(224)	—	—	(224)
Balance, September 30, 2025	$186,608	$188,564	$(23,004)	$352,168

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Changes in Shareholders’ Equity - Unaudited
Three Months Ended September 30, 2026 and 2025
(Amounts in thousands except per share data)

	Voting and Nonvoting Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, July 1, 2026	$187,545	$197,119	$(21,117)	$363,547
Net income	—	4,819	—	4,819
Other comprehensive loss	—	—	(13,939)	(13,939)
Dividends declared ($0.06 per share)	—	(539)	—	(539)
Recognition of the fair value of share-based compensation	515	—	—	515
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	5	—	—	5
Balance, September 30, 2026	$188,065	$201,399	$(35,056)	$354,408

Balance, July 1, 2025	$186,116	$230,690	$(26,567)	$390,239
Net loss	—	(41,593)	—	(41,593)
Other comprehensive income	—	—	3,563	3,563
Dividends declared ($0.06 per share)	—	(533)	—	(533)
Recognition of the fair value of share-based compensation	490	—	—	490
Deferred stock rights and restricted stock units issued in lieu of cash dividends payable on outstanding deferred stock rights and restricted stock units	2	—	—	2
Balance, September 30, 2025	$186,608	$188,564	$(23,004)	$352,168

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Condensed Consolidated Statements of Cash Flows – Unaudited
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$9,695	$(40,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,706	5,230
Increase in cash surrender value of bank-owned life insurance	(933)	(862)
Provision for credit losses	41,349	60,330
Share-based compensation expense	1,654	733
Loans originated for sale	(163,688)	(430,086)
Proceeds from sale of loans	249,872	381,503
(Gain) loss on loans sold	(16,859)	16,783
Loss (gain) on sale of other real estate owned	15	(19)
Gain on derivatives	—	(106)
Loan servicing asset revaluation	3,600	3,666
Net change in accrued income and other assets	(2,371)	(13,115)
Net change in accrued expenses and other liabilities	1,197	(3,874)
Net cash provided by (used in) operating activities	129,237	(20,274)
Investing activities
Net loan activity, excluding purchases	(141,986)	(295,966)
Proceeds from sale of other real estate owned	1,162	547
Maturities and calls of securities available-for-sale	122,792	97,804
Purchase of securities available-for-sale	(208,697)	(125,713)
Maturities and calls of securities held-to-maturity	28,813	22,103
Purchase of securities held-to-maturity	(33,844)	(33,629)
Purchase of premises and equipment	(364)	(940)
Loans purchased	(18,543)	(47,674)
Net proceeds from sale of portfolio loans	—	799,297
Other investing activities	(2,020)	(9,214)
Net cash (used in) provided by investing activities	(252,687)	406,615
Financing activities
Net increase (decrease) in deposits	312,953	(17,772)
Cash dividends paid	(1,568)	(1,571)
Retirement of subordinated debt	(2,000)	—
Net proceeds from issuance of subordinated debt	19,774	—
Proceeds from advances from Federal Home Loan Bank	—	104,500
Repayment of advances from Federal Home Loan Bank	(10,000)	(150,000)
Other, net	(212)	(247)
Net cash provided by (used in) financing activities	318,947	(65,090)
Net increase in cash and cash equivalents	195,497	321,251
Cash and cash equivalents, beginning of period	456,777	466,410
Cash and cash equivalents, end of period	$652,274	$787,661
Supplemental disclosures
Cash paid during the period for interest	134,144	159,924
Cash (received) paid during the period for taxes	(2,086)	258
Loans transferred to other real estate owned	2,686	2,058
Loans transferred to held-for-sale from portfolio	—	863,766
Cash dividends declared, paid in subsequent period	524	523

See Notes to Condensed Consolidated Financial Statements

First Internet Bancorp
Notes to Condensed Consolidated Financial Statements – Unaudited
(Table amounts in thousands except share and per share data)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in shareholders’ equity, or cash flows in accordance with GAAP. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026 or any other period. The September 30, 2026 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the First Internet Bancorp Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following is a reconciliation of the weighted-average common shares for the basic and diluted earnings (loss) per share computations for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings (loss) per share
Net income (loss)	$4,819	$(41,593)	$9,695	$(40,457)
Weighted-average common shares	8,762,827	8,742,052	8,750,511	8,730,519
Basic earnings (loss) per common share	$0.55	$(4.76)	$1.11	$(4.63)
Diluted earnings (loss) per share
Net income (loss)	$4,819	$(41,593)	$9,695	$(40,457)
Weighted-average common shares	8,762,827	8,742,052	8,750,511	8,730,519
Dilutive effect of equity compensation	103,127	—	71,379	—
Weighted-average common and incremental shares	8,865,954	8,742,052	8,821,890	8,730,519
Diluted earnings (loss) per common share [1]	$0.54	$(4.76)	$1.10	$(4.63)

1 Potential dilutive common shares are excluded from the computation of diluted EPS in the periods where the effect would be antidilutive. There were no antidilutive shares for the three months ended September 30, 2026. Excluded from the computation of diluted EPS were weighted-average antidilutive shares totaling 3,269 for the nine months ended September 30, 2026. Since the Company was in a loss position for the three and nine months ended September 30, 2025, basic net loss is the same as diluted net loss per share, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Note 3:         Securities

The following tables summarize securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”) as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value
(amounts in thousands)		Gains	Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$50,426	$430	$(1,051)	$49,805
Municipal securities	56,941	—	(6,356)	50,585
Agency mortgage-backed securities - residential [1]	440,756	529	(30,304)	410,981
Agency mortgage-backed securities - commercial	56,468	66	(1,442)	55,092
Private label mortgage-backed securities - residential	121,790	1	(2,934)	118,857
Asset-backed securities	82,133	18	(891)	81,260
Corporate securities	78,040	178	(1,690)	76,528
Total available-for-sale	$886,554	$1,222	$(44,668)	$843,108

	September 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value	Allowance for Credit Losses	Net Carrying Value
(amounts in thousands)		Gains	Losses
Securities held-to-maturity
Municipal securities	$9,831	$—	$(966)	$8,865	$(3)	$9,828
Agency mortgage-backed securities - residential	226,083	1	(24,165)	201,919	—	226,083
Agency mortgage-backed securities - commercial	5,580	—	(1,222)	4,358	—	5,580
Corporate securities	14,500	—	(948)	13,552	(57)	14,443
Total held-to-maturity	$255,994	$1	$(27,301)	$228,694	$(60)	$255,934

1 Includes $0.1 million of additional premium related to terminated interest rate swaps associated with agency mortgage-backed securities - residential as of September 30, 2026.

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

Accrued interest receivable on AFS and HTM securities at September 30, 2026 was $3.4 million and $1.0 million, respectively, compared to $3.0 million and $1.1 million, respectively, at December 31, 2025, and is included in accrued interest receivable on the condensed consolidated balance sheet. The Company elected to exclude all accrued interest receivable from securities when estimating credit losses.

At September 30, 2026 and December 31, 2025, approximately 85% and 84%, respectively, of mortgage-backed securities (including both AFS and HTM) held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses; therefore, the Company did not record an ACL on these securities.

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

The Company also evaluated its HTM securities that are in an unrealized loss position and considered issuer bond ratings, historical loss rates for bond ratings and economic forecasts. The ACL on HTM securities was $0.1 million at both September 30, 2026 and December 31, 2025.

The carrying value of securities at September 30, 2026 is shown below by their contractual maturity date. Actual maturities will differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$4,025	$3,997
One to five years	26,398	25,707
Five to ten years	114,992	108,869
After ten years	39,992	38,345
	185,407	176,918
Agency mortgage-backed securities - residential	440,756	410,981
Agency mortgage-backed securities - commercial	56,468	55,092
Private label mortgage-backed securities - residential	121,790	118,857
Asset-backed securities	82,133	81,260
Total	$886,554	$843,108

	Held-to-Maturity
(amounts in thousands)	Amortized Cost	Fair Value
Within one year	$645	$641
One to five years	10,645	10,434
Five to ten years	12,992	11,293
After ten years	49	49
	24,331	22,417
Agency mortgage-backed securities - residential	226,083	201,919
Agency mortgage-backed securities - commercial	5,580	4,358
Total	$255,994	$228,694

No AFS securities were sold during the three and nine months ended September 30, 2026 and September 30, 2025. As such, the Company did not realize any gains or losses related to the sale of AFS securities during either time period.

Certain investments in debt securities are reported in the condensed consolidated financial statements at an amount less than their historical cost. The total fair value of these investments at September 30, 2026 and December 31, 2025 was $926.0 million and $611.2 million, which was approximately 84% and 59%, respectively, of the Company’s AFS and HTM securities portfolios. As of September 30, 2026, the Company’s security portfolio consisted of 646 positions, of which 564 were in an unrealized loss position. As of December 31, 2025, the Company’s security portfolio consisted of 618 positions, of which 395 were in an unrealized loss position. The unrealized losses are related to the categories noted below.

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

The following tables show the securities portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$1,239	$(7)	$19,895	$(1,044)	$21,134	$(1,051)
Municipal securities	24,074	(1,746)	25,511	(4,610)	49,585	(6,356)
Agency mortgage-backed securities - residential	195,924	(3,722)	140,299	(26,582)	336,223	(30,304)
Agency mortgage-backed securities - commercial	13,889	(383)	23,051	(1,059)	36,940	(1,442)
Private label mortgage-backed securities - residential	105,729	(1,962)	12,349	(972)	118,078	(2,934)
Asset-backed securities	70,256	(891)	—	—	70,256	(891)
Corporate securities	51,150	(1,115)	14,425	(575)	65,575	(1,690)
Total	$462,261	$(9,826)	$235,530	$(34,842)	$697,791	$(44,668)

	December 31, 2025
	Less Than 12 Months		12 Months or Longer		Total
(amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available-for-sale
U.S. Government-sponsored agencies	$3,600	$(20)	$33,849	$(994)	$37,449	$(1,014)
Municipal securities	2,301	—	42,515	(1,408)	44,816	(1,408)
Agency mortgage-backed securities - residential	67,177	(190)	186,453	(20,912)	253,630	(21,102)
Agency mortgage-backed securities - commercial	2,981	(22)	25,915	(815)	28,896	(837)
Private label mortgage-backed securities - residential	75,924	(191)	6,533	(634)	82,457	(825)
Asset-backed securities	21,413	(39)	—	—	21,413	(39)
Corporate securities	3,698	(52)	14,322	(678)	18,020	(730)
Total	$177,094	$(514)	$309,587	$(25,441)	$486,681	$(25,955)

The following tables summarize ratings for the Company’s HTM portfolio as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$226,083	$5,580	$—	$231,663
Aa1/AA+	5,869	—	—	—	5,869
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,792	—	—	—	1,792
A3/A-	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	5,000	5,000
Baa2/BBB	—	—	—	2,000	2,000
Baa3/BBB-	—	—	—	2,500	2,500
Total	$9,831	$226,083	$5,580	$14,500	$255,994

	December 31, 2025
(amounts in thousands)	Municipal Securities	Mortgage-Backed Securities - Residential	Mortgage-Backed Securities - Commercial	Corporate Securities	Total
AAA equivalent - agency	$—	$213,530	$5,635	$—	$219,165
Aa1/AA+	7,046	—	—	—	7,046
Aa2/AA	2,170	—	—	—	2,170
Aa3/AA-	1,793	—	—	—	1,793
A3/A-	—	—	—	5,000	5,000
Baa1/BBB+	—	—	—	5,000	5,000
Baa2/BBB	—	—	—	4,000	4,000
Baa3/BBB-	—	—	—	4,536	4,536
Ba1/BB+	—	—	—	2,000	2,000
Total	$11,009	$213,530	$5,635	$20,536	$250,710

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

The carrying amount of each equity investment with a readily determinable fair value or net asset value at September 30, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	September 30, 2026	December 31, 2025
GenOpp Financial Fund LP	$3,176	$2,876
Total	$3,176	$2,876

The carrying amount of the Company’s investments in non-marketable equity securities with no readily determinable fair value and amounts recognized in earnings on a cumulative basis at September 30, 2026 and December 31, 2025 is reflected in the following table:

(amounts in thousands)	September 30, 2026	December 31, 2025
Carrying value[1]	$38,553	$38,611
Carrying value adjustments	—	—
Impairment	—	—
Upward changes for observable prices	—	—
Downward changes for observable prices	—	—
Total	$38,553	$38,611

1 Excludes $13.8 million and $14.6 million in unfunded commitments as of September 30, 2026 and December 31, 2025, respectively.

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

The following tables provides a summary of VIEs that the Company has not consolidated as September 30, 2026 and December 31, 2025:

	September 30, 2026
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$14,442	$19,332	$—	Other assets (1)
Pooled investment vehicle	3,176	3,176	—	Other assets (2)
SBIC	7,292	13,000	—	Other assets (3)
Affordable housing	6,819	13,307	—	Other assets (4)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (5)

	December 31, 2025
(amounts in thousands)	Carrying Amount	Maximum Exposure to Loss	Liability Recognized	Classification
Private equity and venture capital funds	$13,685	$20,208	$—	Other assets (6)
Pooled investment vehicle	2,876	2,876	—	Other assets (7)
SBIC	7,292	13,000	—	Other assets (8)
Affordable housing	7,634	12,519	—	Other assets (9)
Non-marketable and other equity investments	10,000	10,000	—	Other assets (10)

(1) Maximum exposure to loss includes $14.4 million of current investments and $4.9 million in unfunded commitments.
(2) Maximum exposure to loss includes $3.2 million of current investments.
(3) Maximum exposure to loss includes $7.3 million of current investments and $5.7 million in unfunded commitments.
(4) Maximum exposure to loss includes $6.8 million of current investments, $3.2 million in unfunded commitments and a scenario in which related tax credits of $3.3 million are recaptured, totaling $13.3 million.
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
(10) Maximum exposure to loss includes $10.0 million of current investments.

Note 4:        Loans

Loan balances as of September 30, 2026 and December 31, 2025 are summarized in the table below. Categories of loans include:

(amounts in thousands)	September 30, 2026	December 31, 2025
Commercial loans
Commercial and industrial	$237,667	$221,714
Owner-occupied commercial real estate	50,082	48,575
Investor commercial real estate	753,690	647,394
Construction	400,302	372,668
Single tenant lease financing	308,594	222,925
Public finance	430,381	442,234
Healthcare finance	112,406	139,469
Small business lending [1]	439,335	430,024
Franchise finance	330,626	417,045
Total commercial loans	3,063,083	2,942,048
Consumer loans
Residential mortgage	319,972	343,110
Home equity	16,186	14,725
Other consumer loans	446,307	425,458
Total consumer loans	782,465	783,293
Total commercial and consumer loans	3,845,548	3,725,341
Net deferred loan origination costs, premiums and discounts on purchased loans, and other[2]	18,436	21,387
Total loans	3,863,984	3,746,728
Allowance for credit losses	(57,361)	(55,686)
Net loans	$3,806,623	$3,691,042

1 Balances include $60.0 million and $52.2 million that are guaranteed by the U.S. government as of September 30, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustment of $16.4 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2026 and December 31, 2025, respectively.

During the third quarter 2026, the Company purchased a portfolio of embedded finance loans which are included in the commercial and industrial loan category for approximately $16.3 million. Certain loans within the acquired portfolio were classified as purchased credit deteriorated (“PCD”); however, the PCD loans were not material to the Company’s overall loan portfolio or allowance for credit losses and therefore are not separately presented. The allowance associated with the PCD loans is separately identified in the allowance for credit losses rollforward because it was established through the initial gross-up of the acquired loans rather than through provision expense.

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

Additionally, certain specialized lending activities included within commercial and industrial include wealth advisory lending, equipment finance and embedded finance, which are conducted nationwide. Wealth advisory loans are typically made to experienced registered investment advisors to finance practice acquisitions or support the growth of an existing practice. Equipment finance loans primarily finance titled vehicles and essential-use transportation equipment. Embedded finance loans are made to small businesses for working capital purposes and are originated through programs with the Company’s fintech partners. The sources of repayment for these specialized lending activities are primarily based on the identified cash flows from operations of the borrower and related entities and secondarily on the assets being financed and underlying collateral provided by the borrower as well as a personal guarantee.

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

The following tables present changes in the balance of the ACL during the three and nine months ended September 30, 2026 and 2025.

(amounts in thousands)	Three Months Ended September 30, 2026
Allowance for credit losses:	Balance, Beginning of Period	Allowance on acquired PCD loans [1]	Provision (Credit) Charged to Expense	Charge-Offs	Recoveries	Balance, End of Period
Commercial and industrial	$1,860	$141	$2,469	$(1,471)	$18	$3,017
Owner-occupied commercial real estate	283	—	(71)	—	—	212
Investor commercial real estate	2,360	—	(268)	—	—	2,092
Construction	2,741	—	(573)	—	—	2,168
Single tenant lease financing	1,052	—	(216)	—	—	836
Public finance	384	—	(19)	—	—	365
Healthcare finance	324	—	(43)	—	—	281
Small business lending	25,135	—	6,531	(3,943)	261	27,984
Franchise finance	14,055	—	4,209	(2,788)	401	15,877
Residential mortgage	1,985	—	52	(56)	1	1,982
Home equity	32	—	(1)	—	2	33
Other consumer loans	2,885	—	78	(519)	70	2,514
Total	$53,096	$141	$12,148	$(8,777)	$753	$57,361

1 The allowance established on acquired PCD loans was recorded through the acquisition-date gross-up of the acquired loans rather than through provision expense and was not material to the Company's total allowance for credit losses.

(amounts in thousands)	Nine Months Ended September 30, 2026
Allowance for credit losses:	Balance, Beginning of Period	Allowance on acquired PCD loans [1]	Provision (Credit) Charged to Expense	Losses Charged Off	Recoveries	Balance, End of Period
Commercial and industrial	$1,942	$141	$2,818	$(1,918)	$34	$3,017
Owner-occupied commercial real estate	264	—	(52)	—	—	212
Investor commercial real estate	2,255	—	(163)	—	—	2,092
Construction	2,446	—	(278)	—	—	2,168
Single tenant lease financing	816	—	20	—	—	836
Public finance	411	—	(46)	—	—	365
Healthcare finance	605	—	(286)	(38)	—	281
Small business lending	27,796	—	17,711	(18,380)	857	27,984
Franchise finance	14,028	—	21,780	(20,541)	610	15,877
Residential mortgage	2,142	—	(25)	(138)	3	1,982
Home equity	38	—	(9)	—	4	33
Other consumer loans	2,943	—	792	(1,430)	209	2,514
Total	$55,686	$141	$42,262	$(42,445)	$1,717	$57,361

1 The allowance established on acquired PCD loans was recorded through the acquisition-date gross-up of the acquired loans rather than through provision expense and was not material to the Company's total allowance for credit losses.

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

Accrued interest receivable on loans totaled $23.1 million at both September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

In addition to the ACL, the Company maintains a reserve for off-balance sheet commitments, classified in other liabilities. This reserve is at a level management believes to be sufficient to absorb losses arising from unfunded loan commitments. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following tables detail activity in the (benefit) provision for credit losses on off-balance sheet commitments for the three and nine months ended September 30, 2026.

(amounts in thousands)	Balance June 30, 2026	(Benefit) Provision for Credit Losses	Balance September 30, 2026
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$191	$(2)	$189
Investor commercial real estate	46	(10)	36
Construction	1,922	(495)	1,427
Single tenant lease financing	2	(2)	—
Small business lending	53	8	61
Total commercial loans	2,214	(501)	1,713
Total allowance for off-balance sheet commitments	$2,214	$(501)	$1,713

(amounts in thousands)	Balance December 31, 2025	(Benefit) Provision for Credit Losses	Balance September 30, 2026
Off-balance sheet commitments
Commercial loans
Commercial and industrial	$177	$12	$189
Investor commercial real estate	36	—	36
Construction	2,259	(832)	1,427
Single tenant lease financing	1	(1)	—
Small business lending	112	(51)	61
Total commercial loans	2,585	(872)	1,713
Total allowance for off-balance sheet commitments	$2,585	$(872)	$1,713

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

The following tables present the credit risk profile of the Company’s commercial and consumer loan portfolios by loan class and by year of origination for the years indicated based on rating category and payment activity as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial and industrial
Pass	$68,419	$81,521	$13,599	$4,715	$6,779	$13,823	$32,240	$—	$221,096
Special Mention	53	487	239	—	578	4,228	10,071	—	15,656
Substandard	—	559	238	118	—	—	—	—	915
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	68,472	82,567	14,076	4,833	7,357	18,051	42,311	—	237,667
Year-to-date gross charge-offs	165	1,621	99	—	—	33	—	—	1,918
Owner-occupied commercial real estate
Pass	6,701	4,022	6,001	1,017	5,027	17,192	—	—	39,960
Special Mention	—	—	—	—	—	8,494	—	—	8,494
Substandard	—	—	—	—	—	1,628	—	—	1,628
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	6,701	4,022	6,001	1,017	5,027	27,314	—	—	50,082
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	99,022	66,962	72,350	210,045	139,748	60,779	—	—	648,906
Special Mention	—	—	—	64,869	36,188	3,727	—	—	104,784
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	99,022	66,962	72,350	274,914	175,936	64,506	—	—	753,690
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	23,037	181,523	141,211	28,614	1,876	1,400	1,166	—	378,827
Special Mention	—	—	—	—	21,475	—	—	—	21,475
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	23,037	181,523	141,211	28,614	23,351	1,400	1,166	—	400,302
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	107,538	141,145	1,633	995	10,194	23,057	—	—	284,562
Special Mention	—	1,164	—	—	17,178	5,690	—	—	24,032
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	107,538	142,309	1,633	995	27,372	28,747	—	—	308,594
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	37,358	33,100	6,502	—	4,857	347,609	—	—	429,426
Special Mention	—	—	—	—	—	955	—	—	955
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	37,358	33,100	6,502	—	4,857	348,564	—	—	430,381
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	September 30, 2026
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2026	2025	2024	2023	2022	Prior			Total
Healthcare finance
Pass	252	—	—	—	—	111,332	—	—	111,584
Special Mention	—	—	—	—	—	692	—	—	692
Substandard	—	—	—	—	—	130	—	—	130
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	252	—	—	—	—	112,154	—	—	112,406
Year-to-date gross charge-offs	—	—	—	—	—	38	—	—	38
Small business lending
Pass	49,103	132,569	86,342	53,720	18,108	15,264	34,823	—	389,929
Special Mention	84	1,585	4,309	4,523	470	1,205	2,082	—	14,258
Substandard	6	8,593	9,537	7,307	1,583	974	7,148	—	35,148
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	49,193	142,747	100,188	65,550	20,161	17,443	44,053	—	439,335
Year-to-date gross charge-offs	567	4,727	7,091	5,564	112	319	—	—	18,380
Franchise finance
Pass	—	647	47,687	128,086	87,300	16,202	—	—	279,922
Special Mention	93	465	615	7,866	9,017	—	—	—	18,056
Substandard	—	—	—	13,479	14,518	3,851	—	—	31,848
Doubtful	—	—	—	800	—	—	—	—	800
Total franchise finance	93	1,112	48,302	150,231	110,835	20,053	—	—	330,626
Year-to-date gross charge-offs	—	—	2,082	4,889	4,883	8,687	—	—	20,541
Consumer loans
Residential mortgage
Performing	1,275	5,490	6,109	9,891	149,508	141,916	—	—	314,189
Nonperforming	—	—	—	138	3,708	1,937	—	—	5,783
Total residential mortgage	1,275	5,490	6,109	10,029	153,216	143,853	—	—	319,972
Year-to-date gross charge-offs	—	—	—	—	86	52	—	—	138
Home equity
Performing	2,800	—	—	499	701	724	10,178	1,284	16,186
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	2,800	—	—	499	701	724	10,178	1,284	16,186
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	89,903	86,974	72,084	63,851	61,433	71,202	731	—	446,178
Nonperforming	—	57	34	—	32	6	—	—	129
Total other consumer loans	89,903	87,031	72,118	63,851	61,465	71,208	731	—	446,307
Year-to-date gross charge-offs	62	217	204	416	176	355	—	—	1,430
Total Loans	$485,644	$746,863	$468,490	$600,533	$590,278	$854,017	$98,439	$1,284	$3,845,548
Total year-to-date gross charge-offs	$794	$6,565	$9,476	$10,869	$5,257	$9,484	$—	$—	$42,445

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial
Pass	$91,592	$18,608	$6,984	$10,450	$530	$14,152	$60,071	$—	$202,387
Special Mention	177	256	—	4,746	4,237	—	9,671	—	19,087
Substandard	64	38	138	—	—	—	—	—	240
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	91,833	18,902	7,122	15,196	4,767	14,152	69,742	—	221,714
Year-to-date gross charge-offs	94	59	—	—	—	—	—	—	153
Owner-occupied commercial real estate
Pass	4,159	6,202	1,421	5,174	4,155	15,966	—	—	37,077
Special Mention	—	—	—	—	852	8,991	—	—	9,843
Substandard	—	—	—	—	—	1,655	—	—	1,655
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,159	6,202	1,421	5,174	5,007	26,612	—	—	48,575
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Investor commercial real estate
Pass	61,333	80,798	195,528	179,155	91,708	35,141	—	—	643,663
Special Mention	—	—	—	—	—	3,731	—	—	3,731
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total investor commercial real estate	61,333	80,798	195,528	179,155	91,708	38,872	—	—	647,394
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Construction
Pass	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total construction	65,190	147,941	132,835	23,114	—	2,042	1,546	—	372,668
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Single tenant lease financing
Pass	144,764	1,370	1,007	10,377	2,021	29,524	—	—	189,063
Special Mention	—	—	—	18,628	4,168	9,401	—	—	32,197
Substandard	—	—	—	—	—	1,665	—	—	1,665
Doubtful	—	—	—	—	—	—	—	—	—
Total single tenant lease financing	144,764	1,370	1,007	29,005	6,189	40,590	—	—	222,925
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Public finance
Pass	44,077	11,119	—	5,301	10,385	369,442	—	—	440,324
Special Mention	—	—	—	—	—	1,910	—	—	1,910
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total public finance	44,077	11,119	—	5,301	10,385	371,352	—	—	442,234
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—

	December 31, 2025
	Term Loans (amortized cost basis by origination year)						Revolving loans amortized cost basis	Revolving loans converted to term
(amounts in thousands)	2025	2024	2023	2022	2021	Prior			Total
Healthcare finance
Pass	—	—	—	—	7,317	128,623	—	—	135,940
Special Mention	—	—	—	—	—	933	—	—	933
Substandard	—	—	—	—	—	2,596	—	—	2,596
Doubtful	—	—	—	—	—	—	—	—	—
Total healthcare finance	—	—	—	—	7,317	132,152	—	—	139,469
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Small business lending
Pass	152,566	103,270	62,754	21,651	7,851	13,779	27,048	—	388,919
Special Mention	—	7,519	5,276	514	—	1,475	1,953	—	16,737
Substandard	—	5,838	11,637	1,315	270	1,416	3,892	—	24,368
Doubtful	—	—	—	—	—	—	—	—	—
Total small business lending	152,566	116,627	79,667	23,480	8,121	16,670	32,893	—	430,024
Year-to-date gross charge-offs	400	16,668	17,755	2,821	1,087	919	—	—	39,650
Franchise finance
Pass	718	56,732	172,080	120,012	29,064	—	—	—	378,606
Special Mention	510	628	3,351	6,972	—	—	—	—	11,461
Substandard	—	1,281	6,831	10,877	7,989	—	—	—	26,978
Doubtful	—	—	—	—	—	—	—	—	—
Total franchise finance	1,228	58,641	182,262	137,861	37,053	—	—	—	417,045
Year-to-date gross charge-offs	—	370	7,664	9,576	4,144	—	—	—	21,754
Consumer loans
Residential mortgage
Performing	4,770	6,271	10,901	163,760	78,631	73,883	—	—	338,216
Nonperforming	—	—	—	2,721	597	1,576	—	—	4,894
Total residential mortgage	4,770	6,271	10,901	166,481	79,228	75,459	—	—	343,110
Year-to-date gross charge-offs	—	—	—	75	—	—	—	—	75
Home equity
Performing	—	—	628	1,009	187	761	11,330	810	14,725
Nonperforming	—	—	—	—	—	—	—	—	—
Total home equity	—	—	628	1,009	187	761	11,330	810	14,725
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Other consumer loans
Performing	98,688	85,148	77,999	72,978	26,284	63,224	903	—	425,224
Nonperforming	—	96	84	9	34	11	—	—	234
Total other consumer loans	98,688	85,244	78,083	72,987	26,318	63,235	903	—	425,458
Year-to-date gross charge-offs	79	279	491	189	31	388	—	—	1,457
Total Loans	$668,608	$533,115	$689,454	$658,763	$276,280	$781,897	$116,414	$810	$3,725,341
Total year-to-date gross charge-offs	$573	$17,376	$25,910	$12,661	$5,262	$1,307	$—	$—	$63,089

The following tables present the Company’s loan portfolio delinquency, including nonperforming loans, as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$718	$852	$1,103	$2,673	$234,994	$237,667
Owner-occupied commercial real estate	—	—	—	—	50,082	50,082
Investor commercial real estate	—	—	—	—	753,690	753,690
Construction	—	—	—	—	400,302	400,302
Single tenant lease financing	—	—	—	—	308,594	308,594
Public finance	—	—	—	—	430,381	430,381
Healthcare finance	564	—	130	694	111,712	112,406
Small business lending	5,198	639	14,473	20,310	419,025	439,335
Franchise finance	3,538	3,903	20,604	28,045	302,581	330,626
Residential mortgage	2,651	1,862	2,199	6,712	313,260	319,972
Home equity	—	—	—	—	16,186	16,186
Other consumer loans	304	153	57	514	445,793	446,307
Total	$12,973	$7,409	$38,566	$58,948	$3,786,600	$3,845,548

	December 31, 2025
(amounts in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Commercial and industrial	$515	$200	$—	$715	$220,999	$221,714
Owner-occupied commercial real estate	—	—	—	—	48,575	48,575
Investor commercial real estate	—	—	—	—	647,394	647,394
Construction	—	—	—	—	372,668	372,668
Single tenant lease financing	—	—	—	—	222,925	222,925
Public finance	—	—	—	—	442,234	442,234
Healthcare finance	—	—	1,150	1,150	138,319	139,469
Small business lending	20,325	4,277	9,445	34,047	395,977	430,024
Franchise finance	11,641	1,110	24,912	37,663	379,382	417,045
Residential mortgage	—	3,079	4,622	7,701	335,409	343,110
Home equity	—	—	—	—	14,725	14,725
Other consumer loans	243	102	141	486	424,972	425,458
Total	$32,724	$8,768	$40,270	$81,762	$3,643,579	$3,725,341

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

The following table summarizes the Company’s nonaccrual loans and loans past due 90 days or more and still accruing by loan class for the periods indicated:

	September 30, 2026			December 31, 2025
(amounts in thousands)	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing	Nonaccrual Loans	Nonaccrual Loans with No Allowance for Credit Losses	Total Loans 90 Days or More Past Due and Accruing
Commercial and industrial	$606	$305	$682	$240	$—	$—
Single tenant lease financing	—	—	—	1,665	—	—
Healthcare finance	130	130	—	2,596	2,596	—
Small business lending [1]	24,872	23,511	21	19,781	18,928	—
Franchise finance	30,837	800	—	26,978	4,463	1,144
Residential mortgage	5,780	5,780	—	4,893	4,893	1,007
Other consumer loans	128	128	—	234	234	—
Total loans	$62,353	$30,654	$703	$56,387	$31,114	$2,151
1 Balance includes $19.2 million and $13.6 million at September 30, 2026 and December 31, 2025, respectively, of loans guaranteed by the U.S. government.

Interest income recognized on nonaccrual loans was $0.3 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $1.1 million for the three and nine months ended September 30, 2025, respectively.

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

The following tables present the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Commercial and industrial	$100	$—	$—	$100	$36
Healthcare finance	—	130	—	130	—
Small business lending [1]	9,678	—	3,302	12,980	359
Residential mortgage	—	5,780	—	5,780	—
Other consumer loans	—	—	128	128	—
Total loans	$9,778	$5,910	$3,430	$19,118	$395

1 Balance includes $7.9 million of loans guaranteed by the U.S. government.

	December 31, 2025
(amounts in thousands)	Commercial Real Estate	Residential Real Estate	Other (Includes Equipment, Machinery and Other Assets)	Total	Allowance on Collateral Dependent Loans
Owner-occupied commercial real estate	$1,654	$—	$—	$1,654	$—
Small business lending [1]	6,732	—	7,681	14,413	411
Residential mortgage	—	4,893	—	4,893	—
Other consumer loans	—	—	234	234	—
Total loans	$8,386	$4,893	$7,915	$21,194	$411

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

The Company had sixteen loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2026. The Company had thirty-one loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2026. The Company had one loan modification made to borrowers experiencing financial difficulty during the three months ended September 30, 2025. The Company had ten loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.

The following tables present loans that were both experiencing financial difficulty and modified during the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay & Term Extension	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$243	$—	$—	$243	0.1%
Small business lending	1,096	868	1,795	3,759	0.9%
Franchise finance	8,246	—	—	8,246	2.5%
Total	$9,585	$868	$1,795	$12,248

	Three Months Ended September 30, 2025
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Total Modification by Loan Class	% of Class of Loans
Franchise finance	$562	$562	0.1%
Total	$562	$562

The following table presents loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay & Term Extension	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$245	$—	$—	$245	0.1%
Small business lending	1,096	1,946	5,632	8,674	2.0%
Franchise finance	8,860	—	—	8,860	2.7%
Residential mortgage	—	95	—	95	—%
Total	$10,201	$2,041	$5,632	$17,874

	Nine Months Ended September 30, 2025
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Total Modification by Loan Class	% of Class of Loans
Commercial and industrial	$386	$386	0.2%
Single tenant lease financing	4,672	4,672	4.3%
Healthcare finance	2,610	2,610	1.7%
Small business lending	3,013	3,013	0.8%
Franchise finance	562	562	0.1%
Total	$11,243	$11,243

The following tables summarize the financial impacts of loan modifications made to borrowers experiencing financial difficulty during the periods presented. There were no financial impacts of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2026
Weighted Average Term Extension (in Months)
Small business lending	108

Nine Months Ended September 30, 2026
Weighted Average Term Extension (in Months)
Small business lending	109
Residential mortgage	7

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified within the twelve months ended September 30, 2026.

	Twelve Months Ended September 30, 2026
(amounts in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due
Commercial and industrial	$127	$—	$118
Healthcare finance	—	—	130
Small business lending	8,304	370	20
Franchise finance	8,860	—	—
Residential mortgage	95	—	—
Total	$17,386	$370	$268

The following table presents the loans that were modified during the preceding twelve months and subsequently defaulted during the period.

	Three Months Ended September 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay & Term Extension	Total
Commercial and industrial	$118	$—	$—	$118
Small business lending	—	—	125	125
Total	$118	$—	$125	$243

	Nine Months Ended September 30, 2026
(dollars in thousands)	Other-Than-Insignificant Payment Delay	Term Extension	Combination - Other-Than-Insignificant Payment Delay & Term Extension	Total
Commercial and industrial	$118	$—	$—	$118
Healthcare finance	130	—	—	130
Small business lending	73	—	125	198
Total	$321	$—	$125	$446

At September 30, 2025, there were no loans that defaulted after being modified during the preceding twelve months.

Other Real Estate Owned

The Company had $4.1 million in other real estate owned (“OREO”) as of September 30, 2026, which consisted of one residential property, three small business lending properties, and one single tenant lease financing property. The Company had $2.6 million in OREO as of December 31, 2025, which consisted of three small business lending properties. There were seven loans totaling $1.6 million and eight loans totaling $2.5 million, in the process of foreclosure at September 30, 2026 and December 31, 2025, respectively.

Note 5:        Premises and Equipment

The following table summarizes premises and equipment at September 30, 2026 and December 31, 2025.

(amounts in thousands)	September 30, 2026	December 31, 2025
Land	$5,598	$5,598
Construction in process	—	17
Right of use leased asset	9	88
Building and improvements	63,316	63,382
Furniture and equipment	23,144	22,818
Less: accumulated depreciation	(27,529)	(23,969)
Total	$64,538	$67,934

Note 6:        Goodwill

As of September 30, 2026 and December 31, 2025, the carrying amount of goodwill was $4.7 million. There have been no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2026 or September 30, 2025. Goodwill is assessed for impairment annually as of August 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative test performed as of August 31, 2026. The estimated fair value of the reporting unit exceeded the net carrying value, and therefore no goodwill impairment existed as of that date. However, there is a risk for impairment in the event of declines in general economic, market or business conditions and the resultant effect on forecasted growth rates, or any significant unfavorable change in the Company’s forecasted operations resulting from elevated levels of net charge-offs in the franchise finance and small business lending portfolios. If current and long-term projections decrease materially, the Company may be required to recognize impairment charges, which could be material to the results of operations.

Note 7:        Servicing Asset

Activity for the servicing asset and the related changes in fair value for the three and nine months ended September 30, 2026 and 2025 are shown in the tables below.

	Three Months Ended
(amounts in thousands)	September 30, 2026	September 30, 2025
Balance, beginning of period	$23,180	$16,736
Additions:
Originated [1]	1,401	6,703
Subtractions:
Paydowns	(1,548)	(903)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	587	(429)
Loan servicing asset revaluation	$(961)	$(1,332)
Balance, end of period	$23,620	$22,107

1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the three months ended September 30, 2025.

	Nine Months Ended
(amounts in thousands)	September 30, 2026	September 30, 2025
Balance, beginning of period	$22,793	$16,389
Additions:
Originated [1]	4,427	9,384
Subtractions:
Paydowns	(4,789)	(2,714)
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	1,189	(952)
Loan servicing asset revaluation	$(3,600)	$(3,666)
Balance, end of period	$23,620	$22,107

1 Balance includes $3.8 million of originated servicing asset related to the sale of single tenant lease financing loans that was completed during the nine months ended September 30, 2025.

Loans serviced for others are not included in the condensed consolidated balance sheets. The unpaid principal balances of these loans serviced for others as of September 30, 2026 and December 31, 2025 are shown in the table below.

(amounts in thousands)	September 30, 2026	December 31, 2025
Loan portfolios serviced for:
SBA guaranteed loans	$1,216,623	$1,120,553
Single tenant lease financing	691,561	825,207
Total	$1,908,184	$1,945,760

Loan servicing revenue totaled $2.8 million and $8.5 million for the three and nine months ended September 30, 2026 respectively, and $2.1 million and $6.0 million for the three and nine months ended September 30, 2025, respectively. Loan servicing asset revaluation, which represents the change in fair value of the servicing asset, resulted in a $1.0 million and $3.6 million downward valuation for the three and nine months ended September 30, 2026, respectively, and $1.3 million and $3.7 million downward valuation for the three and nine months ended September 30, 2025, respectively.

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

In October 2020, the Company entered into a term loan in the principal amount of $10.0 million, evidenced by a term note due 2030 (the “2030 Note”). The 2030 Note initially accrued interest at a fixed rate of 6.0% per year to, but excluding, November 1, 2025 and thereafter at a floating rate equal to three-month Term SOFR plus 5.795%. The 2030 Note is an unsecured subordinated obligation of the Company and may be repaid, without penalty, on any interest payment date. The 2030 Note is intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2030 Note to redeem a subordinated term note that had been entered into in October 2015. Subsequent to September 30, 2026, the Company redeemed the 2030 Note in full, without penalty, with a redemption date of November 1, 2026 and payment of the redemption price made on November 2, 2026, using a portion of the net proceeds from the issuance of the 2036 Notes mentioned below.

In August 2021, the Company issued $60.0 million aggregate principal amount of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes bear interest at a floating rate equal to three-month Term SOFR plus 3.11%. The 2031 Notes are scheduled to mature on September 1, 2031. The 2031 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date. The 2031 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used a portion of the net proceeds from the issuance of the 2031 Notes to redeem subordinated notes issued by the Company in 2016. Pursuant to the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2031 Notes, the Company offered to exchange the 2031 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2031 Notes. On December 30, 2021, we completed an exchange of $59.3 million principal amount of the unregistered 2031 Notes for registered 2031 Notes in satisfaction of our obligations under the registration rights agreement. Holders of $0.7 million of unregistered 2031 Notes did not participate in the exchange.

In September 2026, the Company issued $20.5 million aggregate principal amount of 8.00% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2036 Notes”) in a private placement. The 2036 Notes initially bear a fixed interest rate of 8.00% per year to, but excluding, September 15, 2031, and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR) plus 3.735%. The 2036 Notes are scheduled to mature on September 15, 2036. The 2036 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 15, 2031. The 2036 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. The Company used the net proceeds from the issuance of the 2036 Notes to retire $2.0 million in aggregate principal amount of the 2029 Notes and used $10.0 million of the net proceeds to redeem the 2030 Note in full, with a redemption date of November 1, 2026 and payment made on November 2, 2026. Under the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2036 Notes, the Company has agreed to take certain actions to provide for the exchange of the 2036 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2036 Notes.

The following table presents the principal balance and unamortized discount and debt issuance costs for the 2029 Notes, the 2030 Note, the 2031 Notes, and the 2036 Notes as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(amounts in thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
2029 Notes	$35,000	$(404)	$37,000	$(546)
2030 Note	10,000	(96)	10,000	(114)
2031 Notes	60,000	(771)	60,000	(875)
2036 Notes	20,500	(723)	—	—
Total	$125,500	$(1,994)	$107,000	$(1,535)

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

Award Activity Under 2022 Plan

The Company recorded $0.5 million and $1.7 million of share-based compensation expense for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $0.9 million of share-based compensation expense for the three and nine months ended September 30, 2025, respectively, related to stock-based awards under the 2022 Plan.

The following table summarizes the stock-based award activity under the 2022 Plan for the nine months ended September 30, 2026.

(dollars in thousands, except per share data)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Deferred Stock Units	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2025	157,504	$27.97	16,009	$24.72	—	$—
Granted	111,953	21.30	16,912	23.82	—	—
Cancelled/Forfeited	(9,462)	24.84	—	—	—	—
Vested	(39,417)	27.28	(16,009)	24.72	—	—
Unvested at September 30, 2026	220,578	$25.08	16,912	$23.82	—	$—

At September 30, 2026, the total unrecognized compensation cost related to unvested stock-based awards under the 2022 Plan was $2.7 million with a weighted-average expense recognition period of 1.7 years.

2013 Equity Incentive Plan

The 2013 Plan authorized the issuance of 750,000 shares of the Company’s common stock in the form of stock-based awards to employees, directors, and other eligible persons. No awards under the 2013 Plan remain outstanding and our authority to grant new awards under the 2013 Plan terminated upon shareholder approval of the 2022 Plan.

Award Activity Under 2013 Plan

The Company recorded no share-based compensation expense for the three and nine months ended September 30, 2026, related to stock-based awards under the 2013 Plan. The Company recorded no share-based compensation expense for the three months ended September 30, 2025, and less than $0.1 million of share-based compensation expense for the nine months ended September 30, 2025, related to stock-based awards under the 2013 Plan.

At September 30, 2026, there were no unrecognized compensation costs related to unvested stock-based awards under the 2013 Plan.

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

The following table summarizes the status of deferred stock rights related to the Directors Deferred Stock Plan for the nine months ended September 30, 2026.

Deferred Stock Rights
Outstanding, beginning of period	29,013
Granted	253
Outstanding, end of period	29,266

All deferred stock rights granted during the 2026 period were additional rights issued in lieu of cash dividends payable on outstanding deferred stock rights.

Note 10:        Commitments and Credit Risk

In the normal course of business, the Company makes various commitments to extend credit which are not reflected in the accompanying condensed consolidated financial statements. At September 30, 2026 and December 31, 2025, the Company had outstanding loan commitments totaling approximately $536.6 million and $617.6 million, respectively.

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

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company did not own any securities classified within Level 1 of the hierarchy as of September 30, 2026 and December 31, 2025.

Level 2 securities include U.S. Government-sponsored agencies, municipal securities, mortgage and asset-backed securities and corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities.

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2026 or December 31, 2025.

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

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

		September 30, 2026 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$49,805	$—	$49,805	$—
Municipal securities	50,585	—	50,585	—
Agency mortgage-backed securities - residential	410,981	—	410,981	—
Agency mortgage-backed securities - commercial	55,092	—	55,092	—
Private label mortgage-backed securities - residential	118,857	—	118,857	—
Asset-backed securities	81,260	—	81,260	—
Corporate securities	76,528	—	76,528	—
Total available-for-sale securities	$843,108	$—	$843,108	$—
Servicing asset	23,620	—	—	23,620
Interest rate swap agreements - assets (back-to-back)	460	—	460	—
Interest rate swap agreements - liabilities (back-to-back)	(460)	—	(460)	—

		December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government-sponsored agencies	$63,764	$—	$63,764	$—
Municipal securities	63,386	—	63,386	—
Agency mortgage-backed securities - residential	389,457	—	389,457	—
Agency mortgage-backed securities - commercial	58,477	—	58,477	—
Private label mortgage-backed securities - residential	123,673	—	123,673	—
Asset-backed securities	42,553	—	42,553	—
Corporate securities	37,377	—	37,377	—
Total available-for-sale securities	$778,687	$—	$778,687	$—
Servicing asset	22,793	—	—	22,793
Interest rate swap agreements - assets (back-to-back)	210	—	210	—
Interest rate swap agreements - liabilities (back-to-back)	(210)	—	(210)	—

The following tables reconcile the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended
(amounts in thousands)	Servicing Asset
Balance as of July 1, 2026	$23,180
Total realized gains
Additions	1,401
Paydowns	(1,548)
Change in fair value	587
Balance as of September 30, 2026	$23,620

Balance as of July 1, 2025	$16,736
Total realized gains
Additions	6,703
Paydowns	(903)
Change in fair value	(429)
Balance as of September 30, 2025	$22,107

Nine Months Ended
(amounts in thousands)	Servicing Asset
Balance as of January 1, 2026	$22,793
Total realized gains
Additions	4,427
Paydowns	(4,789)
Change in fair value	1,189
Balance as of September 30, 2026	$23,620

Balance as of January 1, 2025	$16,389
Total realized gains
Additions	9,384
Paydowns	(2,714)
Change in fair value	(952)
Balance as of September 30, 2025	$22,107

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

If the individually evaluated loan is identified as collateral dependent, the fair value of the underlying collateral, less costs to sell, is used to measure impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. For individually evaluated loans that are not collateral-dependent, the Company measures impairment by using a discounted cash flow analysis, an enterprise value approach based on the borrower's sustainable earnings and estimated net realizable business value, or a guarantor-based estimated recovery approach that incorporates the guarantor's financial capacity, creditworthiness, and expected collection outcome. The method selected is based on the specific facts and circumstances of the loan relationship.

Individually evaluated loans with a specific valuation allowance based on the value of the underlying collateral, a discounted cash flow analysis or other valuation method are classified as Level 3 assets.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurement falls at September 30, 2026 and December 31, 2025.

		September 30, 2026
		Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$438	$—	$—	$438
Other real estate owned	4,141	—	—	4,141

		December 31, 2025
		Fair Value Measurements Using
(amounts in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$336	$—	$—	$336
Other real estate owned	2,631	—	—	2,631
 Significant Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(dollars in thousands)	Fair Value at September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$438	Fair value of collateral	Discount for type of property and current market conditions	0% - 50%	29.1%
Servicing asset	23,620	Discounted cash flow	Prepayment speeds Discount rate	10% - 13% 13% - 14%	12.5% 13.2%
Other real estate owned	4,141	Fair value of collateral	Discount to reflect current market conditions	0% - 31%	19.5%

(dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$336	Fair value of collateral	Discount for type of property and current market conditions	0% - 40%	30.8%
Servicing asset	22,793	Discounted cash flow	Prepayment speeds Discount rate	0% - 25% 13% - 15%	11.9% 13.0%
Other real estate owned	2,631	Fair value of collateral	Discount to reflect current market conditions	30% - 35%	32.0%

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

In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair values are calculated using discounted cash flows. Discounted cash flows are calculated based off of the anticipated future cash flows updated to incorporate loss severities. Rating agency and industry research reports as well as default and deferral activity are reviewed and incorporated into the calculation. The Company did not own any securities classified within Level 3 of the hierarchy as of September 30, 2026 or December 31, 2025.

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

Commitments

The fair value of commitments to extend credit are based on fees currently charged to enter into similar agreements with similar maturities and interest rates. The Company determined that the fair value of commitments was zero based on the contractual value of outstanding commitments at each of September 30, 2026 and December 31, 2025.

The following tables present the carrying value and estimated fair value of all financial assets and liabilities that are not measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	September 30, 2026 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$652,274	$652,274	$652,274	$—	$—
Securities held-to-maturity, net	255,934	228,694	—	228,694	—
Loans held-for-sale	34,855	38,072	—	38,072	—
Net loans	3,806,623	3,712,400	—	—	3,712,400
Accrued interest receivable	28,565	28,565	28,565	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	5,152,766	5,000,118	3,122,934	—	1,877,184
Advances from Federal Home Loan Bank	239,500	235,769	—	235,769	—
Subordinated debt	123,506	125,545	35,140	90,405	—
Accrued interest payable	1,298	1,298	1,298	—	—

	December 31, 2025 Fair Value Measurements Using
(amounts in thousands)	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$456,777	$456,777	$456,777	$—	$—
Securities held-to-maturity, net	250,609	238,815	—	238,815	—
Loans held-for-sale	108,608	117,917	—	117,917	—
Net loans	3,691,042	3,642,632	—	—	3,642,632
Accrued interest receivable	27,909	27,909	27,909	—	—
Federal Home Loan Bank of Indianapolis stock	28,350	28,350	—	28,350	—
Deposits	4,839,813	4,853,941	2,559,565	—	2,294,376
Advances from Federal Home Loan Bank	249,500	252,046	—	252,046	—
Subordinated debt	105,465	105,492	37,059	68,433	—
Accrued interest payable	1,744	1,744	1,744	—	—

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

In March 2021, the Company terminated the last layer of interest rate swaps associated with available-for-sale agency mortgage-backed securities - residential, which resulted in swap termination payments to counterparties totaling $1.9 million. The corresponding fair value hedging adjustment was allocated pro-rata to the underlying hedged securities and is being amortized over the remaining lives of the designated securities. The Company had amortization expense totaling less than $0.1 million for both the three and nine months ended September 30, 2026 and 2025, which was recognized as a reduction to interest income on securities.

In June 2020, the Company terminated all fair value hedging relationships associated with loans, which resulted in swap termination payments to counterparties totaling $46.1 million. The corresponding loan fair value hedging adjustment as of the date of termination is being amortized over the remaining lives of the designated loans, which have a weighted average term to maturity of 8.3 years as of September 30, 2026. The Company had amortization expense totaling $0.9 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, related to these previously terminated fair value hedges which was recognized as a reduction to interest income on loans.

The following table presents the notional amount and fair value of interest rate swaps utilized by the Company at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(amounts in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$17,507	$460	$45,050	$210
Total contracts	$17,507	$460	$45,050	$210
Liability Derivatives
Derivatives not designated as hedging instruments
Back-to-back swaps	$17,507	$(460)	$45,050	$(210)
Total contracts	$17,507	$(460)	$45,050	$(210)

The fair value of interest rate swaps was estimated using a discounted cash flow method that incorporates current market interest rates as of the balance sheet date.

Back-to-back swaps consist of two interest-rate swaps (a customer swap and an offsetting counterparty swap). As a result of this offsetting relationship, no net gains or losses are recognized in income. The Company received $0.3 million of cash collateral from counterparties as security for their obligations related to these swap transactions at September 30, 2026. The Company received no cash collateral from counterparties as security for their obligations related to these swap transactions at December 31, 2025. The Company had no cash pledged as collateral to counterparties as security for its obligations related to these agreements as of September 30, 2026. The Company pledged cash collateral of $0.3 million to counterparties as security for its obligations related to these agreements as of December 31, 2025.

Note 13:     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in shareholders' equity, for the nine months ended September 30, 2026 and 2025, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
Balance, January 1, 2026	$(18,277)	$(1,853)	(20,130)
Other comprehensive loss before reclassifications from accumulated other comprehensive loss before tax	(19,711)	—	(19,711)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	333	333
Other comprehensive (loss) income before tax	(19,711)	333	(19,378)
Income tax (benefit) provision	(4,533)	81	(4,452)
Other comprehensive (loss) income - net of tax	(15,178)	252	(14,926)
Balance, September 30, 2026	$(33,455)	$(1,601)	$(35,056)

Balance, January 1, 2025	$(30,413)	$(2,240)	(32,653)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	12,114	—	12,114
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	432	432
Other comprehensive income before tax	12,114	432	12,546
Income tax provision	2,788	109	2,897
Other comprehensive income - net of tax	9,326	323	9,649
Balance, September 30, 2025	$(21,087)	$(1,917)	$(23,004)

The components of accumulated other comprehensive loss, included in shareholders' equity, for the three months ended September 30, 2026 and 2025, respectively, are presented in the table below.

(amounts in thousands)	Unrealized Losses On Debt Securities	Unrealized Losses On Debt Securities Transferred From Available-For-Sale To Held-To-Maturity	Total
Balance, July 1, 2026	$(19,430)	$(1,687)	$(21,117)
Other comprehensive loss before reclassifications from accumulated other comprehensive loss before tax	(18,215)	—	(18,215)
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	113	113
Other comprehensive (loss) income before tax	(18,215)	113	(18,102)
Income tax (benefit) provision	(4,190)	27	(4,163)
Other comprehensive (loss) income - net of tax	(14,025)	86	(13,939)
Balance, September 30, 2026	$(33,455)	$(1,601)	$(35,056)

Balance, July 1, 2025	$(24,514)	$(2,053)	$(26,567)
Other comprehensive income before reclassifications from accumulated other comprehensive loss before tax	4,454	—	4,454
Reclassifications from accumulated other comprehensive loss to earnings before tax	—	180	180
Other comprehensive income before tax	4,454	180	4,634
Income tax provision	1,027	44	1,071
Other comprehensive income - net of tax	3,427	136	3,563
Balance, September 30, 2025	$(21,087)	$(1,917)	$(23,004)

(amounts in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Loss for the Three Months Ended		Amounts Reclassified from Accumulated Other Comprehensive Loss for the Nine Months Ended
Details About Accumulated Other Comprehensive Loss Components	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Affected Line Item in the Statements of Operations
Reclassifications from accumulated other comprehensive loss to earnings before tax	$(113)	(180)	$(333)	$(432)	Interest Income
Total amount reclassified before tax	(113)	(180)	(333)	(432)	Income (loss) before income taxes
Tax benefit	(27)	(44)	(81)	(109)	Income tax provision (benefit)
Total reclassifications from accumulated other comprehensive loss	$(86)	$(136)	$(252)	$(323)	Net income (loss)

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

We believe that we differentiate ourselves from larger financial institutions by providing a full suite of services to emerging small businesses and entrepreneurs on a nationwide basis. We are an active lender in the Small Business Administration (“SBA”) 7(a) program, closing $211.7 million in SBA 7(a) loans during the nine months ended September 30, 2026. We also offer a top-ranked small business checking account product to our country’s entrepreneurs.

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

As of September 30, 2026, the Company had consolidated assets of $5.9 billion, consolidated deposits of $5.2 billion and shareholders’ equity of $354.4 million.

Results of Operations

During the third quarter 2026, net income was $4.8 million, or $0.54 diluted earnings per share, compared to a net loss of $41.6 million, or $4.76 diluted loss per share, during the third quarter 2025, representing an increase in net income of $46.4 million and an increase in diluted earnings per share of $5.30. During the nine months ended September 30, 2026, net income was $9.7 million, or $1.10 diluted earnings per share, compared to the nine months ended September 30, 2025 net loss of $40.5 million, or $4.63 diluted loss per share, resulting in an increase in net income of $50.2 million and an increase in diluted earnings per share of $5.73.

The $46.4 million increase in net income for the third quarter 2026 compared to the third quarter 2025 was due primarily to increases of $33.8 million in noninterest income and $4.4 million, or 14.5%, in net interest income, as well as a decrease of $23.2 million, or 66.6%, in the provision for credit losses, partially offset by an increase of $1.8 million, or 7.1%, in noninterest expense and a decrease of $13.2 million in income tax benefit.

The $50.2 million increase in net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to increases of $38.1 million in noninterest income and $15.3 million, or 18.4%, in net interest income, as well as a decrease of $19.0 million, or 31.5%, in the provision for credit losses, partially offset by an increase of $7.6 million, or 10.7%, in noninterest expense and a decrease of $14.6 million in income tax benefit.

During the third quarter 2026, return on average assets (“ROAA”), return on average shareholders’ equity (“ROAE”), and return on average tangible common equity (“ROATCE”) were 0.33%, 5.19% and 5.26%, respectively, compared to (2.71%), (42.11%) and (42.62%), respectively, for the third quarter 2025. During the nine months ended September 30, 2026, ROAA, ROAE and ROATCE were 0.23%, 3.50%, and 3.54%, respectively, compared to (0.91%), (13.80%), and (13.97%), respectively, for the nine months ended September 30, 2025.

During the third quarter 2026, the Company recognized non-recurring pre-tax severance costs of $0.4 million, or $0.3 million after tax. Excluding these costs, adjusted net income for the third quarter 2026 was $5.1 million and adjusted diluted earnings per share was $0.57. Additionally, for the three months ended September 30, 2026, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.35%, 5.51% and 5.58%, respectively.

Excluding the non-recurring severance costs, adjusted net income for the nine months ended September 30, 2026 was $10.0 million and adjusted diluted earnings per share was $1.13. Additionally, for the nine months ended September 30, 2026, adjusted ROAA, adjusted ROAE and adjusted ROATCE were 0.24%, 3.61% and 3.65%, respectively.

During the third quarter 2025, the Company closed on the sale of $836.9 million of single tenant lease financing loans recognizing a pre-tax loss of $37.8 million, or $29.1 million after tax. The transaction was executed as part of an initiative to strengthen the Company’s regulatory capital ratios and improve its interest rate risk position. While the loss on the transaction negatively impacted shareholders’ equity and regulatory capital, the transaction significantly reduced risk-weighted assets, resulting in a net positive effect on regulatory capital ratios. Furthermore, the loan sale reduced the Company’s interest rate risk profile by reducing exposure to longer-duration assets. Additionally, the Company has seen a beneficial impact on key profitability metrics, such as net interest margin and return on average assets.

Excluding the $29.1 million after-tax loss on the loan sale described above, adjusted net loss for the three months ended September 30, 2025 was $12.5 million and adjusted diluted loss per share was $1.43. Additionally, for the three months ended September 30, 2025, adjusted ROAA, adjusted ROAE and adjusted ROATCE were (0.81%), (12.63%) and (12.78%), respectively.

Excluding the same loss on the loan sale, adjusted net loss for the nine months ended September 30, 2025 was $11.3 million and adjusted diluted loss per share was $1.29. Additionally, for the nine months ended September 30, 2025, adjusted ROAA, adjusted ROAE and adjusted ROATCE were (0.25%), (3.86%) and (3.91%), respectively.

During the third quarter 2026, adjusted pre-provision net revenue (“PPNR”) was $17.1 million, a decrease of 5.6% from adjusted PPNR of $18.1 million for the third quarter 2025. The $1.0 million decrease was due to a decrease of $4.0 million, or 30.2%, in adjusted noninterest income and an increase of $1.4 million, or 5.6%, in adjusted noninterest expense, partially offset by an increase of $4.4 million, or 14.5%, in net interest income.

During the nine months ended September 30, 2026, adjusted PPNR was $50.1 million, an increase of 20.0% from adjusted PPNR of $41.8 million for the nine months ended September 30, 2025. The $8.4 million increase was due to increases of $15.3 million, or 18.4%, in net interest income and $0.2 million, or 0.8%, in adjusted noninterest income, partially offset by an increase of $7.2 million, or 10.2%, in adjusted noninterest expense.

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

	Three Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest /Dividends	Yield / Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,874,882	$62,656	6.42%	$4,427,200	$68,958	6.18%
Securities - taxable	1,017,130	10,772	4.20%	819,941	8,614	4.17%
Securities - non-taxable	71,433	621	3.45%	78,602	652	3.29%
Other earning assets	619,347	5,982	3.83%	569,811	6,164	4.29%
Total interest-earning assets	5,582,792	80,031	5.69%	5,895,554	84,388	5.68%

Allowance for credit losses - loans	(55,609)			(49,495)
Noninterest-earning assets	269,290			235,733
Total assets	$5,796,473			$6,081,792

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,437,634	$9,861	2.72%	$1,399,323	$11,742	3.33%
Savings accounts	18,153	38	0.83%	20,035	42	0.83%
Money market accounts	1,239,822	9,859	3.15%	1,250,350	11,771	3.73%
Fintech - brokered deposits	428,992	3,647	3.37%	—	—	—%
Certificates and brokered deposits	1,778,428	17,675	3.94%	2,463,302	26,579	4.28%
Total interest-bearing deposits	4,903,029	41,080	3.32%	5,133,010	50,134	3.87%
Other borrowed funds	353,978	4,209	4.72%	365,119	3,902	4.24%
Total interest-bearing liabilities	5,257,007	45,289	3.42%	5,498,129	54,036	3.90%
Noninterest-bearing deposits	146,911			174,494
Other noninterest-bearing liabilities	24,464			17,283
Total liabilities	5,428,382			5,689,906

Shareholders’ equity	368,091			391,886
Total liabilities and shareholders’ equity	$5,796,473			$6,081,792

Net interest income		$34,742			$30,352

Interest rate spread [1]			2.27%			1.78%
Net interest margin [2]			2.47%			2.04%
Net interest margin - FTE [3]			2.55%			2.12%
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

	Nine Months Ended
	September 30, 2026			September 30, 2025
(dollars in thousands)	Average Balance	Interest /Dividends	Yield /Cost	Average Balance	Interest /Dividends	Yield /Cost
Assets
Interest-earning assets
Loans, including loans held-for-sale	$3,864,462	$184,188	6.37%	$4,359,785	$198,305	6.08%
Securities - taxable	978,633	30,216	4.13%	832,060	26,139	4.20%
Securities - non-taxable	75,000	1,904	3.39%	79,745	1,967	3.30%
Other earning assets	567,791	16,169	3.81%	471,096	15,692	4.45%
Total interest-earning assets	5,485,886	232,477	5.67%	5,742,686	242,103	5.64%

Allowance for credit losses - loans	(56,350)			(48,091)
Noninterest-earning assets	267,209			231,985
Total assets	$5,696,745			$5,926,580

Liabilities
Interest-bearing liabilities
Interest-bearing demand deposits	$1,346,440	$26,933	2.67%	$1,195,651	$28,483	3.19%
Savings accounts	18,815	118	0.84%	20,786	131	0.84%
Money market accounts	1,278,637	30,297	3.17%	1,220,080	34,220	3.75%
Fintech - brokered deposits	163,733	4,134	3.38%	—	—	—%
Certificates and brokered deposits	2,003,298	60,277	4.02%	2,478,620	81,720	4.41%
Total interest-bearing deposits	4,810,923	121,759	3.38%	4,915,137	144,554	3.93%
Other borrowed funds	351,499	11,939	4.54%	444,532	14,111	4.24%
Total interest-bearing liabilities	5,162,422	133,698	3.46%	5,359,669	158,665	3.96%
Noninterest-bearing deposits	141,474			154,604
Other noninterest-bearing liabilities	22,000			20,377
Total liabilities	5,325,896			5,534,650

Shareholders’ equity	370,849			391,930
Total liabilities and shareholders’ equity	$5,696,745			$5,926,580

Net interest income		$98,779			$83,438

Interest rate spread [1]			2.21%			1.68%
Net interest margin [2]			2.41%			1.94%
Net interest margin - FTE [3]			2.49%			2.02%

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

	Three Months Ended September 30, 2026 vs. September 30, 2025 Due to Changes in			Nine Months Ended September 30, 2026 vs. September 30, 2025 Due to Changes in
(amounts in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans, including loans held-for-sale	$(21,011)	$14,709	$(6,302)	$(27,752)	$13,635	$(14,117)
Securities – taxable	2,095	63	2,158	4,788	(711)	4,077
Securities – non-taxable	(184)	153	(31)	(142)	79	(63)
Other earning assets	2,266	(2,448)	(182)	3,826	(3,349)	477
Total	(16,834)	12,477	(4,357)	(19,280)	9,654	(9,626)

Interest expense
Interest-bearing deposits	(2,170)	(6,884)	(9,054)	(2,999)	(19,796)	(22,795)
Other borrowed funds	(679)	986	307	(3,617)	1,445	(2,172)
Total	(2,849)	(5,898)	(8,747)	(6,616)	(18,351)	(24,967)

(Decrease) increase in net interest income	$(13,985)	$18,375	$4,390	$(12,664)	$28,005	$15,341

Net interest income for the third quarter 2026 was $34.7 million, an increase of $4.4 million, or 14.5%, compared to $30.4 million for the third quarter 2025. The increase in net interest income was the result of a decrease of $8.7 million, or 16.2%, in total interest expense to $45.3 million for the third quarter 2026 from $54.0 million for the third quarter 2025, which was partially offset by a $4.4 million, or 5.2%, decrease in total interest income to $80.0 million for the third quarter 2026 from $84.4 million for the third quarter 2025.

Net interest income for the nine months ended September 30, 2026 was $98.8 million, an increase of $15.3 million, or 18.4%, compared to $83.4 million for the nine months ended September 30, 2025. The increase in net interest income was the result of a decrease of $25.0 million, or 15.7%, in total interest expense to $133.7 million for the nine months ended September 30, 2026 from $158.7 million for the nine months ended September 30, 2025, which was partially offset by a decrease of $9.6 million, or 4.0%, in total interest income to $232.5 million for the nine months ended September 30, 2026 from $242.1 million for the nine months ended September 30, 2025.

The decrease in total interest income for the third quarter 2026 compared to third quarter 2025 was due primarily to a decrease in interest earned on loans, resulting from a decrease of $552.3 million, or 12.5%, in the average balance of loans, including loans held-for-sale, partially offset by an increase of 24 bps in the yield earned on loan balances. The decrease in the average balance of loans was driven primarily by the aforementioned sale of single tenant lease financing loans, partially offset by loan growth in other portfolio segments. The yield on funded portfolio loan originations was 7.51% for the third quarter 2026, an increase of 1 bp compared to the third quarter 2025. Additionally, interest earned on other earning assets declined modestly due to a decrease of 46 bps in the yield on these assets, partially offset by an increase of $49.5 million, or 8.7%, in average balances. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rate on cash balances held at the Federal Reserve. These decreases were partially offset by an increase of $2.1 million, or 23.0%, in interest income earned on securities driven by an increase of $190.0 million, or 21.2%, in average balances and an increase of 6 bps in the yield earned on securities balances.

The decrease in total interest income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to a decrease in interest earned on loans, resulting from a decrease of $495.3 million, or 11.4%, in the average balance of loans, including loans held-for-sale, partially offset by an increase of 29 bps in the yield on loan balances. The decrease in the average balance of loans was driven primarily by the aforementioned sale of single tenant lease financing loans, partially offset by loan growth in other portfolio segments. The yield on funded portfolio loan originations was 7.06% for the nine months ended September 30, 2026, a decrease of 52 bps compared to the nine months ended September 30, 2025. Additionally, interest earned on other earning assets declined modestly due to a decrease of 64 bps in the yield on these assets, partially offset by an increase of $96.7 million, or 20.5%, in average balances. The decrease in the yield earned on other earning assets was due mainly to the impact of decreases in the Fed Funds rate on cash balances held at the Federal Reserve. These decreases were partially offset by an increase of $4.9 million, or 14.6%, in interest income earned on securities driven by an increase of $141.8 million, or 15.6%, in average balances and an increase of 4 bps in the yield earned on securities balances.

The decrease in total interest expense for the third quarter 2026 compared to the third quarter 2025 was due primarily to decreases of $8.9 million, or 33.5%, in interest expense associated with certificates and brokered deposits, $1.9 million, or 16.2%, in interest expense related to money market accounts and $1.9 million, or 16.0%, in interest expense associated with interest-bearing demand deposits. These decreases were partially offset by an increase of $3.6 million in interest expense associated with fintech brokered deposits, which had no corresponding expense in the third quarter 2025, and a $0.3 million, or 7.9% increase in interest expense associated with other borrowed funds. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 34 bps in the cost of these deposits, as well as a decrease in the average balance of these deposits of $684.9 million, or 27.8%. The decrease in interest expense related to money market deposits was driven by a decrease of 58 bps in the cost of these deposits, as well as a decrease of $10.5 million, or 0.8%, in the average balance of these deposits. The decrease in interest expense related to interest-bearing demand deposits was driven by a decrease of 61 bps in the cost of these deposits, partially offset by an increase in the average balance of these deposits of $38.3 million, or 2.7%. The increase in interest expense related to other borrowed funds was driven by an increase of 48 bps in the cost of these funds, partially offset by a decrease in the average balance of $11.1 million, or 3.1%. The decreases in the cost of funds related to deposits was due primarily to the replacement of higher-cost certificates of deposit and brokered deposit maturities with lower cost fintech deposits, which benefited from decreases in the Fed Funds rate.

The decrease in total interest expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due primarily to decreases of $21.4 million, or 26.2%, in interest expense associated with certificates and brokered deposits, $3.9 million, or 11.5%, in interest expense associated with money market deposits, $2.2 million, or 15.4%, in interest expense related to other borrowed funds and $1.6 million, or 5.4%, in interest expense associated with interest-bearing demand deposits. These decreases were partially offset by an increase of $4.1 million in interest expense associated with fintech brokered deposits, which had no corresponding expense in the prior-year period. The decrease in interest expense related to certificates and brokered deposits was driven by a decrease of 39 bps in the cost of these deposits, as well as a decrease of $475.3 million, or 19.2%, in the average balance of these deposits. The decrease in interest expense related to money market deposits was driven primarily by a decrease of 58 bps in the cost of these deposits, partially offset by an increase of $58.6 million, or 4.8%, in the average balance of these deposits. The decrease in interest expense related to other borrowed funds was driven by a decrease in the average balance of $93.0 million, or 20.9%, partially offset by a 30 bp increase in the cost of these funds. The decrease in interest expense related to interest-bearing demand deposits was driven primarily by a decrease of 52 bps in the cost of these deposits, partially offset by an increase of $150.8 million, or 12.6%, in the average balance of these deposits. The decrease in the cost of funds related to deposits was due primarily to the replacement of higher-cost certificates of deposit and brokered deposit maturities with lower cost fintech deposits, which benefited from decreases in the Fed Funds rate.

Overall, the cost of total interest-bearing liabilities for the third quarter 2026 decreased 48 bps to 3.42% from 3.90% for the third quarter 2025. The cost of total interest-bearing liabilities for the nine months ended September 30, 2026 decreased 50 bps to 3.46% from 3.96% for the nine months ended September 30, 2025.

Net interest margin (“NIM”) was 2.47% for the third quarter 2026 compared to 2.04% for the third quarter 2025, an increase of 43 bps. On a fully-taxable equivalent (“FTE”) basis, NIM was 2.55% for the third quarter 2026 compared to 2.12% for the third quarter 2025, an increase of 43 bps. NIM was 2.41% for the nine months ended September 30, 2026 compared to 1.94% for the nine months ended September 30, 2025, an increase of 47 bps. FTE NIM was 2.49% for the nine months ended September 30, 2026 compared to 2.02% for the nine months ended September 30, 2025, an increase of 47 bps.

The increase in the third quarter and nine months ended September 30, 2026 NIM and FTE NIM compared to the third quarter and nine months ended September 30, 2025 reflects the combination of higher yields on loans and continued improvement in the cost of funds related to deposits.

Noninterest Income (Loss)

The following table shows noninterest income (loss) for each of the periods presented.

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Service charges and fees	$1,391	$369	$3,347	$912
Loan servicing revenue	2,824	2,055	8,533	6,017
Loan servicing asset revaluation	(961)	(1,332)	(3,600)	(3,666)
Gain (loss) on sale of loans	4,792	(27,103)	16,859	(16,783)
Other	1,153	1,364	4,263	4,857
Total noninterest income (loss)	$9,199	$(24,647)	$29,402	$(8,663)

During the third quarter 2026, noninterest income was $9.2 million, representing an increase of $33.8 million, compared to a loss of $24.6 million for the third quarter 2025. The increase in noninterest income was driven primarily by increases in gain on sale of loans, net loan servicing and service charges and fees, partially offset by a decrease in other noninterest income. The increase of $31.9 million in gain on sale of loans was due primarily to the impact of the aforementioned sale of single tenant lease financing loans, which resulted in a pre-tax loss of $37.8 million. Adjusted for the loan sale, noninterest income totaled $13.2 million for the third quarter 2025. Compared to this adjusted noninterest income, third quarter 2026 noninterest income declined $4.0 million, or 30.2%. The decrease was driven primarily by a decrease of $5.9 million, or 55.3%, in gain on sale of loans due to a decrease in the volume of U.S. Small Business Administration (“SBA”) 7(a) guaranteed loan sales. The increase of $1.1 million, or 157.7%, in net loan servicing was due primarily to the increase in the Company’s loan servicing portfolio following the sale of the single tenant lease financing loans, as well as positive fair value adjustments to the loan servicing asset. The increase of $1.0 million, or 277.0%, in service charges and fees reflects higher fees earned on growth in fintech deposits held off-balance sheet in deposit networks. The decrease of $0.2 million, or 15.5%, in other noninterest income was due primarily to lower distributions from fund investments, partially offset by an increase in fintech partnership revenue for the third quarter 2026.

During the nine months ended September 30, 2026, noninterest income was $29.4 million, an increase of $38.1 million, compared to a loss of $8.7 million for the nine months ended September 30, 2025. The increase in noninterest income was due primarily to increases in gain on sale of loans, net loan servicing and service charges and fees, partially offset by a decrease in other noninterest income. The increase of $33.6 million in gain on sale of loans was due primarily to the impact of the aforementioned sale of single tenant lease financing loans, which resulted in a pre-tax loss of $37.8 million. Adjusted for the loan sale, noninterest income totaled $29.2 million for the nine months ended September 30, 2025. Compared to this adjusted noninterest income, year-to-date 2026 noninterest income increased $0.2 million, or 0.8%. Despite the overall slight increase, gain on sale of loans decreased by $4.2 million, or 20.0%, due primarily to a decrease in the volume of SBA 7(a) guaranteed loan sales. The increase of $2.6 million, or 109.8%, in net loan servicing was due primarily to the increase in the Company’s loan servicing portfolio following the sale of the single tenant lease financing loans, as well as positive fair value adjustments to the loan servicing asset. The increase of $2.4 million, or 267.0%, in service charges and fees reflect higher fees earned on growth in fintech deposits held off-balance sheet in deposit networks. The decrease of $0.6 million, or 12.2%, in other noninterest income was due primarily to a distribution from a fund investment that occurred during the nine months ended September 30, 2025, partially offset by an increase in fintech partnership revenue for the nine months ended September 30, 2026.

Noninterest Expense

The following table shows noninterest expense for each of the periods presented.

	Three Months Ended		Nine Months Ended
(amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Salaries and employee benefits	$14,761	$14,384	$41,567	$38,358
Marketing, advertising and promotion	733	482	2,054	1,831
Consulting and professional services	960	979	3,412	3,143
Data processing	713	651	2,262	1,942
Loan expenses	2,392	1,850	6,680	4,901
Premises and equipment	3,654	3,572	11,048	9,968
Deposit insurance premium	1,660	1,584	4,758	4,546
Other	2,384	1,957	6,625	6,127
Total noninterest expense	$27,257	$25,459	$78,406	$70,816

Noninterest expense for the third quarter 2026 was $27.3 million, representing an increase of $1.8 million, or 7.1%, compared to $25.5 million for the third quarter 2025. The increase in noninterest expense was due primarily to increases in loan expenses, other noninterest expense, salaries and employee benefits, and marketing, advertising, and promotion expenses. The increase of $0.5 million, or 29.3%, in loan expenses was due primarily to third party servicing and fintech program management fees, as well as collection expense. The increase of $0.4 million, or 21.8%, in other noninterest expense was due primarily to increased risk management costs and expenses associated with OREO. The increase of $0.4 million, or 2.6%, in salaries and employee benefits was due to non-recurring employee severance expense. The increase of $0.3 million, or 52.1%, in marketing, advertising, and promotion expenses was due primarily to increased marketing initiatives during the period.

Noninterest expense for the nine months ended September 30, 2026 was $78.4 million, an increase of $7.6 million, or 10.7%, compared to $70.8 million for the nine months ended September 30, 2025. The increase was due primarily to increases in salaries and employee benefits, loan expenses, and premises and equipment. The increase of $3.2 million, or 8.4%, in salaries and employee benefits was due primarily to an increase in incentive compensation, as well as an increase in staffing related to small business lending and risk management and non-recurring employee severance expense. The increase of $1.8 million, or 36.3%, in loan expenses was due primarily to collection expense, as well as third party servicing and fintech program management fees. The increase of $1.1 million, or 10.8%, in premises and equipment was due primarily to continued investment in technology to enhance the user experience in consumer and small business banking.

The Company recorded an income tax provision of $0.2 million for the third quarter 2026, compared to an income tax benefit of $13.0 million for the third quarter 2025. The Company recorded an income tax benefit of $1.3 million for the nine months ended September 30, 2026, compared to an income tax benefit of $15.9 million for the nine months ended September 30, 2025. The income tax benefits recognized during the third quarter 2025 as well as the nine months ended September 30, 2025 reflect lower pre-tax earnings driven primarily by the loss on the loan sale, as well as the benefit of tax exempt income.

Financial Condition

The following table shows summary balance sheet data for each of the periods presented.

(amounts in thousands)
Balance Sheet Data:	September 30, 2026	December 31, 2025
Total assets	$5,888,003	$5,571,647
Loans	3,863,984	3,746,728
Total securities	1,099,042	1,029,296
Loans held-for-sale	34,855	108,608
Noninterest-bearing deposits	159,051	146,879
Interest-bearing deposits	4,993,715	4,692,934
Total deposits	5,152,766	4,839,813
Advances from Federal Home Loan Bank	239,500	249,500
Total liabilities	5,533,595	5,211,880
Total shareholders’ equity	354,408	359,767

Total assets increased $316.4 million, or 5.7%, to $5.9 billion at September 30, 2026 compared to $5.6 billion at December 31, 2025. Balance sheet growth was driven by increased fintech deposits throughout the year. The liquidity provided by the fintech deposit growth was used to replace higher-cost maturities of certificates of deposits and brokered deposits, as well as to fund net loan growth and securities purchases.

As of September 30, 2026, total shareholders’ equity was $354.4 million, a decrease of $5.4 million, or 1.5%, compared to December 31, 2025. The decrease in shareholders’ equity was due primarily to an increase in accumulated other comprehensive loss as unrealized losses on debt securities increased during the period due to an increase in interest rates throughout the year, partially offset by current period net income. Tangible common equity totaled $349.7 million as of September 30, 2026, representing a decrease of $5.4 million, or 1.5%, compared to December 31, 2025. The ratio of total shareholders’ equity to total assets decreased to 6.02% as of September 30, 2026 from 6.46% as of December 31, 2025, and the ratio of tangible common equity to tangible assets decreased to 5.94% as of September 30, 2026 from 6.38% as of December 31, 2025.

Book value per common share decreased 2.0% to $40.58 as of September 30, 2026 from $41.41 as of December 31, 2025 and tangible book value per common share decreased 2.0% to $40.04 as of September 30, 2026 from $40.87 as of December 31, 2025. The decrease in both book value per common share and tangible book value per common share was driven primarily by the decreases in total shareholders’ equity and tangible common equity. Refer to the “Reconciliation of Non-GAAP Financial Measures” section of Part I, Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Loan Portfolio Analysis

The following table shows a summary of the Company’s loan portfolio for each of the periods presented.

(dollars in thousands)	September 30, 2026		December 31, 2025
Commercial loans
Commercial and industrial	$237,667	6.2%	$221,714	5.9%
Owner-occupied commercial real estate	50,082	1.3%	48,575	1.3%
Investor commercial real estate	753,690	19.4%	647,394	17.3%
Construction	400,302	10.4%	372,668	9.9%
Single tenant lease financing	308,594	8.0%	222,925	5.9%
Public finance	430,381	11.1%	442,234	11.8%
Healthcare finance	112,406	2.9%	139,469	3.7%
Small business lending [1]	439,335	11.4%	430,024	11.5%
Franchise finance	330,626	8.6%	417,045	11.1%
Total commercial loans	3,063,083	79.3%	2,942,048	78.4%
Consumer loans
Residential mortgage	319,972	8.3%	343,110	9.2%
Home equity	16,186	0.4%	14,725	0.4%
Other consumer loans	446,307	11.6%	425,458	11.4%
Total consumer loans	782,465	20.3%	783,293	21.0%
Total commercial and consumer loans	3,845,548	99.6%	3,725,341	99.4%
Net deferred loan origination costs, premiums and discounts on purchased loans and other [2]	18,436	0.4%	21,387	0.6%
Total loans	3,863,984	100.0%	3,746,728	100.0%
Allowance for credit losses - loans	(57,361)		(55,686)
Net loans	$3,806,623		$3,691,042

1 Balances include $60.0 million and $52.2 million that are guaranteed by the U.S. government as of September 30, 2026 and December 31, 2025, respectively.

2 Includes carrying value adjustments of $16.4 million and $19.1 million related to terminated interest rate swaps associated with public finance loans as of September 30, 2026 and December 31, 2025, respectively.

During the third quarter 2026, the Company purchased a portfolio of embedded finance loans which are included in the commercial and industrial loan category for approximately $16.3 million. Certain loans within the acquired portfolio were classified as purchased credit deteriorated (“PCD”); however, the PCD loans were not material to the Company’s overall loan portfolio or allowance for credit losses and therefore are not separately presented. The allowance associated with the PCD loans is separately identified in the allowance for credit losses rollforward because it was established through the initial gross-up of the acquired loans rather than through provision expense.

Total loans were $3.9 billion as of September 30, 2026, an increase of $117.3 million, or 3.1%, compared to December 31, 2025. Total commercial loan balances were $3.1 billion as of September 30, 2026, an increase of $121.0 million, or 4.1%, from December 31, 2025. Total consumer loan balances were $782.5 million as of September 30, 2026, a decrease of $0.8 million, or 0.1%, compared to December 31, 2025. Compared to December 31, 2025, the increase in commercial loan balances was driven by investor commercial real estate, single tenant lease financing, construction and commercial and industrial loans, partially offset by planned run-off in the franchise finance and healthcare finance portfolios. The Company made the strategic decision to allow the franchise finance and healthcare finance portfolios to run off and is not originating new loans in these segments. The Company expects these portfolios to continue to decline over time and is redeploying cash flows from these portfolios to fund growth in core commercial lending areas such as single tenant lease financing, investor commercial real estate, construction, and small business lending. Additionally, the Company is funding growth in emerging lending verticals such as wealth advisory lending, embedded finance and equipment finance, which are included in commercial and industrial balances. The slight decrease in consumer loan balances was due primarily to early payoff and principal amortization in the residential mortgage portfolio, partially offset by new origination activity in the other consumer loans portfolio.

Asset Quality

Nonperforming loans are comprised of nonaccrual loans and loans 90 days past due and accruing. Nonperforming assets include nonperforming loans, other real estate owned (“OREO”) and other nonperforming assets, which generally consist of repossessed assets. The following table provides a summary of the Company’s nonperforming assets for each of the periods presented.

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans
Commercial loans:
Commercial and industrial	$606	$240
Single tenant lease financing	—	1,665
Healthcare finance	130	2,596
Small business lending [1]	24,872	19,781
Franchise finance	30,837	26,978
Total commercial loans	56,445	51,260
Consumer loans:
Residential mortgage	5,780	4,893
Other consumer loans	128	234
Total consumer loans	5,908	5,127
Total nonaccrual loans	62,353	56,387

Past due 90 days and accruing loans
Commercial loans:
Commercial and industrial	682	—
Small business lending	21	—
Franchise finance	—	1,144
Total commercial loans	703	1,144
Consumer loans:
Residential mortgage	—	1,007
Total consumer loans	—	1,007
Total past due 90 days and accruing loans	703	2,151

Total nonperforming loans	63,056	58,538

Other real estate owned
Small business lending	2,372	2,631
Single tenant lease financing	1,505	—
Residential mortgage	264	—
Total other real estate owned	4,141	2,631

Other nonperforming assets	267	186

Total nonperforming assets	$67,464	$61,355

Total nonperforming loans to total loans	1.63%	1.56%
Total nonperforming assets to total assets	1.15%	1.10%
Allowance for credit losses - loans to total loans	1.48%	1.49%
Nonaccrual loans to total loans	1.61%	1.50%
Allowance for credit losses - loans to nonaccrual loans	92.0%	98.8%
Allowance for credit losses - loans to nonperforming loans	91.0%	95.1%

1 Balances include $19.2 million and $13.6 million that are guaranteed by the U.S. government as of September 30, 2026 and December 31, 2025, respectively.

Total nonperforming loans increased $4.5 million, or 7.7%, to $63.1 million as of September 30, 2026 compared to $58.5 million as of December 31, 2025 due primarily to an increase in nonaccrual loans in the small business lending portfolio, which generally consisted of SBA 7(a) guaranteed balances and franchise finance. This was partially offset by decreases in accruing loans past due 90 days or more and in nonaccrual loans in the healthcare finance and single tenant lease financing portfolios. Total nonperforming assets increased $6.1 million, or 10.0%, to $67.5 million as of September 30, 2026, compared to $61.4 million as of December 31, 2025, due primarily to the increases mentioned above, as well as one single tenant lease financing loan that migrated to OREO during 2026. As of September 30, 2026, the Company had three small business lending properties, one single tenant lease financing property and one residential mortgage property in OREO with a carrying value of $4.1 million. As of December 31, 2025, the Company had three small business lending properties in OREO with a carrying value of $2.6 million.

Allowance for Credit Losses - Loans

The following table provides a rollforward of the allowance for credit losses for each of the periods presented; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Three Months Ended		Nine Months Ended		Year Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025
Balance, beginning of period	$53,096	$46,517	$55,686	$44,769	$44,769
Allowance on acquired PCD loans [1]	141	—	141	—	—
Balance	53,237	46,517	55,827	44,769	44,769
Provision charged to expense	12,148	34,393	42,262	60,110	71,921
Losses charged off
Commercial and industrial	(1,471)	(93)	(1,918)	(93)	(153)
Healthcare finance	—	—	(38)	—	—
Small business lending	(3,943)	(15,883)	(18,380)	(31,403)	(39,650)
Franchise finance	(2,788)	(5,385)	(20,541)	(13,471)	(21,754)
Residential mortgage	(56)	(17)	(138)	(28)	(75)
Other consumer loans	(519)	(374)	(1,430)	(1,046)	(1,457)
Total losses charged off	(8,777)	(21,752)	(42,445)	(46,041)	(63,089)
Recoveries
Commercial and industrial	18	2	34	6	21
Small business lending	261	635	857	808	1,681
Franchise finance	401	64	610	82	94
Residential mortgage	1	—	3	7	19
Home equity	2	2	4	5	7
Other consumer loans	70	62	209	177	263
Total recoveries	753	765	1,717	1,085	2,085
Balance, end of period	$57,361	$59,923	$57,361	$59,923	$55,686

Net charge-offs	$8,024	$20,987	$40,728	$44,956	$61,004

Net charge-offs (recoveries) to average loans (annualized)
Commercial and industrial	4.43%	0.29%	1.91%	0.10%	0.11%
Healthcare finance	0.00%	0.00%	0.04%	0.00%	0.00%
Small business lending	2.99%	11.63%	4.73%	9.17%	8.16%
Franchise finance	2.73%	4.49%	7.06%	3.59%	4.48%
Total commercial net charge-offs	0.97%	2.28%	1.72%	1.67%	1.76%
Residential mortgage	0.07%	0.02%	0.05%	0.01%	0.02%
Home equity	(0.05%)	(0.05%)	(0.04%)	(0.04%)	(0.04%)
Other consumer loans	0.40%	0.29%	0.37%	0.39%	0.29%
Total consumer net charge-offs	0.25%	0.16%	0.23%	0.15%	0.16%
Total net charge-offs to average loans	0.82%	1.89%	1.41%	1.38%	1.45%

1 The allowance established on acquired PCD loans was recorded through the acquisition-date gross-up of the acquired loans rather than through provision expense and was not material to the Company's total allowance for credit losses.

The allowance for credit losses - loans (“ACL”) was $57.4 million as of September 30, 2026, compared to $55.7 million as of December 31, 2025. The ACL as a percentage of total loans was 1.48% at September 30, 2026, compared to 1.49% at December 31, 2025. The ACL as a percentage of nonperforming loans decreased to 91.5% as of September 30, 2026, compared to 95.1% as of December 31, 2025, due primarily to a decrease in the ACL related to franchise finance loans with specific reserves that were charged off during the year. Excluding nonaccrual guaranteed balances, the ACL as a percentage of nonperforming loans increased to 131.9% as of September 30, 2026 compared to 124.0% as of December 31, 2025.

Net charge-offs of $8.0 million were recognized during the third quarter 2026, resulting in net charge-offs to average loans of 0.82%, compared to net charge-offs of $21.0 million, or 1.89% of average loans, for the third quarter 2025. The decrease in net charge-offs for the third quarter 2026 compared to the third quarter 2025 was driven primarily by decreases of $11.6 million in small business lending and $2.9 million in franchise finance net charge-offs.

During the nine months ended September 30, 2026, the Company recorded net charge-offs of $40.7 million, resulting in net charge-offs to average loans of 1.41%, compared to net charge-offs of $45.0 million, or 1.38% of average loans, during the nine months ended September 30, 2025. The decrease in net charge-offs for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven primarily by a decrease of $13.1 million in small business lending net charge-offs, partially offset by an increase of $6.5 million in franchise finance net charge-offs.

The provision for credit losses - loans for the third quarter 2026 declined to $12.1 million, compared to $34.4 million for the third quarter 2025. The decrease was driven primarily by lower net charge-offs and lower reserves on collectively evaluated loans, partially reflecting the transition of certain loans to individual evaluation and the establishment of additional specific reserves.

The provision for credit losses - loans during the nine months ended September 30, 2026 was $42.3 million, compared to $60.1 million for the nine months ended September 30, 2025. The decrease was driven primarily by decreases in net charge-offs, specific reserves and the reserve on collectively evaluated loans.

Investment Securities Portfolio

The following tables show the amortized cost and approximate fair value of our investment securities portfolio by security type for each of the periods presented.

(amounts in thousands)
Amortized Cost	September 30, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$50,426	$64,298
Municipal securities	56,941	64,777
Agency mortgage-backed securities - residential	440,756	409,718
Agency mortgage-backed securities - commercial	56,468	59,112
Private label mortgage-backed securities - residential	121,790	124,264
Asset-backed securities	82,133	42,492
Corporate securities	78,040	37,761
Total available-for-sale	886,554	802,422
Securities held-to-maturity, net carrying value
Municipal securities	9,828	11,006
Agency mortgage-backed securities - residential	226,083	213,530
Agency mortgage-backed securities - commercial	5,580	5,635
Corporate securities	14,443	20,438
Total held-to-maturity, net carrying value	255,934	250,609
Total securities	$1,142,488	$1,053,031

(amounts in thousands)
Approximate Fair Value	September 30, 2026	December 31, 2025
Securities available-for-sale
U.S. Government-sponsored agencies	$49,805	$63,764
Municipal securities	50,585	63,386
Agency mortgage-backed securities - residential	410,981	389,457
Agency mortgage-backed securities - commercial	55,092	58,477
Private label mortgage-backed securities - residential	118,857	123,673
Asset-backed securities	81,260	42,553
Corporate securities	76,528	37,377
Total available-for-sale	843,108	778,687
Securities held-to-maturity
Municipal securities	8,865	10,551
Agency mortgage-backed securities - residential	201,919	203,715
Agency mortgage-backed securities - commercial	4,358	4,720
Corporate securities	13,552	19,829
Total held-to-maturity	228,694	238,815
Total securities	$1,071,802	$1,017,502

The approximate fair value of available-for-sale investment securities increased $64.4 million, or 8.3%, to $843.1 million as of September 30, 2026, compared to $778.7 million as of December 31, 2025. The increase was due primarily to increases of $39.2 million in corporate securities, $38.7 million in asset-backed securities, $21.5 million in agency mortgage-backed securities - residential, partially offset by decreases of $14.0 million in U.S. Government-sponsored agencies, $12.8 million in municipal securities, $4.8 million in private label mortgage-backed securities - residential and $3.4 million in agency mortgage-backed securities - commercial. The Company deployed liquidity provided by fintech deposit growth during 2026 into new purchases of short-duration agency securities, asset-backed securities and investment grade corporate securities, which was partially offset by net pay down activity in other security types. As of September 30, 2026, the Company had securities with a net carrying value of $255.9 million designated as held-to-maturity, compared to $250.6 million as of December 31, 2025. The increase was due primarily to purchases of CRA-eligible agency mortgage-backed securities - residential made in 2026.

Accrued Income and Other Assets

Accrued income and other assets increased $8.8 million, or 9.8%, to $97.8 million at September 30, 2026, compared to $89.1 million at December 31, 2025. The increase was due primarily to increases of $5.4 million in various receivables, none of which were individually significant, and $3.5 million in deferred tax assets.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $1.2 million, or 7.6%, to $16.5 million at September 30, 2026, compared to $15.4 million at December 31, 2025. The increase was due primarily to increases of $0.9 million in accrued salary and benefits and $0.3 million in derivative liability.

Deposits

The following table shows the composition of the Company’s deposit base for each of the periods presented.

(dollars in thousands)	September 30, 2026		December 31, 2025
Noninterest-bearing deposits	$159,051	3.2%	$146,879	3.0%
Interest-bearing demand deposits	1,713,795	33.3%	1,120,850	23.2%
Savings accounts	17,564	0.3%	18,991	0.4%
Money market accounts	1,232,524	23.9%	1,272,845	26.3%
Fintech - brokered deposits	341,610	6.6%	—	0.0%
Certificates of deposits	1,479,994	28.7%	2,004,909	41.4%
Brokered deposits	208,228	4.0%	275,339	5.7%
Total deposits	$5,152,766	100.0%	$4,839,813	100.0%

Total deposits increased $313.0 million, or 6.5%, to $5.2 billion as of September 30, 2026, compared to $4.8 billion as of December 31, 2025. The increase was due primarily to increases of $592.9 million, or 52.9%, in interest-bearing demand deposits, $341.6 million in fintech - brokered deposits and $12.2 million, or 8.3%, in noninterest-bearing deposits, partially offset by decreases of $524.9 million, or 26.2%, in certificates of deposits, $67.1 million, or 24.4%, in brokered deposits and $40.3 million, or 3.2%, in money market accounts. Certain fintech partnership deposits previously included in interest-bearing demand deposits were reclassified to fintech-brokered deposits due to changes to program agreements during 2026. Continued growth in fintech partnership deposits provided the ability to pay down certificates of deposits, higher-cost brokered deposits and money market accounts.

Uninsured deposit balances represented 32% of total deposits at September 30, 2026, down from 33% at December 31, 2025. These balances include Indiana-based municipal deposits, which are insured by the Indiana Board for Depositories, as well as larger balance accounts under contractual agreements that only allow withdrawal under certain conditions. After subtracting these types of deposits, the adjusted uninsured deposit balance remains at 27% for both September 30, 2026, and December 31, 2025. Additionally, the balance of uninsured deposits can be elevated at the end of the month due to increased payments activity by business customers of the Company’s fintech partners.

Recent Debt Offerings

On September 10, 2026, the Company issued $20.5 million aggregate principal amount of 8.00% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2036 Notes”) in a private placement. The 2036 Notes initially bear a fixed interest rate of 8.00% per year to, but excluding, September 15, 2031, and thereafter at a floating rate equal to the then-current benchmark rate (initially three-month Term SOFR) plus 3.735%. The 2036 Notes are scheduled to mature on September 15, 2036. The 2036 Notes are unsecured subordinated obligations of the Company and may be repaid, without penalty, on any interest payment date on or after September 15, 2031. The 2036 Notes are intended to qualify as Tier 2 capital under regulatory guidelines. Under the terms of a Registration Rights Agreement between the Company and the initial purchasers of the 2036 Notes, the Company has agreed to take certain actions to provide for the exchange of the 2036 Notes for subordinated notes that are registered under the Securities Act of 1933, as amended, and have substantially the same terms as the 2036 Notes.

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

The following tables present actual and required capital ratios as of September 30, 2026 and December 31, 2025 for the Company and the Bank under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of September 30, 2026:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$356,459	8.86%	$281,664	7.00%	N/A	N/A
Bank	433,145	10.84%	279,703	7.00%	$259,724	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	356,459	8.86%	342,021	8.50%	N/A	N/A
Bank	433,145	10.84%	339,639	8.50%	319,660	8.00%
Total capital to risk-weighted assets
Consolidated	495,786	12.32%	422,496	10.50%	N/A	N/A
Bank	483,205	12.09%	419,554	10.50%	399,576	10.00%
Leverage ratio
Consolidated	356,459	6.15%	231,688	4.00%	N/A	N/A
Bank	433,145	7.51%	230,573	4.00%	288,216	5.00%

	Actual		Minimum Capital Required - Basel III		Minimum Required to be Considered Well Capitalized
(dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2025:
Common equity tier 1 capital to risk-weighted assets
Consolidated	$350,350	8.97%	$273,335	7.00%	N/A	N/A
Bank	420,963	10.83%	272,045	7.00%	$252,613	6.50%
Tier 1 capital to risk-weighted assets
Consolidated	350,350	8.97%	331,907	8.50%	N/A	N/A
Bank	420,963	10.83%	330,340	8.50%	310,908	8.00%
Total capital to risk-weighted assets
Consolidated	488,170	12.50%	410,003	10.50%	N/A	N/A
Bank	469,649	12.08%	408,067	10.50%	388,635	10.00%
Leverage ratio
Consolidated	350,350	6.24%	224,566	4.00%	N/A	N/A
Bank	420,963	7.53%	223,717	4.00%	279,646	5.00%

Shareholders’ Dividends

The Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock payable October 15, 2026 to shareholders of record as of October 1, 2026. The Company expects to continue to pay cash dividends on a quarterly basis; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including the Company’s results of operations, financial condition, capital requirements, regulatory and contractual restrictions (including with respect to the Company’s outstanding subordinated debt), business strategy and other factors deemed relevant by the Board of Directors.

As of September 30, 2026, the Company had $125.5 million principal amount of subordinated debt outstanding evidenced by the 2029 Notes, 2030 Note, 2031 Notes and 2036 Notes. The agreements that govern our outstanding subordinated debt prohibit the Company from paying any dividends on its common stock or making any other distributions to shareholders at any time when there shall have occurred, and be continuing to occur, an event of default under the applicable agreement. If an event of default were to occur and the Company did not cure it, the Company would be prohibited from paying any dividends or making any other distributions to shareholders or from redeeming or repurchasing any common stock.

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

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of September 30, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

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

The Company holds cash and investment securities that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operations and meet its financial commitments. At September 30, 2026, on a consolidated basis, the Company had $1.5 billion in cash and cash equivalents and investment securities available-for-sale and $34.9 million in loans held-for-sale that were generally available for its cash needs. Additionally, the Company uses a custodial deposit arrangement for certain deposit programs whereby the Company, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term liquidity needs at one or more third-party banks insured by the FDIC through the IntraFi One-Way Sell network. The Company remains the issuer of, and maintains the records for, all accounts under the applicable account holder agreements and, importantly, retains transactional authority to move funds on-and-off balance sheet as liquidity needs merit. Such off-balance sheet deposits totaled $2.9 billion at September 30, 2026 and $1.1 billion at December 31, 2025 and primarily consist of fintech partnership deposits. The Company can also generate funds from wholesale funding sources and collateralized borrowings. At September 30, 2026, the Bank had the ability to borrow an additional $1.6 billion from the FHLB, the Federal Reserve and correspondent bank Fed Funds lines of credit.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common shareholders and interest and principal on outstanding debt. The Company’s primary sources of funds are cash maintained at the holding company level and dividends from the Bank, the payment of which is subject to regulatory limits. At September 30, 2026, the Company, on an unconsolidated basis, had $20.9 million in cash for debt servicing and operating expenses.

The Company uses its sources of funds primarily to meet ongoing financial commitments, including withdrawals by depositors, credit commitments to borrowers, operating expenses and capital expenditures. At September 30, 2026, approved outstanding loan commitments, including unused lines of credit and standby letters of credit, amounted to $536.6 million. Certificates of deposits and brokered deposits scheduled to mature in one year or less at September 30, 2026 totaled $1.0 billion.

Management is not aware of any other events or regulatory requirements that, if implemented, are likely to have a material effect on either the Company’s or the Bank’s liquidity.

Reconciliation of Non-GAAP Financial Measures

This Management’s Discussion and Analysis contains financial information determined by methods other than in accordance with GAAP. Non-GAAP financial measures, specifically tangible common equity, tangible assets, tangible book value per common share, tangible common equity to tangible assets, average tangible common equity, return on average tangible common equity, total interest income - FTE, net interest income - FTE, net interest margin - FTE, adjusted total revenue, pre-tax, pre-provision net revenue (loss), adjusted pre-tax, pre-provision net revenue, adjusted noninterest income (loss), adjusted noninterest expense, adjusted income (loss) before income taxes, adjusted income tax provision (benefit), adjusted net income (loss), adjusted diluted earnings (loss) per share, adjusted return on average assets, adjusted return on average shareholders’ equity, adjusted return on average tangible common equity, adjusted nonperforming loans to total loans, and adjusted allowance for credit losses - loans to nonperforming loans are used by the Company’s management to measure the strength of its capital and analyze profitability, including its ability to generate earnings on tangible capital invested by its shareholders. The Company also believes that it is a standard practice in the banking industry to present total interest income, net interest income and net interest margin on a fully-taxable equivalent basis, as those measures provide useful information for peer comparisons. Although the Company believes these non-GAAP financial measures provide a greater understanding of its business, they should not be considered a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the following table for each of the periods presented.

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total equity - GAAP	$354,408	$352,168	$354,408	$352,168
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible common equity	$349,721	$347,481	$349,721	$347,481

Total assets - GAAP	$5,888,003	$5,639,174	$5,888,003	$5,639,174
Adjustments:
Goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Tangible assets	$5,883,316	$5,634,487	$5,883,316	$5,634,487

Common shares outstanding	8,733,574	8,713,094	8,733,574	8,713,094

Book value per common share	$40.58	$40.42	$40.58	$40.42
Effect of goodwill	(0.54)	(0.54)	(0.54)	(0.54)
Tangible book value per common share	$40.04	$39.88	$40.04	$39.88

Total shareholders’ equity to assets	6.02%	6.25%	6.02%	6.25%
Effect of goodwill	(0.08%)	(0.08%)	(0.08%)	(0.08%)
Tangible common equity to tangible assets	5.94%	6.17%	5.94%	6.17%

Total average equity - GAAP	$368,091	$391,886	$370,849	$391,930
Adjustments:
Average goodwill	(4,687)	(4,687)	(4,687)	(4,687)
Average tangible common equity	$363,404	$387,199	$366,162	$387,243

Return on average shareholders’ equity	5.19%	(42.11%)	3.50%	(13.80%)
Effect of goodwill	0.07%	(0.51%)	0.04%	(0.17%)
Return on average tangible common equity	5.26%	(42.62%)	3.54%	(13.97%)
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total interest income	$80,031	$84,388	$232,477	$242,103
Adjustments:
Fully-taxable equivalent adjustments [1]	1,116	1,158	3,418	3,484
Total interest income - FTE	$81,147	$85,546	$235,895	$245,587

Net interest income	$34,742	$30,352	$98,779	$83,438
Adjustments:
Fully-taxable equivalent adjustments [1]	1,116	1,158	3,418	3,484
Net interest income - FTE	$35,858	$31,510	$102,197	$86,922

Net interest margin	2.47%	2.04%	2.41%	1.94%
Effect of fully-taxable equivalent adjustments [1]	0.08%	0.08%	0.08%	0.08%
Net interest margin - FTE	2.55%	2.12%	2.49%	2.02%

Total revenue- GAAP	$43,941	$5,705	$128,181	$74,775
Adjustments:
Loss on sale of loans	—	37,823	—	37,823
Adjusted total revenue	$43,941	$43,528	$128,181	$112,598

Net income (loss) - GAAP	$4,819	$(41,593)	$9,695	$(40,457)
Adjustments: [1]
Provision for credit losses	11,629	34,789	41,349	60,330
Income tax provision (benefit)	236	(12,950)	(1,269)	(15,914)
Pre-tax, pre-provision net revenue (loss)	$16,684	$(19,754)	$49,775	$3,959

Pre-provision net revenue (loss)	$16,684	$(19,754)	$49,775	$3,959
Adjustments:
Loss on sale of loans	—	37,823	—	37,823
Employee severance expense	371	—	371	—
Adjusted pre-tax, pre-provision net revenue	$17,055	$18,069	$50,146	$41,782

Noninterest income (loss) - GAAP	$9,199	$(24,647)	$29,402	$(8,663)
Adjustments:
Loss on sale of loans	—	37,823	—	37,823
Adjusted noninterest income	$9,199	$13,176	$29,402	$29,160

Noninterest expense - GAAP	$27,257	$25,459	$78,406	$70,816
Adjustments:
Employee severance expense	(371)	—	(371)	—
Adjusted noninterest expense	$26,886	$25,459	$78,035	$70,816

Income (loss) before income taxes - GAAP	$5,055	$(54,543)	$8,426	$(56,371)
Adjustments:
Loss on sale of loans	—	37,823	—	37,823
Employee severance expense	371	—	371	—
Adjusted income (loss) before income taxes	$5,426	$(16,720)	$8,797	$(18,548)
[1] Assuming a 21% tax rate

(dollars in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income tax provision (benefit) - GAAP	$236	$(12,950)	$(1,269)	$(15,914)
Adjustments:[1]
Loss on sale of loans	—	8,699	—	8,699
Employee severance expense	78	—	78	—
Adjusted income tax provision (benefit)	$314	$(4,251)	$(1,191)	$(7,215)

Net income (loss) - GAAP	$4,819	$(41,593)	$9,695	$(40,457)
Adjustments:[1]
Loss on sale of loans	—	29,124	—	29,124
Employee severance expense	293	—	293	—
Adjusted net income (loss)	$5,112	$(12,469)	$9,988	$(11,333)

Diluted average common shares outstanding	8,865,954	8,742,052	8,821,890	8,730,519

Diluted earnings (loss) per share - GAAP	$0.54	$(4.76)	$1.10	$(4.63)
Adjustments:
Effect of loss on sale of loans	—	3.33	—	3.34
Effect of employee severance expense	0.03	—	0.03	—
Adjusted diluted earnings (loss) per share	$0.57	$(1.43)	$1.13	$(1.29)

Return on average assets	0.33%	(2.71%)	0.23%	(0.91%)
Effect of loss on sale of loans	—%	1.90%	—%	0.66%
Effect of employee severance expense	0.02%	—%	0.01%	—%
Adjusted return on average assets	0.35%	(0.81%)	0.24%	(0.25%)

Return on average shareholders' equity	5.19%	(42.11%)	3.50%	(13.80%)
Effect of loss on sale of loans	—%	29.48%	—%	9.94%
Effect of employee severance expense	0.32%	—%	0.11%	—%
Adjusted return on average shareholders’ equity	5.51%	(12.63%)	3.61%	(3.86%)

Return on average tangible common equity	5.26%	(42.62%)	3.54%	(13.97%)
Effect of loss on sale of loans	—%	29.84%	—%	10.06%
Effect of employee severance expense	0.32%	—%	0.11%	—%
Adjusted return on average tangible common equity	5.58%	(12.78%)	3.65%	(3.91%)

Nonperforming loans to total loans	1.63%	1.47%	1.63%	1.47%
Adjustments:
Fully guaranteed balances	(0.49%)	(0.29%)	(0.49%)	(0.29%)
Adjusted nonperforming loans to total loans	1.14%	1.18%	1.14%	1.18%

Allowance for credit losses - loans to nonperforming loans	90.97%	112.53%	90.97%	112.53%
Adjustments:
Fully guaranteed balances	39.79%	27.83%	39.79%	27.83%
Adjusted allowance for credit losses - loans to nonperforming loans	130.76%	140.36%	130.76%	140.36%
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

We monitor the Company’s interest rate risk position using income simulation models and economic value of equity (“EVE”) sensitivity analysis that capture both short-term and long-term interest rate risk exposure. Income simulation involves forecasting net interest income (“NII”) under a variety of interest rate scenarios. We use EVE sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest-rate scenarios. Modeling the sensitivity of NII and EVE to changes in market interest rates is highly dependent on the assumptions incorporated into the modeling process, especially those pertaining to non-maturity deposit accounts. These assumptions are reviewed and refined on an ongoing basis by the Company. We continually model our NII and EVE positions with various interest rate scenarios and assumptions of future balance sheet composition. We utilize implied forward rates in the base case scenario which reflects market expectations for rate changes over the next 24 months. Presented below is the estimated impact on our NII and EVE position as of September 30, 2026, assuming a static balance sheet and instantaneous parallel shifts in interest rates:

	% Change from Base Case for Instantaneous Parallel Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	8.97%	5.28%	N/A	(2.30%)	(4.50%)
NII - Year 2	8.58%	6.59%	1.65%	(1.06%)	(3.87%)
EVE	15.92%	9.07%	N/A	(4.93%)	(9.97%)

To supplement the instantaneous rate shocks required by regulatory guidance, we also calculate our interest rate risk position assuming a gradual change in market interest rates. This gradual change is commonly referred to as a “rate ramp” and evenly allocates a change in interest rates over a specified time period.

Presented below is the estimated impact on the Company’s NII and EVE position as of September 30, 2026, assuming a static balance sheet and gradual parallel shifts in interest rates:

	% Change from Base Case for Gradual Changes in Rates
	Implied Forward Curve -200 Basis Points	Implied Forward Curve -100 Basis Points	Base Implied Forward Curve	Implied Forward Curve +50 Basis Points	Implied Forward Curve +100 Basis Points
NII - Year 1	6.69%	4.28%	N/A	0.24%	(0.94%)
NII - Year 2	10.19%	7.06%	1.65%	(0.81%)	(3.49%)
EVE	14.98%	8.57%	N/A	(4.52%)	(9.14%)

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

The Company performed an evaluation under the supervision and with the participation of management, including the principal executive and principal financial officers, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

On October 20, 2025, the Board of Directors of the Company authorized the repurchase of up to $25.0 million of the Company's outstanding common stock from time to time on the open market or in privately negotiated transactions. Under the program, the Company repurchased 27,998 shares of common stock, at an average price of $18.64, for a total investment of $0.5 million as of September 30, 2026. The stock repurchase authorization is scheduled to expire on September 30, 2027.

The following table presents information with respect to purchases of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3), during the third quarter 2026.

(dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Program
July 1, 2026 - July 31, 2026	—	$—	—	$24,478
August 1, 2026 - August 31, 2026	—	$—	—	$24,478
September 1, 2026 - September 30, 2026	—	$—	—	$24,478
Total	—		—

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

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
4.1
Subordinated Indenture, dated as of September 30, 2016, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to current report on Form 8-K filed September 30, 2016)
Incorporated by Reference
4.2
Fifth Supplemental Indenture, dated as of September 10, 2026, between First Internet Bancorp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to current report on Form 8-K filed August 16, 2021)
Incorporated by Reference
4.3	Forms of 8.0% Fixed-to-Floating Rate Subordinated Note due September 15, 2036 (incorporated by reference to Exhibit 4.3 to current report on Form 8-K filed September 10, 2026)	Incorporated by Reference
10.1
Form of Subordinated Note Purchase Agreement, dated September 10, 2026 by and among First Internet Bancorp and the Purchasers* (incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed September 10, 2026)
Incorporated by Reference
10.2
Form of Registration Rights Agreement, dated September 10, 2026, by and among First Internet Bancorp and the Purchasers (incorporated by reference to Exhibit 10.2 to current report on Form 8-K filed September 10, 2026)
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

FIRST INTERNET BANCORP

11/4/2026	By	/s/ David B. Becker
David B. Becker, Chairman and Chief Executive Officer (on behalf of Registrant)

11/4/2026	By	/s/ Kenneth J. Lovik
Kenneth J. Lovik, Executive Vice President and Chief Financial Officer (principal financial officer)